Form 10-K
period 1993-12-31
SOUTHEASTERN MICHIGAN GAS ENTERPRISES INC
filed 1994-03-30
CIK 277158

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended December 31, 1993

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal period from               to
                                               -------------   ------------

                        Commission file number 0-8503

                 SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
           (Exact name of registrant as specified in its charter)

                Michigan                                   38-2144267
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

 405 Water Street, Port Huron, Michigan                       48060
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         810-987-2200

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange on
           Title of each class                          which registered
           -------------------                      ------------------------
                  None                                         N/A

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1 Par Value
                          --------------------------
                              (Title of Class)

                       $2.3125, Series A, Convertible
                         Cumulative Preferred Stock
                        ------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (Common Stock, $1 Par Value) held by non-affiliates is computed at $180,663,577 based on 9,322,166 shares held by non--affiliates as of February 21, 1994 at the average of the bid and ask prices on the closest trading date for such stock of $19.00 and $19.75, respectively, as quoted on the National Association of Securities Dealers Automated Quotation National Market System (NASDAQ/NMS) (which prices may not represent actual transactions).

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of February 21, 1994: 10,491,000 shares of Common Stock, $1 Par Value.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's definitive Proxy Statement (filed or to be filed pursuant to Regulation 14A) with respect to Registrant's April 19, 1994 Annual Meeting of Shareholders are incorporated by reference herein in response to
Part III.

                       T A B L E   O F   C O N T E N T S

                                                                        PAGE
CONTENTS                                                               NUMBER
PART I

ITEM 1.        BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .   1

ITEM 2.        PROPERTIES . . . . . . . . . . . . . . . . . . . . . . .   4

ITEM 3.        LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . .   7

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . .   7


PART II

ITEM 5.        MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
               COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . . . . .   8

ITEM 6.        SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . .   9

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . .  10

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . .  17

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . .  36


PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . .  37

ITEM 11.       EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .  37

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .  37

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .  37


PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . .  38

SIGNATURES      . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41

                                   GLOSSARY


Bcf  . . . . . . . . . . A measure of natural gas volumes equivalent to one billion cubic feet

Degree Day . . . . . . . A measure of coldness computed by the number of degrees the average daily temperature falls below 65 degrees Fahrenheit

FASB . . . . . . . . . . Financial Accounting Standards Board

FERC . . . . . . . . . . Federal Energy Regulatory Commission

Mcf  . . . . . . . . . . A measure of natural gas volumes equivalent to one thousand cubic feet

MMcf . . . . . . . . . . A measure of natural gas volumes equivalent to one million cubic feet

MPSC . . . . . . . . . . Michigan Public Service Commission

NGV  . . . . . . . . . . Natural gas vehicle

Normal Degree Days . . . An average of degree days over the last 10 years

NYMEX  . . . . . . . . . New York Mercantile Exchange

SFAS . . . . . . . . . . Statement of Financial Accounting Standards

                                    PART I



ITEM 1.   BUSINESS


THE COMPANY

     Southeastern Michigan Gas Enterprises, Inc. (the Company) is a holding company formed in 1977 which owns six direct subsidiaries. The Company provides professional and technical services for its subsidiaries in the areas of finance and accounting, taxes, risk management, human resources, legal assistance and information systems.

     Southeastern Michigan Gas Company (Southeastern), Battle Creek Gas Company (Battle Creek) and Michigan Gas Company (Michigan Gas) (collectively, the utility subsidiaries) generate revenues through the sale and transportation of natural gas. Set forth in the table below is sales and transportation information for the past three years:

                                       1993            1992            1991
                                  --------------  --------------  --------------
                                              (Dollars in thousands)
Gas sales revenue:
  Residential..................   $122,216   61%  $110,173   62%  $101,542   61%
  Commercial...................     61,379   31     53,770   30     49,100   30
  Industrial...................     16,049    8     14,953    8     15,139    9
                                  --------  ---   --------  ---   --------  ---
    Total gas sales revenue....   $199,644  100%  $178,896  100%  $165,781  100%
                                  ========  ===   ========  ===   ========  ===
Gas transportation revenue.....   $ 11,968        $ 11,918        $ 11,736
                                  ========        ========        ========

Throughput volumes (MMcf):
Gas sales volumes:
  Residential..................     23,302   59%    22,352   59%    20,773   58%
  Commercial...................     12,608   32     11,890   32     11,116   31
  Industrial...................      3,500    9      3,513    9      3,707   11
                                    ------  ---     ------  ---     ------  ---
    Total gas sales volumes....     39,410  100%    37,755  100%    35,596  100%
                                    ======  ===     ======  ===     ======  ===
Gas transportation volumes.....     19,073          22,147          22,357
                                    ======          ======          ======

     Residential and commercial gas sales revenues are sensitive to weather as residential and commercial customers use natural gas primarily for space heating purposes. Industrial sales and transportation volumes and margins are primarily dependent upon the comparative cost of alternate fuels, economic conditions and government policies.

     Southeastern and Michigan Gas are subject to the jurisdiction of the MPSC as to various phases of their operations including rates, accounting, service standards and the issuance of securities. Battle Creek is subject to the jurisdiction of the MPSC as to various phases of its operations including accounting, service standards and issuance of securities, but not as to rates. Battle Creek's rates are subject to the jurisdiction of the City Commissioners of Battle Creek, Michigan.

     SEMCO Energy Services, Inc. (SEMCO) was formed in 1986 to take advantage of the natural gas marketing opportunities created by deregulation in the natural gas industry. SEMCO also has operations and interests in natural gas transmission and gathering systems, an underground natural gas storage field, a gas processing plant and oil and gas properties. Some of these interests were obtained through equity investments where an unrelated party is the operator. The majority of these activities are regulated by various state regulatory agencies with respect to maximum rates charged to customers. Set forth below are SEMCO's operating revenues, cost of gas marketed, volumes, average number of customers and earnings (loss) from equity investments for the past three years:

                                             1993       1992       1991
                                             ----       ----       ----
                                               (Dollars in thousands)
     Natural gas marketing operations:
       Gas marketing revenues............  $70,991    $54,595    $48,497
       Cost of gas marketed..............   67,474     52,347     46,237
                                           -------    -------    -------
         Gross margin....................  $ 3,517    $ 2,248    $ 2,260
                                           =======    =======    =======

       Gas volumes marketed (MMcf).......   31,501     29,637     28,636
       Average number of customers.......      156        161        146
     Other operating revenues............  $ 3,631    $ 2,983    $ 1,763
     Earnings (loss) from equity
       investments.......................  $   (23)   $   478    $   801

     SEMCO's gas marketing margins and volumes are sensitive to the comparative costs of alternate fuels, seasonal patterns and competition within the gas marketing industry. As FERC Order 636 is implemented, the gas marketing industry will face increasing competition but will also be presented with new opportunities. See "Management's Discussion and Analysis" for further discussion relating to Order 636.


     Southeastern Development Company's (SEDCO's) principal activities consist of developing a residential real estate project and assisting in the gas supply and transportation procurement for a cogeneration general partnership in which it owns a 50% interest.

     At this time, SEDCO has no plans to expand its real estate operations.


     Southeastern Financial Services, Inc. (SFS) leases motor vehicles and data processing equipment primarily to companies of the consolidated group.


     Gas Supply. The service territories of the utility subsidiaries are served by four major interstate pipelines: Panhandle Eastern Pipe Line Company, Northern Natural Gas Company, Great Lakes Gas Transmission Company and ANR Pipeline Company.

     In 1993, 10% of the natural gas volumes purchased by the utility subsidiaries were from interstate pipelines. Eighty-nine percent of 1993 gas purchases were from the spot market or from firm suppliers at prices indexed to the spot market. These supplies are transported to the utility subsidiaries' systems under various firm and interruptible transportation arrangements with interstate and intrastate transmission companies. Less than one percent of 1993 gas purchases were from intrastate suppliers.

     The Company has provided for 80% of its annual gas requirements under long-term firm contracts with prices indexed to market prices. The Company expects to purchase the remaining 20% of annual requirements on the spot market. All of the Company's transportation requirements are covered by firm agreements.

     The Company utilizes on-system and leased storage capacity of approximately 40% of annual gas sales volumes to reduce its reliance on the interstate pipelines for peak day needs and purchase gas at lower prices.

     The utility subsidiaries own underground storage facilities with a working capacity of 5.2 Bcf. In addition, the Company leases 6.9 Bcf of storage from Eaton Rapids Gas Storage System and 3.9 Bcf from non-affiliates. SEMCO Gas Storage Company (an affiliated company) is a 50% owner of Eaton Rapids Gas Storage System.

     SEMCO obtains its gas supply from various production sources, primarily located in Louisiana, Oklahoma and Michigan. SEMCO generally contracts for gas supply on a monthly basis, however, it does enter into some long-term gas purchasing arrangements. See Note 1 of "Notes to the Consolidated Financial Statements" for a further description of SEMCO's gas supply strategy.


     New Business. Since 1987 the Company has added approximately 5,000 customers per year. Customer additions have been primarily residential and commercial.

     Clean air legislation and resultant pressures on industry and electric utilities to reduce emissions from their plants continue to support interest in natural gas as an industrial fuel. The use of natural gas as a primary vehicle fuel is also receiving serious attention for the same environmental reasons.


     Rates and Regulation. Management continually reviews the adequacy of the utility subsidiaries' rates. It is management's intention to file requests for rate increases whenever it is deemed necessary and appropriate. There have been no general rate filings by Southeastern since 1983 or Michigan Gas since 1990. Battle Creek last placed new rates into effect in 1991.

     In 1992, the MPSC issued a generic order addressing the accounting for the cost of postretirement benefits other than pensions. Pursuant to this order, the utility subsidiaries must file generic rate cases before 1996 in order to recover certain expenses related to this change in accounting treatment. The utility subsidiaries plan to file these cases before 1996 and any relief granted by the MPSC will be based on all elements of cost of service. See
Note 7 of "Notes to the Consolidated Financial Statements" for further discussion.

     Competition. Natural gas competes with other forms of energy available to customers, primarily on the basis of rates. These competitive forms of energy include electricity, coal, propane and fuel oils. Changes in the availability or price of natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations, capability to convert to alternate fuels and other factors may affect the demand for natural gas in areas served by the Company's subsidiaries.

     The Company's subsidiaries sell natural gas to and transport natural gas for several large customers who have the ability to use alternate fuels.

     In addition, the Company's marketing operations compete with other marketing firms on the basis of price, the ability to arrange suitable transportation to the customer's premises and the ability to provide related services such as pipeline nominations and balancing.

     FERC Order 636 has increased competition in the natural gas industry as pipelines unbundle their services and instead offer separate service for gas transportation, storage and gathering. See "Management's Discussion and Analysis" for a further discussion of Order 636.



ITEM 2.   PROPERTIES

     The total properties of the Company consist of the Common Stock of Southeastern Michigan Gas Company, Michigan Gas Company, Battle Creek Gas Company, SEMCO Energy Services, Inc., Southeastern Development Company, Southeastern Financial Services, Inc., and leasehold improvements and office equipment.


SOUTHEASTERN MICHIGAN GAS COMPANY

     Southeastern owns gas supply systems which, on December 31, 1993, included approximately 112 miles of transmission pipelines and 1,732 miles of distribution pipelines. The pipelines are located in southeastern Michigan (centered in and around the City of Port Huron) and south-central Michigan (centered in and around the City of Albion).

     Southeastern's distribution system and service lines are, for the most part, located on or under public streets, alleys, highways, and other public places, or on private property not owned by Southeastern with permission or consent, except to an inconsequential extent, of the individual owners. The distribution system and service lines located on or under public streets, alleys, highways, and other public places were all installed under valid rights and consents granted by appropriate local authorities.

     Southeastern's underground storage system consists of six salt caverns and a depleted gas field, located in St. Clair County, Michigan, together with measuring, compressor and transmission facilities. The aggregate working capacity of the system is approximately 3.5 Bcf, with a capacity to deliver
86 MMcf on a peak day.

     Southeastern also owns meters and service lines, gas regulating and metering stations, garages, warehouses and other buildings necessary and useful in conducting its business. Southeastern leases its computer and transportation equipment.

     Southeastern's principal plants and properties are held subject to the lien of the Indenture of Mortgage and Deed of Trust securing its First Mortgage Bonds.


BATTLE CREEK GAS COMPANY

     Battle Creek owns gas supply systems which, on December 31, 1993, included approximately 27 miles of transmission pipelines and 612 miles of distribution pipelines. The pipelines are located in southwestern Michigan (centered in and around the City of Battle Creek, Michigan).

     Battle Creek's distribution system and service lines are, for the most part, located on or under public streets, alleys, highways, and other public places, or on private property not owned by Battle Creek with permission or consent, except to an inconsequential extent, of the individual owners. The distribution system and service lines located on or under public streets, alleys, highways, and other public places were all installed under valid rights and consents granted by appropriate local authorities.

     Battle Creek owns and operates underground gas storage facilities in a depleted salt cavern and two depleted gas fields. The aggregate working capacity of the storage system is approximately 1.7 Bcf.

     Battle Creek also owns meters and service lines, gas regulating and metering stations, garages, warehouses and other buildings necessary and useful in conducting its business. Battle Creek leases its computer and transportation equipment.


MICHIGAN GAS COMPANY

     Michigan Gas owns gas supply systems located in the southwest portion of Michigan's lower peninsula and the central and western areas of Michigan's upper peninsula. The systems include 1,943 miles of distribution pipeline, meters, service lines, gas regulating and metering stations, garages, warehouses, and other buildings necessary and useful in conducting its business. Michigan Gas leases its computer equipment, transportation equipment, and certain buildings.

     Michigan Gas's distribution system and service lines are for the most part, located on or under public streets, alleys, highways, and other public places, or on private property not owned by Michigan Gas with permission or consent, except to an inconsequential extent, of individual owners. The distribution system and service lines located on or under public streets, alleys, highways, and other public places were all installed under valid rights and consents granted by appropriate local authorities.

SEMCO ENERGY SERVICES, INC.

     The principal properties of SEMCO and its affiliates include interests and operations in natural gas transmission and gathering systems and an underground gas storage system.

     Set forth in the following table are the equity investments of SEMCO and its affiliates, the total non-current asset balance of each entity, and SEMCO's ownership percentage and equity investment at December 31, 1993:

                                            Total        SEMCO's       SEMCO's
                                         Non-current     Percent       Equity
                                            Assets      Ownership    Investment
                                         -----------    ---------    ----------
                                                 (Dollars in thousands)
  NOARK Pipeline System.................   $102,610        32%         $3,467
  NOARK Gas Services, L.P...............         91        40             (45)
  Eaton Rapids Gas Storage System.......     25,418        50           3,913
  Nimrod Natural Gas Corporation........      9,968        11             348
  Nimrod Limited Partnership............      1,597        29             340
  Michigan Intrastate Pipeline System...      4,603        50             513
  Michigan Intrastate Lateral System....        674        50             366
                                           --------                    ------
                                           $144,961                    $8,902
                                           ========                    ======

     SEMCO Arkansas Pipeline Company (a wholly-owned subsidiary of SEMCO) is a 32% general partner in the NOARK Pipeline System. The partnership operates a 302-mile pipeline crossing northern Arkansas which completed its first year of service in 1993. The pipeline provides pipeline capacity to producers in the Arkansas section of the Arkoma Basin and access to new natural gas service to communities along the pipeline route. See Note 8 of the "Notes to the Consolidated Financial Statements" for a discussion of commitments made relating to this project.

     SEMCO Gas Storage Company (a wholly-owned subsidiary of SEMCO) owns a 50% equity interest in the Eaton Rapids Gas Storage System. This system consists of approximately 12 Bcf of underground storage capacity located near Eaton Rapids, Michigan. The system became operational in March 1990. Of the total capacity, 6.5 Bcf has been contracted by Southeastern, Battle Creek, and Michigan Gas (affiliated companies) under long-term contracts. The remainder is leased to non-affiliated companies.

     SEMCO Pipeline Company (SEMCO Pipeline) (a wholly-owned subsidiary of SEMCO) is an 11% owner of Nimrod Natural Gas Corporation (Nimrod) of Tulsa, Oklahoma. Nimrod engages in the business of installing or purchasing and operating natural gas gathering systems. These systems purchase, collect and re-sell wellhead natural gas by delivering it to major transportation pipelines for redelivery to customers.

     SEMCO Pipeline also is a 50% owner of the Michigan Intrastate Pipeline System and the Michigan Intrastate Lateral System, whose sole purpose is to own 10% of the Saginaw Bay Pipeline Project. The Saginaw Bay Pipeline Project is a 126-mile pipeline from Michigan's Saginaw Bay area to processing plants in Kalkaska, Michigan.

     The following table sets forth the operations wholly or partially owned by SEMCO and its affiliates, the total net property of the project, and SEMCO's ownership percentage and net property at December 31, 1993:

                                             Total      SEMCO's       SEMCO's
                                              Net       Percent         Net
                                            Property   Ownership     Property
                                            --------   ---------     --------
                                                 (Dollars in thousands)
  Litchfield Lateral......................  $11,305        33%        $ 3,768
  Greenwood Pipeline......................    7,439       100           7,439
  Iosco-Reno System.......................    4,525        40           1,810
  Eaton Rapids Pipeline...................    1,404       100           1,404
  Production Gathering Systems and
    Oil and Gas Properties................      659       100             659
                                            -------                   -------
                                            $25,332                   $15,080
                                            =======                   =======

     SEMCO Pipeline is a 33% owner in the Litchfield Lateral, a 31-mile pipeline located in southwest Michigan. The line, which is leased entirely to ANR Pipeline Company, links the Eaton Rapids Gas Storage System with interstate pipeline supplies. The Litchfield Lateral began operations in February 1993.

     In 1991, SEMCO Pipeline constructed an 18-mile pipeline to serve Detroit Edison's Greenwood power plant located in Michigan's thumb area. SEMCO Pipeline and Detroit Edison have entered into an agreement whereby Detroit Edison has contracted for the entire capacity of the line of 240 MMcf per day.

     SEMCO Pipeline is a 40% owner of the Iosco County Pipeline and Reno Gas Processing Plant (Iosco-Reno System), which was placed in service in September 1992. The Iosco-Reno System gathers and processes wet gas in the Au Gres and Santiago fields located in mid-Michigan for delivery to the processing plant and ultimate delivery to the gas markets.

     SEMCO Pipeline completed the 7.1-mile Eaton Rapids Pipeline in 1990, providing direct delivery of gas from the Eaton Rapids Gas Storage System to Battle Creek and Southeastern's Albion division.


OTHER

     The principal properties of SFS consist of vehicles and data processing equipment primarily leased to affiliates.

     SEDCO's principal properties include real property and related improvements held for resale, office properties leased to affiliates and third parties, and its equity investment in the Dunn/SECO cogeneration venture.

     The non-affiliate properties of SFS and SEDCO total $5.1 million or 2.4% of consolidated utility plant and other property, net.



ITEM 3.   LEGAL PROCEEDINGS


     Refer to Note 8 of "Notes to the Consolidated Financial Statements" for information regarding a lawsuit against the NOARK Pipeline System.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None.

                                    PART II



ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


COMMON STOCK DATA

     The common stock of the Company is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "SMGS." The table below shows high and low closing bid prices of the Company's common stock in the over-the-counter market as reported by the Detroit Free Press and quoted on NASDAQ/NMS, adjusted to reflect the 5% stock dividends in May 1992 and 1993. These quotations reflect dealer prices, without brokerage commission, and may not necessarily represent actual transactions.

                                    Quarters
                    ------------------------------------------
                     1st         2nd         3rd         4th
                    ------      ------      ------      ------
     1992
       High         14 3/4      15          16 1/4      18 3/4
       Low          13 1/2      14 1/4      14 3/4      16 1/4
     1993
       High         19          21 1/4      23 1/2      24 3/4
       Low          17 3/8      19          20          21 1/4

     See the cover page for a recent stock price and the number of shares outstanding.

     See "Selected Financial Data" below for the number of shareholders at year end for the past five years.



DIVIDENDS

     See Notes 4 and 10 of "Notes to the Consolidated Financial Statements" and "Selected Financial Data."

ITEM 6.   SELECTED FINANCIAL DATA

Years Ended December 31,                 1993            1992            1991            1990            1989
                                       --------        --------        --------        --------        --------
                                                  (thousands of dollars, except per share amounts)
Income Statement Data
 Operating Revenue.................... $288,963        $251,526        $231,522        $228,339        $226,753
                                       --------        --------        --------        --------        --------
 Operating Expenses
  Cost of Gas Sold.................... $139,051        $121,643        $111,005        $110,705        $122,684
  Cost of Gas Marketed................   67,474          52,347          46,237          47,703          33,786
  Operations..........................   30,243          29,426          29,614          30,178          29,869
  Maintenance.........................    4,253           4,164           3,811           3,971           3,635
  Depreciation........................   12,468          12,344          12,138          10,729           9,807
  Income Taxes........................    5,598           3,899           3,360           1,951           2,612
  Taxes Other Than Income Taxes.......    8,446           7,729           7,193           6,798           6,245
                                       --------        --------        --------        --------        --------
                                       $267,533        $231,552        $213,358        $212,035        $208,638
                                       --------        --------        --------        --------        --------
 Operating Income..................... $ 21,430        $ 19,974        $ 18,164        $ 16,304        $ 18,115
 Other Income (Expense), Net..........     (136)(iv)       (339)(iv)        570           1,270             756
                                       --------        --------        --------        --------        --------
 Income Before Interest............... $ 21,294        $ 19,635        $ 18,734        $ 17,574        $ 18,871
 Interest.............................   11,534          11,126          11,233          11,345          11,389
 Dividends on Preferred Stock
  of Subsidiary.......................      178             178             178             178             178
                                       --------        --------        --------        --------        --------
 Net Income........................... $  9,582        $  8,331        $  7,323        $  6,051        $  7,304
 Dividends on Convertible
  Preferred Stock.....................       19              21              22              24              26
                                       --------        --------        --------        --------        --------
 Net Income Available for
  Common Stock........................ $  9,563        $  8,310        $  7,301        $  6,027        $  7,278
 Common Dividends.....................    7,419           6,875           6,385           5,940           5,535
                                       --------        --------        --------        --------        --------
 Earnings Reinvested in the Business.. $  2,144        $  1,435        $    916        $     87        $  1,743
                                       ========        ========        ========        ========        ========
Common Stock Data
 Average Shares Outstanding(000)(i)...    9,524           9,274           9,037           8,825           8,634
 Earnings Per Share(i)................ $   1.00 (iv)   $    .90 (iv)   $    .81        $    .68        $    .84
 Dividends Paid Per Share(i).......... $    .78        $    .74        $    .71        $    .67        $    .64
 Dividend Payout Ratio................     77.6%           82.7%           87.5%           98.6%           76.1%
 Book Value Per Share(i)(ii).......... $   8.85        $   8.23        $   7.74        $   7.35        $   7.08
 Market Value Per Share(i)(ii)(iii)... $  22.00        $  18.10        $  13.84        $  12.10        $  15.64
 Number of Common Shareholders........    7,261           6,892           6,594           6,369           6,082
 Price To Earnings Ratio(ii)(iii).....     21.9            20.2            17.1            17.7            18.6

Balance Sheet Data(ii)
 Total Assets......................... $348,286        $319,548        $294,933        $278,018        $267,273
                                       ========        ========        ========        ========        ========
 Capitalization
  Long-Term Debt(v)................... $117,022        $102,728        $ 95,656        $ 99,040        $102,368
  Preferred Stock.....................    3,290           3,320           3,332           3,350           3,364
  Common Equity.......................   85,657          77,353          70,758          65,608          61,766
                                       --------        --------        --------        --------        --------
                                       $205,969        $183,401        $169,746        $167,998        $167,498
                                       ========        ========        ========        ========        ========
Financial Ratios
 Capitalization
  Long-Term Debt(v)...................     56.8%           56.0%           56.4%           59.0%           61.1%
  Preferred Stock.....................      1.6%            1.8%            2.0%            2.0%            2.0%
  Common Equity.......................     41.6%           42.2%           41.6%           39.0%           36.9%
                                       --------        --------        --------        --------        --------
                                          100.0%          100.0%          100.0%          100.0%          100.0%
                                       ========        ========        ========        ========        ========
Return on Average Common Equity.......     11.6%           11.1%           10.6%            9.4%           12.1%
                                       ========        ========        ========        ========        ========

  (i)  Adjusted to give effect to 5 percent stock dividends in May 1993, 1992, 1991, 1990 and 1989.
 (ii)  Year end.
(iii)  Based on NASDAQ closing bid price.
 (iv)  Includes $177 (net of tax) or $.02 per share and $901 (net of tax) or $.09 per share in 1993 and 1992, respectively, attributable to an extraordinary item-loss on early extinguishment of debt.
  (v)  Includes current maturities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Income
     Net income available for common stock before extraordinary item was $9.7 million ($1.02 per share) for the year ended December 31, 1993. This represented an increase of $529,000 over the $9.2 million ($.99 per share) net income available for common stock before extraordinary item for the year ended December 31, 1992.
     The Company recorded extraordinary charges for 1993 and 1992 of $177,000 ($.02 per share) and $901,000 ($.09 per share), respectively, for the early extinguishment of debt.
     The improvement in net income before extraordinary items primarily reflects increased earnings from the Company's natural gas distribution operations. Colder weather and customer additions resulted in a 4.4% increase in natural gas volumes sold.
     Earnings from natural gas marketing, gas transmission and gas gathering operations also increased in 1993 compared to 1992. Natural gas volumes marketed increased 6.3% over the 1992 level along with higher per unit marketing margins. In addition, 1993 earnings reflect the revenues from SEMCO's investment in two recently completed pipeline projects located in Michigan. These earnings offset a loss in 1993 from the Company's investment in the NOARK Pipeline System, which began operations in September 1992, and higher charges related to the Company's remaining oil and gas exploration and production operations.
     For 1992, net income available for common before extraordinary item increased $1.9 million over 1991 from $7.3 million ($.81 per share) to $9.2 million ($.99 per share). The increase was primarily the result of the impact of colder temperatures and customer additions on natural gas volumes sold by the Company's utility subsidiaries.

Operating Revenues and Gross Margin
     Natural Gas Distribution. The Company's natural gas distribution business involves operations of Southeastern Michigan Gas Company, Battle Creek Gas Company and Michigan Gas Company. These companies generate revenue through the sale and transportation of natural gas. The following table compares sales and transportation information for the last three years:

                                             1993         1992         1991
                                           --------     --------     --------
Revenues                                        (in thousands of dollars)
Gas sales revenues:
  Residential............................  $122,216     $110,173     $101,542
  Commercial.............................    61,379       53,770       49,100
  Industrial.............................    16,049       14,953       15,139
                                           --------     --------     --------
    Total gas sales revenue..............  $199,644     $178,896     $165,781
  Cost of gas sold.......................   139,051      121,643      111,005
                                           --------     --------     --------
    Gross margin.........................  $ 60,593     $ 57,253     $ 54,776
Gas transportation revenue...............    11,968       11,918       11,736
                                           --------     --------     --------
    Total sales margin and
      transportation revenue.............  $ 72,561     $ 69,171     $ 66,512
                                           ========     ========     ========

                                              1993         1992         1991
                                             ------       ------       ------
Throughput volumes                                       (in MMcf)
Gas sales volumes:
  Residential............................    23,302       22,352       20,773
  Commercial.............................    12,608       11,890       11,116
  Industrial.............................     3,500        3,513        3,707
                                             ------       ------       ------
    Total gas sales volumes..............    39,410       37,755       35,596
Gas transportation volumes...............    19,073       22,147       22,357
                                             ------       ------       ------
    Total throughput.....................    58,483       59,902       57,953
                                             ======       ======       ======
Degree Days
  Actual.................................     7,053        6,882        6,397
  Percent of normal......................     105.0%       102.2%        93.1%

Average number of gas sales customers....   210,522      204,839      200,028

     Natural gas sales volumes and gross margin from gas sales increased
1,655 MMcf and $3.3 million for 1993 compared to 1992. Temperatures 2.5% colder than 1992 and 5% colder than normal resulted in increased gas usage by weather-sensitive residential and commercial users in 1993. The addition of an average of 5,683 new gas sales customers in 1993, or 2.8%, generated increased gas sales and service charge revenues.
     For 1992, compared to 1991, gas sales volumes and margin increased
2,159 MMcf and $2.5 million, respectively. Temperatures during 1992 were 7.6% colder than 1991 and 2.2% colder than normal. In addition, the average number of customers increased in 1992 compared to 1991 by 4,811, or an increase of 2.4%.
     Transportation volumes decreased 3,073 MMcf in 1993 from 1992 while revenues increased slightly. For 1992, compared to 1991, transportation volumes decreased 210 MMcf while revenues increased $182,000. In 1992 and 1991, the Company transported significant coal-displacement volumes. Coal-displacement volumes are sensitive to natural gas prices relative to coal and are priced at lower margins. Due to the relative prices of coal and natural gas during the year, the Company did not benefit from any coal-displacement volumes in 1993.
     Natural Gas Marketing. Marketing margins were $3.5 million, $2.2 million and $2.3 million in 1993, 1992 and 1991, respectively. These margins relate to natural gas volumes marketed of 31,501 MMcf, 29,637 MMcf and 28,636 MMcf for the same period. Generally, the price of alternate fuels, seasonal patterns and competition in the industry contribute to the fluctuation in margins per unit of gas marketed and the volumes marketed. In addition, the improvement for 1993 compared to prior years reflects SEMCO's emphasis on expanding its level of marketing-related services coincident with Order 636 and an increase in marketing staff.
     Other Operating Revenues. Other operating revenues consist of the revenues generated by natural gas transmission and gathering activities, oil and gas exploration and production, natural gas cogeneration, real estate development, equipment leasing and miscellaneous utility revenue.
     Revenues generated by these operations were $6.4 million, $6.1 million and $5.5 million in 1993, 1992 and 1991, respectively. The increases principally result from SEMCO's interest in the operations of various natural gas transmission and gathering projects placed in service in recent years. The revenues generated by these projects offset the declines in equipment leasing, real estate development and oil and gas activities since 1991.

Operating Expenses and Income Deductions
     Operations expense increased $817,000, or 3.8%, in 1993 compared to 1992. This increase results primarily from operating costs for distribution and underground gas storage systems and expenses associated with additional customers.
     For 1992 compared to 1991, operations expense decreased $188,000 due to reductions in the level and cost of contracted services partially offset by increases in uncollectible accounts expense related to leasing activities.
     Depreciation expense increased $124,000, or 1.0%, in 1993 compared to 1992 and $206,000, or 1.7%, in 1992 compared to 1991. The increase over 1992 reflects depreciation expense associated with growth in utility plant and other property, depletion associated with the Company's remaining oil and gas properties, partially offset by reductions in depreciation expense resulting from the reduction of property leased to non-affiliates. The increase in 1992 over 1991 reflects plant growth, partially offset by lower charges to oil and gas properties in 1992 compared to 1991.
     Income taxes increased $1.6 million in 1993 compared to 1992 and $539,000 in 1992 compared to 1991. Increases in income taxes are principally due to the improvement in earnings and the increase in statutory tax rates from 34% to 35% in 1993. Taxes other than income taxes consist primarily of property taxes. The year-to-year increases in property taxes reflect growth in the Company's gas distribution, transmission and gathering plant.
     Other interest expense, consisting primarily of interest on short-term borrowings, increased $365,000, or 26%, in 1993 compared to 1992 and decreased slightly in 1992 from 1991. The average balance in short-term borrowings was $42.3 million in 1993, $22.3 million in 1992 and $15.7 million in 1991 at weighted average interest rates of 4.1%, 4.5% and 6.8%, respectively. The increased level of borrowings substantially results from the build-up of permanent capital needs generated by capital expenditure programs and the impact of gas costs on inventory carrying amounts and other working capital requirements.

Other Income, Net
     Other income, net, consists primarily of income from SEMCO's equity investments but also includes miscellaneous nonoperating income and expense items, net of tax. Other income, net, was $41,000, $562,000 and $570,000 in 1993, 1992 and 1991, respectively.
     Specific items reflected in the year-to-year change are losses from the investment in the NOARK Pipeline System of $834,000 and $233,000 in 1993 and 1992, respectively, and a $665,000 after-tax charge to the Company's real estate development activities in 1991. Partially offsetting the impact of these items on other income, net, were year-to-year improvements in the earnings from the Company's investment in Eaton Rapids Gas Storage System.
     NOARK completed its first year of operation in September 1993. Through a subsidiary, the Company holds a 31.67% general partnership interest in the $102.6 million pipeline. NOARK has an operating capacity of 141,000 Mcf a day.
     During 1993, NOARK had firm transportation contracts averaging 78,000 Mcf a day at a demand fee equal to approximately 19.3 cents per Mcf. Actual gas volumes transported by the pipeline during 1993 averaged nearly 79,000 Mcf a day, or 56% of capacity, at both firm and interruptible rates.
     See Note 8 of Notes to the Consolidated Financial Statements for a discussion of the Company's guarantees related to the pipeline's financing and legal actions involving NOARK.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
     The Company's net cash provided from operating activities totalled
$12.1 million in 1993, $3.2 million in 1992 and $18.1 million in 1991. The change in operating cash flows is significantly influenced by changes in the level and cost of gas in underground storage, accounts receivable and unbilled gas sales, gas cost recoveries and accounts payable. The changes in these accounts are largely the result of the timing of receipts and payments.
     The Company uses significant amounts of short-term borrowings to finance natural gas purchases for storage during the non-heating season to sell during the heating season. The Company owns and leases natural gas storage facilities with available capacity approximating 40% of annual gas sales. Generally, gas is stored during the months of April through October and withdrawn for sale from November through March. The carrying amount of natural gas stored underground peaked at $45.7 million, $42.1 million and $34.6 million in October 1993, 1992 and 1991, respectively.
     Net cash from financing activities totalled $12 million in 1993,
$26.3 million in 1992 and $11.8 million in 1991. During 1993, $20 million in funds were provided through a term loan, due May 31, 1997 and $5.4 million in proceeds from the Dividend Reinvestment and Common Stock Purchase Plan (DRIP). During 1993, funds were used for the payment of dividends and to repay certain
portions of long-term and short-term debt outstanding.   In addition to funds
provided from the DRIP and short-term lines of credit in 1992, the Company issued $25 million of 8 5/8% debentures due in 2017. Funds in 1992 were used for the payment of dividends and to redeem $14.9 million in 11 1/2% debentures originally due 2000 at 105% of face value. This redemption resulted in an extraordinary charge to income of $901,000 ($.09 per share) in 1992. In 1991, funds provided by proceeds from the DRIP and short-term lines were used to pay dividends and pay down long-term debt.
     The following table identifies capital expenditures for the three years:

Capital Expenditures                          1993         1992         1991
- --------------------                        -------      -------      -------
                                                 (in thousands of dollars)
Natural gas distribution..................  $19,238      $19,937      $15,357
Gas transmission, gathering and storage...    1,218        9,192       11,045
Oil and gas properties....................       --           88        1,958
Vehicle and equipment leasing.............       --           --        2,125
Real estate development...................       --           --          407
Other.....................................      513          369          126
                                            -------      -------      -------
                                            $20,969      $29,586      $31,018
                                            =======      =======      =======

     Capital expenditures by the Company's natural gas distribution companies amounted to $19.2 million in 1993. In addition to normal plant repair and replacement expenditures of $7.4 million, $11.8 million was spent for new customer additions. Of the $19.9 million spent by the distribution companies in 1992, $14.3 million was for new customer additions. The remainder was primarily for normal repair and replacement projects. In 1991, the distribution companies spent $10.8 million for new customer additions, $1.2 million on an interconnect with the Greenwood Pipeline and the remainder primarily on normal repair and replacement of distribution properties.

     Capital expenditures for operations other than natural gas distribution were principally to complete the Litchfield Lateral pipeline. Of the natural gas transmission, gathering and storage capital expenditures in 1992, $5.1 million was spent on SEMCO's investment in the NOARK Pipeline System. Another $2.6 million was spent toward completion of the Litchfield Lateral project and $1.1 million toward the Iosco/Reno gas gathering and processing facility. During 1991, the Company spent $8 million to complete the Greenwood Pipeline and $2.6 million on the Eaton Rapids Gas Storage System.

Future Capital Expenditures and Liquidity
     1994 Capital Expenditures.  For 1994, the Company plans to expend
$23.2 million on capital additions. Of this amount $19.9 million is planned for natural gas distribution operations, with $11.8 million targeted for new customer additions.
     Future Financing. Funds needed for the Company's 1994 capital expenditure program and dividend payments will be financed primarily through internally-generated funds and utilization of short-term lines of credit. At year end 1993, the Company had short-term credit facilities totalling $70 million.
     A significant source of funds has been the level of dividends reinvested and optional payments made by shareholders to the DRIP. In 1993, of the total dividends on common shares of $7.4 million, $2.8 million were reinvested into common stock. This portion of dividends along with optional cash payments of $2.6 million resulted in 246,733 new shares issued to existing shareholders in 1993.
     In December 1993, the Company filed a shelf registration statement with the Securities and Exchange Commission to offer up to $80 million aggregate principal amount of debentures and up to 750,000 shares of common stock. In January 1994, the Company issued 747,500 shares of common stock pursuant to the shelf. Net proceeds approximating $14.7 million were used to pay down notes payable incurred to finance the Company's ongoing capital expenditure programs and for general corporate purposes. The Company is considering the issuance of debentures primarily to redeem some of its long-term debt outstanding for the purpose of reducing interest expense. If these redemptions take place in 1994, the expensing of the call premiums and unamortized debt expense would result in an extraordinary loss on early extinguishment of debt in 1994 of up to $1.3 million.
     In February 1994, the Company called the $21.2 million of its 10% debentures due 2007 and the $12.5 million of its 10% debentures due 2008.
These debentures were called at 104.5% of face value. Expensing of the portion of the call premium and unamortized debt expense associated with the Company's non-regulated operations resulted in a $177,000 ($.02 per share) extraordinary charge to income in 1993. The Company plans to issue long-term debt securities at a lower interest rate to refinance these debentures, including the call premium, in the near future. The Company will use its available short-term lines of credit to fund the called debt until the new securities are issued.
     In connection with the redemption of debentures, Southeastern and Michigan Gas filed securities applications in December 1993 with the MPSC requesting authority to redeem corresponding long-term debt owed to the Company. The Company expects these applications will be approved by the MPSC in early 1994.
     See Note 8 of Notes to the Consolidated Financial Statements for a discussion of the Company's guarantees related to the NOARK Pipeline System's financing.
     Commodity Futures Contracts. The Company's natural gas marketing subsidiary, SEMCO has entered into various long-term sales agreements with fixed prices that extend through October 1996. Fixed-price sales commitments are hedged with either fixed-price purchase commitments from reliable suppliers or commodity futures contracts purchased on the NYMEX. The futures contracts are subsequently sold when the supply is purchased for delivery under the sales agreements.
     At December 31, 1993, SEMCO had commitments to sell and deliver approximately 13,200 MMcf, of which approximately 5,000 MMcf was covered by purchase commitments from reliable suppliers and 8,200 MMcf was covered by commodity futures contracts.


OTHER AREAS

Adoption of New Accounting Standards
     In the first quarter of 1993, the Company adopted two new standards issued by the FASB. In December 1990, the FASB issued SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires the accrual method of accounting for postretirement benefits. In February 1992, the FASB issued SFAS 109, "Accounting for Income Taxes." SFAS 109 requires measurement and restatement of deferred tax assets and liabilities based upon the estimated future tax effects of temporary differences and carryforwards. Although the adoption of these standards did not have a material impact on the Company's result of operations in 1993, adoption of SFAS 106 by the utility subsidiaries has significant regulatory ratemaking implications. See Note 7 and Note 3 of the Notes to the Consolidated Financial Statements for further discussion of SFAS 106 and SFAS 109.

Impact of Inflation
     The cost of gas sold by the three distribution companies is recovered from natural gas distribution customers on a current basis. Although inflation has steadied in recent years, increases in other utility operating costs are recovered through the regulatory process of filing a rate case, and therefore may adversely affect the results of operations in inflationary periods due to the time lag involved in this process. The Company attempts to minimize the impact of inflation by controlling costs, increasing productivity and filing rate cases on a timely basis.
     It is likely the utilities will be filing rate cases before January 1996 in conjunction with the adoption of SFAS 106. See Note 7 of the Notes to the Consolidated Financial Statements.


INDUSTRY TRENDS

Competition
     The market prices of alternate sources of energy such as coal and #6 fuel oil compete directly with the price the utilities charge for industrial sales and transportation of gas. The prices of alternate fuels similarly affect the volumes and margins of the natural gas marketing operations of the Company. In addition, continued deregulation of the natural gas industry has further increased the sources of competition. See "Federal Regulation" discussion below.
     To lessen the impact of prices on fuel choice by industrial customers, the Company offers additional services, such as gas storage and balancing.
However, the competition among fuels is expected to continue to affect volumes sold, transported and marketed and the associated margins.

Federal Regulation
     Interstate pipelines were required to comply with FERC Order 636 by the 1993-1994 heating season. Order 636, intended to increase competition within the gas industry, requires pipelines to unbundle their services and instead offer separate service for gas transportation, storage and gathering.
     Competition. As a result of this restructuring of the interstate pipeline service, natural gas distribution companies have the ability to select and pay for only those pipeline services they require. In addition, Order 636 allows customers on natural gas distribution systems to purchase the same level of unbundled service directly from the interstate pipelines. Under such circumstances, natural gas distribution companies generally provide transportation services to those customers.
     It is expected that the availability of unbundled pipeline services to customers will result in pressure on gas distribution companies to offer similar unbundled services in order to compete with the pipelines. The Company anticipates this competition may result in pressure to reduce natural gas transportation margins. Currently, the utility subsidiaries are providing transportation services principally to large industrial customers.
     In addition to pressure on the transportation margins of the utility subsidiaries, Order 636 will impact the natural gas marketing operations of SEMCO. Access to unbundled pipeline services is expected to attract new competitors to the marketing industry and present opportunities for marketers to offer expanded services to their customers.
     The Company believes it is well-positioned to compete in the post-Order 636 environment. Through the combination of on-system underground gas storage facilities and leased storage facilities, the utility subsidiaries are able to offer a variety of gas service options to their customers. In addition, the Company has significant experience in the natural gas marketing industry through SEMCO, which began its marketing operations in 1986.
     Gas Supply. Order 636 has the effect of shifting the risk of securing reliable gas supply and managing pipeline capacity from the interstate pipelines to local gas distribution companies. As a result, gas utilities face more complex gas supply procurement issues. However, the Company does not expect Order 636 to significantly affect the gas supply operations of the utility subsidiaries. For the past several years, the utilities have reduced their dependence on bundled service from the interstate pipelines. In addition, on-system underground gas storage facilities and leased storage of Southeastern, Battle Creek and Michigan Gas will provide the needed flexibility in gas supply planning and balancing between interstate pipeline deliveries and customer use patterns expected to arise from Order 636.
     The Company's utility subsidiaries are served by four interstate pipelines, Panhandle Eastern Pipe Line Company, ANR Pipeline Company, Great Lakes Gas Transmission Company and Northern Natural Gas Company. These pipelines have received authority from the FERC to substantially implement their restructuring plans effective November 1, 1993. In conjunction with these plans, the FERC has given interstate pipelines authority to directly bill customers for certain transition costs resulting from the restructuring. As former purchasers of bundled interstate pipeline service, the utility subsidiaries are responsible for some of these transition costs.
     To date, the utility subsidiaries have been billed approximately
$2 million in Order 636 transition costs. At this time, no further significant direct-billed transition costs are anticipated. As with previously FERC-mandated billings, the Company believes Order 636 transition costs will be recoverable from ratepayers through gas cost recovery mechanisms.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,                     1993         1992         1991
                                           --------     --------     --------
                                               (in thousands of dollars,
                                               except per share amounts)
Operating Revenue
  Gas sales..............................  $199,644     $178,896     $165,781
  Gas marketing..........................    70,991       54,595       48,497
  Transportation.........................    11,968       11,918       11,736
  Other operations.......................     6,360        6,117        5,508
                                           --------     --------     --------
                                           $288,963     $251,526     $231,522
                                           --------     --------     --------
Operating Expenses
  Cost of gas sold.......................  $139,051     $121,643     $111,005
  Cost of gas marketed...................    67,474       52,347       46,237
  Operations.............................    30,243       29,426       29,614
  Maintenance............................     4,253        4,164        3,811
  Depreciation...........................    12,468       12,344       12,138
  Income taxes...........................     5,598        3,899        3,360
  Taxes other than income taxes..........     8,446        7,729        7,193
                                           --------     --------     --------
                                           $267,533     $231,552     $213,358
                                           --------     --------     --------
Operating Income.........................  $ 21,430     $ 19,974     $ 18,164
Other Income, Net........................        41          562          570
                                           --------     --------     --------
Income Before Income Deductions..........  $ 21,471     $ 20,536     $ 18,734
                                           --------     --------     --------
Income Deductions
  Interest on long-term debt.............  $  9,426     $  9,385     $  9,403
  Other interest.........................     1,771        1,406        1,478
  Amortization of debt expense...........       337          335          352
  Dividends of preferred stock
    of subsidiary........................       178          178          178
                                           --------     --------     --------
                                           $ 11,712     $ 11,304     $ 11,411
                                           --------     --------     --------
Net Income...............................  $  9,759     $  9,232     $  7,323
  Dividends on convertible
    preferred stock......................        19           21           22
                                           --------     --------     --------
Net Income Available For Common Stock
  Before Extraordinary Item..............  $  9,740     $  9,211     $  7,301
Extraordinary Item--Loss on early
  extinguishment of debt, net of
  income taxes of $96 and $464...........       177          901           --
                                           --------     --------     --------
Net Income Available For Common Stock....  $  9,563     $  8,310     $  7,301
                                           ========     ========     ========
Earnings Per Share of Common Stock
  Before Extraordinary Item..............  $   1.02     $    .99     $    .81
                                           ========     ========     ========
Earnings Per Share of Common Stock.......  $   1.00     $    .90     $    .81
                                           ========     ========     ========
Cash Dividends Per Share of
  Common Stock...........................  $    .78     $    .74     $    .71
                                           ========     ========     ========
Average Number of Common Shares
  Outstanding............................ 9,524,278    9,273,539    9,037,985
                                          =========    =========    =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                      1993        1992        1991
                                            ---------   ---------   ---------
                                                 (in thousands of dollars)
Cash Flows From Operating Activities
 Cash received from customers.............. $ 278,621   $ 250,213   $ 223,134
 Cash paid for payrolls and to suppliers...  (243,923)   (221,075)   (187,046)
 Interest paid.............................   (11,244)    (10,442)    (10,829)
 Income taxes paid.........................    (6,175)     (4,300)     (2,900)
 Taxes other than income taxes paid........    (8,541)     (7,741)     (7,418)
 Other cash receipts and payments, net.....     3,370      (3,406)      3,156
                                            ---------   ---------   ---------
  Net Cash From Operating Activities....... $  12,108   $   3,249   $  18,097
                                            ---------   ---------   ---------
Cash Flows From Investing Activities
 Natural gas distribution
  property additions....................... $ (19,238)  $ (19,937)  $ (15,357)
 Investments in other natural gas
  related property.........................    (2,530)     (5,283)     (2,269)
 Other property additions..................      (513)     (3,054)    (13,392)
 Property retirement costs, net
  of proceeds..............................      (301)         95          48
                                            ---------   ---------   ---------
  Net Cash From Investing Activities....... $ (22,582)  $ (28,179)  $ (30,970)
                                            ---------   ---------   ---------
Cash Flows From Financing Activities
 Issuance of common stock.................. $   5,889   $   3,898   $   2,915
 Net change in notes payable to banks......      (758)     21,400      17,800
 Issuance of long-term debt................    20,000      25,000          --
 Repayment of long-term debt...............    (5,521)    (16,908)     (2,339)
 Payment of dividends......................    (7,616)     (7,074)     (6,565)
                                            ---------   ---------   ---------
  Net Cash From Financing Activities....... $  11,994   $  26,316   $  11,811
                                            ---------   ---------   ---------
  Net Increase (Decrease) in Cash
   and Temporary Cash Investments.......... $   1,520   $   1,386   $  (1,062)
Cash and Temporary Cash Investments
 Beginning of year.........................     1,445          59       1,121
                                            ---------   ---------   ---------
 End of year............................... $   2,965   $   1,445   $      59
                                            =========   =========   =========
Reconciliation of Net Income to Net Cash
 From Operating Activities
 Net income available for common stock..... $   9,563   $   8,310   $   7,301
 Adjustments to reconcile net income to
  net cash from operating activities:
   Depreciation............................    12,468      12,344      12,138
   Equity (income) loss, net of
    distributions..........................     1,218         374        (498)
   Accounts receivable.....................       853        (155)     (7,612)
   Accrued utility revenue.................    (1,143)       (821)        756
   Materials and supplies and gas in
    underground storage....................    (1,023)     (7,865)      4,107
   Gas charges, recoverable from customers.   (11,122)     (2,963)        610
   Other current assets....................    (3,430)     (1,381)       (186)
   Accounts payable........................     4,082      (3,099)     (1,136)
   Customer advances and amounts payable
    to customers...........................     1,332         708        (860)
   Accrued taxes...........................    (3,362)        823         892
   Other, net..............................     2,672      (3,026)      2,585
                                            ---------   ---------   ---------
    Net Cash From Operating Activities..... $  12,108   $   3,249   $  18,097
                                            =========   =========   =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

At December 31,                                          1993           1992
                                                       --------       --------
                                                      (in thousands of dollars)
ASSETS
Utility Plant
  Plant in service, at cost..........................  $271,789       $250,921
  Less--Accumulated depreciation.....................    70,629         62,617
                                                       --------       --------
                                                       $201,160       $188,304
  Construction work in progress......................       782          2,928
                                                       --------       --------
                                                       $201,942       $191,232
                                                       --------       --------
Other Property, Net..................................  $ 16,357       $ 20,796
                                                       --------       --------
Current Assets
  Cash and temporary cash investments, at cost.......  $  2,965       $  1,445
  Receivables, less allowances of $1,355 and $1,008..    31,708         32,561
  Accrued utility revenue............................    17,674         16,531
  Materials and supplies, at average cost............     2,894          2,302
  Gas in underground storage.........................    31,146         30,715
  Gas charges, recoverable from customers............    15,970          4,848
  Other..............................................     9,862          6,432
                                                       --------       --------
                                                       $112,219       $ 94,834
                                                       --------       --------
Deferred Charges
  Unamortized debt expense...........................  $  5,840       $  4,930
  Deferred gas charges, recoverable from customers...     1,474          1,810
  Other..............................................    10,454          5,946
                                                       --------       --------
                                                       $ 17,768       $ 12,686
                                                       --------       --------
                                                       $348,286       $319,548
                                                       ========       ========
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock equity................................  $ 85,657       $ 77,353
  Cumulative convertible preferred stock equity......       190            220
  Cumulative preferred stock of subsidiary...........     3,100          3,100
  Long-term debt.....................................    97,884        101,712
                                                       --------       --------
                                                       $186,831       $182,385
                                                       --------       --------
Current Liabilities
  Notes payable to banks.............................  $ 52,342       $ 53,100
  Current maturities of long-term debt...............    19,138          1,016
  Accounts payable...................................    30,053         25,971
  Customer advance payments..........................     6,804          6,668
  Accrued taxes......................................       262          3,624
  Accrued interest...................................     1,855          1,902
  Amounts payable to customers.......................     1,089            951
  Accumulated deferred income taxes..................       201             73
  Other..............................................     6,571          7,896
                                                       --------       --------
                                                       $118,315       $101,201
                                                       --------       --------
Deferred Credits
  Accumulated deferred income taxes..................  $ 16,102       $ 18,101
  Unamortized investment tax credit..................     3,584          3,851
  Deferred gas costs payable to suppliers............     1,479          1,492
  Customer advances for construction.................     7,806          6,748
  Other..............................................    14,169          5,770
                                                       --------       --------
                                                       $ 43,140       $ 35,962
                                                       --------       --------
                                                       $348,286       $319,548
                                                       ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31,                                          1993           1992
                                                       --------       --------
                                                      (in thousands of dollars)
Common Stock Equity
  Common stock, par value $1 per share--authorized
    20,000,000 shares; 9,680,376 and 8,951,875
    shares outstanding..............................   $  9,680       $  8,952
  Capital surplus...................................     64,212         58,965
  Retained earnings.................................     13,691         11,547
  Capital stock expense.............................     (1,926)        (1,926)
  Unearned compensation--ESOT.......................         --           (185)
                                                       --------       --------
                                                       $ 85,657       $ 77,353
                                                       --------       --------
Cumulative Convertible Preferred Stock
  Convertible preferred stock, par value $1 per
    share--authorized 500,000 shares issuable in
    series; 7,605 and 8,791 shares outstanding......   $      8       $      9
  Capital surplus...................................        182            211
                                                       --------       --------
                                                       $    190       $    220
                                                       --------       --------
Cumulative Preferred Stock of Subsidiary
  $100 par value (callable at option of Subsidiary)
    6% series A--15,000 shares authorized and
      outstanding...................................   $  1,500       $  1,500
    5 1/2% series B--10,000 shares authorized and
      outstanding...................................      1,000          1,000
    5 1/2% series C--5,000 shares authorized;
      4,000 shares outstanding......................        400            400
    5 1/2% series D--2,000 shares authorized and
      outstanding...................................        200            200
                                                       --------       --------
                                                       $  3,100       $  3,100
                                                       --------       --------
Long-Term Debt
  Southeastern Michigan Gas Enterprises, Inc.
    Variable rate term loan due 1995................   $     --       $  5,333
    Variable rate term loan due 1997 (4.088% at
      12/31/93).....................................     20,000             --
    10.0% debentures due 2007.......................     21,169         21,176
    10.0% debentures due 2008.......................     12,528         12,544
    9.8% debentures due 2014........................     28,720         28,720
    8.625% debentures due 2017......................     24,960         24,960
  Southeastern Michigan Gas Company
    First mortgage bonds-
      9.5% series due 1995..........................      3,500          3,500
      8.25% series due 1997.........................      3,500          3,500
      10.75% series due 2000........................      1,225          1,300
      9.25% series due 2002.........................      1,420          1,510
  Variable rate ESOT term loan due 1998.............         --            185
                                                       --------       --------
                                                       $117,022       $102,728
  Less--Current maturities..........................     19,138          1,016
                                                       --------       --------
                                                       $ 97,884       $101,712
                                                       --------       --------
                                                       $186,831       $182,385
                                                       ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

Years Ended December 31,                          1993       1992       1991
                                                -------    -------    -------
                                                  (in thousands of dollars)
Common Stock
  Beginning of year...........................  $ 8,952    $ 8,295    $ 7,714
    5% stock dividends May 1993, May 1992
      and May 1991............................      449        417        387
    Common stock issued through dividend
      reinvestment plan and other.............      279        240        194
                                                -------    -------    -------
  End of year.................................  $ 9,680    $ 8,952    $ 8,295
                                                =======    =======    =======

Common Stock Capital Surplus
  Beginning of year...........................  $58,965    $55,712    $53,340
    5% stock dividends May 1993, May 1992
      and May 1991............................     (471)      (432)      (408)
    Common stock issued through dividend
      reinvestment plan and other.............    5,718      3,685      2,780
                                                -------    -------    -------
  End of year.................................  $64,212    $58,965    $55,712
                                                =======    =======    =======

Retained Earnings
  Beginning of year...........................  $11,547    $ 9,882    $ 8,730
    Net income available for common stock.....    9,563      8,310      7,301
    Cash dividends on common stock............   (7,419)    (6,875)    (6,385)
    Tax benefit from dividends paid to ESOT...       --        230        236
                                                -------    -------    -------
  End of year.................................  $13,691    $11,547    $ 9,882
                                                =======    =======    =======

Capital Stock Expense
  Beginning of year...........................  $(1,926)   $(1,926)   $(1,926)
                                                -------    -------    -------
  End of year.................................  $(1,926)   $(1,926)   $(1,926)
                                                =======    =======    =======

Unearned Compensation--ESOT
  Beginning of year...........................  $  (185)   $(1,205)   $(2,250)
    Compensation earned.......................      185      1,020      1,045
                                                -------    -------    -------
  End of year.................................  $    --    $  (185)   $(1,205)
                                                =======    =======    =======

Convertible Preferred Stock
  Beginning of year...........................  $     9    $     9    $    10
    Conversion of preferred stock.............       (1)        --         (1)
                                                -------    -------    -------
  End of year.................................  $     8    $     9    $     9
                                                =======    =======    =======

Convertible Preferred Stock Capital Surplus
  Beginning of year...........................  $   211    $   223    $   240
    Conversion of preferred stock.............      (29)       (12)       (17)
                                                -------    -------    -------
  End of year.................................  $   182    $   211    $   223
                                                =======    =======    =======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Southeastern Michigan Gas Enterprises, Inc. (the Company) and its wholly-owned subsidiaries, Southeastern Michigan Gas Company (Southeastern), Battle Creek Gas Company (Battle Creek), Michigan Gas Company (Michigan Gas), SEMCO Energy Services, Inc. (SEMCO), Southeastern Financial Services, Inc. and Southeastern Development Company. Investments in unconsolidated companies at least 20% owned, but not greater than 50% owned, are reported using the equity method of accounting. All significant intercompany transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with 1993 presentations.
     Rate Regulation. The Company accounts for the effects of regulation under SFAS 71, "Accounting for the Effects of Certain Types of Regulation." As a result, the actions of regulators affect when revenues, expenses, assets and liabilities are recognized.
     The rates of the utility subsidiaries, Southeastern, Battle Creek and Michigan Gas, are subject in certain respects to the requirements of state and local regulatory bodies. The MPSC authorizes the rates charged to customers by Southeastern and Michigan Gas. Battle Creek's rates are subject to the jurisdiction of the City Commission of Battle Creek, Michigan.
     Utility Plant, Other Property and Depreciation. Utility plant in service is recorded at cost. The utility subsidiaries provide for depreciation on a straight-line basis over the estimated useful lives of the related property.
     Included in other property are the nonutility fixed assets of the Company and its subsidiaries, reduced by the related accumulated depreciation. Generally, these assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives.
     The ratio of depreciation to the average balance of property approximated 4.3%, 4.6% and 5.2% for the years 1993, 1992 and 1991, respectively.
     Certain investments in unconsolidated companies recorded using the equity method are also reported as other property. See Note 9 for further discussion.
     Receivables, Gas Sales, Transportation and Marketing Revenues. Customer receivables, gas sales and transportation revenues arise from the operations of the utility subsidiaries. These subsidiaries deliver natural gas to a broadly diversified base of residential, commercial and industrial customers located within the state of Michigan. Marketing revenues and receivables arise from SEMCO's marketing operations. SEMCO markets natural gas to industrial customers and gas distribution utilities located in Michigan, Ohio and Illinois.
     Revenue Recognition. Southeastern, Michigan Gas and Battle Creek bill monthly on a cycle basis and follow the industry practice of recognizing revenue for gas services rendered to their customers but not billed at month end. These amounts are presented as accrued utility revenue in the balance sheet.
     SEMCO enters into natural gas futures and options contracts to mitigate the effects of gas price fluctuations on its fixed-price marketing contracts. Gains and losses on these transactions, accounted for as hedges, are included in revenues in the same period natural gas is delivered to customers pursuant to the marketing contracts. Futures and options contracts are purchased almost exclusively on the NYMEX.

     Hedge Accounting. The fair market value of futures and options contracts and any deferred gains or losses are included with related contract deposits in other current assets. At December 31, 1993, the fair market value of SEMCO's 820 futures contracts and 260 option contracts were $934,000 and $135,000, respectively. SEMCO also maintained $2,000,000 in related deposits and recorded $2,387,000 in net deferred futures contract losses. There were immaterial amounts recorded in 1992 related to SEMCO's hedging activities.
     Gas in Underground Storage. Gas in underground storage for Southeastern, Michigan Gas and SEMCO is reported at average cost. Battle Creek's gas inventory is stated at last-in, first-out (LIFO) cost. At December 31, 1993 and 1992, the balance in this account approximates the replacement value of the gas in storage.
     In general, commodity costs and variable transportation costs are capitalized as gas in underground storage. Fixed costs, primarily pipeline demand charges and storage charges, are expensed as incurred through cost of gas.
     Cost of Gas. The utility subsidiaries have gas cost recovery mechanisms which allow for the adjustment of rates charged to customers in response to increases and decreases in the cost of gas purchased. As permitted by the regulatory jurisdiction, increases or decreases in the cost of gas purchased are subsequently recovered from or refunded to customers.
     Income Taxes. Deferred income taxes are recorded for differences between the book and tax basis of certain assets and liabilities. Income tax expense includes Federal and state taxes currently payable and deferred income tax expenses resulting from adjustments to deferred income tax assets and liabilities. Investment tax credits (ITC) utilized in prior years for income tax purposes are deferred for financial accounting purposes and are amortized through credits to the income tax provision over the lives of the related property.
     The Company and its subsidiaries file a consolidated Federal income tax return. Income taxes are allocated to each subsidiary based on its separate taxable income.
     Oil and Gas Properties. The Company accounts for oil and gas properties under the successful efforts method of accounting. Under this method, costs of productive wells, developmental dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of remaining related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. The estimated future costs of dismantlement, restoration and abandonment are amortized as part of depreciation, depletion and amortization expense.
     Oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically and any impairments in value are charged to depreciation expense.
     Exploratory expenses, including geological and geophysical expenses and annual delay rentals for oil and gas leases, are charged to expense as incurred. Exploratory drilling costs, including stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Oil and gas properties are reported as other property and expenses related to oil and gas exploration activities are reported as operations expense and depreciation.
     Statement of Cash Flows. For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash and temporary cash investments.

     Non-cash investing and financing activities for the years 1993, 1992 and 1991 are as follows (in thousands of dollars):

                                                   1993      1992       1991
                                                   ----     ------     ------
Conversion of debt to equity................       $185     $1,020     $1,045
Capital additions accrued...................         --     $1,312         --

2.  REGULATORY MATTERS

     Take-or-Pay. The take-or-pay liabilities of the utility subsidiaries arose pursuant to FERC actions involving deregulation of natural gas industry. These costs are substantially recoverable from ratepayers. At December 31, 1993, the Company had a total of $1,475,000 in remaining take-or-pay liabilities. The Company does not anticipate additional take-or-pay assessments.
     Order 636 Transition Costs. In 1992, the FERC issued Order 636 requiring interstate pipelines to unbundle their services to most customers and instead offer separate services for gas supply, gathering, transportation and storage. Pursuant to the implementation of Order 636 in 1993, the interstate pipelines have incurred transition costs. The FERC has allowed the interstate pipelines to directly bill certain of these transition costs to former sales service customers. As a result, the Company has recorded liabilities of $2,014,000 at December 31, 1993. The Company does not anticipate any significant additional direct billings related to Order 636 transition costs. As with take-or-pay costs, the Company expects Order 636 costs will be recoverable from ratepayers.
     Securities Applications. In December 1993, Southeastern and Michigan Gas filed applications with the MPSC requesting authority to issue up to $23,000,000 and $31,000,000, respectively, of long-term debt securities to the Company. These applications are in connection with the Company's plans to issue up to $80,000,000 in long-term debt securities to redeem certain outstanding issues.
     Southeastern and Michigan Gas plan to use the proceeds of this debt to redeem long-term debt and certain short-term debt currently owed to the Company, finance related call premiums and issue costs and, in Southeastern's case, to redeem First Mortgage Bonds outstanding. The Company expects MPSC approval of these securities applications in early 1994.
     MPSC Orders. In December 1992, the MPSC issued Order U-10040 addressing the adoption of SFAS 106, "Employers' Accounting For Postretirement Benefits Other Than Pensions", by utilities subject to MPSC jurisdiction. In February 1993, the MPSC issued Opinion and Order U-10083 addressing the provisions of the MPSC Uniform System of Accounts for electric and gas utilities related to deferred income tax accounting. Refer to Note 3 for deferred income tax accounting discussion and Note 7 for SFAS 106 discussion.


3.  INCOME TAXES

     SFAS No. 109. In January 1993, the Company prospectively adopted SFAS 109, "Accounting For Income Taxes." Previously, the Company accounted for income taxes under Accounting Principle Board Opinion No. 11.
     SFAS 109 requires an annual measurement of deferred tax assets and deferred tax liabilities based upon the estimated future tax effects of temporary differences and carryforwards. In general, the total deferred tax expense or benefit for the year equals the difference between the beginning and end of year balances in deferred tax assets and liabilities.

     In February 1993, the MPSC issued Opinion and Order U-10083 addressing deferred income tax accounting for electric and gas utilities under its jurisdiction. The order granted electric and gas utilities regulated by the MPSC general authorization to use deferred tax accounting and to use specific accounts to comply with SFAS 109. The order also confirmed continued recovery of regulatory assets and refunding of regulatory liabilities arising from deferred tax accounting through current ratemaking practices.
     Upon adoption, the initial application of SFAS 109 was determined by recomputing the balance sheet deferred tax amounts as of January 1, 1993 using currently enacted tax rates. The most significant adjustments were related to the Company's regulated operations and, since these adjustments are expected to be recovered from or refunded to customers in future rates, were offset on the balance sheet by regulatory assets and regulatory liabilities. As a result, the adoption of SFAS 109 had no material impact on the results of operations.
     SFAS 109 requires that deferred tax assets and deferred tax liabilities be adjusted for changes in tax rates. During 1993, the Company adjusted these items for a one percent increase in the enacted rate. There was no material impact to operations resulting from this adjustment.
     Provision for Income Taxes. The components of the provision for income taxes are as follows (in thousands of dollars):

                                                  1993       1992       1991
                                                 ------     ------     ------
Federal
  Currently payable.........................     $4,879     $4,580     $4,103
  Deferred to future periods................      1,064       (673)      (404)
  Investment tax credits....................       (267)      (267)      (267)
                                                 ------     ------     ------
Total income taxes..........................     $5,676     $3,640     $3,432
Less amounts included in:
  Other income..............................        174        205         72
  Extraordinary item........................        (96)      (464)        --
                                                 ------     ------     ------
Amount included in operating expenses.......     $5,598     $3,899     $3,360
                                                 ======     ======     ======

     Reconciliation of Statutory Rate to Effective Rate. A reconciliation of the difference between the Company's provision for income taxes and income taxes computed at the statutory rate follows (in thousands of dollars):

                                                  1993       1992       1991
                                                -------    -------    -------
Net income available for common stock.......    $ 9,563    $ 8,310    $ 7,301
Add back:
  Preferred dividends.......................        197        199        200
  Income taxes..............................      5,676      3,640      3,432
                                                -------    -------    -------
Pre-tax income..............................    $15,436    $12,149    $10,933
                                                =======    =======    =======
Computed federal income taxes...............    $ 5,403    $ 4,131    $ 3,717
Depreciation................................       (108)      (151)      (187)
Storage gas pricing.........................         14        176        103
Amortization of deferred ITC................       (267)      (267)      (267)
Amortization of non-deductible amounts
  resulting from acquisitions...............        216        205        205
Rate differential on other deferred items...        (49)       (22)       (16)
Other.......................................        467       (432)      (123)
                                                -------    -------    -------
Total income taxes..........................    $ 5,676    $ 3,640    $ 3,432
                                                =======    =======    =======

     Deferred Taxes. The principal components of the Company's deferred tax assets (liabilities) were as follows (in thousands of dollars):

                                                                      1993
                                                                    --------
Property........................................................    $(17,593)
ITC.............................................................       2,284
Employee benefit obligation (including postretirement
  benefits of $1,705)...........................................       1,840
Postretirement benefit regulatory assets........................      (1,705)
FERC Order 636 regulatory assets................................        (705)
Hedging transactions (net)......................................        (674)
Take or pay regulatory assets...................................        (580)
Reserve for uncollectible accounts..............................         451
Accrued vacation................................................         340
Other...........................................................          39
                                                                    --------
  Total deferred taxes..........................................    $(16,303)
                                                                    ========
Gross deferred tax liabilities..................................    $(29,693)
Gross deferred tax assets.......................................      13,390
                                                                    --------
                                                                    $(16,303)
                                                                    ========

     Deferred Tax Expense. In 1992 and 1991, deferred tax expense resulted from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these timing differences were as follows (in thousands of dollars):

                                                             1992       1991
                                                            -----      -----
Accelerated depreciation................................    $ 828      $ 527
Property taxes assessed.................................     (328)        80
Equity investments......................................      811         (7)
Oil and gas.............................................     (210)       (98)
Amortization of migration of storage gas inventories....      (39)       (39)
Amortization of loss on bond redemption.................      (51)       (51)
Deferred gas costs......................................     (274)      (125)
Customer contributions..................................     (913)      (665)
Other...................................................     (497)       (26)
                                                            -----      -----
  Total deferred tax expense............................    $(673)     $(404)
                                                            =====      =====

4.  CAPITALIZATION

     Common Stock Equity. Earnings per share of common stock, cash dividends per share of common stock and average number of common shares outstanding are restated to reflect five percent stock dividends in May 1993, May 1992 and May 1991.
     The Company has several short-term credit arrangements and long-term debt indentures which contain, among other restrictions, limits on the payment of dividends beyond certain levels of retained earnings. Under the most restrictive of these covenants, all of the Company's retained earnings ($13,691,000) was available for the payment of dividends on any class of stock at December 31, 1993.
     Under the trust indenture of its First Mortgage Bonds, all of Southeastern's retained earnings ($18,914,000) was available for the payment of dividends on its preferred and common stock at December 31, 1993.

     In January 1994, the Company issued 747,500 shares of common stock pursuant to a shelf registration. Net proceeds approximating $14,724,000 were used to reduce notes payable to banks incurred to finance the Company's ongoing capital expenditure program and for general corporate purposes. The proceeds are reflected as a reduction in current maturities of long-term debt at December 31, 1993.
     Cumulative Convertible Preferred Stock. At December 31, 1993 and 1992, 7,605 and 8,791 shares of the Company's $2.3125 cumulative convertible preferred shares were outstanding and each share was convertible at the option of the holder to 4.11 shares of common stock. At December 31, 1993, 31,257 shares of common stock are reserved for issuance upon conversion to holders of the convertible preferred stock. In 1993, 1992 and 1991, preferred shares totalling 1,186, 500 and 706 were converted into 4,873, 2,055 and 2,900 shares of the Company's common stock, respectively.
     Cumulative Preferred Stock of Subsidiary. The cumulative preferred stock of Southeastern is callable at Southeastern's option at $105 per share. Annually dividends on Southeastern's preferred stock are fully guaranteed by the Company.
     Long-Term Debt. At December 31, 1993, the aggregate amount of maturities and sinking fund requirements for all issues of long-term debt for each of the next five years are as follows (in thousands of dollars):

1994..............................................................    $19,138
1995..............................................................      3,665
1996..............................................................        165
1997..............................................................     23,665
1998..............................................................        165

     The $19,138,000 maturing in 1994 includes $33,697,000 of long-term debt called in February 1994, to be refinanced, net of the $14,724,000 proceeds from the common stock offering in January 1994.
     In February 1994, the Company called, at 104.5% of face value, the $21,169,000 of its 10% debentures due 2007 and the $12,528,000 of its 10%
debentures due 2008. This call resulted in an extraordinary charge in 1993 of $177,000, net of tax. The Company plans to issue long-term debt securities at a lower interest rate to refinance these debentures, including the call premium, in the near future. The Company will use its available short-term lines of credit to fund the call until the new securities are issued.
     Substantially all of Southeastern's utility plant is subject to the lien of the First Mortgage Bonds.


5.  SHORT-TERM BORROWINGS

     The Company maintains unsecured lines of credit at two banks. Interest on all such lines are at variable rates, which do not exceed the banks' prime lending rates. These arrangements are set to expire during 1994 and the Company expects they will be renegotiated at comparable terms.
     Information regarding these borrowings for each of the last three years is as follows (in thousands of dollars):

                                                  1993       1992       1991
                                                -------    -------    -------
Notes payable balance at year end...........    $52,342    $53,100    $31,700
Unused lines of credit at year end..........     17,658     18,400      9,800
Average interest rate at year end...........        4.2%       4.4%       6.0%
Maximum borrowings at any month-end.........    $63,450    $53,100    $31,700
Average borrowings..........................     42,347     22,285     15,662
Weighted average cost of borrowing..........        4.1%       4.5%       6.8%

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each significant class of financial instruments:
     Cash, temporary cash investments, trade payables and receivables, notes payable to banks, and variable rate long-term debt. The carrying amount approximates fair value.
     Long-term debt. The fair values of the Company's fixed-rate long-term debt are estimated based on quoted market prices for the same or similar issues or the call price if less.
     The estimated fair values of the Company's long-term debt as of December 31, 1993 and 1992 are as follows (in thousands of dollars):

                                           1993                  1992
                                    -------------------   -------------------
                                    Carrying     Fair     Carrying     Fair
                                     Amount      Value     Amount      Value
                                    --------   --------   --------   --------
Long-term debt..................... $117,022   $121,250   $102,728   $104,983

7.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     Pension Plans. The Company has non-contributory, defined benefit pension plans, for which the Company is the trustee, covering substantially all employees. Pension plan benefits are generally based upon years of service and compensation during the final years of employment. The Company's funding policy is to contribute amounts annually to the plans based upon actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations. The Company contributes at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended.
     At December 31, 1993, plan assets consisted of 48.5% equity investments, 17% guaranteed income insurance contracts, 16.1% fixed income securities and 18.4% cash equivalents. The Company's pension expense was $1,728,000, $1,821,000 and $2,086,000 in the years 1993, 1992 and 1991, respectively.
     Combined net periodic pension cost for the Company's defined benefit plans consists of the following components (in thousands of dollars):

                                                  1993       1992       1991
                                                -------    -------    -------
Service cost................................    $ 1,442    $ 1,387    $ 1,458
Interest cost on projected benefit
  obligation................................      2,983      2,861      2,658
Actual return on assets.....................     (2,562)    (2,191)    (4,397)
Amortization of prior service costs.........        482        482        482
Amortization of unrecognized net gain.......       (313)      (357)      (313)
Amortization of transition obligation.......         79         79         79
Asset gain (loss) deferred..................       (383)      (440)     2,119
                                                -------    -------    -------
Net periodic pension cost...................    $ 1,728    $ 1,821    $ 2,086
                                                =======    =======    =======

     The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheet as of December 31, 1993 and 1992 (in thousands of dollars):

                                                             1993       1992
                                                           -------    -------
Actuarial present value of benefit obligations:
  Vested benefit obligation.............................   $32,807    $26,757
  Non-vested benefit obligation.........................     1,299      1,610
                                                           -------    -------
  Accumulated benefit obligation........................   $34,106    $28,367
                                                           =======    =======

Projected benefit obligation............................   $45,632    $37,623
Plan assets at fair value...............................    36,685     34,222
                                                           -------    -------
Projected benefit obligation in excess of plan assets...   $ 8,947    $ 3,401
Unrecognized net gain...................................       294      6,270
Unrecognized prior service cost.........................    (5,519)    (6,129)
Unrecognized net obligation at December 31..............      (744)      (823)
                                                           -------    -------
Pension liability recognized in the consolidated
  balance sheet.........................................   $ 2,978    $ 2,719
                                                           =======    =======

     Significant pension plan assumptions are as follows:

                                                      1993     1992     1991
                                                      -----    -----    -----
Plan discount rates...............................    7.25%    8.00%    8.50%
Expected long-term rate of return on assets.......    9.00%    9.00%    9.00%
Rates of increase in future compensation levels...    5.00%    5.00%    6.00%

     Other Postretirement Benefits. In addition to providing pension benefits, the Company provides certain medical and prescription drug benefits to qualified retired employees, their spouses and covered dependents. To qualify, a retiree must have started employment before January 1, 1992 and have had at least ten years of service. Retirees with less than 30 years of service are required to contribute from 5% to 50% of the Company's coverage cost, with the percentage depending on the retiree's age and years of service. Employees hired after January 1, 1992 are not eligible for these benefits under the current plan.
     In December 1990, the FASB issued SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new standard requires the Company to change its method of accounting for the cost of postretirement benefits other than pensions that are provided to retirees from a pay-as-you-go
(cash) method to a full accrual method. Accrual of such postretirement benefit costs is required during the years that the employee renders service to the Company until the date of full eligibility. The Company adopted SFAS 106 effective January 1, 1993.
     In December 1992, the MPSC issued a generic order addressing the adoption of SFAS 106 by utilities under their jurisdiction. The order allows Michigan utilities to adopt SFAS 106 for accounting and ratemaking purposes, subject to a final order in a general rate case filed before 1996. The generic order requires external funding for amounts recovered in rates. Pursuant to the order, the Company recorded a liability for the utility subsidiaries' portion of SFAS 106 expense, a corresponding regulatory asset for the anticipated recovery in rates based upon a 20-year amortization period and an expense for the utility subsidiaries' pay-as-you-go costs. The Company plans to file general rate cases in accordance with the order prior to 1996. Any rate relief granted by the MPSC will be based on all elements of cost of service, including this obligation.

   The combined net postretirement benefit costs consisted of (in thousands of dollars):

                                                                        1993
                                                                       ------
Service cost........................................................   $1,546
Interest cost.......................................................    2,943
Actual return on assets.............................................     (255)
Net amortization and deferral.......................................    1,611
                                                                       ------
Net periodic postretirement benefit cost............................   $5,845
                                                                       ======

     In 1993, the Company recorded regulatory assets of $4,425,000 for the utility subsidiaries' portion of the SFAS 106 costs and an expense of $153,000 for the nonutility subsidiaries' portion of SFAS 106 costs. Also in 1993, the Company recorded an expense of $688,000 for the utility subsidiaries' portion of postretirement expense incurred under the pay-as-you-go method. In 1992 and 1991, the other postretirement expense incurred under the pay-as-you-go method was $717,000 and $482,000, respectively.
     The Company funds other postretirement benefits on a discretionary basis through an Internal Revenue Code Section 401(h) account. For the years 1993, 1992 and 1991, the Company made cash contributions to the 401(h) account of $579,000, $314,000 and $318,000, respectively.
     The funded status of the postretirement benefit plans is reconciled with the liability recorded at December 31, 1993 as follows (in thousands of dollars):

                                                                       1993
                                                                     --------
Actuarial present value of estimated benefits
  Retirees........................................................   $ 13,843
  Fully eligible active...........................................      8,131
  Other active....................................................     20,407
                                                                     --------
Accumulated postretirement benefit obligation.....................   $ 42,381
Plan assets at fair value.........................................      4,438
                                                                     --------
Projected postretirement benefit obligation in excess
  of plan assets..................................................   $ 37,943
    Unrecognized net obligation at transition.....................    (31,917)
    Unrecognized net loss.........................................     (1,448)
                                                                     --------
Recorded liability................................................   $  4,578
                                                                     ========

     Significant plan assumptions are as follows:

                                                                        1993
                                                                        -----
Plan discount rate................................................      7.25%
Rate of compensation increase.....................................      5.00%
Expected long-term rate of return on assets.......................      9.00%

     The 1993 costs were developed based on the substantive health care plan in effect at January 1, 1993. As of December 31, 1993, the actuary assumed that retiree medical cost increases would be 12% in 1993, 11.5% in 1994, and decrease uniformly to 5.8% in 2005 and thereafter and that prescription drug cost increases would be 16% in 1993, 15.2% in 1994, and decrease uniformly to 5.8% in 2005 and thereafter. The health care cost trend rate assumption significantly affects the amounts reported. For example, a one percentage point increase in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $8,268,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit costs for 1993 by $985,000.

     Employee Stock Ownership Trust. The Company has an employee stock ownership trust (ESOT) which covers substantially all employees. Under the provisions of this trust, the Company may contribute an annual amount at its discretion for the benefit of eligible employees. The contribution, if any, may be made in cash or in common shares of the Company. For the years 1993, 1992 and 1991, the Company's contributions were $600,000, $400,000 and $500,000, respectively.
     In December 1988, the trust borrowed $4,000,000 under a term loan to purchase 274,348 shares of the Company's common stock. In accordance with applicable accounting rules, the Company has recorded the ESOT indebtedness in long-term debt on its balance sheet with an offsetting charge to common stock equity captioned "Unearned compensation-ESOT." The amount of dividends on ESOT shares used by the trust to pay debt service in 1993, 1992 and 1991 were $185,000, $675,000 and $694,000, respectively. Interest expense incurred by the trust in those years was $5,000, $45,000 and $138,000, respectively. The ESOT term loan was paid in full in 1993.


8.  COMMITMENTS AND CONTINGENCIES

     Construction Program. The Company's plans for expansion and improvement of its distribution and transmission system, as well as other operations, are under a process of continuing review. Aggregate capital expenditures for all segments of the Company's operations for 1994 are projected at $23,200,000. Certain commitments have been made in connection with these expenditures.
     Guarantees. SEMCO Arkansas Pipeline Company, a wholly-owned subsidiary of SEMCO, has a 31.67% interest in a partnership which operates the NOARK Pipeline System (NOARK). NOARK is a 302-mile intrastate natural gas pipeline, originating in northwest Arkansas and extending northeast across the state.
The pipeline became operational during the third quarter of 1992.
     The Company, SEMCO Arkansas Pipeline Company and SEMCO have guaranteed 40% of the principal and interest payments on up to $93,000,000 of debt used to finance the pipeline. Of the total, $63,000,000 is pursuant to a long-term arrangement requiring annual principal payments of approximately $3,150,000 together with interest on the unpaid balance. This arrangement matures in 2009 and has a fixed interest rate of 9.7375%. The remaining debt of $30,000,000 is pursuant to a credit agreement which currently terminates January 1996. Under the terms of the credit agreement, NOARK may request, on an annual basis, a one year extension of the then-effective terminate date. At December 31, 1993 NOARK had $25,200,000 outstanding under the agreement with interest payments at a variable interest rate.
     NOARK has entered into an interest rate swap relating to a notional amount of $40,000,000. Pursuant to the swap, NOARK will receive interest payments at 5% per annum on $40,000,000 and make interest payments on $40,000,000 at a rate equal to six-month LIBOR. The Company has guaranteed 40% of the payments due pursuant to this swap.
     In December 1993, Vesta Energy Corporation (Vesta), a firm shipper on NOARK, filed a complaint in the Federal District Court for the Northern District of Oklahoma against seven defendants, including NOARK. Vesta seeks actual damages on several theories in an aggregate amount exceeding $1,000,000, seeks punitive damages in excess of $1,000,000 and seeks to rescind its contracts with certain defendants, including its contract with NOARK. Neither the Company nor any of its subsidiaries is a party to the suit.

     Under the terms of Vesta's contract with NOARK, Vesta is obligated to pay a demand fee of approximately 19.3 cents per Mcf on 50,000 Mcf per day and approximately 9.2 cents per Mcf for volumes actually transported on the NOARK system. This contract is set to expire in 1997.
     On January 1, 1994, Vesta discontinued shipments of gas pursuant to its contract with NOARK and ceased payment of the demand fee. An affiliate of Southwestern Energy Pipeline Company, a NOARK general partner, which was providing approximately 25,000 Mcf per day of the gas transported by Vesta over the NOARK system, has indicated its current intent to continue to ship those volumes over the system, initially at the full firm rate, generating NOARK revenues of approximately $210,000 per month. In February 1994, the defendants, including NOARK, filed a motion for dismissal of Vesta's claim due to lack of Federal jurisdiction in the Oklahoma court. In addition, NOARK and certain other defendants filed separate claims in Arkansas against Vesta for breach of contract. As these circumstances continue, the loss of revenues to NOARK reduces the Company's net income by approximately $35,000 per month and reduces NOARK's cash flows available for debt service. To the extent NOARK's operating cash flows are insufficient to meet debt service, NOARK may draw on its available line of credit, require an equity contribution or a loan from its partners, or do a combination. If the above circumstances continue, the Company estimates these circumstances could result in a related cash outflow of approximately $1,000,000 from the Company in 1994.
     The Company expects to ultimately recover the remaining cost of its investment in NOARK over the life of the project.


9.  INVESTMENTS IN AFFILIATES

     The equity method of accounting is used for interests the Company holds in affiliates 20% to 50% owned or in which the Company has significant influence over operations. These affiliate companies are generally involved in natural gas transmission, storage, or associated operations. The Company provides income taxes on its share of undistributed earnings of these subsidiaries at the time the earnings are included in consolidated income. Refer to Note 8 for a discussion of the Company's significant guarantees of affiliate debt.
     At December 31, 1993, the Company held the following interests in these affiliates:

                                                                      Percent
                                                                     Ownership
                                                                     ---------
Eaton Rapids Gas Storage System..................................      50.00%
Michigan Intrastate Lateral System...............................      50.00
Michigan Intrastate Pipeline System..............................      50.00
Nimrod Natural Gas Corporation...................................      11.00
Nimrod Limited Partnership.......................................      29.40
NOARK Gas Services, L.P..........................................      40.00
NOARK Pipeline System, L.P.......................................      31.67

     Summarized combined financial information for the Company's investments in affiliate companies for the years ended December 31, 1993, 1992 and 1991 is as follows (in thousands of dollars):

                                                 1993       1992       1991
                                               --------   --------   --------
Net sales...................................   $ 19,717   $ 19,199   $ 10,290
Operating income............................   $  8,105   $  5,337   $  4,826
Net income (loss)...........................   $ (1,284)  $  1,108   $  2,460
                                               ========   ========   ========

The Company's share of net income (loss)....   $    (51)  $    601   $  1,175
                                               ========   ========   ========

Current assets..............................   $  5,636   $  9,467   $ 13,768
Non-current assets..........................    144,961    138,442     73,249
                                               --------   --------   --------
Total assets................................   $150,597   $147,909   $ 87,017
                                               ========   ========   ========

Current liabilities.........................   $ 16,748   $ 13,129   $ 10,106
Non-current liabilities.....................    108,259    106,660     65,308
Equity......................................     25,590     28,120     11,603
                                               --------   --------   --------
Total liabilities and equity................   $150,597   $147,909   $ 87,017
                                               ========   ========   ========

The Company's equity investment.............   $  8,902   $  9,999   $  5,091
                                               ========   ========   ========
The Company's share of undistributed
  earnings (losses).........................   $   (151)  $  1,067   $  1,441
                                               ========   ========   ========

10.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

     In the opinion of the Company, the following quarterly information includes all adjustments necessary for a fair statement of the results of operations for such periods. Earnings and dividends per share of common stock are calculated based upon the weighted average number of shares outstanding during each quarter. Due to the seasonal nature of the Company's gas distribution business, the results of operations reported on a quarterly basis show substantial variations.
     The following amounts are shown in thousands of dollars, except per share amounts:

Quarters                                 First    Second     Third    Fourth
- --------                                -------   -------   -------   -------
1993
  Operating revenue...................  $99,155   $53,011   $40,451   $96,346
  Operating income....................   11,592     2,518       340     6,980
  Net income (loss) available for
    common before extraordinary item..    7,861      (165)   (2,433)    4,477
  Extraordinary item..................       --        --        --      (177)
                                        -------   -------   -------   -------
  Net income (loss) available for
    common stock......................    7,861      (165)   (2,433)    4,300
  Earnings (loss) per share of common
    before extraordinary item(i)......      .82      (.02)     (.25)      .47
  Earnings (loss) per share of
    common stock(i)...................      .82      (.02)     (.25)      .45
  Cash dividends per share of
    common stock(i)...................      .19       .19       .20       .20

(i) Adjusted for five percent stock dividends in May 1993 and May 1992.

Quarters                                 First    Second     Third    Fourth
- --------                                -------   -------   -------   -------
1992
  Operating revenue...................  $81,969   $47,041   $39,100   $83,416
  Operating income....................   10,216     2,459         5     7,294
  Net income (loss) available for
    common before extraordinary item..    7,629      (380)   (2,335)    4,297
  Extraordinary item..................     (901)       --        --        --
                                        -------   -------   -------   -------
  Net income (loss) available for
    common stock......................    6,728      (380)   (2,335)    4,297
  Earnings (loss) per share of common
    before extraordinary item(i)......      .82      (.04)     (.25)      .46
  Earnings (loss) per share of
    common stock(i)...................      .73      (.04)     (.25)      .46
  Cash dividends per share of
    common stock(i)...................      .18       .18       .19       .19

(i) Adjusted for five percent stock dividends in May 1993 and May 1992.

                             ARTHUR ANDERSEN & CO.

                   Report of Independent Public Accountants


To Southeastern Michigan Gas Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC. (a Michigan corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Michigan Gas Enterprises, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Notes 3 and 7 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes and other postretirement benefits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in item 14(a)2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       ARTHUR ANDERSEN & CO.

Detroit, Michigan,
  February 9, 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information appearing under the captions "Information About Directors and Executive Officers" and "Other Executive Officers" in Registrant's definitive Proxy Statement (filed or to be filed pursuant to Regulation 14A) with respect to Registrant's April 19, 1994 Annual Meeting of Shareholders is incorporated by reference herein.



ITEM 11.  EXECUTIVE COMPENSATION


     The information appearing under the captions "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors and Executive Officers" in Registrant's definitive Proxy Statement (filed or to be filed pursuant to Regulation 14A) with respect to Registrant's April 19, 1994 Annual Meeting of Shareholders is incorporated by reference herein.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The information appearing under the caption "Stock Outstanding, Voting Rights and Votes Required" in the Registrant's definitive Proxy Statement (filed or to be filed pursuant to Regulation 14A) with respect to Registrant's April 19, 1994 Annual Meeting of Shareholders, is incorporated by reference herein.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information appearing under the caption "Certain Business Relationships of Directors" in the Registrant's definitive Proxy Statement (filed or to be filed pursuant to Regulation 14A) with respect to Registrant's April 19, 1994 Annual Meeting to Shareholders, is incorporated by reference herein.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  1.   Consolidated Financial Statements.  The following financial statements are included in Part II, item 8 above.

                                                               Pages in 10-K
                                                               -------------
          Consolidated Statements of Income for the years
            ended December 31, 1993, 1992 and 1991                   17

          Consolidated Statements of Cash Flows for the
            years ended December 31, 1993, 1992 and 1991             18

          Consolidated Balance Sheets as of
            December 31, 1993 and 1992                               19

          Consolidated Statements of Capitalization as
            of December 31, 1993 and 1992                            20

          Consolidated Statements of Changes in
            Stockholders' Investment for the years
            ended December 31, 1993, 1992 and 1991                   21

          Notes to the Consolidated Financial Statements           22-34

          Report of Independent Public Accountants                   35

(a)  2.   Financial Statement Schedules.

          The following additional data should be read in conjunction with the Consolidated Financial Statements in Part II, item 8 above. Schedules not included herein have been omitted because they are not applicable or the required information is shown in such financial statements or notes thereto.

          Schedule
           Number                                              Pages in 10-K
          --------                                             -------------
            III     Condensed Financial Information of
                    Southeastern Michigan Gas Company              42-45

              V     Consolidated Property, Plant and
                    Equipment for the years ended
                    December 31, 1993, 1992 and 1991               46-48

             VI     Consolidated Accumulated Depreciation,
                    Depletion and Amortization of Property,
                    Plant and Equipment for the years
                    ended December 31, 1993, 1992 and 1991         49-51

           VIII     Consolidated Valuation and Qualifying
                    Accounts for the years ended
                    December 31, 1993, 1992 and 1991                 52

              X     Consolidated Supplementary Income
                    Statement Information for the years
                    ended December 31, 1993, 1992 and 1991           53

(a)  3.   Exhibits, including those incorporated by reference

                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
- -------             -----------                           --------    ---------
  2       Plan of Acquisition, etc.                          NA           NA

  3       Articles of Incorporation and Bylaws

  3(a)    1--Articles of Incorporation of Southeastern
             Michigan Gas Enterprises, Inc.
             (Enterprises), as restated
             July 11, 1989.(e)                                            x
          2--Certificate of amendment to Article III of
             the Articles of Incorporation dated
             May 16, 1990.(g)                                             x

 3(b)     Bylaws of Enterprises--last revised
          October 14, 1993.                                  x

 4(a)     Agreement to furnish Indenture of Mortgage and
          Deed of Trust dated October 1, 1950 and
          supplements thereto.(d)                                         x

 4(b)     Agreement to furnish credit Agreement dated
          October 3, 1985, between Enterprises and
          NBD-Bank (National Bank of Detroit).(f)                         x

 4(c)     Trust Indenture dated September 1, 1987,
          between Enterprises and Centerre Trust Company
          of St. Louis as Trustee.(a)                                     x

 4(d)     Trust Indenture dated December 1, 1987, between
          Enterprises and Centerre Trust Company of
          St. Louis as Trustee.(b)                                        x

 4(e)     Trust Indenture dated December 15, 1988,
          between Enterprises and Boatmen's Trust Company
          as Trustee.(c)                                                  x

 4(f)     Trust Indenture dated April 1, 1992, between
          Enterprises and NBD Bank, N.A. as Trustee.(j)                   x

 9        Voting Trust Agreement.                            NA           NA

10        Material Contracts.

10(a)     Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(h)                              x

10(b)     Group A Employment Contract.(k)                                 x

10(c)     Short-Term Incentive Plan.(k)                                   x

11        Statement re computation of per share earnings.    NA           NA

12        Statements re computation of ratios.(i)                         x

13        Annual report to shareholders.                     NA           NA

16        Letter re change in certifying accountant.         NA           NA


                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
- -------             -----------                           --------    ---------
18        Letter re change in accounting principle.          NA           NA
21        Subsidiaries of the Registrant.                    x
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consent of Independent Public Accountants.         x
24        Power of Attorney.                                 x
27        Financial Data Schedule.                           NA           NA
28        Information from reports furnished to state
          insurance regulatory authorities.                  NA           NA
99        Proxy Statement dated March 21, 1994.(l)                        x

Key to Exhibits Incorporated by Reference

     (a) Filed with Enterprises' Registration Statement, Form S-2, No. 33-18979, filed December 10, 1987.
     (b) Filed with Enterprises' Form 10-K for 1987, dated March 28, 1988, File No. 0-8503.
     (c) Filed with Enterprises' Form 10-K for 1988, dated March 30, 1989, File No. 0-8503.
     (d) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1989, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (f) Filed with Enterprises' Form 10-Q for the quarter ended September 30, 1990, File No. 0-8503.
     (g) Filed with Enterprises' Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (h) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (i) Filed with Enterprises' Form 10-K for 1991, dated March 27, 1992, File No. 0-8503.
     (j) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (k) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (l) Filed March 16, 1994, pursuant to Rule 14a-6 of the Exchange Act, File No. 0-8503.


ITEM 14. (Continued)

(b) No reports on Form 8-K have been filed during the quarter ended December 31, 1993. On January 11, 1994, the Company filed Form 8-K to report litigation affecting the Company. See Note 8 of "Notes to the Consolidated Financial Statements" for further discussion.

(c)  The Exhibits, if any, filed herewith are identified on the Exhibit Index.

(d)  The financial statement schedules filed are listed under Item 14.(a).2.
     above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.


Date:  March 28, 1994               By /s/ Ward N. Kirby
                                       ----------------------------------------
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                    Title                          Date
          ---------                    -----                          ----

/s/Ward N. Kirby          President                             March 28, 1994
- ------------------------
   Ward N. Kirby              (Director and Principal
                              Executive Officer)

/s/Robert F. Caldwell     Executive Vice President              March 28, 1994
- ------------------------
   Robert F. Caldwell         (Director and Principal
                              Financial and Accounting
                              Officer)

/s/Frank G. Andreoni*     Director                              March 28, 1994
- ------------------------
   Frank G. Andreoni

/s/Daniel A. Burkhardt*   Director                              March 28, 1994
- ------------------------
   Daniel A. Burkhardt

/s/George T. Ferris*      Director                              March 28, 1994
- ------------------------
   George T. Ferris

/s/Michael O. Frazer*     Director                              March 28, 1994
- ------------------------
   Michael O. Frazer

/s/Harvey I. Klein*       Director                              March 28, 1994
- ------------------------
   Harvey I. Klein

/s/William March*         Director                              March 28, 1994
- ------------------------
   William March

/s/Edith A. Stotler*      Director                              March 28, 1994
- ------------------------
   Edith A. Stotler

/s/Robert J. Thomson*     Director                              March 28, 1994
- ------------------------
   Robert J. Thomson

/s/John W. Wirtz*         Director                              March 28, 1994
- ------------------------
   John W. Wirtz

*By/s/Ward N. Kirby                                             March 28, 1994
   ---------------------
      Ward N. Kirby
      Attorney-in-fact

SCHEDULE III

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
               SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF
                       SOUTHEASTERN MICHIGAN GAS COMPANY


                              STATEMENT OF INCOME


                                                 Years ended December 31,
                                            ---------------------------------
                                             1993         1992         1991
                                            -------      -------      -------
                                                 (Thousands of Dollars)
OPERATING REVENUE
  Gas sales                                 $72,486      $65,585      $60,200
  Transportation                              3,125        2,809        2,970
  Other operations                              380          361          332
                                            -------      -------      -------
                                             75,991       68,755       63,502
                                            -------      -------      -------

OPERATING EXPENSES
  Cost of gas sold                           46,297       40,990       37,359
  Operations                                 11,406       11,329       11,049
  Maintenance                                 2,019        1,808        1,745
  Depreciation                                3,690        3,460        3,259
  Income taxes                                2,071        1,690        1,375
  Taxes other than income taxes               3,488        3,217        2,935
                                            -------      -------      -------
                                             68,971       62,494       57,722
                                            -------      -------      -------

OPERATING INCOME                              7,020        6,261        5,780

OTHER INCOME, NET                               179          207          225
                                            -------      -------      -------

INCOME BEFORE INCOME DEDUCTIONS               7,199        6,468        6,005
                                            -------      -------      -------

INCOME DEDUCTIONS
  Interest on long-term debt                  1,676        1,703        1,778
  Other interest                                614          524          352
  Amortization of debt expense                  145          145          146
                                            -------      -------      -------

                                              2,435        2,372        2,276
                                            -------      -------      -------

NET INCOME                                    4,764        4,096        3,729
  Dividends on preferred stock                  178          178          178
                                            -------      -------      -------

NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                        $ 4,586      $ 3,918      $ 3,551
                                            =======      =======      =======


                                                                   SCHEDULE III
                                                                     (cont.)
                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
               SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF
                       SOUTHEASTERN MICHIGAN GAS COMPANY


                                 BALANCE SHEET

                                  A S S E T S
                                  -----------



                                                            December 31,
                                                      ------------------------
                                                        1993            1992
                                                      --------        --------
                                                       (Thousands of Dollars)
UTILITY PLANT
  Plant in service, at original cost                  $124,533        $117,923
    Less - Accumulated depreciation                     49,340          45,862
                                                      --------        --------
                                                        75,193          72,061
  Construction work in progress                            780             224
                                                      --------        --------

                                                        75,973          72,285
                                                      --------        --------

OTHER PROPERTY                                             378             437
                                                      --------        --------

CURRENT ASSETS
  Cash and temporary cash investments, at cost             100              35
  Receivables
    Affiliates                                              85             249
    Nonaffiliates, less reserves of $116 and $117        8,652           9,247
  Accrued utility revenue                                6,209           5,411
  Material and supplies, at average cost                 1,581           1,227
  Gas in underground storage, at average cost           11,333          10,884
  Property taxes assessed and prepayments                1,819           4,087
  Other current assets                                   1,210           1,769
                                                      --------        --------

                                                        30,989          32,909
                                                      --------        --------

DEFERRED CHARGES
  Unamortized debt expense                               1,057           1,202
  Deferred gas charges, recoverable from customers         145           1,002
  Other                                                  5,981           5,839
                                                      --------        --------

                                                         7,183           8,043
                                                      --------        --------

                                                      $114,523        $113,674
                                                      ========        ========


SCHEDULE III
  (cont.)
                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
               SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF
                       SOUTHEASTERN MICHIGAN GAS COMPANY


                                 BALANCE SHEET

                        CAPITALIZATION AND LIABILITIES




                                                            December 31,
                                                      ------------------------
                                                        1993            1992
                                                      --------        --------
                                                       (Thousands of Dollars)
CAPITALIZATION
  Common stock equity                                 $ 38,942        $ 38,256
  Cumulative preferred stock                             3,100           3,100
  Long-term debt                                        17,333          17,498
  Capital lease obligations                                323             254
                                                      --------        --------

                                                        59,698          59,108
                                                      --------        --------

CURRENT LIABILITIES
  Note payable to Enterprises                           19,940          14,366
  Current maturities of long-term debt                     165             165
  Current maturities of capital lease obligations          330             264
  Accounts payable
    Affiliates                                           2,468           1,228
    Nonaffiliates                                        5,537           6,074
  Customer advance payments                              3,037           3,260
  Accrued taxes                                            319           3,189
  Accrued interest                                         278             351
  Amounts payable to customers                               5             236
  Accumulated deferred income taxes                        227             734
  Other                                                  2,145           3,769
                                                      --------        --------

                                                        34,451          33,636
                                                      --------        --------

COMMITMENTS AND CONTINGENCIES

DEFERRED CREDITS
  Accumulated deferred income taxes                      4,040          11,733
  Unamortized investment tax credits                     2,363           2,531
  Deferred gas costs payable to suppliers                   89             650
  Customer advances for construction                     5,650           4,714
  Other                                                  8,232           1,302
                                                      --------        --------

                                                        20,374          20,930
                                                      --------        --------

                                                      $114,523        $113,674
                                                      ========        ========

                                                                   SCHEDULE III
                                                                     (cont.)
                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
               SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF
                       SOUTHEASTERN MICHIGAN GAS COMPANY

                            STATEMENT OF CASH FLOWS
                                                 Years ended December 31,
                                            ---------------------------------
                                              1993        1992        1991
                                            --------    --------    --------
                                                 (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITY
  Cash received from customers              $ 76,261    $ 66,933    $ 63,867
  Cash paid for payrolls and to suppliers    (61,665)    (58,070)    (49,627)
  Interest paid                               (2,363)     (2,198)     (2,132)
  Income taxes paid                           (5,711)     (1,781)       (988)
  Taxes other than income taxes paid          (3,540)     (3,256)     (3,082)
  Other cash receipts and payments, net        1,921        (978)       (958)
                                            --------    --------    --------
    NET CASH FROM OPERATING ACTIVITY           4,903         650       7,080
                                            --------    --------    --------
CASH FLOW FROM INVESTING ACTIVITY
  Capital expenditures                        (6,413)     (7,248)     (5,819)
  Proceeds from sale of property
    and equipment                                107          --          31
                                            --------    --------    --------
    NET CASH FROM INVESTING ACTIVITY          (6,306)     (7,248)     (5,788)
                                            --------    --------    --------
CASH FLOW FROM FINANCING ACTIVITY
  Change in notes payable to Enterprises       5,575      11,550       2,510
  Issuance of long-term debt                      --          --          --
  Repayment of long-term debt                    (29)     (1,149)       (260)
  Payment of dividends                        (4,078)     (3,778)     (3,778)
                                            --------    --------    --------
    NET CASH FROM FINANCING ACTIVITY           1,468       6,623      (1,528)
                                            --------    --------    --------
    NET INCREASE (DECREASE) IN CASH
    AND TEMPORARY CASH INVESTMENTS                65          25        (236)

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of Year                               35          10         246
                                            --------    --------    --------
  End of Year                               $    100    $     35    $     10
                                            ========    ========    ========

RECONCILIATION OF NET INCOME TO
  NET CASH FROM OPERATING ACTIVITY
  Net income available for common stock     $  4,586    $  3,918    $  3,551
  Adjustments to reconcile net income to
    net cash from operating activity
      Depreciation                             4,163       3,827       3,666
      Deferred taxes and ITC                  (2,971)       (459)        756
      Accounts receivable                      1,318      (2,140)       (195)
      Accrued utility revenue                   (798)        (13)        550
      Materials and supplies and gas in
        underground storage                     (803)     (2,537)      1,021
      Property taxes assessed and
        prepayments                            2,268        (355)       (188)
      Accounts payable                           704         (79)       (242)
      Amounts payable to customers              (230)     (1,095)       (616)
      Other, net                              (3,334)       (417)     (1,223)
                                            --------    --------    --------
    NET CASH FROM OPERATING ACTIVITY        $  4,903    $    650    $  7,080
                                            ========    ========    ========

SCHEDULE V




                                   SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                             SCHEDULE V - CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                             (Thousands of Dollars)




                                                    Balance                                             Balance
                                                   Beginning    Additions   Retirements  Transfers        End
     Major Classifications                         of Period     at Cost     or Sales    and Other     of Period
- --------------------------------------------       ---------     -------    -----------  ---------     ---------
UTILITY PLANT, at cost:
  In service -
    Intangible -
      Organization                                 $     87      $   -        $  -        $   -        $     87
      Franchise and consents                            263           77          23          -             317
                                                   --------      -------      ------      -------      --------

        Total intangible plant                          350           77          23          -             404

    Tangible -
      Production plant                                  326           23          16          172           505
      Storage plant                                  19,434          151         164          106        19,527
      Transmission plant                             24,576        3,890           5           86        28,547
      Distribution plant                            188,100       15,053       1,068         (173)      201,912
      General plant                                  17,978        3,408         756          111        20,741
                                                   --------      -------      ------      -------      --------

        Total plant in service                      250,764       22,602       2,032          302       271,636

  Construction work in progress                       2,928      (2,146)         -            -             782
  Plant held for future use                             157         -              4          -             153
                                                   --------      -------      ------      -------      --------

        Total utility plant, at cost,
          including intangibles                    $253,849      $20,456      $2,036      $   302      $272,571
                                                   ========      =======      ======      =======      ========

OTHER PROPERTY, at cost                            $ 27,088      $   513      $4,014      $(2,006)(A)  $ 21,581
                                                   ========      =======      ======      =======      ========

(A) Primarily consists of equity income (loss), net of distributions on investments accounted for under the equity method and miscellaneous writedowns.

                                                                                                   SCHEDULE V
                                                                                                    (cont.)



                                   SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                             SCHEDULE V - CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                                      FOR THE YEAR ENDED DECEMBER 31, 1992
                                             (Thousands of Dollars)




                                                    Balance                                             Balance
                                                   Beginning    Additions   Retirements  Transfers        End
     Major Classifications                         of Period     at Cost     or Sales    and Other     of Period
- --------------------------------------------       ---------     -------    -----------  ---------     ---------
UTILITY PLANT, at cost:
  In service -
    Intangible -
      Organization                                 $     87      $   -        $  -        $   -        $     87
      Franchise and consents                            260            3         -            -             263
                                                   --------      -------      ------      -------      --------

        Total intangible plant                          347            3         -            -             350

    Tangible -
      Production plant                                  339          -            13          -             326
      Storage plant                                  19,033          626         225          -          19,434
      Transmission plant                             22,334          872         -          1,370        24,576
      Distribution plant                            172,064       16,934         676         (222)      188,100
      General plant                                  16,912        1,901         834           (1)       17,978
                                                   --------      -------      ------      -------      --------

        Total plant in service                      231,029       20,336       1,748        1,147       250,764

  Construction work in progress                         721        2,401         -           (194)        2,928
  Plant held for future use                             157          -           -            -             157
                                                   --------      -------      ------      -------      --------

        Total utility plant, at cost,
          including intangibles                    $231,907      $22,737      $1,748      $   953      $253,849
                                                   ========      =======      ======      =======      ========


OTHER PROPERTY, at cost                            $ 23,498      $ 6,770      $1,929      $(1,251)(A)  $ 27,088
                                                   ========      =======      ======      =======      ========

(A) Primarily consists of equity income (loss), net of distributions on investments accounted for under the equity method and miscellaneous writedowns.

SCHEDULE V
 (cont.)



                                   SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                             SCHEDULE V - CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                                      FOR THE YEAR ENDED DECEMBER 31, 1991
                                             (Thousands of Dollars)




                                                    Balance                                             Balance
                                                   Beginning    Additions    Retirements  Transfers       End
     Major Classifications                         of Period     at Cost      or Sales    and Other    of Period
- --------------------------------------------       ---------     -------      --------    ---------    ---------
UTILITY PLANT, at cost:
  In service -
    Intangible -
      Organization                                 $     87      $   -         $  -       $   -        $     87
      Franchise and consents                            251            9          -           -             260
                                                   --------      -------       ------     -------      --------

        Total intangible plant                          338            9          -           -             347

    Tangible -
      Production plant                                2,221          -          1,882         -             339
      Storage plant                                  18,903          296          -          (166)       19,033
      Transmission plant                             11,698        1,073           18       9,581        22,334
      Distribution plant                            159,640       13,148          768          44       172,064
      General plant                                  16,380        1,447          871         (44)       16,912
                                                   --------      -------       ------     -------      --------

        Total plant in service                      209,180       15,973        3,539       9,415       231,029

  Construction work in progress                         388          333          -           -             721
  Plant held for future use                             157          -            -           -             157
                                                   --------      -------       ------     -------      --------

        Total utility plant, at cost,
          including intangibles                    $209,725      $16,306       $3,539     $ 9,415      $231,907
                                                   ========      =======       ======     =======      ========

OTHER PROPERTY, at cost                            $ 22,994      $16,232       $6,313     $(9,415)     $ 23,498
                                                   ========      =======       ======     =======      ========

                                                                                                   SCHEDULE VI




                                   SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                       SCHEDULE VI - CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION AND
                                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                             (Thousands of Dollars)



                                          Additions to Reserves          Deductions
                                          ----------------------        from Reserves
                                          Provisions Charged to    -----------------------
                                          ----------------------   Retirements
                             Balance                Clearing and   at Original    Removal               Balance
                            Beginning                  Other        Cost (See    Cost Less                End
      Description           of Period     Income    Accounts(A)    Schedule V)    Salvage   Transfers  of Period
- ------------------------    ---------     ------    ------------   -----------   ---------  ---------  ---------
UTILITY PLANT
  General                    $59,516      $9,193        $387         $1,537        $301       $ 11      $67,269
  Leasehold improvements        --          --           --             --          --         --          --
  Other limited term
    utility improvements          61        --             6             26         --         --            41
  Transportation and
    work equipment             3,040         752         --             473         --         --         3,319
                             -------      ------        ----         ------        ----       ----      -------

                             $62,617      $9,945        $393         $2,036        $301       $ 11      $70,629
                             =======      ======        ====         ======        ====       ====      =======

OTHER PROPERTY               $ 6,292      $2,273        $ 19         $3,360        $--        $ --      $ 5,224
                             =======      ======        ====         ======        ====       ====      =======

          (A)  Represents primarily provision for depreciation of work equipment which is charged to clearing accounts and apportioned together with other work equipment expenses to various construction, operation and maintenance accounts.

SCHEDULE VI
  (cont.)



                                   SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                       SCHEDULE VI - CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION AND
                                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                      FOR THE YEAR ENDED DECEMBER 31, 1992
                                             (Thousands of Dollars)



                                          Additions to Reserves          Deductions
                                          ----------------------        from Reserves
                                          Provisions Charged to    -----------------------
                                          ----------------------   Retirements
                             Balance                Clearing and   at Original    Removal               Balance
                            Beginning                  Other        Cost (See    Cost Less                End
      Description           of Period     Income    Accounts(A)    Schedule V)    Salvage   Transfers  of Period
- ------------------------    ---------     ------    ------------   -----------   ---------  ---------  ---------
UTILITY PLANT
  General                    $52,094      $8,532        $358         $1,117        $351       $--       $59,516
  Leasehold improvements        --          --           --             --          --         --          --
  Other limited term
    utility improvements          56        --             5            --          --         --            61
  Transportation and
    work equipment             3,014         657         --             631         --         --         3,040
                             -------      ------        ----         ------        ----       ----      -------

                             $55,164      $9,189        $363         $1,748        $351       $--       $62,617
                             =======      ======        ====         ======        ====       ====      =======

OTHER PROPERTY               $ 5,469      $2,280        $ 21         $1,478        $--        $ --      $ 6,292
                             =======      ======        ====         ======        ====       ====      =======

          (A)  Represents primarily provision for depreciation of work equipment which is charged to clearing accounts and apportioned together with other work equipment expenses to various construction, operation and maintenance accounts.

                                                                                                   SCHEDULE VI
                                                                                                     (cont.)



                                   SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                       SCHEDULE VI - CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION AND
                                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                      FOR THE YEAR ENDED DECEMBER 31, 1991
                                             (Thousands of Dollars)



                                          Additions to Reserves          Deductions
                                          ----------------------        from Reserves
                                          Provisions Charged to    -----------------------
                                          ----------------------   Retirements
                             Balance                Clearing and   at Original    Removal               Balance
                            Beginning                  Other        Cost (See    Cost Less                End
      Description           of Period     Income    Accounts(A)    Schedule V)    Salvage   Transfers  of Period
- ------------------------    ---------     ------    ------------   -----------   ---------  ---------  ---------
UTILITY PLANT
  General                    $47,017      $7,793        $362         $2,731        $637      $ 290      $52,094
  Leasehold improvements        --          --           --             --          --         --          --
  Other limited term
    utility improvements          51           5         --             --          --         --            56
  Transportation and
    work equipment             2,427       1,395         --             808         --         --         3,014
                             -------      ------        ----         ------        ----      -----      -------

                             $49,495      $9,193        $362         $3,539        $637      $ 290      $55,164
                             =======      ======        ====         ======        ====      =====      =======

OTHER PROPERTY               $ 6,483      $2,945        $--          $3,669        $--       $(290)     $ 5,469
                             =======      ======        ====         ======        ====      =====      =======

          (A)  Represents primarily provision for depreciation of work equipment which is charged to clearing accounts and apportioned together with other work equipment expenses to various construction, operation and maintenance accounts.

SCHEDULE VIII


                                   SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                         SCHEDULE VIII - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                             (Thousands of Dollars)


                                                                      Additions     Deductions
                                                                      ---------    From Reserve
                                                           Balance    Provision   for Purpose of      Balance
                                                          Beginning    Charged   Which the Reserve      End
     Description                                          of Period   to Income    Was Provided      of Period
- -------------------------------------------------------   ---------   ---------  -----------------   ---------

                                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                      ------------------------------------
RESERVE DEDUCTED FROM RECEIVABLES IN BALANCE SHEET -
  Uncollectible accounts                                    $1,008     $  939         $  592           $1,355
                                                            ======     ======         ======           ======

RESERVE DEDUCTED FROM OTHER PROPERTY IN BALANCE SHEET -
  Oil and gas leasehold reserve                             $1,405     $  250         $  553           $1,102
                                                            ======     ======         ======           ======

  Real estate land cost reserve                             $  800     $  300         $ -0-            $1,100
                                                            ======     ======         ======           ======

                                      FOR THE YEAR ENDED DECEMBER 31, 1992
                                      ------------------------------------
RESERVE DEDUCTED FROM RECEIVABLES IN BALANCE SHEET -
  Uncollectible accounts                                    $  992     $1,045         $1,029           $1,008
                                                            ======     ======         ======           ======

RESERVE DEDUCTED FROM OTHER PROPERTY IN BALANCE SHEET -
  Oil and gas leasehold reserve                             $  685     $  720         $ -0-            $1,405
                                                            ======     ======         ======           ======

  Real estate land cost reserve                             $  800     $ -0-          $ -0-            $  800
                                                            ======     ======         ======           ======

                                      FOR THE YEAR ENDED DECEMBER 31, 1991
                                      ------------------------------------
RESERVE DEDUCTED FROM RECEIVABLES IN BALANCE SHEET -
  Uncollectible accounts                                    $  892     $  672         $  572           $  992
                                                            ======     ======         ======           ======

RESERVE DEDUCTED FROM OTHER PROPERTY IN BALANCE SHEET -
  Oil and gas leasehold reserve                             $ -0-      $  685         $ -0-            $  685
                                                            ======     ======         ======           ======

  Real estate land cost reserve                             $ -0-      $  800         $ -0-            $  800
                                                            ======     ======         ======           ======


                                                                     SCHEDULE X







                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
     SCHEDULE X - CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (Thousands of Dollars)




                                             For the Years ended December 31,
                                             --------------------------------
TAXES OTHER THAN PAYROLL AND INCOME TAXES     1993         1992         1991
- -----------------------------------------    ------       ------       ------
Real and personal property tax               $5,811       $5,303       $4,981
Michigan Single Business Tax                  1,183          998          928
                                             ------       ------       ------

                                             $6,994       $6,301       $5,909
                                             ======       ======       ======



                Rents, royalties, advertising and research and
                    development costs are not significant.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                                 Exhibit Index
                                   Form 10-K
                                     1993

                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
- -------             -----------                           --------    ---------
  2       Plan of Acquisition, etc.                          NA           NA

  3       Articles of Incorporation and Bylaws

  3(a)    1--Articles of Incorporation of Southeastern
             Michigan Gas Enterprises, Inc.
             (Enterprises), as restated
             July 11, 1989.(e)                                            x
          2--Certificate of amendment to Article III of
             the Articles of Incorporation dated
             May 16, 1990.(g)                                             x

 3(b)     Bylaws of Enterprises--last revised
          October 14, 1993.                                  x

 4(a)     Agreement to furnish Indenture of Mortgage and
          Deed of Trust dated October 1, 1950 and
          supplements thereto.(d)                                         x

 4(b)     Agreement to furnish credit Agreement dated
          October 3, 1985, between Enterprises and
          NBD-Bank (National Bank of Detroit).(f)                         x

 4(c)     Trust Indenture dated September 1, 1987,
          between Enterprises and Centerre Trust Company
          of St. Louis as Trustee.(a)                                     x

 4(d)     Trust Indenture dated December 1, 1987, between
          Enterprises and Centerre Trust Company of
          St. Louis as Trustee.(b)                                        x

 4(e)     Trust Indenture dated December 15, 1988,
          between Enterprises and Boatmen's Trust Company
          as Trustee.(c)                                                  x

 4(f)     Trust Indenture dated April 1, 1992, between
          Enterprises and NBD Bank, N.A. as Trustee.(j)                   x

 9        Voting Trust Agreement.                            NA           NA

10        Material Contracts.

10(a)     Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(h)                              x

10(b)     Group A Employment Contract.(k)                                 x

10(c)     Short-Term Incentive Plan.(k)                                   x

11        Statement re computation of per share earnings.    NA           NA

12        Statements re computation of ratios.(i)                         x

13        Annual report to shareholders.                     NA           NA

16        Letter re change in certifying accountant.         NA           NA

                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
- -------             -----------                           --------    ---------
18        Letter re change in accounting principle.          NA           NA
21        Subsidiaries of the Registrant.                    x
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consent of Independent Public Accountants.         x
24        Power of Attorney.                                 x
27        Financial Data Schedule.                           NA           NA
28        Information from reports furnished to state
          insurance regulatory authorities.                  NA           NA
99        Proxy Statement dated March 21, 1994.(l)                        x

Key to Exhibits Incorporated by Reference

     (a) Filed with Enterprises' Registration Statement, Form S-2, No. 33-18979, filed December 10, 1987.
     (b) Filed with Enterprises' Form 10-K for 1987, dated March 28, 1988, File No. 0-8503.
     (c) Filed with Enterprises' Form 10-K for 1988, dated March 30, 1989, File No. 0-8503.
     (d) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1989, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (f) Filed with Enterprises' Form 10-Q for the quarter ended September 30, 1990, File No. 0-8503.
     (g) Filed with Enterprises' Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (h) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (i) Filed with Enterprises' Form 10-K for 1991, dated March 27, 1992, File No. 0-8503.
     (j) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (k) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (l) Filed March 16, 1994, pursuant to Rule 14a-6 of the Exchange Act, File No. 0-8503.