Form 10-Q
period 1994-03-31
SOUTHEASTERN MICHIGAN GAS ENTERPRISES INC
filed 1994-05-13
CIK 277158

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1994

                                     OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
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

                                810-987-2200
            (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  Yes [X]   No [ ]

The number of shares of common stock outstanding as of April 30, 1994, is 10,526,999.

                              INDEX TO FORM 10-Q
                              ------------------

                       For Quarter Ended March 31, 1994


                                                                        Page
                                                                       Number
                                                                       ------
COVER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1


INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2


PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .     3

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . .    10


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .    13

   Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . .    13

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .    13


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                (Thousands of Dollars Except Per Share Amounts)
                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                           1 9 9 4     1 9 9 3
                                                           -------     -------
OPERATING REVENUE
  Gas sales                                                $ 89,054    $77,767
  Gas marketing                                              40,716     16,248
  Transportation                                              3,383      3,508
  Other operations                                            1,635      1,632
                                                           --------    -------
                                                           $134,788    $99,155
                                                           --------    -------
OPERATING EXPENSES
  Cost of gas sold                                         $ 63,967    $55,053
  Cost of gas marketed                                       39,639     15,124
  Operation                                                   7,722      7,708
  Maintenance                                                 1,066        939
  Depreciation                                                2,920      3,123
  Income taxes                                                5,027      3,600
  Taxes, other than income taxes                              2,340      2,211
                                                           --------    -------
                                                           $122,681    $87,758
                                                           --------    -------
OPERATING INCOME                                           $ 12,107    $11,397
OTHER INCOME (EXPENSE), NET                                     170       (553)
                                                           --------    -------
INCOME BEFORE INCOME DEDUCTIONS                            $ 12,277    $10,844
                                                           --------    -------
INCOME DEDUCTIONS
  Interest on long-term debt                               $  2,170    $ 2,364
  Other interest                                                471        485
  Amortization of debt expense                                   82         84
  Dividends on preferred stock of subsidiary                     45         45
                                                           --------    -------
                                                           $  2,768    $ 2,978
                                                           --------    -------
NET INCOME                                                 $  9,509    $ 7,866
  Dividends on convertible preferred stock                        4          5
                                                           --------    -------
NET INCOME AVAILABLE FOR COMMON                            $  9,505    $ 7,861
                                                           ========    =======
EARNINGS PER SHARE OF COMMON STOCK
  BASED ON AVERAGE SHARES OUTSTANDING                      $    .88    $   .79
                                                           ========    =======
CASH DIVIDENDS PER SHARE OF COMMON STOCK
  BASED ON AVERAGE SHARES OUTSTANDING                      $    .19    $   .18
                                                           ========    =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (IN THOUSANDS)                                 10,772      9,895
                                                           ========    =======

The notes to the consolidated financial statements are an integral part of this statement.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET



                                  A S S E T S



                                          (Unaudited)               (Unaudited)
                                           March 31,  December 31,   March 31,
                                             1994         1993         1993
                                           --------     --------     --------
                                                 (Thousands of Dollars)
UTILITY PLANT:
  Plant in Service, at Cost                $275,047     $272,571     $258,190
    Less - Accumulated depreciation          73,326       70,629       64,910
                                           --------     --------     --------
                                           $201,721     $201,942     $193,280
OTHER PROPERTY, net                          16,689       16,357       19,242
                                           --------     --------     --------
                                           $218,410     $218,299     $212,522
                                           --------     --------     --------
CURRENT ASSETS
  Cash and temporary cash investments      $  1,734     $  2,965     $  2,368
  Accounts receivables, less reserves
    of $1,552 at March 31, 1994, $1,355
    at December 31, 1993 and $1,271 at
    March 31, 1993                           56,248       31,708       38,342
  Accrued utility revenue                    11,488       17,674       11,010
  Materials and supplies, at average cost     3,192        2,894        2,723
  Gas in underground storage                  9,219       31,146        7,237
  Gas charges, recoverable from customers    11,477       15,970        4,014
  Other current assets                        8,896        9,862        7,806
                                           --------     --------     --------
                                           $102,254     $112,219     $ 73,500
                                           --------     --------     --------
DEFERRED CHARGES:
  Unamortized debt expense                 $  5,879     $  5,840     $  4,846
  Deferred gas charges, recoverable
    from customers                            1,171        1,474        1,258
  Other                                      12,506       10,454        7,170
                                           --------     --------     --------
                                           $ 19,556     $ 17,768     $ 13,274
                                           --------     --------     --------
                                           $340,220     $348,286     $299,296
                                           ========     ========     ========




The notes to the consolidated financial statements are an integral part of this statement.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET

                   STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                          (Unaudited)               (Unaudited)
                                           March 31,  December 31,   March 31,
                                             1994         1993         1993
                                           --------     --------     --------
                                                 (Thousands of Dollars)
STOCKHOLDERS' INVESTMENT
  Common stock equity
    Common stock - $1 par value;
      20,000,000 shares authorized;
      10,507,607, 9,680,376 and
      9,007,647 shares outstanding,
      respectively                         $ 10,508     $  9,680     $  9,008
    Capital surplus - common stock           80,304       64,212       59,975
    Retained earnings                        21,109       13,691       17,619
    Capital stock expense                    (2,524)      (1,926)      (1,926)
    Unearned compensation - ESOT               --           --            (24)
                                           --------     --------     --------
                                           $109,397     $ 85,657     $ 84,652
                                           --------     --------     --------
  Preferred stock equity and surplus -
    Convertible preferred stock -
      $1 par value; 500,000 shares
      authorized; each convertible
      to 4.11 common shares                $      8     $      8     $      8
    Capital surplus                             182          182          201
                                           --------     --------     --------
                                           $    190     $    190     $    209
                                           --------     --------     --------
      Total stockholders' investment       $109,587     $ 85,847     $ 84,861
                                           --------     --------     --------
CUMULATIVE PREFERRED STOCK OF
 SUBSIDIARY -
  $100 par value (redemption price
    $105 per share); 50,000 shares
    authorized issuable in series;
    31,000 shares outstanding              $  3,100     $  3,100     $  3,100
                                           --------     --------     --------
LONG-TERM DEBT                             $ 79,570     $ 97,884     $101,439
                                           --------     --------     --------
CURRENT LIABILITIES
  Notes payable to banks                   $ 44,350     $ 52,342     $ 27,875
  Current maturities of long-term debt        3,665       19,138          856
  Accounts payable                           38,829       30,053       22,532
  Customer advance payments                   2,156        6,804        2,493
  Accrued taxes                               6,072          262        8,812
  Accrued interest                            1,199        1,855        1,611
  Accumulated deferred income taxes             139          201        1,087
  Amounts payable to customers                1,582        1,089        1,095
  Other                                       5,252        6,571        6,974
                                           --------     --------     --------
                                           $103,244     $118,315     $ 73,335
                                           --------     --------     --------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes        $ 16,744     $ 16,102     $ 13,595
  Unamortized investment tax credit           3,517        3,584        3,784
  Deferred gas costs payable to suppliers     1,224        1,479        1,085
  Customer advances for construction          7,727        7,806        6,671
  Other                                      15,507       14,169       11,426
                                           --------     --------     --------
                                           $ 44,719     $ 43,140     $ 36,561
                                           --------     --------     --------
                                           $340,220     $348,286     $299,296
                                           ========     ========     ========

The notes to the consolidated financial statements are an integral part of this statement.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Thousands of Dollars)
                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                           1994        1993
                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                           $116,486    $ 92,106
  Cash paid for payrolls and to suppliers                 (83,140)    (58,201)
  Interest paid                                            (3,297)     (3,140)
  Income taxes paid                                          --          (200)
  Taxes other than income taxes paid                         (796)       (740)
  Other cash receipts and payments, net                       400         859
                                                         --------    --------
    NET CASH FROM OPERATING ACTIVITIES                   $ 29,653    $ 30,684
                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Natural gas distribution property additions            $ (2,548)   $ (2,423)
  Interest in other natural gas related property              (32)     (1,021)
  Other property additions                                   (690)        (35)
  Property retirement costs net of proceeds                   (22)       --
                                                         --------    --------
    NET CASH FROM INVESTING ACTIVITIES                   $ (3,292)   $ (3,479)
                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                               $ 16,324    $  1,055
  Net change in notes payable to banks                     (7,992)    (25,225)
  Repayment of long-term debt                             (33,787)       (272)
  Payment of dividends                                     (2,137)     (1,840)
                                                         --------    --------
    NET CASH FROM FINANCING ACTIVITIES                   $(27,592)   $(26,282)
                                                         --------    --------
    NET INCREASE (DECREASE) IN CASH AND
    TEMPORARY CASH INVESTMENTS                           $ (1,231)   $    923
                                                         --------    --------
CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of Period                                    $  2,965    $  1,445
                                                         --------    --------
  End of Period                                          $  1,734    $  2,368
                                                         ========    ========
RECONCILIATION OF NET INCOME TO
 NET CASH FROM OPERATING ACTIVITIES
  Net income available for common stock                  $  9,505    $  7,861
  Adjustments to reconcile net income to net cash
   from operating activity
    Depreciation                                            2,920       3,123
    Deferred taxes and ITC                                    513        (755)
    Equity (income) loss, net of distributions                (41)        770
    Accounts receivable                                   (24,540)     (5,781)
    Accrued utility revenue                                 6,186       5,521
    Materials and supplies and gas in
     underground storage                                   21,629      23,057
    Gas charges, recoverable from customers                 4,493         834
    Other current assets                                      966      (1,374)
    Accounts payable                                        8,776      (3,439)
    Customer advances and amounts payable to customers     (4,234)     (4,108)
    Accrued taxes                                           5,810       5,188
    Other, net                                             (2,330)       (213)
                                                         --------    --------
    NET CASH FROM OPERATING ACTIVITIES                   $ 29,653    $ 30,684
                                                         ========    ========

The notes to the consolidated financial statements are an integral part of this statement.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES

     Under the rules and regulations of the Securities and Exchange Commission for Form 10-Q Quarterly Reports, certain footnotes and other financial statement information normally included in Southeastern Michigan Gas Enterprises, Inc.'s (the Company's) year-end financial statements have been condensed or omitted in the accompanying unaudited financial statements. These financial statements prepared by the Company should be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information in the accompanying financial statements reflects, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the information shown, subject to year-end and other adjustments, as later information may require.


(2)  REGULATORY MATTERS

     At March 31, 1994, the Company had a total of $1,016,000 in remaining take-or-pay liabilities. These costs are substantially recoverable from ratepayers. The Company does not anticipate additional take-or-pay assessments.

     At March 31, 1994, the Company had $1,632,000 of remaining direct-billed liabilities related to Federal Energy Regulatory Commission Order 636. The Company does not anticipate any significant additional direct billings. As with take-or-pay costs, the Company expects Order 636 costs will be recoverable from ratepayers.

     In March 1994, the Michigan Public Service Commission issued securities orders U-10509 and U-10510 authorizing Southeastern Michigan Gas Company (Southeastern) and Michigan Gas Company (Michigan Gas) to issue up to $23,000,000 and $31,000,000, respectively, of long-term debt securities to the Company.

     This debt may be used to replace certain long-term and short-term debt currently owed to the Company and, in Southeastern's case, may be used to replace certain First Mortgage Bonds outstanding.


(3)  CAPITALIZATION

Common Stock Equity
- - -------------------

     On April 19, 1994, the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.20 per share. In addition, the Board declared a 5% common stock dividend. Both dividends are payable on May 15 to shareholders of record on May 5. Earnings per common share, cash dividends per common share and weighted average number of shares outstanding give retroactive effect for all periods presented to the 5% stock dividends in May 1994 and 1993.

     In February 1994, the Company paid a quarterly cash dividend of $.20 per share to its common shareholders. Of the total dividend of $2,088,000, $759,000 was reinvested by shareholders into common stock through participation in the Dividend Reinvestment and Common Stock Purchase Plan. This portion of the first quarter dividend and shareholders' optional cash payments of $841,000, resulted in 79,731 new shares issued to existing shareholders during the quarter.

     In January 1994, the Company issued 747,500 shares of common stock pursuant to a shelf registration. Net proceeds of approximately $14,724,000 were used to reduce notes payable to banks incurred to finance the Company's ongoing capital expenditure program and for general corporate purposes.

Long-Term Debt
- - --------------

     In February 1994, the Company called, at 104.5% of face value, the remaining $21,169,000 of its 10% debentures due 2007 and $12,518,000 of its 10% debentures due 2008. While the Company plans to issue long-term debt securities at a lower interest rate to refinance these debentures, short-term lines of credit are being used to fund the call until new securities can be issued.


4.  COMMITMENTS AND CONTINGENCIES

     Guarantees. SEMCO Arkansas Pipeline Company, a wholly-owned subsidiary of SEMCO, has a 31.67% interest in a partnership which operates the NOARK Pipeline System (NOARK). NOARK is a 302-mile intrastate natural gas pipeline, originating in northwest Arkansas and extending northeast across the state.
The pipeline became operational during the third quarter of 1992.

     The Company, SEMCO Arkansas Pipeline Company and SEMCO have guaranteed 40% of the principal and interest payments on up to $93,000,000 of debt used to finance the pipeline. Of the total, $63,000,000 is pursuant to a long-term arrangement requiring annual principal payments of approximately $3,150,000 together with interest on the unpaid balance. This arrangement matures in 2009 and has a fixed interest rate of 9.7375%. The remaining debt of $30,000,000 is pursuant to a credit agreement which currently terminates January 1997. Under the terms of the credit agreement, NOARK may request, on an annual basis, a one year extension of the then-effective terminate date. At March 31, 1994, NOARK had $25,300,000 outstanding under the agreement with interest payments at a variable interest rate.

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

     On January 1, 1994, Vesta discontinued shipments of gas pursuant to its contract with NOARK and ceased payment of the demand fee. An affiliate of Southwestern Energy Pipeline Company, a NOARK general partner, which was providing approximately 25,000 Mcf per day of the gas transported by Vesta over the NOARK system, has been shipping those volumes over the system at the full firm rate, generating NOARK revenues of approximately $210,000 per month. In February 1994, the defendants, including NOARK, filed a motion for dismissal of Vesta's claim due to lack of Federal jurisdiction in the Oklahoma court. In addition, NOARK and certain other defendants filed separate claims in Arkansas against Vesta for breach of contract. As these circumstances continue, the loss of revenues to NOARK reduces the Company's net income by approximately $35,000 per month and reduces NOARK's cash flows available for debt service.
To the extent NOARK's operating cash flows are insufficient to meet debt service, NOARK may draw on its available line of credit, require an equity contribution or a loan from its partners, or a combination thereof. If the above circumstances continue, the Company estimates these circumstances could result in a related cash outflow of approximately $1,000,000 from the Company in 1994.

     The Company expects to ultimately recover the remaining cost of its investment in NOARK over the life of the project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

     The Company reported net income available for common of $9,505,000 ($.88 per share) for the first quarter of 1994, compared to $7,861,000 ($.79 per share) for the same period in 1993. Due to the seasonality of the Company's primary business of natural gas distribution, a substantial portion of the annual results of operations is earned during the first quarter of the fiscal year. However, these interim results are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1994.

     A comparison of quarterly revenues, margins and system throughput follows.

                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                      1 9 9 4         1 9 9 3
                                                      -------         -------
                                                     (in thousands of dollars)
Operating Revenue
  Gas Sales
    Residential                                       $55,555         $47,873
    Commercial                                         27,181          24,006
    Industrial                                          6,318           5,888
                                                      -------         -------
                                                      $89,054         $77,767
  Cost of Gas Sold                                     63,967          55,053
                                                      -------         -------
    Gross Margin                                      $25,087         $22,714
                                                      =======         =======

  Gas Marketing                                       $40,716         $16,248
  Cost of Gas Marketed                                 39,639          15,124
                                                      -------         -------
    Gross Margin                                      $ 1,077         $ 1,124
                                                      =======         =======

  Transportation                                      $ 3,383         $ 3,508
                                                      =======         =======

  Other Revenues                                      $ 1,635         $ 1,632
                                                      =======         =======
                                                    (in millions of cubic feet)
  Gas Volumes
    Gas Sales
      Residential                                       11,736          10,364
      Commercial                                         6,042           5,449
      Industrial                                         1,536           1,413
                                                       -------         -------
                                                        19,314          17,226
                                                       =======         =======

    Gas Marketing                                       15,566           7,864
                                                       =======         =======

    Gas Transported                                      5,985           5,658
                                                       =======         =======

    Degree Days - Actual                                 3,715           3,369

    Gas Sales Customers - Average                      215,563         209,706

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)

     Net income for the first quarter of 1994 increased $1,644,000 compared to the same period last year.

     Gross margin on gas sales increased by $2,373,000 as gas volumes sold for the three month period ended March 31, 1994 increased 12.1% over the same period in 1993. The increased volumes were primarily due to the impact of colder temperatures and customer additions on volumes sold. Temperatures during the first quarter of 1994 were 10% colder than the same period in 1993 and the average number of gas sales customers in 1994 increased by over 5,000 from the 1993 level.

     Natural gas volumes marketed for the first quarter of 1994 increased by 97.9% over the same period in 1993 while gas marketing margins declined by $47,000. The price of alternate fuels, seasonal patterns and competition in the industry contribute to the fluctuation in margins per unit of gas marketed and the volumes marketed.

     For the three months ended March 31, 1994, income taxes increased $1,427,000, or 39.6%, over the same period in 1993 due primarily to higher pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities for the first quarter of 1994 were $29,653,000. The most significant source of funds resulted from the withdrawal and sale of storage gas to meet heating season demand.

     Financing activities used $27,592,000 in funds during the first quarter of 1994. While $16,324,000 was provided through the February 1994 sale of 747,500 shares of common stock and additional sales through the Dividend Reinvestment and Common Stock Purchase Plan (DRIP), the Company used $33,787,000 and $7,992,000 to call 10% debentures and pay down notes payable to banks, respectively.

     Net cash used for investing activities was $3,292,000. The following table identifies capital expenditures by line of business for the three months ended March 31, 1994 and 1993 (in thousands of dollars):

                                                        1994            1993
                                                       ------          ------
Natural Gas Distribution                               $2,548          $2,423
Transmission, Gathering and Storage                        32           1,021
Other                                                     690              35
                                                       ------          ------
                                                       $3,270          $3,479
                                                       ======          ======

     The $2,548,000 expended for natural gas distribution was primarily for installation of services and mains for new customers and the normal replacement of distribution services and mains.

     The Company anticipates spending approximately $19.9 million in capital expenditures during the remainder of 1994. These estimated amounts will primarily relate to customer additions and system replacement in the gas distribution operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


FUTURE FINANCING SOURCES

     The remainder of the Company's operating cash flow needs as well as dividend payments and capital expenditures for the balance of 1994 are expected to be generated primarily through operating activities, short-term borrowings and cash from the DRIP.

     At March 31, 1994, the Company had $30.5 million in unused lines of credit. Cash inflows from a reduction in receivables from the heating season sales will provide the Company with funds during the second quarter of the year. In addition, the Company plans to issue long-term debt instruments to reduce short-term lines of credit incurred in calling the 10% debentures.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.


Item 2.   Changes in Securities.

          Retained earnings were available for payment of dividends on preferred and common stock at March 31, 1994, as follows:

          Total Retained Earnings - $21,109,000

          Amount Available for Payment of Dividends - $21,109,000

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits - (See page 15 for the Exhibit Index.)

          --Agreement to furnish Indenture of Mortgage and Deed of Trust dated
               October 1, 1950 and supplements thereto.
          --Agreement to furnish Credit agreement dated October 3, 1985, as amended, between Enterprises and NBD Bank (National Bank of Detroit).
          --Trust Indenture dated September 1, 1987, between Enterprises and
               Centerre Trust Company of St. Louis as Trustee.
          --Trust Indenture dated December 1, 1987, between Enterprises and
               Centerre Trust Company of St. Louis as Trustee.
          --Trust Indenture dated December 15, 1988, between Enterprises and
               Boatmen's Trust Company as Trustee.
          --Trust Indenture dated April 1, 1992, between Enterprises and NBD
               Bank, N.A. as Trustee.
          --Guaranty Agreement dated October 10, 1991, relating to construction financing of NOARK.
          --Group A Employment Contract.
          --Short-Term Incentive Plan.

     (b)  Reports on Form 8-K.

          On January 11, 1994, the Company filed Form 8-K to report on the lawsuit by Vesta Energy Corporation against NOARK Pipeline System and others.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                                         (Registrant)



Dated:  May 13, 1994
                           By:  /s/Robert F. Caldwell
                                -----------------------------------------
                                Robert F. Caldwell, Executive Vice
                                President and Principal Accounting and
                                Financial Officer

                                 EXHIBIT INDEX
                                   Form 10-Q
                              First Quarter 1994
                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
- - -------             -----------                           --------    ---------
 2        Plan of Acquisition, etc.                          NA           NA
 4(a)     Agreement to furnish Indenture of Mortgage and
          Deed of Trust dated October 1, 1950 and
          supplements thereto.(d)                                         x
 4(b)     Agreement to furnish credit Agreement dated
          October 3, 1985, between Enterprises and
          NBD-Bank (National Bank of Detroit).(e)                         x
 4(c)     Trust Indenture dated September 1, 1987,
          between Enterprises and Centerre Trust Company
          of St. Louis as Trustee.(a)                                     x
 4(d)     Trust Indenture dated December 1, 1987, between
          Enterprises and Centerre Trust Company of
          St. Louis as Trustee.(b)                                        x
 4(e)     Trust Indenture dated December 15, 1988,
          between Enterprises and Boatmen's Trust Company
          as Trustee.(c)                                                  x
 4(f)     Trust Indenture dated April 1, 1992, between
          Enterprises and NBD Bank, N.A. as Trustee.(g)                   x
10        Material Contracts.
10(a)     Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(f)                              x
10(b)     Group A Employment Contract.(h)                                 x
10(c)     Short-Term Incentive Plan.(h)                                   x
11        Statement re computation of per share earnings.    NA           NA
15        Letter re unaudited interim financial
          information.                                       NA           NA
18        Letter re change in accounting principle.          NA           NA
19        Report furnished to security holders.              NA           NA
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consent of Independent Public Accountants.         NA           NA
24        Power of Attorney.                                 NA           NA
27        Financial Data Schedule.                           NA           NA
99        Additional exhibits.                               NA           NA

Key to Exhibits Incorporated by Reference
     (a) Filed with Enterprises' Registration Statement, Form S-2, No. 33-18979, filed December 10, 1987.
     (b) Filed with Enterprises' Form 10-K for 1987, dated March 28, 1988, File No. 0-8503.
     (c) Filed with Enterprises' Form 10-K for 1988, dated March 30, 1989, File No. 0-8503.
     (d) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1989, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-Q for the quarter ended September 30, 1990, File No. 0-8503.
     (f) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (g) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (h) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
                                     -15-