Form 10-Q
period 1994-06-30
SOUTHEASTERN MICHIGAN GAS ENTERPRISES INC
filed 1994-08-15
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1994

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

The number of shares of common stock outstanding as of July 31, 1994, is 11,114,473.

                              INDEX TO FORM 10-Q
                              ------------------

                        For Quarter Ended June 30, 1994

                                                                        Page
                                                                       Number
                                                                       ------
COVER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1


INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2


PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .     3

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . .    10


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .    14

   Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . .    14

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .    14


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16


                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                (Thousands of Dollars Except Per Share Amounts)
                                                                        Three Months Ended       Six Months Ended
                                                                             June 30,                June 30,
                                                                        ------------------     --------------------
                                                                        1 9 9 4    1 9 9 3     1 9 9 4      1 9 9 3
                                                                        -------    -------     -------      -------
OPERATING REVENUE
  Gas sales                                                             $32,928    $31,150     $121,983    $108,917
  Gas marketing                                                          38,458     17,443       79,174      33,691
  Transportation                                                          2,837      2,711        6,220       6,219
  Other operations                                                        1,730      1,707        3,364       3,339
                                                                        -------    -------     --------    --------
                                                                        $75,953    $53,011     $210,741    $152,166
                                                                        -------    -------     --------    --------
OPERATING EXPENSES
  Cost of gas sold                                                      $22,156    $20,434     $ 86,124    $ 75,487
  Cost of gas marketed                                                   37,343     16,980       76,982      32,105
  Operation                                                               7,403      7,261       15,125      14,968
  Maintenance                                                             1,095        893        2,160       1,832
  Depreciation                                                            2,916      3,036        5,836       6,159
  Income taxes                                                              272       (133)       5,299       3,465
  Taxes, other than income taxes                                          2,053      2,022        4,393       4,234
                                                                        -------    -------     --------    --------
                                                                        $73,238    $50,493     $195,919    $138,250
                                                                        -------    -------     --------    --------
OPERATING INCOME                                                        $ 2,715    $ 2,518     $ 14,822    $ 13,916
OTHER INCOME (EXPENSE), NET                                                  22         64          192        (490)
                                                                        -------    -------     --------    --------
INCOME BEFORE INCOME DEDUCTIONS                                         $ 2,737    $ 2,582     $ 15,014    $ 13,426
                                                                        -------    -------     --------    --------
INCOME DEDUCTIONS
  Interest on long-term debt                                            $ 1,708    $ 2,351     $  3,878    $  4,715
  Other interest                                                            391        262          862         747
  Amortization of debt expense                                               76         84          158         169
  Dividends on preferred stock of subsidiary                                 45         45           89          89
                                                                        -------    -------     --------    --------
                                                                        $ 2,220    $ 2,742     $  4,987    $  5,720
                                                                        -------    -------     --------    --------
NET INCOME                                                              $   517    $  (160)    $ 10,027    $  7,706
  Dividends on convertible preferred stock                                    4          5            9          10
                                                                        -------    -------     --------    --------
NET INCOME AVAILABLE FOR COMMON STOCK BEFORE EXTRAORDINARY ITEM         $   513    $  (165)    $ 10,018    $  7,696
EXTRAORDINARY ITEM-Loss on early extinguishment of debt, net of
  income taxes of $692                                                    1,286          0        1,286           0
                                                                        -------    -------     --------    --------
NET INCOME AVAILABLE FOR COMMON STOCK                                   $  (773)   $  (165)    $  8,732    $  7,696
                                                                        =======    =======     ========    ========
EARNINGS PER SHARE OF COMMON STOCK BEFORE EXTRAORDINARY ITEM            $   .05    $  (.02)    $    .92    $    .78
                                                                        =======    =======     ========    ========
EARNINGS PER SHARE OF COMMON STOCK                                      $  (.07)   $  (.02)    $    .80    $    .78
                                                                        =======    =======     ========    ========
CASH DIVIDENDS PER SHARE OF COMMON STOCK BASED ON AVERAGE
  SHARES OUTSTANDING                                                    $   .19    $   .18     $    .38    $    .36
                                                                        =======    =======     ========    ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)      11,078      9,962       10,925       9,929
                                                                        =======    =======     ========    ========
    The notes to the consolidated financial statements are an integral part of this statement.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET



                                  A S S E T S



                                          (Unaudited)               (Unaudited)
                                           June 30,   December 31,   June 30,
                                             1994         1993         1993
                                           --------     --------     --------
                                                 (Thousands of Dollars)
UTILITY PLANT:
  Plant in Service, at Cost                $278,958     $272,571     $261,125
    Less - Accumulated depreciation          75,339       70,629       67,069
                                           --------     --------     --------
                                           $203,619     $201,942     $194,056
OTHER PROPERTY, net                          16,254       16,357       18,248
                                           --------     --------     --------
                                           $219,873     $218,299     $212,304
                                           --------     --------     --------
CURRENT ASSETS
  Cash and temporary cash investments      $ 52,682     $  2,965     $    524
  Accounts receivables, less reserves
    of $1,103 at June 30, 1994, $1,355
    at December 31, 1993 and $1,251 at
    June 30, 1993                            30,619       31,708       21,109
  Accrued utility revenue                     1,604       17,674        1,908
  Materials and supplies, at average cost     3,623        2,894        3,149
  Gas in underground storage                 22,877       31,146       29,148
  Gas charges, recoverable from customers     6,111       15,970        6,121
  Other current assets                        7,200        9,862        6,738
                                           --------     --------     --------
                                           $124,716     $112,219     $ 68,697
                                           --------     --------     --------
DEFERRED CHARGES:
  Unamortized debt expense                 $  6,134     $  5,840     $  4,762
  Deferred gas charges, recoverable
    from customers                            1,101        1,474          849
  Other                                      13,742       10,454        8,569
                                           --------     --------     --------
                                           $ 20,977     $ 17,768     $ 14,180
                                           --------     --------     --------
                                           $365,566     $348,286     $295,181
                                           ========     ========     ========


    The notes to the consolidated financial statements are an integral part of this statement.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET
                   STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                          (Unaudited)               (Unaudited)
                                           June 30,   December 31,   June 30,
                                             1994         1993         1993
                                           --------     --------     --------
                                                 (Thousands of Dollars)
STOCKHOLDERS' INVESTMENT
  Common stock equity
    Common stock - $1 par value;
      20,000,000 shares authorized;
      11,114,473, 9,680,376 and
      9,526,498 shares outstanding,
      respectively                         $ 11,114     $  9,680     $  9,527
    Capital surplus - common stock           81,169       64,212       60,874
    Retained earnings                        18,231       13,691       15,652
    Capital stock expense                    (2,620)      (1,926)      (1,926)
                                           --------     --------     --------
                                           $107,894     $ 85,657     $ 84,127
                                           --------     --------     --------
  Preferred stock equity and surplus -
    Convertible preferred stock -
      $1 par value; 500,000 shares
      authorized; each convertible
      to 4.11 common shares                $      8     $      8     $      8
    Capital surplus                             182          182          193
                                           --------     --------     --------
                                           $    190     $    190     $    201
                                           --------     --------     --------
      Total stockholders' investment       $108,084     $ 85,847     $ 84,328
                                           --------     --------     --------
CUMULATIVE PREFERRED STOCK OF
 SUBSIDIARY -
  $100 par value (redemption price
    $105 per share); 50,000 shares
    authorized issuable in series;
    31,000 shares outstanding              $  3,100     $  3,100     $  3,100
                                           --------     --------     --------
LONG-TERM DEBT                             $104,950     $ 97,884     $101,272
                                           --------     --------     --------
CURRENT LIABILITIES
  Notes payable to banks                   $  -0-       $ 52,342     $ 26,325
  Current maturities of long-term debt       58,275       19,138          665
  Accounts payable                           30,193       30,053       22,640
  Customer advance payments                   2,449        6,804        2,502
  Accrued taxes                               3,108          262        5,621
  Accrued interest                            1,422        1,855        1,699
  Accumulated deferred income taxes             140          201          702
  Amounts payable to customers                  549        1,089        1,241
  Other                                       6,175        6,571        7,028
                                           --------     --------     --------
                                           $102,311     $118,315     $ 68,423
                                           --------     --------     --------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes        $ 18,031     $ 16,102     $ 14,166
  Unamortized investment tax credit           3,450        3,584        3,717
  Deferred gas costs payable to suppliers     1,168        1,479          713
  Customer advances for construction          8,142        7,806        6,959
  Other                                      16,330       14,169       12,503
                                           --------     --------     --------
                                           $ 47,121     $ 43,140     $ 38,058
                                           --------     --------     --------
                                           $365,566     $348,286     $295,181
                                           ========     ========     ========
    The notes to the consolidated financial statements are an integral part of this statement.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Thousands of Dollars)
                                                                                 Six Months Ended
                                                                                     June 30,
                                                                             -----------------------
                                                                               1994           1993
                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                               $231,233       $168,833
  Cash paid for payrolls and to suppliers                                    (173,318)      (125,251)
  Interest paid                                                                (5,174)        (5,665)
  Income taxes paid                                                            (1,500)        (3,200)
  Taxes other than income taxes paid                                           (1,478)        (1,540)
  Other cash receipts and payments, net                                           783          1,728
                                                                             --------       --------
    NET CASH FROM OPERATING ACTIVITIES                                       $ 50,546       $ 34,905
                                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Natural gas distribution property additions                                $ (7,283)      $ (5,962)
  Interest in other natural gas related property                                  (32)          (962)
  Other property additions                                                       (667)          (190)
  Property retirement costs net of proceeds                                      (115)          (104)
                                                                             --------       --------
    NET CASH FROM INVESTING ACTIVITIES                                       $ (8,097)      $ (7,218)
                                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   $ 17,698       $  2,465
  Net change in notes payable to banks                                        (52,342)       (26,775)
  Issuance of long-term debt                                                   80,000          -0-
  Repayment of long-term debt                                                 (33,797)          (606)
  Payment of dividends                                                         (4,291)        (3,692)
                                                                             --------       --------
    NET CASH FROM FINANCING ACTIVITIES                                       $  7,268       $(28,608)
                                                                             --------       --------
    NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS           $ 49,717       $   (921)
                                                                             --------       --------
CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of Period                                                        $  2,965       $  1,445
                                                                             --------       --------
  End of Period                                                              $ 52,682       $    524
                                                                             ========       ========
RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
  Net income available for common stock                                      $  8,732       $  7,696
  Adjustments to reconcile net income to net cash
   from operating activity
    Depreciation                                                                5,836          6,159
    Extraordinary item                                                          1,286          -0-
    Deferred taxes and ITC                                                      1,207         (1,097)
    Equity (income) loss, net of distributions                                    (60)         1,155
    Accounts receivable                                                         1,090         11,432
    Accrued utility revenue                                                    16,071         14,623
    Materials and supplies and gas in underground storage                       7,540            720
    Gas charges, recoverable from customers                                     9,859         (1,272)
    Other current assets                                                        2,661           (834)
    Accounts payable                                                           (1,296)        (3,328)
    Customer advances and amounts payable to customers                         (4,557)        (3,666)
    Accrued taxes                                                               3,538          2,522
    Other, net                                                                 (1,361)           795
                                                                             --------       --------
    NET CASH FROM OPERATING ACTIVITIES                                       $ 50,546       $ 34,905
                                                                             ========       ========
    The notes to the consolidated financial statements are an integral part of this statement.

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


(2)  REGULATORY MATTERS

     In June 1994, pursuant to the Michigan Public Service Commission securities orders U-10509 and U-10510, Southeastern Michigan Gas Company (Southeastern) and Michigan Gas Company (Michigan Gas) issued $23,000,000 and $31,000,000, respectively, of long-term debt securities to the Company.

     This debt was used to redeem higher cost long-term and certain short-term debt currently owed to the Company and, in Southeastern's case, was used to redeem all of its remaining First Mortgage Bonds.

     At June 30, 1994, the Company had a total of $728,000 in remaining take-or-pay liabilities. These costs are substantially recoverable from ratepayers. The Company does not anticipate additional take-or-pay assessments.

     At June 30, 1994, the Company had $1,403,000 of remaining direct-billed liabilities related to Federal Energy Regulatory Commission Order 636. The Company does not anticipate any significant additional direct billings. As with take-or-pay costs, the Company expects Order 636 costs will be recoverable from ratepayers.


(3)  CAPITALIZATION

Common Stock Equity
- - -------------------

     On June 9, 1994, the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.20 per share payable on August 15 to shareholders of record on August 5.

     In May 1994, the Company issued a 5% stock dividend and paid a quarterly cash dividend of $.20 per share to its common shareholders. Of the total cash dividend of $2,105,000, $768,000 was reinvested by shareholders into common stock through participation in the Dividend Reinvestment and Common Stock Purchase Plan (DRIP). This portion of the quarterly dividend, shareholders' optional cash payments of $722,000, and the 5% stock dividend resulted in 606,866 new shares issued to existing shareholders during the quarter.

     Earnings per common share, cash dividends per common share and weighted average number of shares outstanding give retroactive effect for all periods presented to the 5% stock dividends in May 1994 and 1993.

Long-Term Debt
- - --------------

     On June 30, 1994, the Company issued $55,000,000 of 8.00% Senior Notes due 2004 and $25,000,000 of 8.32% Senior Notes due 2024 through private placement. The proceeds of the offering were used to pay down short-term debt incurred to fund the redemption of the Company's 10% debentures in February 1994, to pay down the variable rate term loan due 1997 ($20,000,000), and to redeem the Company's 9.8% debentures due 2014 ($28,720,000) and Southeastern's outstanding First Mortgage Bonds ($9,555,000). The variable rate loan was paid in July 1994. The 9.8% debentures and First Mortgage Bonds were redeemed in August 1994.

     The Company recognized an extraordinary loss of $1,286,000, net of applicable income taxes, in the second quarter of 1994 from expensing a portion of the call premium and unamortized debt expense associated with the early extinguishment of the 9.8% debentures.


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

     The Company, SEMCO Arkansas Pipeline Company and SEMCO have guaranteed 40% of the principal and interest payments on up to $93,000,000 of debt used to finance the pipeline. Of the total, $63,000,000 is pursuant to a long-term arrangement requiring annual principal payments of approximately $3,150,000 together with interest on the unpaid balance. This arrangement matures in 2009 and has a fixed interest rate of 9.7375%. The remaining debt of $30,000,000 is pursuant to a credit agreement which currently terminates January 1997. Under the terms of the credit agreement, NOARK may request, on an annual basis, a one year extension of the then-effective termination date. At June 30, 1994, NOARK had $27,500,000 outstanding under the agreement with interest payments at a variable interest rate.

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

     In February 1994, the defendants, including NOARK, filed a motion for dismissal of Vesta's claim due to lack of Federal jurisdiction in the Oklahoma court. In addition, NOARK and certain other defendants filed separate claims in Arkansas against Vesta for breach of contract. In June 1994, the Oklahoma court dismissed Vesta's case. Vesta can still litigate its claims in Arkansas.

     Under the terms of Vesta's 50,000 Mcf per day contract with NOARK, Vesta is obligated to pay full firm rates which consist of a demand fee of approximately 19.3 cents per Mcf on 50,000 Mcf per day and approximately 9.2 cents per Mcf for volumes actually transported on the NOARK system. This contract is set to expire in 1997.

     On January 1, 1994, Vesta discontinued shipments of gas pursuant to its contract with NOARK and ceased payment of the demand fee. An affiliate of Southwestern Energy Pipeline Company, a NOARK general partner, which was providing 25,000 Mcf per day of the gas transported by Vesta over the NOARK system, shipped those volumes over the system at the full firm rates from January 1994 through May 1994 and at discounted interruptible rates in June 1994.

     At this time, the Company estimates the after tax loss from its equity investment in the NOARK system could approximate $1,000,000 for 1994 compared to a loss of $834,000 for 1993. The results for the six months ended June 30, 1994, include a $404,000 after tax loss from NOARK.

     As these circumstances continue, NOARK's operating cash flows will be insufficient to meet debt service requirements. To meet debt service requirements, NOARK may draw on its available line of credit, require an equity contribution or a loan from its partners, or a combination thereof. The Company estimates the above circumstances could result in a related cash outflow of approximately $1,000,000 in 1994.

     The Company expects to ultimately recover the remaining cost of its investment in NOARK over the life of the project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     The Company reported net income available for common shareholders before extraordinary item of $513,000 ($.05 per share) for the second quarter of 1994, compared to a net loss of $165,000 ($.02 per share) for the same period in 1993. For the six-month period ended June 30, 1994, net income available for common before extraordinary item increased to $10,018,000 ($.92 per share) compared to $7,696,000 ($.78 per share) for the same period in 1993.

     The Company reported a net loss available for common of $773,000 ($.07 per share) for the quarter ended June 30, 1994, and net income available for common of $8,732,000 ($.80 per share) for the six months ended June 30, 1994. These results reflect an extraordinary charge of $1,286,000, net of tax, ($.12 per share) for the early extinguishment of the Company's 9.8% debentures due 2014.

     Since the Company's primary business of natural gas distribution depends upon the winter months for the majority of its operating revenue, the Company typically experiences a net loss in the second quarter (see "Quarter Results" for those factors contributing to net income, before extraordinary item, in the second quarter of 1994).

     See Note 4 in the notes to the consolidated financial statements for a discussion of commitments and contingencies.

     A comparison of quarterly and year-to-date revenues, margins and system throughput follows on the next page.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)

                                                        Three Months Ended              Six Months Ended
                                                              June 30,                      June 30,
                                                      -----------------------       -----------------------
                                                      1 9 9 4         1 9 9 3       1 9 9 4         1 9 9 3
                                                      -------         -------       -------         -------
                                                                    (in thousands of dollars)
Operating Revenue
  Gas Sales
    Residential                                       $20,760         $19,799       $ 76,315       $ 67,672
    Commercial                                          9,527           8,998         36,709         33,004
    Industrial                                          2,641           2,353          8,959          8,241
                                                      -------         -------       --------       --------
                                                      $32,928         $31,150       $121,983       $108,917
  Cost of Gas Sold                                     22,156          20,434         86,124         75,487
                                                      -------         -------       --------       --------
    Gross Margin                                      $10,772         $10,716       $ 35,859       $ 33,430
                                                      =======         =======       ========       ========
  Gas Marketing                                       $38,458         $17,443       $ 79,174       $ 33,691
  Cost of Gas Marketed                                 37,343          16,980         76,982         32,105
                                                      -------         -------       --------       --------
    Gross Margin                                      $ 1,115         $   463       $  2,192       $  1,586
                                                      =======         =======       ========       ========
  Transportation                                      $ 2,837         $ 2,711       $  6,220       $  6,219
                                                      =======         =======       ========       ========
  Other Revenues                                      $ 1,730         $ 1,707       $  3,364       $  3,339
                                                      =======         =======       ========       ========
                                                                   (in millions of cubic feet)
  Gas Volumes
    Gas Sales
      Residential                                       3,521           3,544        15,257          13,909
      Commercial                                        1,814           1,867         7,855           7,316
      Industrial                                          551             554         2,087           1,966
                                                      -------         -------      --------        --------
                                                        5,886           5,965        25,199          23,191
                                                      =======         =======      ========        ========
    Gas Marketing                                      18,589           7,302        34,155          15,166
                                                      =======         =======      ========        ========
    Gas Transported                                     4,729           4,197        10,714           9,856
                                                      =======         =======      ========        ========

    Degree Days - Actual                                  922             979         4,634           4,345

    Gas Sales Customers - Average                     217,130         209,903       216,347         209,805

Quarter Results
- - ---------------

     Net income before the extraordinary item, noted above, for the quarter ended June 30, 1994, increased $678,000 compared to the quarter ended June 30, 1993. The change primarily results from higher gas marketing volumes and lower interest expenses, offset by slightly higher operations and maintenance expenses.

     In the second quarter of 1994, gas volumes marketed increased by 155% over the second quarter of 1993. This contributed to a $652,000, or 141%, increase in gross margin from gas marketing. The increase in gas marketing volumes is primarily attributable to the 1993 implementation of Federal Energy Regulatory Commission Order 636 (Order 636). With the interstate pipelines no longer able to sell "bundled" natural gas sales services with gathering, transportation and storage services, the demand for natural gas marketing and related services has increased. SEMCO has responded to this increased demand with new gas marketing services and more aggressive marketing efforts. While these efforts have substantially increased marketing volumes over the same period in 1993, SEMCO's future marketing volumes and margins are subject to significant competitive factors. In addition to fluctuations caused by the price of alternate fuels and seasonal patterns, competition within the industry is likely to increase as companies continue to adapt to the post-Order 636 environment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Interest on long-term debt decreased by $643,000 in the second quarter of 1994 compared to 1993 due primarily to the redemption of the Company's 10% debentures in the first quarter of 1994. Other interest increased by $129,000 over the same period due primarily to the temporary use of short-term borrowings to partially fund the redemption of the Company's 10% debentures.

     Gross margin from gas sales increased only slightly in the second quarter of 1994 over the same period in 1993 as an increase of 3.1% in the average number of customers was offset by warmer weather over these periods.

Year-to-Date Results
- - --------------------

     Before the extraordinary item discussed above, net income for the six month period ended June 30, 1994, increased $2,322,000 over the same period last year.

     Gross margin on gas sales for the six-month period ended June 30, 1994, increased $2,429,000 over the same period last year primarily due to the impact of colder temperatures on volumes sold in the first quarter of this year compared to last year and the impact of customer additions. Temperatures in the first quarter of 1994 were approximately 10% colder than the same period last year. In addition, the average number of customers served year-to-date 1994 increased from 1993 by over 6,000.

     Year-to-date 1994, gross margin from gas marketing increased $606,000, or 38.2%, over 1993 as gas marketing volumes increased by 125.2%. As noted above, Order 636 has increased the demand for the expanded gas marketing services provided by SEMCO.

     Interest on long-term debt decreased by $837,000 and other interest increased by $115,000 in the first six months of 1994, compared to the same period in 1993, primarily due to the temporary use of short-term borrowings to partially fund the February 1994 redemption of the Company's 10% debentures.

     Income tax expense increased $1,834,000 in the first six months of 1994 compared to the same period in 1993 due primarily to higher pre-tax earnings.

Liquidity and Capital Resources
- - -------------------------------

     Cash flows from operating activities were $50,546,000 during the first half of 1994. The most significant source of funds was the billing and collection of accrued utility revenue.

     Financing activities provided $7,268,000 in funds during the six months ended June 30, 1994. The Company received $17,698,000 through the February 1994 sale of 747,500 shares of common stock and additional common stock sales through the DRIP. While the June 1994 issuance of $55,000,000, 8.00% Senior Notes and $25,000,000, 8.32% Senior Notes provided an additional $80,000,000, the Company used $33,797,000 and $52,342,000 to redeem its 10% debentures and pay notes payable to banks, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Cash flows used for investing activities were $8,097,000. The following table identifies capital expenditures by line of business for the six months ended June 30, 1994 and 1993 (in thousands of dollars):

                                                        1994            1993
                                                       ------          ------
Natural Gas Distribution, net of capitalized payroll   $7,283          $5,962
Transmission, Gathering and Storage                        32             962
Other                                                     667             190
                                                       ------          ------
                                                       $7,982          $7,114
                                                       ======          ======

     The $7,283,000 expended for natural gas distribution was primarily for installation of services and mains for new customers and the normal replacement of distribution services and mains. Transmission, gathering and storage capital expenditures were decreased in 1994 compared to 1993 with the completion of the Litchfield Lateral project during the first quarter of 1993.

     The Company anticipates spending approximately $15,200,000 for capital items during the remainder of 1994. These estimated amounts will primarily relate to customer additions and system replacement in the gas distribution operations.

Future Financing Sources
- - ------------------------

     The Company's operating cash flow needs, dividend payments and capital expenditures for the balance of 1994 are expected to be generated primarily through operating activities, short-term borrowings and cash from the DRIP.

     In August 1994, the Company redeemed its 9.8% debentures and Southeastern redeemed its First Mortgage Bonds. These redemptions, including all applicable call premiums, were funded by cash provided by the June 1994 debt issuance discussed above.

     At June 30, 1994, the Company had $74,900,000 in unused lines of credit.

     See Note 4 in the notes to the consolidated financial statements for a discussion of commitments and contingencies.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.


Item 2.   Changes in Securities.

          Retained earnings were available for payment of dividends on preferred and common stock at June 30, 1994, as follows:

          Total Retained Earnings - $18,256,000

          Amount Available for Payment of Dividends - $18,256,000

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits - (See page 16 for the Exhibit Index.)

          --Agreement to furnish Indenture of Mortgage and Deed of Trust dated
               October 1, 1950 and supplements thereto.
          --Agreement to furnish Credit agreement dated October 3, 1985, as amended, between Enterprises and NBD Bank (National Bank of Detroit).
          --Trust Indenture dated September 1, 1987, between Enterprises and
               Centerre Trust Company of St. Louis as Trustee.
          --Trust Indenture dated December 1, 1987, between Enterprises and
               Centerre Trust Company of St. Louis as Trustee.
          --Trust Indenture dated December 15, 1988, between Enterprises and
               Boatmen's Trust Company as Trustee.
          --Trust Indenture dated April 1, 1992, between Enterprises and NBD
               Bank, N.A. as Trustee.
          --Note Agreement dated as of June 1, 1994, relating to issuance of
               $80,000,000 of long-term debt.
          --Guaranty Agreement dated October 10, 1991, relating to construction financing of NOARK.
          --Group A Employment Contract.
          --Short-Term Incentive Plan.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the second quarter of 1994.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                                               (Registrant)



Dated:  August 12, 1994
                                 By:  Robert F. Caldwell
                                      -----------------------------------------
                                      Robert F. Caldwell, Executive Vice
                                      President and Principal Accounting and
                                      Financial Officer

                                 EXHIBIT INDEX
                                   Form 10-Q
                              Second Quarter 1994
                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
- - -------             -----------                           --------    ---------
 2        Plan of Acquisition, etc.                          NA           NA
 4(a)     Agreement to furnish Indenture of Mortgage and
          Deed of Trust dated October 1, 1950 and
          supplements thereto.(d)                                         x
 4(b)     Agreement to furnish credit Agreement dated
          October 3, 1985, between Enterprises and
          NBD-Bank (National Bank of Detroit).(e)                         x
 4(c)     Trust Indenture dated September 1, 1987,
          between Enterprises and Centerre Trust Company
          of St. Louis as Trustee.(a)                                     x
 4(d)     Trust Indenture dated December 1, 1987, between
          Enterprises and Centerre Trust Company of
          St. Louis as Trustee.(b)                                        x
 4(e)     Trust Indenture dated December 15, 1988,
          between Enterprises and Boatmen's Trust Company
          as Trustee.(c)                                                  x
 4(f)     Trust Indenture dated April 1, 1992, between
          Enterprises and NBD Bank, N.A. as Trustee.(g)                   x
 4(g)     Note Agreement dated as of June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.                                    x
10        Material Contracts.
10(a)     Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(f)                              x
10(b)     Group A Employment Contract.(h)                                 x
10(c)     Short-Term Incentive Plan.(h)                                   x
11        Statement re computation of per share earnings.    NA           NA
15        Letter re unaudited interim financial
          information.                                       NA           NA
18        Letter re change in accounting principle.          NA           NA
19        Report furnished to security holders.              NA           NA
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consent of Independent Public Accountants.         NA           NA
24        Power of Attorney.                                 NA           NA
27        Financial Data Schedule.                           x
99        Additional exhibits.                               NA           NA

Key to Exhibits Incorporated by Reference
     (a) Filed with Enterprises' Registration Statement, Form S-2, No. 33-18979, filed December 10, 1987.
     (b) Filed with Enterprises' Form 10-K for 1987, dated March 28, 1988, File No. 0-8503.
     (c) Filed with Enterprises' Form 10-K for 1988, dated March 30, 1989, File No. 0-8503.
     (d) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1989, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-Q for the quarter ended September 30, 1990, File No. 0-8503.
     (f) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (g) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (h) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
                                     -16-