Form 10-Q
period 1994-09-30
SOUTHEASTERN MICHIGAN GAS ENTERPRISES INC
filed 1994-11-14
CIK 277158

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1994

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

The number of shares of common stock outstanding as of October 31, 1994, is 11,192,945.

                              INDEX TO FORM 10-Q
                              ------------------

                     For Quarter Ended September 30, 1994

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

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                (Thousands of Dollars Except Per Share Amounts)
                                                                        Three Months Ended      Nine Months Ended
                                                                          September 30,           September 30,
                                                                        ------------------     --------------------
                                                                        1 9 9 4    1 9 9 3     1 9 9 4      1 9 9 3
                                                                        -------    -------     -------      -------
OPERATING REVENUE
  Gas sales                                                             $23,560    $19,378     $145,543    $128,295
  Gas marketing                                                          32,959     16,890      112,134      50,581
  Transportation                                                          2,512      2,554        8,731       8,774
  Other operations                                                        1,422      1,629        4,786       4,967
                                                                        -------    -------     --------    --------
                                                                        $60,453    $40,451     $271,194    $192,617
                                                                        -------    -------     --------    --------
OPERATING EXPENSES
  Cost of gas sold                                                      $15,463    $10,470     $101,586    $ 85,957
  Cost of gas marketed                                                   32,060     16,088      109,042      48,193
  Operation                                                               7,949      7,579       23,074      22,548
  Maintenance                                                             1,150      1,134        3,311       2,966
  Depreciation                                                            2,879      2,848        8,715       9,007
  Income taxes                                                           (1,601)      (32)        3,699       3,434
  Taxes, other than income taxes                                          2,039      2,024        6,432       6,257
                                                                        -------    -------     --------    --------
                                                                        $59,939    $40,111     $255,859    $178,362
                                                                        -------    -------     --------    --------
OPERATING INCOME                                                        $   514    $   340     $ 15,335    $ 14,255
OTHER INCOME (EXPENSE), NET                                                (115)       103           77        (387)
                                                                        -------    -------     --------    --------
INCOME BEFORE INCOME DEDUCTIONS                                         $   399    $   443     $ 15,412    $ 13,868
                                                                        -------    -------     --------    --------
INCOME DEDUCTIONS
  Interest on long-term debt                                            $ 2,570    $ 2,357     $  6,448    $  7,072
  Other interest                                                            224        385        1,086       1,132
  Amortization of debt expense                                              112         84          270         253
  Dividends on preferred stock of subsidiary                                 45         45          133         133
                                                                        -------    -------     --------    --------
                                                                        $ 2,951    $ 2,871     $  7,937    $  8,590
                                                                        -------    -------     --------    --------
NET INCOME (LOSS)                                                       $(2,552)   $(2,428)    $  7,475    $  5,278
  Dividends on convertible preferred stock                                    4          5           13          15
                                                                        -------    -------     --------    --------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK BEFORE
  EXTRAORDINARY ITEM                                                    $(2,556)   $(2,433)    $  7,462    $  5,263
EXTRAORDINARY ITEM-Loss on early extinguishment of debt, net of
  income taxes of $692                                                        0          0        1,286           0
                                                                        -------    -------     --------    --------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK                            $(2,556)   $(2,433)    $  6,176    $  5,263
                                                                        =======    =======     ========    ========
EARNINGS (LOSS) PER SHARE OF COMMON STOCK BEFORE EXTRAORDINARY ITEM     $  (.23)   $  (.24)    $    .68    $    .53
                                                                        =======    =======     ========    ========
EARNINGS (LOSS) PER SHARE OF COMMON STOCK                               $  (.23)   $  (.24)    $    .56    $    .53
                                                                        =======    =======     ========    ========
CASH DIVIDENDS PER SHARE OF COMMON STOCK BASED ON AVERAGE
  SHARES OUTSTANDING                                                    $   .20    $   .19     $    .58    $    .55
                                                                        =======    =======     ========    ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)      11,149     10,038       11,001       9,965
                                                                        =======    =======     ========    ========

The notes to the consolidated financial statements are an integral part of this statement.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET



                                  A S S E T S



                                          (Unaudited)               (Unaudited)
                                           Sept. 30,  December 31,   Sept. 30,
                                             1994         1993         1993
                                           --------     --------     --------
                                                 (Thousands of Dollars)
UTILITY PLANT:
  Plant in Service, at Cost                $283,971     $272,571     $266,676
    Less - Accumulated depreciation          77,673       70,629       69,200
                                           --------     --------     --------
                                           $206,298     $201,942     $197,476
OTHER PROPERTY, net                          15,479       16,357       17,359
                                           --------     --------     --------
                                           $221,777     $218,299     $214,835
                                           --------     --------     --------
CURRENT ASSETS
  Cash and temporary cash investments      $  1,988     $  2,965     $    708
  Accounts receivables, less reserves
    of $893 at September 30, 1994, $1,355
    at December 31, 1993 and $1,085 at
    September 30, 1993                       25,639       31,708       18,205
  Accrued utility revenue                     3,230       17,674        4,646
  Materials and supplies, at average cost     3,363        2,894        3,338
  Gas in underground storage                 43,818       31,146       52,854
  Gas charges, recoverable from customers    11,550       15,970        6,425
  Other current assets                       10,089        9,862        7,548
                                           --------     --------     --------
                                           $ 99,677     $112,219     $ 93,724
                                           --------     --------     --------
DEFERRED CHARGES:
  Unamortized debt expense                 $  6,262     $  5,840     $  4,678
  Deferred gas charges, recoverable
    from customers                              179        1,474          630
  Other                                      14,440       10,454        9,560
                                           --------     --------     --------
                                           $ 20,881     $ 17,768     $ 14,868
                                           --------     --------     --------
                                           $342,335     $348,286     $323,427
                                           ========     ========     ========

The notes to the consolidated financial statements are an integral part of this statement.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET

                   STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                          (Unaudited)               (Unaudited)
                                           Sept. 30,  December 31,   Sept. 30,
                                             1994         1993         1993
                                           --------     --------     --------
                                                 (Thousands of Dollars)
STOCKHOLDERS' INVESTMENT
  Common stock equity
    Common stock - $1 par value;
      20,000,000 shares authorized;
      11,185,305, 9,680,376 and
      9,590,594 shares outstanding,
      respectively                         $ 11,185     $  9,680     $  9,591
    Capital surplus - common stock           82,416       64,212       62,237
    Retained earnings                        13,450       13,691       11,312
    Capital stock expense                    (2,620)      (1,926)      (1,926)
                                           --------     --------     --------
                                           $104,431     $ 85,657     $ 81,214
                                           --------     --------     --------
  Preferred stock equity and surplus -
    Convertible preferred stock -
      $1 par value; 500,000 shares
      authorized; each convertible
      to 4.11 common shares                $      8     $      8     $      8
    Capital surplus                             180          182          182
                                           --------     --------     --------
                                           $    188     $    190     $    190
                                           --------     --------     --------
      Total stockholders' investment       $104,619     $ 85,847     $ 81,404
                                           --------     --------     --------
CUMULATIVE PREFERRED STOCK OF
 SUBSIDIARY -
  $100 par value (redemption price
    $105 per share); 50,000 shares
    authorized issuable in series;
    31,000 shares outstanding              $  3,100     $  3,100     $  3,100
                                           --------     --------     --------
LONG-TERM DEBT                             $104,945     $ 97,884     $101,031
                                           --------     --------     --------
CURRENT LIABILITIES
  Notes payable to banks                   $ 37,450     $ 52,342     $ 51,200
  Current maturities of long-term debt            0       19,138          665
  Accounts payable                           26,209       30,053       24,319
  Customer advance payments                   7,280        6,804        6,878
  Accrued taxes                               1,496          262        4,309
  Accrued interest                            2,154        1,855        1,458
  Accumulated deferred income taxes             135          201          670
  Amounts payable to customers                  557        1,089        2,051
  Other                                       7,327        6,571        5,956
                                           --------     --------     --------
                                           $ 82,608     $118,315     $ 97,506
                                           --------     --------     --------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes        $ 17,046     $ 16,102     $ 14,923
  Unamortized investment tax credit           3,383        3,584        3,651
  Deferred gas costs payable to suppliers       251        1,479          508
  Customer advances for construction          8,353        7,806        8,169
  Other                                      18,030       14,169       13,135
                                           --------     --------     --------
                                           $ 47,063     $ 43,140     $ 40,386
                                           --------     --------     --------
                                           $342,335     $348,286     $323,427
                                           ========     ========     ========

The notes to the consolidated financial statements are an integral part of this statement.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Thousands of Dollars)
                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             -----------------------
                                                                               1994           1993
                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                               $295,424       $222,161
  Cash paid for payrolls and to suppliers                                    (254,714)      (191,801)
  Interest paid                                                                (7,235)        (8,648)
  Income taxes paid                                                            (3,000)        (3,975)
  Taxes other than income taxes paid                                           (4,676)        (4,618)
  Other cash receipts and payments, net                                         1,508          4,066
                                                                             --------       --------
    NET CASH FROM OPERATING ACTIVITIES                                       $ 27,307       $ 17,185
                                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Natural gas distribution property additions                                $(12,873)      $(11,579)
  Interest in other natural gas related property                                  (32)        (1,211)
  Other property additions                                                       (709)          (326)
  Property retirement costs net of proceeds                                      (151)          (236)
                                                                             --------       --------
    NET CASH FROM INVESTING ACTIVITIES                                       $(13,765)      $(13,352)
                                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   $ 19,013       $  3,826
  Net change in notes payable to banks                                        (14,892)        (1,900)
  Issuance of long-term debt                                                   80,000              0
  Repayment of long-term debt                                                 (92,077)          (847)
  Payment of dividends                                                         (6,563)        (5,649)
                                                                             --------       --------
    NET CASH FROM FINANCING ACTIVITIES                                       $(14,519)      $ (4,570)
                                                                             --------       --------
    NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS           $   (977)      $   (737)
                                                                             --------       --------
CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of Period                                                        $  2,965       $  1,445
                                                                             --------       --------
  End of Period                                                              $  1,988       $    708
                                                                             ========       ========
RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
  Net income available for common stock                                      $  6,176       $  5,263
  Adjustments to reconcile net income to net cash
   from operating activity
    Depreciation                                                                8,715          9,007
    Extraordinary item                                                          1,286              0
    Deferred taxes and ITC                                                        150         (1,512)
    Equity (income) loss, net of distributions                                    530          1,391
    Accounts receivable                                                         6,069         14,356
    Accrued utility revenue                                                    14,444         11,885
    Materials and supplies and gas in underground storage                     (13,171)       (23,175)
    Gas charges, recoverable from customers                                     4,420           (736)
    Other current assets                                                         (227)          (231)
    Accounts payable                                                           (3,844)        (1,652)
    Customer advances and amounts payable to customers                            491         (1,617)
    Accrued taxes                                                               1,928            200
    Other, net                                                                    340          4,006
                                                                             --------       --------
    NET CASH FROM OPERATING ACTIVITIES                                       $ 27,307       $ 17,185
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

     This debt was used to redeem higher cost long-term and certain short-term debt currently owed to the Company and, in Southeastern's case, was also used to redeem all of its remaining First Mortgage Bonds.

     At September 30, 1994, the Company had a total of $493,000 in remaining take-or-pay liabilities. These costs are substantially recoverable from ratepayers. The Company does not anticipate additional take-or-pay assessments.

     At September 30, 1994, the Company had $887,000 of remaining direct-billed liabilities related to Federal Energy Regulatory Commission Order 636. The Company does not anticipate any significant additional direct billings. As with take-or-pay costs, these costs are recoverable from ratepayers.


(3)  CAPITALIZATION

Common Stock Equity
- - - - -------------------

     On October 13, 1994, the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.20 per share payable on November 15 to shareholders of record on November 4.

     In August 1994, the Company paid a quarterly cash dividend of $.20 per share to its common shareholders. Of the total cash dividend of $2,224,000, $817,000 was reinvested by shareholders into common stock through participation in the Dividend Reinvestment and Common Stock Purchase Plan (DRIP). This portion of the quarterly dividend and shareholders' optional cash payments of $498,000 resulted in 70,421 new shares issued to existing shareholders during the quarter.

     Earnings per common share, cash dividends per common share and weighted average number of shares outstanding give retroactive effect for all periods presented to the 5% stock dividends in May 1994 and 1993.

Long-Term Debt
- - - - --------------

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


(4)  COMMITMENTS AND CONTINGENCIES

     Guarantees. SEMCO Arkansas Pipeline Company, a wholly-owned subsidiary of SEMCO, has a 32% interest in a partnership which operates the NOARK Pipeline System (NOARK). NOARK is a 302-mile intrastate natural gas pipeline, originating in northwest Arkansas and extending northeast across the state.
The pipeline became operational during the third quarter of 1992.

     The Company, SEMCO Arkansas Pipeline Company and SEMCO have guaranteed 40% of the principal and interest payments on approximately $91,000,000 of debt used to finance the pipeline. Of the total, $60,637,500 is pursuant to a long-term arrangement requiring annual principal payments of approximately $3,150,000 together with interest on the unpaid balance. This arrangement matures in 2009 and has a fixed interest rate of 9.7375%. The remaining debt of $30,000,000 is pursuant to a credit agreement which currently terminates January 1997. Under the terms of the credit agreement, NOARK may request, on an annual basis, a one year extension of the then-effective termination date. At September 30, 1994, NOARK had $29,550,000 outstanding under the agreement with interest payments at a variable interest rate.

     NOARK had entered into an interest rate swap relating to a notional amount of $40,000,000. Pursuant to the swap, NOARK received interest payments at 5% per annum on $40,000,000 and made interest payments on $40,000,000 at a rate equal to six-month LIBOR. The Company had guaranteed 40% of the payments due pursuant to this swap. This swap was terminated in November 1994.

     In December 1993, Vesta Energy Corporation (Vesta), a firm shipper on NOARK, filed a complaint in the Federal District Court for the Northern District of Oklahoma against seven defendants, including NOARK. Vesta sought actual damages on several theories in an aggregate amount exceeding $1,000,000, sought punitive damages in excess of $1,000,000 and sought to rescind its contracts with certain defendants, including its contract with NOARK.

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

     On January 1, 1994, Vesta discontinued shipments of gas pursuant to its contract with NOARK and ceased payment of the demand fee. An affiliate of Southwestern Energy Pipeline Company, a NOARK general partner, which was providing 25,000 Mcf per day of the gas transported by Vesta over the NOARK system, shipped those volumes over the system at the full firm rates from January 1994 through May 1994.

     At this time, the Company estimates the after tax loss from its equity investment in the NOARK system could approximate $1,000,000 for 1994 compared to a loss of $834,000 for 1993. The results for the nine months ended September 30, 1994 include a $773,000 after tax loss from NOARK.

     As these circumstances continue, NOARK's operating cash flows will be insufficient to meet debt service requirements. To meet debt service requirements, NOARK may require an equity contribution or a loan from its partners, draw on its available line of credit, or a combination thereof. In October 1994, the Company contributed $906,000 to NOARK pursuant to the guarantee.

     The Company expects to ultimately recover the remaining cost of its investment in NOARK over the life of the project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     Consolidated net loss available for common shareholders for the quarter ended September 30, 1994 was $2,556,000, or $.23 per share, compared to $2,433,000, or $.24 per share, for the quarter ended September 30, 1993.

     Consolidated net income available for common shareholders before extraordinary item for the nine months ended September 30, 1994 was $7,462,000, or $.68 per share, compared to $5,263,000, or $.53 per share, for nine months ended September 30, 1993. Consolidated net income available for common shareholders for the nine months ended September 30, 1994 was $6,176,000 ($.56 per share) reflecting an extraordinary charge of $1,286,000, net of tax, ($.12 per share) for the early extinguishment of the Company's 9.8% debentures originally due 2014.

     Since the Company's primary business of natural gas distribution depends upon the winter months for the majority of its operating revenue, the Company's results of operations for the three-month and nine-month periods ended September 30, 1994 and 1993 are not indicative of results for a full year. The Company typically experiences a net loss in the third quarter.

     See Note 4 in the notes to the consolidated financial statements for a discussion of commitments and contingencies.

     A comparison of quarterly and year-to-date revenues, margins and system throughput follows on the next page.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)

                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                 September 30,
                                                      -----------------------       -----------------------
                                                      1 9 9 4         1 9 9 3       1 9 9 4         1 9 9 3
                                                      -------         -------       -------         -------
                                                                    (in thousands of dollars)
Operating Revenue
  Gas Sales
    Residential                                       $13,882         $12,100       $ 90,197       $ 79,771
    Commercial                                          7,091           5,284         43,800         38,288
    Industrial                                          2,587           1,994         11,546         10,236
                                                      -------         -------       --------       --------
                                                      $23,560         $19,378       $145,543       $128,295
  Cost of Gas Sold                                     15,463          10,470        101,586         85,957
                                                      -------         -------       --------       --------
    Gross Margin                                      $ 8,097         $ 8,908       $ 43,957       $ 42,338
                                                      =======         =======       ========       ========
  Gas Marketing                                       $32,959         $16,890       $112,134       $ 50,581
  Cost of Gas Marketed                                 32,060          16,088        109,042         48,193
                                                      -------         -------       --------       --------
    Gross Margin                                      $   899         $   802       $  3,092       $  2,388
                                                      =======         =======       ========       ========
  Transportation                                      $ 2,512         $ 2,554       $  8,731       $  8,774
                                                      =======         =======       ========       ========
  Other Revenues                                      $ 1,422         $ 1,629       $  4,786       $  4,967
                                                      =======         =======       ========       ========
                                                                   (in millions of cubic feet)
  Gas Volumes
    Gas Sales
      Residential                                       1,608           1,784        16,866          15,692
      Commercial                                          960           1,005         8,815           8,320
      Industrial                                          386             450         2,473           2,417
                                                      -------         -------      --------        --------
                                                        2,954           3,239        28,154          26,429
                                                      =======         =======      ========        ========
    Gas Marketing                                      18,243           8,192        52,398          23,358
                                                      =======         =======      ========        ========
    Gas Transported                                     4,284           4,107        14,998          13,963
                                                      =======         =======      ========        ========

    Degree Days - Actual                                  197             267         4,829           4,610

    Gas Sales Customers - Average                     214,974         209,448       215,321         209,685

Quarter Results
- - - - ---------------

     Gas sales margin decreased $811,000, or 9%, for the quarter ended September 30, 1994 compared to the same period in 1993. The decrease was due primarily to warmer weather and the impact of the annual reconciliation of gas purchased to gas sold. This annual reconciliation is performed during the lowest gas sendout period, which is the third quarter, and can be significant in relation to third quarter gas sales margin.

     In the third quarter of 1994, gas volumes marketed increased by 123% over the third quarter of 1993, while gas marketing margin per unit decreased by 50%. This contributed to a $97,000, or 12%, increase in gross margin from gas marketing.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     The decrease in per-unit margin is due to the expiration of several high-margin contracts which were outstanding in 1993, and increased competition fostered by Order 636.

     While marketing volumes have substantially increased over the same period in 1993, SEMCO's future marketing volumes and margins are subject to significant competitive factors. In addition to fluctuations caused by the price of alternate fuels and seasonal patterns, competition within the industry is likely to increase as companies continue to adapt to the post-Order 636 environment.

     Income taxes decreased $1,569,000 during the third quarter of 1994 compared to 1993. The decrease primarily resulted from the cumulative effect of the increase in statutory tax rate from 34% to 35% in the third quarter of 1993, a higher annual expense for income taxes in 1993 caused principally by adjustments to prior years taxes provided and the impact of a higher pretax loss in the third quarter of 1994 compared to 1993.

     In the third quarter of 1994, interest on long-term debt increased $213,000 over the third quarter of 1993. The increase was due primarily to the timing of long-term debt refinancing activities. Other interest decreased by $161,000 from 1993 as notes payable to banks were reduced until the refinancings were complete (see Note 3 in the notes to the consolidated financial statements for further discussion of the refinancing).

Year-to-Date Results
- - - - --------------------

     Gross margin on gas sales for the nine-month period ended September 30, 1994, increased $1,619,000 over the same period last year primarily due to the impact of colder temperatures on volumes sold in the first quarter of this year compared to last year and the impact of customer additions. Temperatures in the first quarter of 1994 were approximately 10% colder than the same period last year. In addition, the average number of customers served year-to-date 1994 increased from 1993 by over 5,600.

     Year-to-date 1994, gross margin from gas marketing increased $704,000, or 29.4%, over 1993 as gas marketing volumes increased by 124.3%. As noted above, Order 636 has increased the demand for the expanded gas marketing services provided by SEMCO.

     Interest on long-term debt decreased by $624,000 in the first nine months of 1994, compared to the same period in 1993, primarily due to the temporary use of short-term borrowings to fund the February 1994 redemption of the Company's 10% debentures until new debt was issued in June 1994.

Liquidity and Capital Resources
- - - - -------------------------------

     Cash flows from operating activities were $27,307,000 for the nine months ended September 30, 1994. The most significant source of funds was the billing and collection of accrued utility revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Financing activities used $14,519,000 in funds during the nine months ended September 30, 1994. The Company received $19,013,000 through the February 1994 sale of 747,500 shares of common stock and additional common stock sales through the DRIP. The Company also received $80,000,000 through the June 1994 issuance of $55,000,000, 8.00% Senior Notes and $25,000,000,
8.32% Senior Notes. The Company used the proceeds of these financings to reduce notes payable to banks by $14,891,000 and $92,062,000 to redeem the following long-term debt instruments:

               10.0% Debentures due 2007             $21,169,000
               10.0% Debentures due 2008              12,528,000
               Variable rate term loan due 1997       20,000,000
               9.8% Debentures due 2014               28,720,000
               First Mortgage Bonds of Southeastern
                    Michigan Gas Company               9,645,000
                                                     -----------
                                                     $92,062,000
                                                     ===========

     Cash flows used for investing activities were $13,765,000. The following table identifies capital expenditures by line of business for the nine months ended September 30, 1994 and 1993 (in thousands of dollars):

                                                           1994         1993
                                                         -------      -------
Natural Gas Distribution, net of capitalized payroll     $12,873      $11,579
Transmission, Gathering and Storage                           32        1,211
Other                                                        709          326
                                                         -------      -------
                                                         $13,614      $13,116
                                                         =======      =======

     The $12,873,000 expended for natural gas distribution was primarily for installation of services and mains for new customers and the normal replacement of distribution services and mains. Transmission, gathering and storage capital expenditures were decreased in 1994 compared to 1993 with the completion of the Litchfield Lateral project during the first quarter of 1993.

     The Company anticipates spending approximately $7,000,000 for capital items during the remainder of 1994. These estimated amounts will primarily relate to customer additions and system replacement in the gas distribution operations.

Future Financing Sources
- - - - ------------------------

     The Company's operating cash flow needs, dividend payments and capital expenditures for the balance of 1994 are expected to be generated primarily through operating activities, short-term borrowings and cash from the DRIP.

     At September 30, 1994, the Company had $37,450,000 in unused lines of credit.

     See Note 4 in the notes to the consolidated financial statements for a discussion of commitments and contingencies.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          See Note 4 of "Notes to the Consolidated Financial Statements" for a discussion regarding litigation involving the NOARK Pipeline System.


Item 2.   Changes in Securities.

          Retained earnings were available for payment of dividends on preferred and common stock at September 30, 1994, as follows:

          Total Retained Earnings - $13,450,000

          Amount Available for Payment of Dividends - $13,450,000

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits - (See page 16 for the Exhibit Index.)

          --Agreement to furnish Credit agreement dated October 3, 1985, as amended, between Enterprises and NBD Bank (National Bank of Detroit).
          --Trust Indenture dated April 1, 1992, between Enterprises and NBD
               Bank, N.A. as Trustee.
          --Note Agreement dated as of June 1, 1994, relating to issuance of
               $80,000,000 of long-term debt.
          --Guaranty Agreement dated October 10, 1991, relating to financing of
               NOARK.
          --Group A Employment Contract.
          --Short-Term Incentive Plan.
          --Deferred Compensation and Phantom Stock Purchase Agreement (for outside directors only).

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the third quarter of 1994.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                                               (Registrant)



Dated:  November 14, 1994
                                 By:  Marcia M. Chmielewski
                                      -----------------------------------------
                                      Marcia M. Chmielewski, Vice President and
                                      Principal Accounting and Financial
                                      Officer

                                 EXHIBIT INDEX
                                   Form 10-Q
                              Third Quarter 1994
                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
- - - - -------             -----------                           --------    ---------
 2        Plan of Acquisition, etc.                          NA           NA
 4(a)     Agreement to furnish credit Agreement dated
          October 3, 1985, between Enterprises and
          NBD-Bank (National Bank of Detroit).(a)                         x
 4(b)     Trust Indenture dated April 1, 1992, between
          Enterprises and NBD Bank, N.A. as Trustee.(c)                   x
 4(c)     Note Agreement dated as of June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(e)                                              x
10        Material Contracts.
10(a)     Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(b)                              x
10(b)     Group A Employment Contract.(d)                                 x
10(c)     Short-Term Incentive Plan.(d)                                   x
10(d)     Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).                                   x
11        Statement re computation of per share earnings.    NA           NA
15        Letter re unaudited interim financial
          information.                                       NA           NA
18        Letter re change in accounting principle.          NA           NA
19        Report furnished to security holders.              NA           NA
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consents of experts and counsel.                   NA           NA
24        Power of Attorney.                                 NA           NA
27        Financial Data Schedule.                           x
99        Additional exhibits.                               NA           NA

Key to Exhibits Incorporated by Reference
     (a) Filed with Enterprises' Form 10-Q for the quarter ended September 30, 1990, File No. 0-8503.
     (b) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (c) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (d) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.