Form 10-K
SOUTHEASTERN MICHIGAN GAS ENTERPRISES INC
filed 1995-03-30
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended December 31, 1994

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock, $1 Par Value) held by non-affiliates is computed at $199,749,331 based on 10,306,983 shares held by non--affiliates as of February 24, 1995 at the average of the bid and ask prices on the closest trading date for such stock of $19.00 and $19.75, respectively, as quoted on the National Association of Securities Dealers Automated Quotation National Market System (NASDAQ/NMS) (which prices may not represent actual transactions).

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of February 24, 1995: 11,336,000 shares of Common Stock, $1 Par Value.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 18, 1995 Annual Meeting of Shareholders are incorporated by reference herein in response to Part III.

                       T A B L E   O F   C O N T E N T S
                                                                        PAGE
CONTENTS                                                               NUMBER
PART I

ITEM 1.        BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .   1

ITEM 2.        PROPERTIES . . . . . . . . . . . . . . . . . . . . . . .   4

ITEM 3.        LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . .   8

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . .   8


PART II

ITEM 5.        MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
               COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . . . . .   9

ITEM 6.        SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . .  10

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . .  11

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . .  20

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . .  40


PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . .  41

ITEM 11.       EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .  41

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .  41

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .  41


PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . .  42

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  45

                                   GLOSSARY


Bcf  . . . . . . . . . . A measure of natural gas volumes equivalent to one billion cubic feet

Degree Day . . . . . . . A measure of coldness computed by the number of degrees the average daily temperature falls below 65 degrees Fahrenheit

DRIP . . . . . . . . . . Dividend Reinvestment and Common Stock Purchase Plan

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

NGV  . . . . . . . . . . Natural gas vehicle

Normal Degree Days . . . An average of degree days over the last 10 years

NYMEX  . . . . . . . . . New York Mercantile Exchange

SFAS . . . . . . . . . . Statement of Financial Accounting Standards

                                    PART I



ITEM 1.   BUSINESS


THE COMPANY

     Southeastern Michigan Gas Enterprises, Inc. (the Company) was formed as a holding company in 1977 and has four direct subsidiaries. The Company provides professional and technical services to the consolidated group in the areas of finance, accounting, tax, risk management, legal, human resources, and information systems. The Company and its subsidiaries employ approximately 540 persons throughout the state of Michigan.

     Southeastern Michigan Gas Company (Southeastern), Battle Creek Gas Company (Battle Creek) and Michigan Gas Company (Michigan Gas) (collectively, the utility subsidiaries) purchase, distribute and transport natural gas to 220,000 customers in twenty-three counties in the lower and upper peninsulas of Michigan. These operations generate approximately 90% of consolidated income. Set forth in the table below is sales and transportation information for the past three years:

                                       1994            1993            1992
                                  --------------  --------------  --------------
                                              (Dollars in thousands)
Gas sales revenue:
  Residential..................   $121,066   62%  $122,216   61%  $110,173   62%
  Commercial...................     59,413   30     61,379   31     53,770   30
  Industrial...................     15,481    8     16,049    8     14,953    8
                                  --------  ---   --------  ---   --------  ---
    Total gas sales revenue....   $195,960  100%  $199,644  100%  $178,896  100%
                                  ========  ===   ========  ===   ========  ===
Gas transportation revenue.....   $ 11,999        $ 11,968        $ 11,918
                                  ========        ========        ========

Throughput volumes (MMcf):
Gas sales volumes:
  Residential..................     23,437   59%    23,302   59%    22,352   59%
  Commercial...................     12,469   32     12,608   32     11,890   32
  Industrial...................      3,464    9      3,500    9      3,513    9
                                    ------  ---     ------  ---     ------  ---
    Total gas sales volumes....     39,370  100%    39,410  100%    37,755  100%
                                    ======  ===     ======  ===     ======  ===
Gas transportation volumes.....     21,293          19,073          22,147
                                    ======          ======          ======

     Residential and commercial gas sales customers use natural gas primarily for space heating purposes. Consequently, weather has a significant impact on sales to these customers. For the same reason, the Company's operations are seasonal with most gas sales revenue being earned in the first and fourth quarters.

     In the industrial markets, the utility subsidiaries principally provide natural gas transportation service. Many larger volume users purchase their own gas supply and rely on the utilities for transportation service. In addition to transportation, the utilities also provide natural gas storage, backup supply and balancing services. Industrial sales and transportation revenues are primarily dependent upon the comparative cost of alternate fuels, economic conditions and government policies.

     Other utility operations include the sale of natural gas-fired equipment, including heating units, home appliances and NGV equipment. In addition to sales, the utilities offer financing, installation, service and repair options.

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


     SEMCO Energy Services, Inc. (SEMCO) is a diversified company with operations and investments in many segments of the natural gas industry. SEMCO's principal operating activity is natural gas marketing. SEMCO markets gas to approximately 150 customers located in several states. Its customers include industrial, commercial and municipal natural gas users, natural gas distribution companies and other marketers.

     SEMCO purchases and markets natural gas to customers on a month-to-month basis and under long-term agreements. SEMCO also arranges for transportation of gas supplies to the customers' premises, offers storage capacity, contract administration and a variety of risk management services.

     SEMCO's activities also include operations and interests in natural gas transmission and gathering systems and an underground gas storage system.

     SEMCO, through its subsidiaries Southeastern Development Company and Southeastern Financial Services, Inc., also manages the leasing of motor vehicles and data processing equipment to companies in the consolidated group and oversees the real estate operations of the Company. SEMCO has no plans to expand its real estate operations.

     Set forth below are SEMCO's gas marketing revenues, cost of gas marketed, volumes, average number of customers and earnings (loss) from equity investments for the past three years:

                                             1994        1993       1992
                                             ----        ----       ----
                                                (Dollars in thousands)
     Natural gas marketing operations:
       Gas marketing revenues............  $158,284    $70,991    $54,595
       Cost of gas marketed..............   153,973     67,474     52,347
                                           --------    -------    -------
         Gross margin....................  $  4,311    $ 3,517    $ 2,248
                                           ========    =======    =======

       Gas volumes marketed (MMcf).......    78,082     31,501     29,637
       Average number of customers.......       137        156        161
     Earnings (loss) from equity
       investments.......................  $   (437)   $   (23)   $   478

     SEMCO's gas marketing margins and volumes are sensitive to the comparative costs of alternate fuels, seasonal patterns and competition within the gas marketing industry. With the implementation of FERC Order 636, the gas marketing industry is facing increased competition, but is also pursuing increased opportunities. See "Management's Discussion and Analysis" for further discussion relating to Order 636.


     Gas Supply. The service territories of the utility subsidiaries are served by four major interstate pipelines: Panhandle Eastern Pipe Line Company, Northern Natural Gas Company, Great Lakes Gas Transmission Company and ANR Pipeline Company.

     During 1994, the utility subsidiaries purchased 70% of their natural gas volumes from firm suppliers and 28% from the spot market. Nearly 40% of the firm supply volumes were purchased under fixed-price contracts, while the other 60% were purchased under contracts indexed to the spot market. Less than 2% of 1994 gas purchases were from interstate pipelines and intrastate suppliers.

     Natural gas purchases are transported to the utility subsidiaries' systems under various firm and interruptible transportation arrangements with interstate and intrastate transmission companies.

     The utility subsidiaries utilize on-system and leased storage capacity of approximately 40% of annual gas sales volumes to reduce their reliance on the interstate pipelines for peak day needs and allow for the purchase of natural gas at lower prices.

     The utility subsidiaries own underground storage facilities with a working capacity of 5.0 Bcf. In addition, they lease 6.5 Bcf of storage from Eaton Rapids Gas Storage System and 4.0 Bcf from non-affiliates. SEMCO Gas Storage Company (an affiliated company) is a 50% owner of Eaton Rapids Gas Storage System.

     SEMCO obtains its gas supply from various production sources, primarily located in Louisiana, Oklahoma and Michigan. SEMCO generally contracts for gas supply on a monthly basis, however, it does enter into some long-term gas purchasing arrangements. See Note 6 of "Notes to the Consolidated Financial Statements" for a description of SEMCO's hedging activities as they relate to SEMCO's gas supply strategy.


     New Business. Since 1987 the utility subsidiaries have added approximately 5,000 gas sales customers per year. Customer additions have been primarily residential and commercial.

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

     In 1992, the MPSC issued a generic order addressing the accounting for the cost of postretirement benefits other than pensions. Pursuant to this order, the utility subsidiaries plan to file rate cases before 1996 in order to recover certain expenses related to this change in accounting treatment. Any relief granted will be based on all elements of cost of service. See Note 7 of "Notes to the Consolidated Financial Statements" for further discussion.


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

     SEMCO's natural gas marketing operations compete with other marketing firms on the basis of price, the ability to arrange suitable transportation to the customer's premises and the ability to provide related services such as pipeline nominations and balancing.

     FERC Order 636 has increased competition in the natural gas industry as pipelines unbundled their services and instead offer separate service for gas transportation, storage and gathering. See "Management's Discussion and Analysis" for a further discussion of Order 636.



ITEM 2.   PROPERTIES

     The properties of the Company consist of the Common Stock of Southeastern, Michigan Gas, Battle Creek, SEMCO, and leasehold improvements and office equipment.


SOUTHEASTERN MICHIGAN GAS COMPANY

     Southeastern owns gas supply systems which, on December 31, 1994, included approximately 112 miles of transmission pipelines and 1,798 miles of distribution pipelines. The pipelines are located in southeastern Michigan (centered in and around the City of Port Huron) and south-central Michigan (centered in and around the City of Albion).

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

     Southeastern's underground storage system consists of six salt caverns and a depleted gas field, located in St. Clair County, Michigan, together with measuring, compressor and transmission facilities. The aggregate working capacity of the system is approximately 3.4 Bcf, with a capacity to deliver
85 MMcf on a peak day.

     Southeastern also owns meters and service lines, gas regulating and metering stations, garages, warehouses and other buildings necessary and useful in conducting its business. Southeastern leases its computer and transportation equipment.


BATTLE CREEK GAS COMPANY

     Battle Creek owns gas supply systems which, on December 31, 1994, included approximately 27 miles of transmission pipelines and 624 miles of distribution pipelines. The pipelines are located in southwestern Michigan (centered in and around the City of Battle Creek, Michigan).

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

     Battle Creek owns and operates underground gas storage facilities in a depleted salt cavern and two depleted gas fields. The aggregate working capacity of the storage system is approximately 1.6 Bcf.

     Battle Creek also owns meters and service lines, gas regulating and metering stations, garages, warehouses and other buildings necessary and useful in conducting its business. Battle Creek leases its computer and transportation equipment.


MICHIGAN GAS COMPANY

     Michigan Gas owns gas supply systems located in the southwest portion of Michigan's lower peninsula and the central and western areas of Michigan's upper peninsula. The systems include 2,019 miles of distribution pipeline, meters, service lines, gas regulating and metering stations, garages, warehouses, and other buildings necessary and useful in conducting its business. Michigan Gas leases its computer equipment, transportation equipment, and certain buildings.

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

     Set forth in the following table are the equity investments of SEMCO and its affiliates, the total non-current asset balance of each entity, and SEMCO's ownership percentage and equity investment at December 31, 1994:

                                            Total        SEMCO's       SEMCO's
                                         Non-current     Percent       Equity
                                            Assets      Ownership    Investment
                                         -----------    ---------    ----------
                                                 (Dollars in thousands)
  NOARK Pipeline System.................   $100,662        32%         $3,168
  NOARK Gas Services, L.P...............         91        40             (45)
  Eaton Rapids Gas Storage System.......     27,624        50           4,717
  Nimrod Natural Gas Corporation........      4,209        11             409
  Nimrod Limited Partnership............      1,486        29             347
  Michigan Intrastate Pipeline System...      5,754        50             736
  Michigan Intrastate Lateral System....        704        50             422
                                           --------                    ------
                                           $140,530                    $9,754
                                           ========                    ======

     SEMCO Arkansas Pipeline Company (a wholly-owned subsidiary of SEMCO) is a 32% general partner in the NOARK Pipeline System. The partnership operates a 302-mile pipeline crossing northern Arkansas which completed its first year of service in 1993. The pipeline provides area producers access to interstate and intrastate pipelines. See Note 8 of the "Notes to the Consolidated Financial Statements" for a discussion of commitments made relating to this project.

     SEMCO Gas Storage Company (a wholly-owned subsidiary of SEMCO) owns a 50% equity interest in the Eaton Rapids Gas Storage System. This system, located near Eaton Rapids, Michigan, became operational in March 1990 and consists of approximately 12.8 Bcf of underground storage capacity. Of the total, 12 Bcf is leased under long-term contracts and 7.3 Bcf is leased by the Company's subsidiaries.

     SEMCO Pipeline Company (SEMCO Pipeline) (a wholly-owned subsidiary of SEMCO) is an 11% owner of Nimrod Natural Gas Corporation (Nimrod) of Tulsa, Oklahoma. Nimrod engages in the installation or purchase and operation of natural gas gathering systems. These systems purchase, collect and re-sell wellhead natural gas delivering it to major transportation pipelines for redelivery to customers.

     SEMCO Pipeline also owns 50% of the Michigan Intrastate Pipeline System and the Michigan Intrastate Lateral System partnerships. The sole purpose of these partnerships is to hold a 10% ownership of the Saginaw Bay Pipeline Project, a 126-mile pipeline from Michigan's Saginaw Bay area to processing plants in Kalkaska, Michigan.

     The following table sets forth the operations wholly or partially owned by SEMCO and its affiliates, the total net property of the project, and SEMCO's ownership percentage and net property at December 31, 1994:

                                             Total      SEMCO's       SEMCO's
                                              Net       Percent         Net
                                            Property   Ownership     Property
                                            --------   ---------     --------
                                                 (Dollars in thousands)
  Litchfield Lateral......................  $11,373        33%        $ 3,753
  Greenwood Pipeline......................    7,166       100           7,166
  Iosco-Reno System.......................    4,170        40           1,668
  Eaton Rapids Pipeline...................    1,299       100           1,299
  Production Gathering Systems and
    Oil and Gas Properties................      267       100             267
                                            -------                   -------
                                            $24,275                   $14,153
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

     SEMCO Pipeline is a 40% owner of the Iosco County Pipeline and Reno Gas Processing Plant (Iosco-Reno System), which was placed in service in March 1992. The Iosco-Reno System gathers and processes wet gas in the Au Gres and Santiago fields located in mid-Michigan for delivery to the processing plant and ultimate delivery to the gas markets.

     SEMCO Pipeline completed the 7.1-mile Eaton Rapids Pipeline in 1990, providing direct delivery of gas from the Eaton Rapids Gas Storage System to Battle Creek and Southeastern's Albion division.

     Other properties of SEMCO consist of vehicles and data processing equipment primarily leased to affiliates, real property and related improvements held for resale, office properties leased to affiliates and third parties, and its equity investment in the Dunn/SECO cogeneration venture.
These other properties total $4.9 million or 2.1% of consolidated utility plant and other property, net.

ITEM 3.   LEGAL PROCEEDINGS


     Refer to Note 8 of "Notes to the Consolidated Financial Statements" for information regarding a lawsuit involving several parties including the NOARK Pipeline System and SEMCO Arkansas Pipeline Company.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None.

                                    PART II



ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


COMMON STOCK DATA

     The common stock of the Company is traded on The Nasdaq Stock Market under the symbol "SMGS." The table below shows high and low closing bid prices of the Company's common stock in the over-the-counter market as reported by the Detroit Free Press and quoted on NASDAQ/NMS, adjusted to reflect the 5% stock dividends in May 1994 and 1993. These quotations reflect dealer prices, without brokerage commission, and may not necessarily represent actual transactions.

                                    Quarters
                    ------------------------------------------
                     1st         2nd         3rd         4th
                    ------      ------      ------      ------
     1994
       High         21          18 1/4      19          18 3/4
       Low          17 1/8      17 1/8      18 1/4      17 3/4
     1993
       High         18 1/8      20 1/4      22 3/8      23 5/8
       Low          16 1/2      18 1/8      19          20 1/4

     See the cover page for a recent stock price and the number of shares outstanding.

     See "Selected Financial Data" below for the number of shareholders at year end for the past five years.



DIVIDENDS

     See Notes 4 and 10 of "Notes to the Consolidated Financial Statements" and "Selected Financial Data."

ITEM 6.   SELECTED FINANCIAL DATA

Years Ended December 31,                 1994            1993            1992            1991            1990
                                       --------        --------        --------        --------        --------
                                                  (thousands of dollars, except per share amounts)
Income Statement Data
 Operating Revenue.................... $372,430        $288,963        $251,526        $231,522        $228,339
                                       --------        --------        --------        --------        --------
 Operating Expenses
  Cost of Gas Sold.................... $135,669        $139,051        $121,643        $111,005        $110,705
  Cost of Gas Marketed................  153,973          67,474          52,347          46,237          47,703
  Operations..........................   31,055          30,243          29,426          29,614          30,178
  Maintenance.........................    4,503           4,253           4,164           3,811           3,971
  Depreciation........................   11,549          12,468          12,344          12,138          10,729
  Income Taxes........................    5,204           5,598           3,899           3,360           1,951
  Taxes Other Than Income Taxes.......    8,186           8,446           7,729           7,193           6,798
                                       --------        --------        --------        --------        --------
                                       $350,139        $267,533        $231,552        $213,358        $212,035
                                       --------        --------        --------        --------        --------
 Operating Income..................... $ 22,291        $ 21,430        $ 19,974        $ 18,164        $ 16,304
 Other Income (Expense), Net..........   (1,328)<F4>       (136)<F4>       (339)<F4>        570           1,270
                                       --------        --------        --------        --------        --------
 Income Before Interest............... $ 20,963        $ 21,294        $ 19,635        $ 18,734        $ 17,574
 Interest.............................   10,775          11,534          11,126          11,233          11,345
 Dividends on Preferred Stock
  of Subsidiary.......................      178             178             178             178             178
                                       --------        --------        --------        --------        --------
 Net Income........................... $ 10,010        $  9,582        $  8,331        $  7,323        $  6,051
 Dividends on Convertible
  Preferred Stock.....................       18              19              21              22              24
                                       --------        --------        --------        --------        --------
 Net Income Available for
  Common Stock........................ $  9,992        $  9,563        $  8,310        $  7,301        $  6,027
 Common Dividends.....................    8,656           7,419           6,875           6,385           5,940
                                       --------        --------        --------        --------        --------
 Earnings Reinvested in the Business.. $  1,336        $  2,144        $  1,435        $    916        $     87
                                       ========        ========        ========        ========        ========
Common Stock Data
 Average Shares Outstanding(000)<F1>..   11,057          10,000           9,736           9,489           9,265
 Earnings Per Share<F1>............... $    .90 <F4>   $    .96 <F4>   $    .85 <F4>   $    .77        $    .65
 Dividends Paid Per Share<F1>......... $    .78        $    .74        $    .71        $    .67        $    .64
 Dividend Payout Ratio................     86.6%           77.6%           82.7%           87.5%           98.6%
 Book Value Per Share<F1><F2>......... $   9.54        $   8.43        $   7.84        $   7.37        $   7.00
 Market Value Per Share<F1><F2><F3>... $  18.00        $  20.95        $  17.24        $  13.18        $  11.53
 Number of Common Shareholders........    8,149           7,261           6,892           6,594           6,369
 Price To Earnings Ratio<F2><F3>......     20.0            21.9            20.2            17.1            17.7

Balance Sheet Data<F2>
 Total Assets......................... $371,698        $348,813        $319,548        $294,933        $278,018
                                       ========        ========        ========        ========        ========
 Capitalization
  Long-Term Debt<F5>.................. $104,910        $117,022        $102,728        $ 95,656        $ 99,040
  Preferred Stock.....................    3,288           3,290           3,320           3,332           3,350
  Common Equity.......................  107,379          85,657          77,353          70,758          65,608
                                       --------        --------        --------        --------        --------
                                       $215,577        $205,969        $183,401        $169,746        $167,998
                                       ========        ========        ========        ========        ========
Financial Ratios
 Capitalization
  Long-Term Debt<F5>..................     48.7%           56.8%           56.0%           56.4%           59.0%
  Preferred Stock.....................      1.5%            1.6%            1.8%            2.0%            2.0%
  Common Equity.......................     49.8%           41.6%           42.2%           41.6%           39.0%
                                       --------        --------        --------        --------        --------
                                          100.0%          100.0%          100.0%          100.0%          100.0%
                                       ========        ========        ========        ========        ========
Return on Average Common Equity.......      9.5%           11.6%           11.1%           10.6%            9.4%
                                       ========        ========        ========        ========        ========

<F1>
Adjusted to give effect to 5 percent stock dividends in May 1994, 1993, 1992, 1991 and 1990.
<F2>
Year end.
<F3>
Based on NASDAQ closing bid price.
<F4>
Includes $1,286 (net of tax) or $.12 per share, $177 (net of tax) or $.01 per share and $901 (net of tax)
or $.10 per share in 1994, 1993 and 1992, respectively, attributable to an extraordinary item-loss on early extinguishment of debt.
<F5>
Includes current maturities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Income
     Net income available for common stock before extraordinary item was $11.3 million ($1.02 per share) for the year ended December 31, 1994. This represented an increase of $1.6 million over the $9.7 million ($.97 per share) net income available for common stock before extraordinary item for the year ended December 31, 1993.
     The Company recorded extraordinary charges for 1994 and 1993 of $1.3 million ($.12 per share) and $177,000 ($.01 per share), respectively, for the early extinguishment of debt.
     The increase in net income before extraordinary items primarily reflects improved results from the Company's natural gas marketing operations, the interest savings generated by the Company's refinancing of certain higher rate debt and lower depletion charges in 1994 related to the Company's remaining oil and gas operations. These earnings were partially offset by an increase in the loss from the investment in the NOARK Pipeline System and a decrease in total gross margin generated by the Company's natural gas distribution operations. The change in per share amounts also reflects the impact of the sale of 747,500 new common shares in January 1994 and the sale of 307,000 shares through the DRIP.
     For 1993, net income available for common before extraordinary item increased $529,000 from $9.2 million ($.95 per share) in 1992 to $9.7 million ($.97 per share). The improvement in net income before extraordinary item was primarily due to increased earnings from the Company's natural gas distribution operations. Colder weather and customer additions resulted in a 4.4% increase in natural gas volumes sold.
     Earnings from natural gas marketing, gas transmission and gas gathering operations also increased in 1993 compared to 1992. Natural gas volumes marketed increased 6.3% over 1992 levels along with higher per unit marketing margins. In addition, gas transmission and gathering projects, other than NOARK, placed in service during recent years realized throughput closer to capacity. These earnings offset a loss in 1993 from the Company's investment in the NOARK Pipeline System, which began operations in September 1992, and higher charges related to the Company's remaining oil and gas exploration and production operations.

Operating Revenues and Gross Margin
     Natural Gas Distribution. The Company's natural gas distribution business involves the operations of Southeastern, Battle Creek and Michigan Gas. These companies generate revenue mainly through the sale and transportation of natural gas. The following table compares sales and transportation information for the last three years:

                                             1994         1993         1992
                                           --------     --------     --------
                                                (in thousands of dollars)
Revenues
Gas sales revenues:
  Residential............................  $121,066     $122,216     $110,173
  Commercial.............................    59,413       61,379       53,770
  Industrial.............................    15,481       16,049       14,953
                                           --------     --------     --------
    Total gas sales revenue..............  $195,960     $199,644     $178,896
  Cost of gas sold.......................   135,669      139,051      121,643
                                           --------     --------     --------
    Gross margin.........................  $ 60,291     $ 60,593     $ 57,253
Gas transportation revenue...............    11,999       11,968       11,918
                                           --------     --------     --------
    Total sales margin and
      transportation revenue.............  $ 72,290     $ 72,561     $ 69,171
                                           ========     ========     ========

                                              1994         1993         1992
                                             ------       ------       ------
                                                         (in MMcf)
Throughput volumes
Gas sales volumes:
  Residential............................    23,437       23,302       22,352
  Commercial.............................    12,469       12,608       11,890
  Industrial.............................     3,464        3,500        3,513
                                             ------       ------       ------
    Total gas sales volumes..............    39,370       39,410       37,755
Gas transportation volumes...............    21,293       19,073       22,147
                                             ------       ------       ------
    Total throughput.....................    60,663       58,483       59,902
                                             ======       ======       ======
Degree Days
  Actual.................................     6,861        7,053        6,882
  Percent of normal......................     102.4%       105.0%       102.2%

Average number of gas sales customers....   216,082      210,522      204,839

     Natural gas sales volumes and gross margin from gas sales decreased
40 MMcf and $302,000, respectively, for 1994 compared to 1993. The addition of an average of 5,560 new gas sales customers in 1994, a 2.6% increase, helped reduce the impact of warmer temperatures on natural gas usage by the weather-sensitive residential and commercial customers. Temperatures during 1994 were 2.7% warmer than 1993 and 2.4% colder than normal.
     For 1993, compared to 1992, gas sales volumes and margin increased
1,655 MMcf and $3.3 million, respectively. Temperatures during 1993 were 2.5% colder than 1992 and 5% colder than normal. In addition, the average number of gas sales customers increased by 5,683 in 1993 compared to 1992, an increase of 2.8%.
     Transportation volumes increased 2,220 MMcf in 1994 from 1993 while transportation revenues increased slightly. The increase in volumes relative to revenues reflects the pressure of competition on transportation margins and the impact of additional volumes transported by certain lower margin customers, including coal-displacement customers, in 1994 compared to 1993. Coal-displacement volumes are sensitive to natural gas prices relative to coal and are priced at lower margins.
     For 1993 compared to 1992, transportation volumes decreased 3,074 MMcf while revenues increased slightly. Due to the relative prices of coal and natural gas during 1993, the Company did not benefit from any coal-displacement volumes. In 1992, however, the Company transported significant coal-displacement transportation volumes.
     Natural Gas Marketing. Total marketing margin increased to $4.3 million in 1994, or 23%, from $3.5 million in 1993. Volumes marketed increased to 78,082 MMcf in 1994, or 148%, from 31,501 MMcf in 1993. The increase in gas marketing volumes in 1994 compared to 1993 is primarily attributable to the 1993 implementation of the FERC Order 636 (Order 636). With interstate pipelines no longer able to sell "bundled" natural gas sales services with gathering, transportation and storage services, the demand for natural gas marketing and related services has increased. SEMCO has responded to this increased demand with new gas marketing services and more aggressive marketing efforts. The decrease in per unit marketing margins in 1994 compared to 1993 is due to the expiration of several high-margin contracts which were outstanding in 1993 and increased competition fostered by Order 636.

     For 1993 compared to 1992, total marketing margin increased $1.3 million from $2.2 million while volumes marketed increased 1,864 MMcf from 29,637
MMcf. Generally, the price of alternate fuels, seasonal patterns and competition in the industry contribute to the fluctuation in margins per unit of gas marketed and the volumes marketed. In addition, the increased volumes reflected SEMCO's emphasis on an expanded level of marketing-related services coincident with Order 636 and an increase in marketing staff.
     While marketing volumes and total margin have substantially increased in recent years, SEMCO's future marketing volumes and margins are subject to significant competitive factors. In addition to fluctuations caused by the price of alternate fuels and seasonal patterns, competition within the industry is likely to increase as companies continue to adapt to the post-Order 636 environment.
     Other Operating Revenues. Other operating revenues consist principally of the revenues generated by natural gas transmission and gathering activities, miscellaneous utility operations and a natural gas cogeneration project. Also included in other operating revenues are revenues generated by oil and gas exploration and production, equipment leasing and real estate development.
     Other operating revenues totalled $6.2 million, $6.4 million and $6.1 million in 1994, 1993 and 1992, respectively. The change in other operating revenues reflects increases resulting from SEMCO's interest in the operations of various natural gas transmission and gathering projects placed in service in recent years and decreases resulting from the Company's declining involvement in equipment leasing, real estate development and oil and gas activities since 1991.

Operating Expenses and Income Deductions
     Operations expense increased $812,000, or 2.7%, in 1994 compared to 1993. Of the increase, $437,000 resulted from additional retiree medical expenses in 1994. Pursuant to an MPSC Order, Southeastern and Michigan Gas were required to use savings generated by property tax reductions in the State of Michigan to offset an equal amount of the retiree medical regulatory asset. As a result, Southeastern and Michigan Gas expensed $437,000 of the retiree medical regulatory asset in 1994. The remaining increase reflects expenses associated with payroll and employee benefits, principally pension and medical.
     For 1993 compared to 1992, operations expense increased $817,000, or 2.8%. This increase resulted primarily from operating costs for distribution and underground gas storage systems and expenses associated with additional customers.
     Maintenance expense increased $250,000, or 5.8%, in 1994 compared to 1993. This increase is primarily attributable to repairs necessitated by extremely cold temperatures in the first quarter of 1994.
     Depreciation expense decreased by $919,000, or 7.3%, in 1994 compared to 1993. The overall decrease results from lower depletion costs in 1994 than 1993 and the reduction in depreciation expense caused by the decline in non-affiliate equipment leasing activities. Partially offsetting the decrease in depreciation resulting from these items was an increase in depreciation expense associated with the growth in utility plant.

     Depreciation expense increased $124,000, or 1.0%, in 1993 compared to 1992. The increase over 1992 reflects depreciation expense associated with growth in utility plant and other property and depletion associated with the Company's remaining oil and gas properties, partially offset by reductions in depreciation expense resulting from the reduction of property leased to non-affiliates.
     Income taxes decreased $394,000 in 1994 compared to 1993 and increased $1.7 million in 1993 compared to 1992. These amounts reflect the year-to-year increase in pretax income and a higher annual expense in 1993 resulting from the cumulative effect of the increase in the statutory tax rate from 34% to 35% and adjustments to prior years' taxes provided.
      Taxes other than income taxes were $8.2 million, $8.4 million and $7.7 million for 1994, 1993 and 1992, respectively. Taxes other than income taxes consist primarily of property taxes. The year-to-year change in property taxes reflects growth in the Company's gas distribution, transmission and gathering plant, offset by property tax reductions in the State of Michigan in 1994. The savings generated by the 1994 property tax reductions were used to offset an equal amount of retiree medical costs pursuant to an MPSC Order affecting Southeastern and Michigan Gas, as discussed above.
     Interest on long-term debt decreased $821,000 in 1994 compared to 1993. This decrease results from the Company's refinancing activities during 1994 as discussed below. Other interest expense, consisting primarily of interest on short-term borrowings, increased slightly in 1994 over 1993 and increased $365,000, or 26%, in 1993 compared to 1992. The average balance in short-term borrowings was $31.4 million in 1994, $42.3 million in 1993 and $22.3 million in 1992 at weighted average interest rates of 5.2%, 4.1% and 4.5%, respectively. The decrease in average borrowings in 1994 compared to 1993 results from the refinancing of the permanent portion of short-term debt with common equity in January 1994 and a temporary excess cash position due to the timing of refinancing certain long-term debt issues, offset by an increase in working capital requirements associated with the growth in natural gas marketing. The increased level of borrowings from 1992 to 1993 substantially results from the accumulation of permanent capital needs generated by capital expenditure programs.

Other Income (Loss), Net
     Other income (loss), net, consists primarily of income from SEMCO's equity investments but also includes miscellaneous nonoperating income and expense items, net of tax. Other income (loss), net, was ($42,000), $41,000 and $562,000 in 1994, 1993, and 1992, respectively.
     Specific items reflected in the year-to-year changes are losses from the investment in the NOARK Pipeline System of $1.2 million, $834,000 and $233,000 in 1994, 1993 and 1992, respectively. Partially offsetting the impact of this item on other income, net, were year-to-year improvements in the overall earnings from the Company's investment in storage and gathering activities.
     NOARK was placed in service in September 1992 and has an operating capacity of 141,000 Mcf a day. Through a subsidiary, the Company holds a 32% general partnership interest in the $103 million pipeline.

     NOARK has been operating below capacity and generating losses since it was placed in service. The pipeline experienced significant cost overruns during construction which resulted in higher financing costs than expected. Competition from two interstate pipelines in the Arkansas region has required NOARK to discount its transportation charges to attract volumes to the pipeline. Additionally, in December 1993, a major shipper of firm volumes on the NOARK Pipeline System, Vesta Energy Corporation (Vesta), initiated legal action against several defendants, including NOARK. Effective January 1, 1994, Vesta discontinued shipments of gas pursuant to its contract and ceased payment of the firm demand fee. See Note 8 of Notes to the Consolidated Financial Statements for further discussion of the recent legal actions involving NOARK and the Company's guarantees related to the pipeline's financing.
     During 1994, NOARK had firm contracts averaging 51,000 Mcf a day at a demand fee equal to approximately 19.3 cents per Mcf. From January through May 1994, an affiliate of Southwestern Energy Pipeline Company, a NOARK general partner, which was providing 25,000 Mcf per day of the gas transported by Vesta over the NOARK system, shipped those volumes over the system at the full firm rates. Actual gas volumes transported by the pipeline during 1994 averaged nearly 82,000 Mcf a day, or 58% of capacity, at both firm and interruptible rates.
     During 1993, NOARK had firm contracts averaging 73,000 Mcf a day at the
19.3 cent demand fee. Actual gas volumes transported by the pipeline during 1993 averaged nearly 79,000 Mcf a day, or 56% of capacity, at both firm and interruptible rates.


Liquidity And Capital Resources
     Cash Flows. The Company's net cash provided from operating activities totalled $28.3 million in 1994, $12.1 million in 1993 and $3.2 million in 1992. The change in operating cash flows is significantly influenced by changes in the level and cost of gas in underground storage, accounts receivable and accrued revenue, gas cost recoveries and accounts payable.
The changes in these accounts are largely the result of the timing of receipts and payments.
     The Company uses significant amounts of short-term borrowings to finance natural gas purchases for storage during the non-heating season to sell during the heating season. The Company owns and leases natural gas storage facilities with available capacity approximating 40% of annual gas sales. Generally gas is stored during the months of April through October and withdrawn for sale from November through March. The carrying amount of natural gas stored underground peaked at $45.9 million, $45.7 million and $42.1 million in October 1994, 1993 and 1992, respectively.
     In 1994, net cash used by financing activities was $5.6 million while in 1993 and 1992, net cash from financing activities totalled $12.0 million and $26.3 million, respectively. During 1994, the Company received $20.4 million through the January 1994 sale of 747,500 shares of common stock and the additional sales of common stock through the DRIP. The Company also received $80.0 million through the June 1994 issuance of $55.0 million, 8.00% Senior Notes and $25.0 million, 8.32% Senior Notes. The proceeds of these financings were used principally to redeem the following long-term debt instruments (in thousands of dollars):

     10.0% debentures due 2007                                     $21,169
     10.0% debentures due 2008                                      12,528
     Variable rate term loan due 1997                               20,000
     9.8% debentures due 2014                                       28,720
     First mortgage bonds of Southeastern Michigan Gas Company       9,645
                                                                   -------
                                                                   $92,062
                                                                   =======

      Expensing of the portion of the call premiums and unamortized debt expense associated with the Company's non-regulated operations resulted in a $1.3 million ($.12 per share) extraordinary charge to income in 1994 and $177,000 ($.01 per share) in 1993. In connection with the redemption of debentures, Southeastern and Michigan Gas received approval from the MPSC in June 1994 to redeem corresponding long-term debt owed to the Company and to redeem Southeastern's first mortgage bonds by issuing $23.0 million and $31.0 million, respectively, of long-term debt securities to the Company.
     During 1994, funds were also used for the payment of dividends and for the reduction of short-term borrowings.
       During 1993, $20.0 million in funds was provided through a term loan, due May 31, 1997, and $5.9 million in funds was provided from the DRIP. During 1993, funds were used for the payment of dividends and to repay certain portions of long-term and short-term debt. In addition to funds provided from the DRIP and short-term lines of credit in 1992, the Company issued
$25.0 million of 8-5/8% debentures due in 2017. Funds in 1992 were used for the payment of dividends and to redeem $14.9 million in 11-1/2% debentures originally due 2000 at 105% of face value. This redemption resulted in an extraordinary charge to income of $901,000 ($.10 per share) in 1992.
     The following table identifies capital expenditures for the last three years:

Capital Expenditures                          1994         1993         1992
--------------------                        -------      -------      -------
                                                 (in thousands of dollars)
Natural gas distribution..................  $20,353      $19,238      $19,937
Gas transmission, gathering and storage...      835        1,218        9,192
Other.....................................      616          513          457
                                            -------      -------      -------
                                            $21,804      $20,969      $29,586
                                            =======      =======      =======

     Capital expenditures by the Company's natural gas distribution companies amounted to $20.4 million in 1994. In addition to normal plant repair and replacement expenditures of $9.3 million, $11.1 million was spent for new customer additions. Of the $19.2 million spent by the distribution companies in 1993, $11.8 million was for new customer additions. The remainder was primarily for normal repair and replacement projects. In 1992, the distribution companies spent $14.3 million for new customer additions and the remainder primarily on normal repair and replacement of distribution properties.
     Capital expenditures for gas transmission, gathering and storage in 1994 principally reflect a contribution of $640,000 to NOARK for the final payment of construction retainage.

     For 1993, capital expenditures for operations other than natural gas distribution were principally to complete the Litchfield Lateral pipeline. Of the transmission, gathering and storage capital expenditures in 1992, $5.1 million was spent on SEMCO's investment in the NOARK Pipeline System. Another $2.6 million was spent toward completion of the Litchfield Lateral project and $1.1 million toward the Iosco/Reno gas gathering and processing facility.

Future Capital Expenditures and Liquidity
     1995 Capital Expenditures.  For 1995, the Company plans to spend
$24.8 million on capital additions. Of this amount, $19.9 million is planned for natural gas distribution operations, with $13.8 million targeted for new customer additions.
     Future Financing. Funds needed for the Company's 1995 capital expenditure program and dividend payments will be provided primarily through internally generated funds and utilization of short-term lines of credit. At year end 1994, the Company had short-term credit facilities totalling $89.9 million.
     Dividends reinvested by shareholders in the DRIP have reduced the level of funds required for dividend payments. In 1994, of the total dividends on common shares of $8.7 million, $3.2 million were reinvested. This portion of dividends, along with optional cash payments of $2.6 million, resulted in 306,908 new shares issued to existing shareholders in 1994. As a result, the DRIP has been a major factor in strengthening the Company's equity position.
In addition, the Company further strengthened its equity position with the issuance of 747,500 shares of common stock in January 1994.
     At this time, the Company does not expect to require additional common equity funding during the next few years. As a result, the Company amended its DRIP in January 1995 to allow for the purchase of common shares on the open market in addition to allowing the use of newly issued shares to meet plan requirements. Except to the extent that purchase of shares on the open market becomes difficult, it is expected that newly issued shares will not be sold under the plan. The optional cash payment feature was also amended to reduce the maximum allowed from $100,000 a year to $5,000 a month.
     During 1995, the Company expects to make contributions to the NOARK Pipeline System in connection with its guarantees of the pipeline's debt. See
Note 8 of Notes to the Consolidated Financial Statements for a discussion of the Company's guarantees related to the NOARK Pipeline System's financing and legal actions involving NOARK.
     Commodity Hedging. The Company's natural gas marketing subsidiary, SEMCO, has entered into various long-term sales commitments which may extend up to 24 months into the future. SEMCO maintains a hedging program with the objective of preserving the anticipated margin on these sales commitments. The hedges are designed to ensure that the impact of natural gas price fluctuations on the fair value of long-term sales commitments will be offset by the impact of such price fluctuations on the fair value of the hedging instrument. The most frequently used hedging instruments are natural gas futures and options although SEMCO may also enter into natural gas swap agreements, contract to purchase natural gas from producers for future delivery or inject gas into storage for later withdrawal.

     Critical to the success of the hedging program is the performance by both the other party to the hedge and the marketing customer buying gas under the long-term sales commitment. SEMCO performs extensive credit reviews on new and existing marketing customers and only enters into hedging transactions with reputable dealers, primarily on the NYMEX, or directly with reliable suppliers.
     At December 31, 1994 and 1993, SEMCO had recorded net deferred losses from its hedging program of approximately $4.6 million and $2.4 million, respectively. At the same time, SEMCO had similar amounts of unrecorded gains pursuant to the underlying long-term sales commitments.
     See Note 6 of Notes to the Consolidated Financial Statements for further information regarding the types, underlying notional volumes, and fair values of SEMCO's hedges at December 31, 1994 and December 31, 1993.


Other Areas
     Adoption of New Accounting Standards. In the first quarter of 1993, the Company adopted two new standards issued by the FASB. SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) requires the accrual method of accounting for postretirement benefits. SFAS 109, "Accounting for Income Taxes" (SFAS 109) requires measurement and restatement of deferred tax assets and liabilities based upon the estimated future tax effects of temporary differences and carryforwards. Although the adoption of these standards did not have a material impact on the Company's results of operations, adoption of SFAS 106 by the utility subsidiaries has significant regulatory ratemaking implications.
     Pursuant to a generic order issued by the MPSC, the Company is recording a liability and a corresponding regulatory asset for the utilities' portion of SFAS 106 costs. The generic order provides for recovery of this regulatory asset provided a utility files a general rate case prior to 1996 and demonstrates the need for a rate increase to compensate for this additional cost. Every aspect of the business of a utility is open to scrutiny when its rates are redetermined. The outcome of future rate cases cannot be predicted.
     See Note 7 and Note 3 of the Notes to the Consolidated Financial Statements for further discussion of SFAS 106 and SFAS 109.

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

Industry Trends
     Competition. The market prices of alternate sources of energy such as coal and #6 fuel oil compete directly with the price the utilities charge for industrial sales and transportation of gas. The prices of alternate fuels similarly affect the volumes and margins of the natural gas marketing operations of the Company. In addition, continued deregulation of the natural gas industry has further increased the sources of competition. See "Federal Regulation" discussion below.
     To lessen the impact of prices on fuel choice by industrial customers, the Company offers additional services, such as gas storage and balancing.
However, the competition among fuels is expected to continue to affect volumes sold, transported and marketed and the associated margins.
     Federal Regulation. Interstate pipelines were required to comply with FERC Order 636 by the 1993-1994 heating season. Order 636, intended to increase competition within the gas industry, requires pipelines to unbundle their services and instead offer separate service for gas transportation, storage and gathering.
     Competition. As a result of this restructuring of the interstate pipeline service, natural gas distribution companies have the ability to select and pay for only those pipeline services they require. In addition, Order 636 allows customers on natural gas distribution systems to purchase the same level of unbundled service directly from the interstate pipelines. Under such circumstances, natural gas distribution companies generally provide transportation services to those customers.
     It is expected that the availability of unbundled pipeline services to customers will result in continued pressure on gas distribution companies to offer similar unbundled services in order to compete with the pipelines. This competition has resulted in pressure to reduce natural gas transportation margins. Currently, the utility subsidiaries are providing transportation services principally to large industrial customers.
     In addition to pressure on the transportation margins of the utility subsidiaries, Order 636 is impacting the natural gas marketing operations of SEMCO. Access to unbundled pipeline services is expected to attract new competitors to the marketing industry and present opportunities for marketers to offer expanded services to their customers.
     Gas Supply. Order 636 has the effect of shifting the risk of securing reliable gas supply and managing pipeline capacity from the interstate pipelines to local gas distribution companies. As a result, the utility subsidiaries face more complex gas supply procurement issues.
     The Company's utility subsidiaries are served by four interstate pipelines: Panhandle Eastern Pipe Line Company, ANR Pipeline Company, Great Lakes Gas Transmission Company and Northern Natural Gas Company. These pipelines received authority from the FERC to substantially implement their restructuring plans effective November 1, 1993. In conjunction with these plans, the FERC has given interstate pipelines authority to directly bill customers for certain transition costs resulting from the restructuring. As former purchasers of bundled interstate pipeline service, the utility subsidiaries are responsible for some of these transition costs.
     To date, the utility subsidiaries have been billed approximately
$3.2 million in Order 636 transition costs. At this time, no further direct-billed transition costs are anticipated. As with previously FERC-mandated billings, Order 636 transition costs are recoverable from ratepayers through gas cost recovery mechanisms.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,                     1994         1993         1992
                                           --------     --------     --------
                                               (in thousands of dollars,
                                               except per share amounts)
Operating Revenue
  Gas sales.............................   $195,960     $199,644     $178,896
  Gas marketing.........................    158,284       70,991       54,595
  Transportation........................     11,999       11,968       11,918
  Other operations......................      6,187        6,360        6,117
                                           --------     --------     --------
                                           $372,430     $288,963     $251,526
                                           --------     --------     --------
Operating Expenses
  Cost of gas sold......................   $135,669     $139,051     $121,643
  Cost of gas marketed..................    153,973       67,474       52,347
  Operations............................     31,055       30,243       29,426
  Maintenance...........................      4,503        4,253        4,164
  Depreciation..........................     11,549       12,468       12,344
  Income taxes..........................      5,204        5,598        3,899
  Taxes other than income taxes.........      8,186        8,446        7,729
                                           --------     --------     --------
                                           $350,139     $267,533     $231,552
                                           --------     --------     --------
Operating Income........................   $ 22,291     $ 21,430     $ 19,974
Other Income (Loss), Net................        (42)          41          562
                                           --------     --------     --------
Income Before Income Deductions.........   $ 22,249     $ 21,471     $ 20,536
                                           --------     --------     --------
Income Deductions
  Interest on long-term debt............   $  8,605     $  9,426     $  9,385
  Other interest........................      1,788        1,771        1,406
  Amortization of debt expense..........        382          337          335
  Dividends of preferred stock
    of subsidiary.......................        178          178          178
                                           --------     --------     --------
                                           $ 10,953     $ 11,712     $ 11,304
                                           --------     --------     --------
Net Income Available For Common Stock
  Before Preferred Dividends
  and Extraordinary Item................   $ 11,296     $  9,759     $  9,232
  Dividends on convertible
    preferred stock.....................         18           19           21
                                           --------     --------     --------
Net Income Available For Common Stock
  Before Extraordinary Item.............   $ 11,278     $  9,740     $  9,211
Extraordinary Item--Loss on early
  extinguishment of debt, net of
  income taxes of $692, $96 and $464....      1,286          177          901
                                           --------     --------     --------
Net Income Available For Common Stock...   $  9,992     $  9,563     $  8,310
                                           ========     ========     ========
Earnings Per Share of Common Stock
  Before Extraordinary Item.............   $   1.02     $    .97     $    .95
                                           ========     ========     ========
Earnings Per Share of Common Stock......   $    .90     $    .96     $    .85
                                           ========     ========     ========
Cash Dividends Per Share of
  Common Stock..........................   $    .78     $    .74     $    .71
                                           ========     ========     ========
Average Number of Common Shares
  Outstanding........................... 11,056,513    9,999,622    9,736,369
                                         ==========    =========    =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,                      1994        1993        1992
                                            ---------   ---------   ---------
                                                 (in thousands of dollars)
Cash Flows From Operating Activities
 Cash received from customers.............. $ 375,536   $ 278,621   $ 250,213
 Cash paid for payrolls and to suppliers...  (325,671)   (243,923)   (221,075)
 Interest paid.............................   (11,104)    (11,244)    (10,442)
 Income taxes paid.........................    (3,379)     (6,175)     (4,300)
 Taxes other than income taxes paid........    (7,966)     (8,541)     (7,741)
 Other cash receipts and payments, net.....       846       3,370      (3,406)
                                            ---------   ---------   ---------
  Net Cash From Operating Activities....... $  28,262   $  12,108   $   3,249
                                            ---------   ---------   ---------
Cash Flows From Investing Activities
 Natural gas distribution
  property additions....................... $ (20,353)  $ (19,238)  $ (19,937)
 Investments in other natural gas
  related property.........................       (33)     (2,530)     (5,283)
 Other property additions..................    (1,418)       (513)     (3,054)
 Property retirement costs, net
  of proceeds..............................      (313)       (301)         95
 Advances to equity investees..............      (906)         --          --
                                            ---------   ---------   ---------
  Net Cash From Investing Activities....... $ (23,023)  $ (22,582)  $ (28,179)
                                            ---------   ---------   ---------
Cash Flows From Financing Activities
 Issuance of common stock.................. $  20,384   $   5,889   $   3,898
 Net change in notes payable to banks......    (2,342)       (758)     21,400
 Issuance of long-term debt................    80,000      20,000      25,000
 Repayment of long-term debt...............   (94,783)     (5,521)    (16,908)
 Payment of dividends......................    (8,852)     (7,616)     (7,074)
                                            ---------   ---------   ---------
  Net Cash From Financing Activities....... $  (5,593)  $  11,994   $  26,316
                                            ---------   ---------   ---------
  Net Increase (Decrease) in Cash
   and Temporary Cash Investments.......... $    (354)  $   1,520   $   1,386
Cash and Temporary Cash Investments
 Beginning of year.........................     2,965       1,445          59
                                            ---------   ---------   ---------
 End of year............................... $   2,611   $   2,965   $   1,445
                                            =========   =========   =========
Reconciliation of Net Income to Net Cash
 From Operating Activities
 Net income available for common stock..... $   9,992   $   9,563   $   8,310
 Adjustments to reconcile net income to
  net cash from operating activities:
   Depreciation............................    11,549      12,468      12,344
   Extraordinary item......................     1,286         177         901
   Deferred taxes and investment tax
    credits................................      (838)        873         269
   Equity (income) loss, net of
    distributions..........................       834       1,218         374
   Receivables.............................    (4,703)        853        (155)
   Accrued revenue.........................    (2,021)     (1,143)       (821)
   Materials and supplies and gas in
    underground storage....................    (5,432)     (1,023)     (7,865)
   Gas charges, recoverable from customers.     7,767     (11,122)     (2,963)
   Other current assets....................    (2,154)     (3,430)     (1,381)
   Accounts payable........................     6,192       4,082      (3,099)
   Customer advances and amounts payable
    to customers...........................     1,711       1,332         708
   Accrued taxes...........................     1,156      (3,362)        823
   Other, net..............................     2,923       1,622      (4,196)
                                            ---------   ---------   ---------
    Net Cash From Operating Activities..... $  28,262   $  12,108   $   3,249
                                            =========   =========   =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
At December 31,                                          1994           1993
                                                       --------       --------
                                                      (in thousands of dollars)
ASSETS
Utility Plant
  Plant in service, at cost..........................  $287,214       $271,789
  Less--Accumulated depreciation.....................    76,674         70,629
                                                       --------       --------
                                                       $210,540       $201,160
  Construction work in progress......................       200            782
                                                       --------       --------
                                                       $210,740       $201,942
                                                       --------       --------
Other Property, Net..................................  $ 16,015       $ 16,357
                                                       --------       --------
Current Assets
  Cash and temporary cash investments, at cost.......  $  2,611       $  2,965
  Receivables, less allowances of $889 and $1,355....    22,807         18,104
  Accrued revenue....................................    33,299         31,278
  Materials and supplies, at average cost............     3,352          2,894
  Gas in underground storage.........................    36,120         31,146
  Gas charges, recoverable from customers............     8,203         15,970
  Accumulated deferred income taxes..................     2,471             --
  Other..............................................    12,016          9,862
                                                       --------       --------
                                                       $120,879       $112,219
                                                       --------       --------
Deferred Charges and Other
  Unamortized debt expense...........................  $  6,150       $  5,840
  Deferred gas charges, recoverable from customers...       798          1,474
  Advances to equity investees.......................       906             --
  Other..............................................    16,210         10,981
                                                       --------       --------
                                                       $ 24,064       $ 18,295
                                                       --------       --------
                                                       $371,698       $348,813
                                                       ========       ========
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock equity................................  $107,379       $ 85,657
  Cumulative convertible preferred stock equity......       188            190
  Cumulative preferred stock of subsidiary...........     3,100          3,100
  Long-term debt.....................................   104,910         97,884
                                                       --------       --------
                                                       $215,577       $186,831
                                                       --------       --------
Current Liabilities
  Notes payable to banks.............................  $ 50,000       $ 52,342
  Current maturities of long-term debt...............        --         19,138
  Accounts payable...................................    36,245         30,053
  Customer advance payments..........................     8,736          6,804
  Accrued taxes......................................       726            262
  Accrued interest...................................     1,145          1,855
  Amounts payable to customers.......................       115          1,089
  Accumulated deferred income taxes..................        --            201
  Other..............................................     7,723          6,571
                                                       --------       --------
                                                       $104,690       $118,315
                                                       --------       --------
Deferred Credits
  Accumulated deferred income taxes..................  $ 18,722       $ 16,629
  Unamortized investment tax credit..................     3,325          3,584
  Customer advances for construction.................     8,559          7,806
  Other..............................................    20,825         15,648
                                                       --------       --------
                                                       $ 51,431       $ 43,667
                                                       --------       --------
                                                       $371,698       $348,813
                                                       ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At December 31,                                          1994           1993
                                                       --------       --------
                                                      (in thousands of dollars)
Common Stock Equity
  Common stock, par value $1 per share--authorized
    20,000,000 shares; 11,260,584 and 9,680,376
    shares outstanding..............................   $ 11,261       $  9,680
  Capital surplus...................................     81,091         62,286
  Retained earnings.................................     15,027         13,691
                                                       --------       --------
                                                       $107,379       $ 85,657
                                                       --------       --------
Cumulative Convertible Preferred Stock
  Convertible preferred stock, par value $1 per
    share--authorized 500,000 shares issuable in
    series; 7,505 and 7,605 shares outstanding......   $      8       $      8
  Capital surplus...................................        180            182
                                                       --------       --------
                                                       $    188       $    190
                                                       --------       --------
Cumulative Preferred Stock of Subsidiary
  $100 par value (callable at option of Subsidiary)
    6% series A--15,000 shares authorized and
      outstanding...................................   $  1,500       $  1,500
    5 1/2% series B--10,000 shares authorized and
      outstanding...................................      1,000          1,000
    5 1/2% series C--5,000 shares authorized;
      4,000 shares outstanding......................        400            400
    5 1/2% series D--2,000 shares authorized and
      outstanding...................................        200            200
                                                       --------       --------
                                                       $  3,100       $  3,100
                                                       --------       --------
Long-Term Debt
  Southeastern Michigan Gas Enterprises, Inc.
    8.00% notes due 2004............................   $ 55,000       $     --
    8.32% notes due 2024............................     25,000             --
    8.625% debentures due 2017......................     24,910         24,960
    Variable rate term loan due 1997 (4.088% at
      12/31/93).....................................         --         20,000
    10.0% debentures due 2007.......................         --         21,169
    10.0% debentures due 2008.......................         --         12,528
    9.8% debentures due 2014........................         --         28,720
  Southeastern Michigan Gas Company
    First mortgage bonds-
      9.5% series due 1995..........................         --          3,500
      8.25% series due 1997.........................         --          3,500
      10.75% series due 2000........................         --          1,225
      9.25% series due 2002.........................         --          1,420
                                                       --------       --------
                                                       $104,910       $117,022
  Less--Current maturities..........................         --         19,138
                                                       --------       --------
                                                       $104,910       $ 97,884
                                                       --------       --------
                                                       $215,577       $186,831
                                                       ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
Years Ended December 31,                          1994       1993       1992
                                                -------    -------    -------
                                                  (in thousands of dollars)
Common Stock
  Beginning of year...........................  $ 9,680    $ 8,952    $ 8,295
    5% stock dividends May 1994, May 1993
      and May 1992............................      525        449        417
    Issuance of common stock..................      748         --         --
    Issuance of common stock through dividend
      reinvestment plan and other.............      308        279        240
                                                -------    -------    -------
  End of year.................................  $11,261    $ 9,680    $ 8,952
                                                =======    =======    =======

Common Stock Capital Surplus
  Beginning of year...........................  $62,286    $57,039    $53,786
    5% stock dividends May 1994, May 1993
      and May 1992............................     (543)      (471)      (432)
    Issuance of common stock..................   13,881         --         --
    Issuance of common stock through dividend
      reinvestment plan and other.............    5,467      5,718      3,685
                                                -------    -------    -------
  End of year.................................  $81,091    $62,286    $57,039
                                                =======    =======    =======

Retained Earnings
  Beginning of year...........................  $13,691    $11,547    $ 9,882
    Net income available for common stock.....    9,992      9,563      8,310
    Cash dividends on common stock............   (8,656)    (7,419)    (6,875)
    Tax benefit from dividends paid to ESOT...       --         --        230
                                                -------    -------    -------
  End of year.................................  $15,027    $13,691    $11,547
                                                =======    =======    =======

Unearned Compensation--ESOT
  Beginning of year...........................  $    --    $  (185)   $(1,205)
    Compensation earned.......................       --        185      1,020
                                                -------    -------    -------
  End of year.................................  $    --    $    --    $  (185)
                                                =======    =======    =======

Cumulative Convertible Preferred Stock
  Beginning of year...........................  $     8    $     9    $     9
    Conversion of preferred stock.............       --         (1)        --
                                                -------    -------    -------
  End of year.................................  $     8    $     8    $     9
                                                =======    =======    =======

Cumulative Convertible Preferred Stock
 Capital Surplus
  Beginning of year...........................  $   182    $   211    $   223
    Conversion of preferred stock.............       (2)       (29)       (12)
                                                -------    -------    -------
  End of year.................................  $   180    $   182    $   211
                                                =======    =======    =======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Southeastern, Battle Creek, Michigan Gas and SEMCO. Investments in unconsolidated companies at least 20% owned, but not greater than 50% owned, are reported using the equity method of accounting. All significant intercompany transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with 1994 presentations. These reclassifications had no effect on net income.
     Rate Regulation. The Company accounts for the effects of regulation under SFAS 71, "Accounting for the Effects of Certain Types of Regulation." As a result, the actions of regulators affect when revenues, expenses, assets and liabilities are recognized.
     The rates of the utility subsidiaries, Southeastern, Battle Creek and Michigan Gas, are subject in certain respects to the requirements of state and local regulatory bodies. The MPSC authorizes the rates charged to customers by Southeastern and Michigan Gas. Battle Creek's rates are subject to the jurisdiction of the City Commission of Battle Creek, Michigan.
     Utility Plant, Other Property and Depreciation. Utility plant in service is recorded at cost. The utility subsidiaries provide for depreciation on a straight-line basis over the estimated useful lives of the related property.
     Included in other property are the nonutility fixed assets of the Company and its subsidiaries, reduced by the related accumulated depreciation. Generally, these assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives.
     The ratio of depreciation to the average balance of property approximated 4.1%, 4.3% and 4.6% for the years 1994, 1993 and 1992, respectively.
     Certain investments in unconsolidated companies recorded using the equity method are also reported as other property. See Note 9 for further discussion.
     Receivables, Gas Sales, Transportation and Marketing Revenues. Customer receivables, gas sales and transportation revenues arise from the operations of the utility subsidiaries. These subsidiaries deliver natural gas to a broadly diversified base of residential, commercial and industrial customers located within the state of Michigan. Marketing revenues and receivables arise from SEMCO's marketing operations. SEMCO markets natural gas to industrial customers, gas distribution utilities, and other gas marketers located in several states.
     Revenue Recognition. Southeastern, Michigan Gas and Battle Creek bill monthly on a cycle basis and follow the industry practice of recognizing accrued revenue for gas services rendered to their customers but not billed at month end. SEMCO recognizes marketing revenues, and any related hedging gains or losses, in the same period natural gas is delivered to customers. See Note 6 for further discussion about SEMCO's hedging activities.
     Gas in Underground Storage. Gas in underground storage for Southeastern and Michigan Gas is reported at average cost. Battle Creek's gas inventory is stated at last-in, first-out cost. At December 31, 1994 and 1993, the balance in this account approximates the replacement value of the gas in storage.
SEMCO reports gas in storage at the lower of cost or market.

     In general, commodity costs and variable transportation costs are capitalized as gas in underground storage. Fixed costs, primarily pipeline demand charges and storage charges, are expensed as incurred through cost of gas.
     Cost of Gas. The utility subsidiaries have gas cost recovery mechanisms which allow for the adjustment of rates charged to customers in response to increases and decreases in the cost of gas purchased. As permitted by the regulatory jurisdiction, increases or decreases in the cost of gas purchased are subsequently recovered from or refunded to customers.
     Income Taxes. Deferred income taxes are recorded for differences between the book and tax basis of certain assets and liabilities. Income tax expense includes Federal taxes currently payable and deferred income tax expenses resulting from adjustments to deferred income tax assets and liabilities. Investment tax credits (ITC) utilized in prior years for income tax purposes are deferred for financial accounting purposes and are amortized through credits to the income tax provision over the lives of the related property. The Company and its subsidiaries file a consolidated Federal income tax return. Income taxes are allocated to each subsidiary based on its separate taxable income.
     Statement of Cash Flows. For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash and temporary cash investments.

     Non-cash investing and financing activities for the years 1994, 1993 and
1992 are as follows (in thousands of dollars):
                                                   1994       1993      1992
                                                   ----       ----     ------
Conversion of debt to equity................       $ --       $185     $1,020
Capital additions accrued...................         --         --     $1,312

2.  REGULATORY MATTERS

     MPSC Orders. In June 1994, pursuant to the MPSC securities orders U-10509 and U-10510, Southeastern and Michigan Gas issued $23,000,000 and $31,000,000, respectively, of long-term debt securities to the Company. This debt was used to redeem higher cost long-term and certain short-term debt owed to the Company and, in Southeastern's case, was also used to redeem all of its remaining first mortgage bonds.
     In December 1992, the MPSC issued Order U-10040 addressing the change in accounting for the cost of retiree medical benefits. Pursuant to this order, the utility subsidiaries plan to file generic rate cases before 1996 in order to recover certain expenses related to this change in accounting treatment.
Any relief granted will be based on all elements of cost of service.  Refer to
Note 7 for further discussion regarding retiree medical benefits.
     In June 1994, the MPSC issued Orders U-10617 and U-10618 to Michigan Gas and Southeastern, respectively. These orders require the companies to offset deferred retiree medical costs with certain reductions in Michigan state property taxes until the MPSC issues a final order in a rate case filed pursuant to Order U-10040. In accordance with U-10617 and U-10618, Michigan Gas and Southeastern have reduced deferred retiree medical costs for $269,000 and $168,000, respectively.

     In February 1993, the MPSC issued Opinion and Order U-10083 addressing the provisions of the MPSC Uniform System of Accounts for electric and gas utilities related to deferred income tax accounting. Refer to Note 3 for deferred income tax accounting discussion.
     Take-or-Pay. The take-or-pay liabilities of the utility subsidiaries arose pursuant to FERC actions involving deregulation of the natural gas industry. These costs are substantially recoverable from ratepayers. At December 31, 1994 and 1993, the Company's remaining take-or-pay liabilities totaled $351,000 and $1,475,000, respectively. The Company does not anticipate additional take-or-pay assessments.
     Order 636 Transition Costs. In 1992, the FERC issued Order 636 requiring interstate pipelines to unbundle their services to most customers and instead offer separate services for gas supply, gathering, transportation and storage. Pursuant to the implementation of Order 636 in 1993, the FERC authorized the interstate pipelines to directly bill certain transition costs to former sales service customers. As a result, the Company incurred and recorded liabilities of $2,014,000 at December 31, 1993. In 1994, the Company incurred and recorded $1,223,000 of additional liabilities and, at December 31, 1994, had $1,904,000 of recorded liabilities remaining. The Company does not anticipate any significant additional direct billings related to Order 636 transition costs. As with take-or-pay costs, Order 636 costs are substantially recoverable from ratepayers.


3.  INCOME TAXES

     SFAS No. 109. In January 1993, the Company prospectively adopted SFAS 109, "Accounting For Income Taxes." Previously, the Company accounted for income taxes under Accounting Principles Board Opinion No. 11.
     SFAS 109 requires an annual measurement of deferred tax assets and deferred tax liabilities based upon the estimated future tax effects of temporary differences and carryforwards. In general, the total deferred tax expense or benefit for the year equals the difference between the beginning and end of year balances in deferred tax assets and liabilities.
     In February 1993, the MPSC issued Opinion and Order U-10083 addressing deferred income tax accounting for electric and gas utilities under its jurisdiction. The order granted electric and gas utilities regulated by the MPSC general authorization to use deferred tax accounting and to use specific accounts to comply with SFAS 109. The order also confirmed continued recovery of regulatory assets and refunding of regulatory liabilities arising from deferred tax accounting through current ratemaking practices.
     Upon adoption, the initial application of SFAS 109 was determined by recomputing the balance sheet deferred tax amounts as of January 1, 1993 using currently enacted tax rates. The most significant adjustments were related to the Company's regulated operations and, since these adjustments are expected to be recovered from or refunded to customers in future rates, were offset on the balance sheet by regulatory assets and regulatory liabilities. As a result, the adoption of SFAS 109 had no material impact on the results of operations.
     SFAS 109 requires that deferred tax assets and deferred tax liabilities be adjusted for changes in tax rates. During 1993, the Company adjusted these items for a one percent increase in the enacted rate. There was no material impact to operations resulting from this adjustment.
     At December 31, 1994 and December 31, 1993 there was no valuation allowance recorded against deferred tax assets.

     Provision for Income Taxes.  The components of the provision for income taxes are as follows (in thousands of dollars):
                                                  1994       1993       1992
                                                 ------     ------     ------
Federal
  Currently payable.........................     $5,849     $4,879     $4,580
  Deferred to future periods................     (1,031)     1,064       (673)
  Investment tax credits....................       (259)      (267)      (267)
                                                 ------     ------     ------
Total income taxes..........................     $4,559     $5,676     $3,640
Less amounts included in:
  Other income..............................         47        174        205
  Extraordinary item........................       (692)       (96)      (464)
                                                 ------     ------     ------
Amount included in operating expenses.......     $5,204     $5,598     $3,899
                                                 ======     ======     ======

     Reconciliation of Statutory Rate to Effective Rate.  A reconciliation of the difference between the Company's provision for income taxes and income taxes computed at the statutory rate follows (in thousands of dollars):
                                                  1994       1993       1992
                                                -------    -------    -------
Net income available for common stock.......    $ 9,992    $ 9,563    $ 8,310
Add back:
  Preferred dividends.......................        196        197        199
  Income taxes..............................      4,559      5,676      3,640
                                                -------    -------    -------
Pre-tax income..............................    $14,747    $15,436    $12,149
                                                =======    =======    =======
Computed federal income taxes...............    $ 5,161    $ 5,403    $ 4,131
Depreciation................................       (184)      (108)      (151)
Amortization of deferred ITC................       (259)      (267)      (267)
Amortization of non-deductible amounts
  resulting from acquisitions...............        216        216        205
Rate differential on other deferred items...         (2)       (49)       (22)
Other.......................................       (373)       481       (256)
                                                -------    -------    -------
Total income taxes..........................    $ 4,559    $ 5,676    $ 3,640
                                                =======    =======    =======

     Deferred Taxes.  The principal components of the Company's deferred tax assets (liabilities) were as follows (in thousands of dollars):
                                                           1994       1993
                                                         --------   --------
Property...............................................  $(18,198)  $(18,120)
Employee benefit obligation (including retiree
  medical).............................................     3,488      1,840
Retiree medical benefit regulatory assets..............    (3,200)    (1,705)
Gas in storage.........................................     1,867        100
ITC....................................................     1,605      2,284
Debt premium...........................................    (1,432)      (299)
Gas cost underrecovery.................................    (1,163)        --
Accrued vacation.......................................       372        340
Reserve for uncollectible accounts.....................       283        451
Deferred compensation..................................       257        296
FERC Order 636 regulatory assets.......................      (238)      (705)
Take-or-pay regulatory assets..........................      (115)      (580)
Hedging transactions (net).............................        60       (674)
Other..................................................       163        (58)
                                                         --------   --------
  Total deferred taxes.................................  $(16,251)  $(16,830)
                                                         ========   ========
Gross deferred tax liabilities.........................  $(32,806)  $(30,220)
Gross deferred tax assets..............................    16,555     13,390
                                                         --------   --------
                                                         $(16,251)  $(16,830)
                                                         ========   ========

     Deferred Tax Expense.  In 1992, deferred tax expense resulted from timing differences in the recognition of revenue and expense for tax and financial reporting purposes.  The sources of these timing differences were as follows
(in thousands of dollars):
                                                                        1992
                                                                       -----
Accelerated depreciation........................................       $ 828
Property taxes assessed.........................................        (328)
Equity investments..............................................         811
Oil and gas.....................................................        (210)
Amortization of migration of storage gas inventories............         (39)
Amortization of loss on bond redemption.........................         (51)
Deferred gas costs..............................................        (274)
Customer contributions..........................................        (913)
Other...........................................................        (497)
                                                                       -----
  Total deferred tax expense....................................       $(673)
                                                                       =====

4.  CAPITALIZATION

     Common Stock Equity. The Company issued five percent stock dividends in May 1994, May 1993 and May 1992. Earnings per share of common stock, cash dividends per share of common stock and average number of common shares outstanding have been restated to reflect the stock dividends.
     Pursuant to its DRIP, the Company issued 307,000 shares of common stock in 1994, 247,000 shares in 1993, and 238,000 shares in 1992. In January 1995, the
Company amended its DRIP to allow the Company to acquire common shares on the open market to meet the dividend reinvestment and optional payment requirements of the DRIP. Except to the extent that purchase of shares on the open market becomes difficult, the Company does not expect to issue new shares under the plan.
     In January 1994, the Company issued 747,500 shares of common stock pursuant to a shelf registration. Net proceeds of approximately $14,629,000 were used to reduce notes payable to banks incurred to finance the Company's ongoing capital expenditure program and for general corporate purposes.
     The Company has short-term credit arrangements and long-term debt indentures which contain, among other restrictions, limits on the payment of dividends beyond certain levels of retained earnings. Under the most restrictive of these covenants, all of the Company's retained earnings of $15,027,000 was available for the payment of dividends on any class of stock at December 31, 1994.
     Cumulative Convertible Preferred Stock. At December 31, 1994 and 1993, 7,505 and 7,605 shares of the Company's $2.3125 cumulative convertible preferred shares were outstanding and each share was convertible at the option of the holder to 4.11 shares of common stock. At December 31, 1994, 30,846 shares of common stock are reserved for issuance upon conversion to holders of the convertible preferred stock. In 1994, 1993 and 1992, preferred shares totalling 100, 1,186 and 500 were converted into 411, 4,873 and 2,055 shares of the Company's common stock, respectively.

     Cumulative Preferred Stock of Subsidiary. The cumulative preferred stock of Southeastern is callable at Southeastern's option at $105 per share.
Payment of dividends on Southeastern's preferred stock is fully guaranteed by the Company.
     Long-Term Debt. In 1994, the Company recorded an extraordinary charge of $1,286,000, net of tax, for the early extinguishment of its 9.8% debentures due 2014. In 1993, the Company also recorded an extraordinary charge of $177,000, net of tax, for the planned redemption of its 10% debentures, due 2007 and 2008, which occurred in February 1994. The Company completed the refinancing of its higher cost debt in 1994 by retiring the variable rate term loan due 1997 and all of Southeastern's outstanding first mortgage bonds. These redemptions were funded through the private placement of $55,000,000 of 10-year notes at 8.00% and $25,000,000 of 30-year notes at 8.32%.
     There are no annual maturities or sinking fund requirements for the Company's existing debt over the next five years.


5.  SHORT-TERM BORROWINGS

     The Company maintains unsecured lines of credit at two banks. Interest on all such lines are at variable rates, which do not exceed the banks' prime lending rates. These arrangements are set to expire during 1995 and the Company expects they will be renegotiated at comparable terms.

     Information regarding these borrowings for each of the last three years is as follows (in thousands of dollars):
                                                  1994       1993       1992
                                                -------    -------    -------
Notes payable balance at year end...........    $50,000    $52,342    $53,100
Unused lines of credit at year end..........     39,900     17,658     18,400
Average interest rate at year end...........        6.6%       4.2%       4.4%
Maximum borrowings at any month-end.........    $55,842    $63,450    $53,100
Average borrowings..........................     31,392     42,347     22,285
Weighted average cost of borrowing..........        5.2%       4.1%       4.5%

6.  FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     Financial Instruments. The following methods and assumptions were used to estimate the fair value of each significant class of financial instruments:
     Cash, temporary cash investments, trade payables and receivables, notes payable to banks, and variable rate long-term debt. The carrying amount approximates fair value.
     Long-term debt. The fair values of the Company's fixed-rate long-term debt are estimated based on quoted market prices for the same or similar issues or where no market quotes are available, based on discounted future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

     The estimated fair values of the Company's long-term debt as of
December 31, 1994 and 1993 are as follows (in thousands of dollars):
                                           1994                  1993
                                    -------------------   -------------------
                                    Carrying     Fair     Carrying     Fair
                                     Amount      Value     Amount      Value
                                    --------    -------   --------   --------
Long-term debt..................... $104,910    $99,313   $117,022   $121,250

     Hedging Activities. SEMCO enters into sales commitments which may extend up to 24 months into the future. Because of the volatility of natural gas prices, there are significant market risks associated with these commitments. To manage these risks, SEMCO maintains a hedging program. The primary objective of SEMCO's hedging program is to attempt to eliminate the effect of price fluctuations in the natural gas spot market on their extended sales commitments.
     SEMCO uses several mechanisms to hedge against this market risk. The most frequently used hedges are natural gas futures and options. SEMCO may also enter into natural gas swap agreements, contract to purchase natural gas from producers for future delivery or inject gas into storage for later withdrawal. Gains and losses on these transactions, accounted for as hedges, are included in revenues in the same period natural gas is delivered to customers pursuant to the underlying marketing contracts.

     The carrying cost of futures and options contracts are included with related margin deposits in other current assets.  The following summarizes the estimated fair value, determined based on market quotes, at December 31, 1994 and December 31, 1993 of SEMCO's futures contracts, options contracts and contract deposits (in thousands of dollars):
                                                       1994            1993
                                                      ------          ------
Futures Contracts
  Notional amount (MMcf)......................         8,730           8,200
  Carrying cost...............................        $5,353          $3,076
  Unrealized gain (loss)......................        (2,863)         (2,142)
                                                      ------          ------
  Estimated Fair Value........................        $2,490          $  934
                                                      ======          ======
Options Contracts
  Notional amount (MMcf)......................         1,810           2,600
  Carrying cost...............................        $  504          $  380
  Deferred premium costs......................          (412)           (245)
                                                      ------          ------
  Estimated Fair Value........................        $   92          $  135
                                                      ======          ======
Contract Deposits (cost approximates
  fair value).................................        $1,000          $2,000
                                                      ======          ======

     As of December 31, 1994, SEMCO also had outstanding natural gas swap agreements covering a notional amount of 16,663,000 Mcf. The estimated unrealized loss of these agreements, determined by market quotes, was $123,000 at December 31, 1994. There were no swap agreements outstanding in 1993.
     SEMCO also hedges certain of its sales commitments with gas held in storage. At December 31, 1994, SEMCO held approximately 3,053,000 Mcf in storage with a net carrying value of $6,666,000, which approximates fair value. SEMCO has deferred losses associated with this gas of $1,207,000, which is also recorded in other current assets. SEMCO did not hold any significant amounts of gas-in-storage at December 31, 1993.


7.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     Pension Plans. The Company has non-contributory, defined benefit pension plans, covering substantially all employees. Pension plan benefits are generally based upon years of service and compensation during the final years of employment. The Company's funding policy is to contribute amounts annually to the plans based upon actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations. The Company contributes at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended.
     At December 31, 1994, plan assets consisted of 44.1% equity investments, 17.1% guaranteed income insurance contracts, 28.3% fixed income securities and 10.5% cash equivalents. The Company's pension expense was $2,261,000, $1,728,000 and $1,821,000 in the years 1994, 1993 and 1992, respectively.

     Combined net periodic pension cost for the Company's defined benefit plans consists of the following components (in thousands of dollars):
                                                  1994       1993       1992
                                                -------    -------    -------
Service cost................................    $ 1,700    $ 1,442    $ 1,387
Interest cost on projected benefit
  obligation................................      3,246      2,983      2,861
Actual return on assets.....................        287     (2,562)    (2,191)
Amortization of prior service costs.........        471        482        482
Amortization of unrecognized net gain.......         (8)      (313)      (357)
Amortization of transition obligation.......         79         79         79
Asset loss deferred.........................     (3,514)      (383)      (440)
                                                -------    -------    -------
Net periodic pension cost...................    $ 2,261    $ 1,728    $ 1,821
                                                =======    =======    =======

     The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets as of December 31, 1994 and 1993 (in thousands of dollars):
                                                             1994       1993
                                                           -------    -------
Actuarial present value of benefit obligations:
  Vested benefit obligation.............................   $30,744    $32,807
  Non-vested benefit obligation.........................     1,748      1,299
                                                           -------    -------
Accumulated benefit obligation..........................   $32,492    $34,106
                                                           =======    =======

Projected benefit obligation............................   $42,068    $45,632
Plan assets at fair value...............................    35,816     36,685
                                                           -------    -------
Projected benefit obligation in excess of plan assets...   $ 6,252    $ 8,947
Unrecognized net gain...................................     3,464        294
Unrecognized prior service cost.........................    (5,048)    (5,519)
Unrecognized net transition obligation at December 31...      (664)      (744)
                                                           -------    -------
Pension liability recognized in the consolidated
  balance sheet.........................................   $ 4,004    $ 2,978
                                                           =======    =======

     Significant pension plan assumptions are as follows:
                                                      1994     1993     1992
                                                      -----    -----    -----
Plan discount rates...............................    8.25%    7.25%    8.00%
Expected long-term rate of return on assets.......    9.00%    9.00%    9.00%
Rates of increase in future compensation levels...    5.00%    5.00%    5.00%

     Other Postretirement Benefits. In addition to providing pension benefits, the Company provides certain medical and prescription drug benefits to qualified retired employees, their spouses and covered dependents. To qualify, a retiree must have started employment before January 1, 1992 and have had at least ten years of service. Retirees with less than 30 years of service are required to contribute from 5% to 50% of the Company's coverage cost, with the percentage depending on the retiree's age and years of service. Employees hired after January 1, 1992 are not eligible for these benefits under the current plan.
     In December 1990, the FASB issued SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new standard requires the Company to change its method of accounting for the cost of retiree medical benefits that are provided to retirees from a pay-as-you-go (cash) method to a full accrual method. Accrual of such costs is required during the years that the employee renders service to the Company until the date of full eligibility. The Company adopted SFAS 106 effective January 1, 1993.
     In December 1992, the MPSC issued a generic order addressing the adoption of SFAS 106 by utilities under their jurisdiction. The order allows Michigan utilities to adopt SFAS 106 for accounting and ratemaking purposes, subject to a final order in a general rate case filed before 1996. The generic order requires external funding for amounts recovered in rates. The Company plans to file general rate cases in accordance with the order during 1995. Any rate relief granted will be based on all elements of cost of service, including this obligation.

   The combined net periodic retiree medical costs consisted of (in thousands of dollars):
                                                         1994           1993
                                                        ------         ------
Service cost.......................................     $1,621         $1,546
Interest cost......................................      2,825          2,943
Actual return on assets............................         42           (255)
Net amortization and deferral......................      1,238          1,611
                                                        ------         ------
Net periodic retiree medical cost..................     $5,726         $5,845
                                                        ======         ======

     In 1994 and 1993, the Company expensed net retiree medical costs of $951,000 and $841,000, respectively, consisting of total costs incurred under the pay-as-you-go method plus additional SFAS 106 costs recorded by the non-utility subsidiaries. In 1994, the Company also expensed $437,000 of SFAS 106 costs pursuant to certain MPSC orders regarding the reduction in Michigan state property taxes. See Note 2 for further discussion of these MPSC orders. The Company recorded regulatory assets related to the utility subsidiaries' SFAS 106 costs of $4,338,000 and $4,425,000 in 1994 and 1993, respectively.
     The Company funds retiree medical benefits on a discretionary basis through an Internal Revenue Code Section 401(h) account. In 1993 and 1992, the Company made cash contributions to the 401(h) account of $579,000 and $314,000, respectively. No contributions were made to the 401(h) account in 1994.

     The funded status of the retiree medical benefit plans is reconciled with the liability recorded at December 31, 1994 and December 31, 1993 as follows
(in thousands of dollars):
                                                        1994           1993
                                                      --------       --------
Actuarial present value of estimated benefits:
  Retirees..........................................  $ 12,605       $ 13,843
  Fully eligible active.............................     8,822          8,131
  Other active......................................    19,851         20,407
                                                      --------       --------
Accumulated retiree medical obligation..............  $ 41,278       $ 42,381
Plan assets at fair value...........................     4,396          4,438
                                                      --------       --------
Projected retiree medical obligation in excess of
  plan assets.......................................  $ 36,882       $ 37,943
Unrecognized net obligation at transition...........   (30,237)       (31,917)
Unrecognized net (gain) loss........................     2,919         (1,448)
                                                      --------       --------
Recorded liability..................................  $  9,564       $  4,578
                                                      ========       ========

     Significant plan assumptions are as follows:
                                                         1994           1993
                                                         -----          -----
Plan discount rate..................................     8.25%          7.25%
Expected long-term rate of return on assets.........     9.00%          9.00%

     The 1994 costs were developed based on the substantive health care plan in effect at January 1, 1994. As of December 31, 1994, the actuary assumed that retiree medical cost increases would be 11.5% in 1994, 11.1% in 1995, and decrease uniformly to 6.8% in 2005 and thereafter and that prescription drug cost increases would be 15.2% in 1994, 14.5% in 1995, and decrease uniformly to 6.8% in 2005 and thereafter. The health care cost trend rate assumption significantly affects the amounts reported. For example, a one percentage point increase in each year would increase the accumulated retiree medical obligation as of December 31, 1994 by $7,950,000 and the aggregate of the service and interest cost components of net periodic retiree medical costs for 1994 by $1,001,000.
     Employee Stock Ownership Trust. The Company has an employee stock ownership trust (ESOT) which covers substantially all employees. Under the provisions of this trust, the Company may contribute an annual amount at its discretion for the benefit of eligible employees. The contribution, if any, may be made in cash or in common shares of the Company. For the years 1994, 1993 and 1992, the Company's contributions were $600,000, $600,000 and $400,000, respectively.
     In December 1988, the trust borrowed $4,000,000 under a term loan to purchase 274,348 shares of the Company's common stock. In accordance with applicable accounting rules, the Company recorded the ESOT indebtedness in long-term debt on its balance sheet with an offsetting charge to common stock equity captioned "Unearned compensation-ESOT." The amount of dividends on ESOT shares used by the trust to pay debt service in 1993 and 1992 were $185,000 and $675,000, respectively. Interest expense incurred by the trust in those years was $5,000 and $45,000, respectively. The ESOT term loan was paid in full in 1993.

8.  COMMITMENTS AND CONTINGENCIES

     Construction Program. The Company's plans for expansion and improvement of its distribution and transmission system, as well as other operations, are under a process of continuing review. Aggregate capital expenditures for all segments of the Company's operations for 1995 are projected at $24,780,000. Certain commitments have been made in connection with these expenditures.
     Guarantees. SEMCO Arkansas Pipeline Company, a wholly-owned subsidiary of SEMCO, has a 32% interest in a partnership which operates the NOARK Pipeline System (NOARK). NOARK is a 302-mile intrastate natural gas pipeline, originating in northwest Arkansas and extending northeast across the state.
The pipeline became operational during the third quarter of 1992.
     The Company, SEMCO Arkansas Pipeline Company and SEMCO have guaranteed 40% of the principal and interest payments on approximately $89,400,000 of debt used to finance the pipeline. Of the total debt, $59,850,000 is outstanding pursuant to a long-term arrangement requiring annual principal payments of approximately $3,150,000 together with interest on the unpaid balance. This arrangement matures in 2009 and has a fixed interest rate of 9.7375%. The remaining debt is pursuant to a $30,000,000 multibank revolving line of credit which currently matures April 26, 1997. Under the terms of the credit agreement, NOARK may request, on an annual basis, a one year extension of the then-effective termination date. At December 31, 1994, NOARK had $29,550,000 outstanding under the agreement with interest payments at a variable interest rate.
     NOARK has been operating below capacity and generating losses since it was placed in service. The pipeline experienced significant cost overruns during construction which resulted in higher financing costs than expected. Competition from two interstate pipelines in the Arkansas region has required NOARK to discount its transportation charges to attract volumes to the pipeline. In addition, on January 1, 1994, a major shipper of firm volumes on the NOARK system discontinued shipments of gas under its contract and ceased payment of the firm demand fee pursuant to legal action.
     In December 1993, Vesta Energy Corporation (Vesta), a firm shipper on NOARK, filed a complaint in the Federal District Court for the Northern District of Oklahoma against seven defendants, including NOARK. Vesta sought actual damages on several theories in an aggregate amount exceeding $1,000,000, sought punitive damages in excess of $1,000,000 and sought to rescind its contracts with certain defendants, including its firm transportation contract with NOARK.
     Under the terms of Vesta's 50,000 Mcf per day contract with NOARK, Vesta is obligated to pay full firm rates which consist of a demand fee of approximately 19.3 cents per Mcf on 50,000 Mcf per day and approximately
9.2 cents per Mcf for volumes actually transported on the NOARK system. This contract is set to expire in 1997.
     In February 1994, the defendants, including NOARK, filed a motion for dismissal of Vesta's claim due to lack of Federal jurisdiction in the Oklahoma court. In addition, NOARK and certain other defendants filed separate claims in Arkansas against Vesta for breach of contract. In June 1994, the Oklahoma court dismissed Vesta's case. In January 1995, Vesta filed a counterclaim and third party complaint in the Federal District Court for the Western District of Arkansas against twelve defendants, including NOARK and SEMCO Arkansas Pipeline

Company. Vesta seeks both punitive and actual damages each in excess of $1,000,000 and seeks to be excused from performance under its contracts with certain defendants, including NOARK. Vesta alleges it was fraudulently induced into such contracts and also seeks relief pursuant to federal and state antitrust statutes and other state laws. The Company does not expect that the January 1995 action by Vesta against SEMCO Arkansas Pipeline Company will have a significant negative impact on the Company's results of operation.
     As these circumstances continue, NOARK's operating cash flows will be insufficient to meet debt service requirements. Principally subject to ultimate resolution of the above legal actions, the Company estimates a net cash outflow in the range of $1,500,000 to $2,000,000 during 1995 related to its investment in NOARK and the guarantee. The Company contributed $906,000 to NOARK pursuant to the guarantee in October 1994 and $760,000 in January 1995.
     The NOARK partners are currently investigating several options available to NOARK. Management continues to believe that no write-down of its investment in NOARK is appropriate at this time. Therefore, no provision for any loss has been made in the accompanying financial statements.


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

     At December 31, 1994, the Company held the following interests in these affiliates:
                                                                      Percent
                                                                     Ownership
                                                                     ---------
Eaton Rapids Gas Storage System..................................        50%
Michigan Intrastate Lateral System...............................        50
Michigan Intrastate Pipeline System..............................        50
Nimrod Natural Gas Corporation...................................        11
Nimrod Limited Partnership.......................................        29
NOARK Gas Services, L.P..........................................        40
NOARK Pipeline System, L.P.......................................        32

     Summarized combined financial information for the Company's investments in affiliate companies for the years ended December 31, 1994, 1993 and 1992 is as follows (in thousands of dollars):
                                                 1994       1993       1992
                                               --------   --------   --------
Net sales...................................   $ 20,152   $ 19,717   $ 19,199
Operating income............................   $  8,334   $  8,105   $  5,337
Net income (loss)...........................   $    329   $ (1,284)  $  1,108
                                               ========   ========   ========

The Company's share of net income (loss)....   $    (20)  $   (51)   $    601
                                               ========   ========   ========

Current assets..............................   $  9,320   $  5,636   $  9,467
Non-current assets..........................    140,530    144,961    138,442
                                               --------   --------   --------
Total assets................................   $149,850   $150,597   $147,909
                                               ========   ========   ========

Current liabilities.........................   $ 12,505   $ 16,748   $ 13,129
Non-current liabilities.....................    113,902    108,259    106,660
Equity......................................     23,443     25,590     28,120
                                               --------   --------   --------
Total liabilities and equity................   $149,850   $150,597   $147,909
                                               ========   ========   ========

The Company's equity investment.............   $  9,754   $  8,902   $  9,999
                                               ========   ========   ========
The Company's share of undistributed
  earnings (losses).........................   $   (903) $   (151)   $  1,067
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

     The following amounts are shown in thousands of dollars, except per share amounts:
Quarters                                 First    Second     Third    Fourth
--------                               --------   -------   -------  --------
1994
  Operating revenue................... $134,788   $75,953   $60,453  $101,236
  Operating income....................   12,107     2,715       514     6,955
  Net income (loss) available for
    common stock before
    extraordinary item................    9,505       513    (2,556)    3,816
  Extraordinary item..................       --    (1,286)       --        --
                                       --------   -------   -------   -------
  Net income (loss) available for
    common stock......................    9,505      (773)   (2,556)    3,816
  Earnings (loss) per share of
    common stock before
    extraordinary item<F1><F2>........      .84       .05      (.23)      .34
  Earnings (loss) per share of
    common stock<F1><F2>..............      .84      (.07)     (.23)      .34
  Cash dividends per share of
    common stock<F1>..................      .19       .19       .20       .20
1993
  Operating revenue................... $ 99,155   $53,011   $40,451   $96,346
  Operating income....................   11,592     2,518       340     6,980
  Net income (loss) available for
    common stock before
    extraordinary item................    7,861      (165)   (2,433)    4,477
  Extraordinary item..................       --        --        --      (177)
                                       --------   -------   -------   -------
  Net income (loss) available for
    common stock......................    7,861      (165)   (2,433)    4,300
  Earnings (loss) per share of
    common stock before
    extraordinary item<F1><F2>........      .78      (.02)     (.24)      .44
  Earnings (loss) per share of
    common stock<F1><F2>..............      .78      (.02)     (.24)      .43
  Cash dividends per share of
    common stock<F1>..................      .18       .18       .19       .19

<F1>
Adjusted for five percent stock dividends in May 1994 and May 1993.
<F2>
Total for each year may not equal annual earnings per share due to changes in shares outstanding.

                              ARTHUR ANDERSEN LLP

                   Report of Independent Public Accountants


To Southeastern Michigan Gas Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC. (a Michigan corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Michigan Gas Enterprises, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

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


                                       ARTHUR ANDERSEN LLP

Detroit, Michigan,
  February 8, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information appearing under the captions "Information About Directors and Executive Officers" and "Other Executive Officers" in Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 18, 1995 Annual Meeting of Shareholders is incorporated by reference herein.



ITEM 11.  EXECUTIVE COMPENSATION


     The information appearing under the captions "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors and Executive Officers" in Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 18, 1995 Annual Meeting of Shareholders is incorporated by reference herein.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The information appearing under the caption "Stock Outstanding, Voting Rights and Votes Required" in the Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 18, 1995 Annual Meeting of Shareholders, is incorporated by reference herein.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information appearing under the caption "Certain Business Relationships of Directors" in the Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 18, 1995 Annual Meeting to Shareholders, is incorporated by reference herein.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Consolidated Financial Statements.  The following financial statements are included in Part II, item 8 above.
                                                               Pages in 10-K
                                                               -------------
          Consolidated Statements of Income for the years
            ended December 31, 1994, 1993 and 1992                   20

          Consolidated Statements of Cash Flows for the
            years ended December 31, 1994, 1993 and 1992             21

          Consolidated Balance Sheets as of
            December 31, 1994 and 1993                               22

          Consolidated Statements of Capitalization as
            of December 31, 1994 and 1993                            23

          Consolidated Statements of Changes in
            Stockholders' Investment for the years
            ended December 31, 1994, 1993 and 1992                   24

          Notes to the Consolidated Financial Statements           25-38

          Report of Independent Public Accountants                   39

(a)  2.   Financial Statement Schedules.

          The following additional data should be read in conjunction with the
          Consolidated Financial Statements in Part II, item 8 above.
          Schedules not included herein have been omitted because they are not applicable or the required information is shown in such financial statements or notes thereto.
          Schedule
           Number                                              Pages in 10-K
          --------                                             -------------
             I      Condensed Financial Information of
                    Southeastern Michigan Gas Company                46

            II      Consolidated Valuation and Qualifying
                    Accounts for the years ended
                    December 31, 1994, 1993 and 1992                 50

(a)  3.   Exhibits, including those incorporated by reference
                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
-------             -----------                           --------    ---------
  2       Plan of Acquisition, etc.                          NA           NA

  3       Articles of Incorporation and Bylaws

  3(a)    1--Articles of Incorporation of Southeastern
             Michigan Gas Enterprises, Inc.
             (Enterprises), as restated
             July 11, 1989.(a)                                            x
          2--Certificate of amendment to Article III of
             the Articles of Incorporation dated
             May 16, 1990.(b)                                             x

 3(b)     Bylaws of Enterprises--last revised
          March 1, 1995.                                     x

 4(a)     Trust Indenture dated April 1, 1992, between
          Enterprises and NBD Bank, N.A. as Trustee.(e)                   x

 4(b)     Note Agreement dated June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(g)                                              x

 9        Voting Trust Agreement.                            NA           NA

10        Material Contracts.

10(a)     Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(c)                              x

10(b)     Group A Employment Contract.(f)                                 x

10(c)     Short-Term Incentive Plan.(f)                                   x

10(d)     Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(h)                                             x

11        Statement re computation of per share earnings.    NA           NA
12        Statements re computation of ratios.(d)                         x
13        Annual report to shareholders.                     NA           NA
16        Letter re change in certifying accountant.         NA           NA
18        Letter re change in accounting principles.         NA           NA
21        Subsidiaries of the Registrant.                    x
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consent of Independent Public Accountants.         x
24        Power of Attorney.                                 x
27        Financial Data Schedule.                           x
28        Information from reports furnished to state
          insurance regulatory authorities.                  NA           NA
99        Proxy Statement dated March 21, 1995.(i)                        x

Key to Exhibits Incorporated by Reference

     (a) Filed with Enterprises' Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (b) Filed with Enterprises' Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (c) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (d) Filed with Enterprises' Form 10-K for 1991, dated March 27, 1992, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (f) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (g) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (h) Filed with Enterprises' Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (i) Filed March 20, 1995, pursuant to Rule 14a-6 of the Exchange Act, File No. 0-8503.


ITEM 14. (Continued)

(b) No reports on Form 8-K have been filed during the quarter ended December 31, 1994.

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

                                    SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.

Date:  March 28, 1995               By Ward N. Kirby
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                    Title                          Date
          ---------                    -----                          ----

Ward N. Kirby             President                             March 28, 1995
                              (Director and Principal
                              Executive Officer)

Robert F. Caldwell        Executive Vice President              March 28, 1995
                              (Director)

Marcia M. Chmielewski     Vice President, Treasurer and         March 28, 1995
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

Frank G. Andreoni*        Director                              March 28, 1994

Daniel A. Burkhardt*      Director                              March 28, 1994

John T. Ferris*           Director                              March 28, 1994

Michael O. Frazer*        Director                              March 28, 1994

Harvey I. Klein*          Director                              March 28, 1994

William March*            Director                              March 28, 1994

Edith A. Stotler*         Director                              March 28, 1994

Robert J. Thomson*        Director                              March 28, 1994

John W. Wirtz*            Director                              March 28, 1994

*By Ward N. Kirby                                               March 28, 1994
    Attorney-in-fact

SCHEDULE I

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                       SOUTHEASTERN MICHIGAN GAS COMPANY

                              STATEMENT OF INCOME
                                                 Years ended December 31,
                                            ---------------------------------
                                             1994         1993         1992
                                            -------      -------      -------
                                                 (Thousands of Dollars)
OPERATING REVENUE
  Gas sales                                 $74,151      $72,486      $65,585
  Transportation                              3,057        3,125        2,809
  Other operations                              490          380          361
                                            -------      -------      -------
                                             77,698       75,991       68,755
                                            -------      -------      -------

OPERATING EXPENSES
  Cost of gas sold                           47,240       46,297       40,990
  Operations                                 11,642       11,406       11,329
  Maintenance                                 2,227        2,019        1,808
  Depreciation                                3,869        3,690        3,460
  Income taxes                                2,019        2,071        1,690
  Taxes other than income taxes               3,538        3,488        3,217
                                            -------      -------      -------
                                             70,535       68,971       62,494
                                            -------      -------      -------

OPERATING INCOME                              7,163        7,020        6,261

OTHER INCOME, NET                               203          179          207
                                            -------      -------      -------

INCOME BEFORE INCOME DEDUCTIONS               7,366        7,199        6,468
                                            -------      -------      -------

INCOME DEDUCTIONS
  Interest on long-term debt                  1,853        1,676        1,703
  Other interest                                516          614          524
  Amortization of debt expense                  169          145          145
                                            -------      -------      -------

                                              2,538        2,435        2,372
                                            -------      -------      -------

NET INCOME                                    4,828        4,764        4,096
  Dividends on preferred stock                  178          178          178
                                            -------      -------      -------

NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                        $ 4,650      $ 4,586      $ 3,918
                                            =======      =======      =======

SCHEDULE I
 (cont.)
                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                       SOUTHEASTERN MICHIGAN GAS COMPANY

                                 BALANCE SHEET
                                  A S S E T S
                                  -----------

                                                            December 31,
                                                      ------------------------
                                                        1994            1993
                                                      --------        --------
                                                       (Thousands of Dollars)
UTILITY PLANT
  Plant in service, at original cost                  $131,794        $124,533
    Less - Accumulated depreciation                     52,526          49,340
                                                      --------        --------
                                                        79,268          75,193
  Construction work in progress                            110             780
                                                      --------        --------

                                                        79,378          75,973
                                                      --------        --------

OTHER PROPERTY                                             491             378
                                                      --------        --------

CURRENT ASSETS
  Cash and temporary cash investments, at cost             715             100
  Receivables
    Affiliates                                             199              85
    Nonaffiliates, less reserves of $177 and $116        7,841           8,652
  Accrued utility revenue                                4,472           6,209
  Material and supplies, at average cost                 1,719           1,581
  Gas in underground storage, at average cost            8,774          11,333
  Property taxes assessed and prepayments                1,548           1,819
  Accumulated deferred income taxes                      1,000              --
  Other current assets                                     137           1,210
                                                      --------        --------

                                                        26,405          30,989
                                                      --------        --------

DEFERRED CHARGES
  Unamortized debt expense                               1,912           1,057
  Deferred gas charges, recoverable from customers          --             145
  Other                                                  7,853           5,981
                                                      --------        --------

                                                         9,765           7,183
                                                      --------        --------

                                                      $116,039        $114,523
                                                      ========        ========

SCHEDULE I
  (cont.)
                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                       SOUTHEASTERN MICHIGAN GAS COMPANY

                                 BALANCE SHEET
                        CAPITALIZATION AND LIABILITIES

                                                            December 31,
                                                      ------------------------
                                                        1994            1993
                                                      --------        --------
                                                       (Thousands of Dollars)
CAPITALIZATION
  Common stock equity                                 $ 39,592        $ 38,942
  Cumulative preferred stock                             3,100           3,100
  Long-term debt                                        23,000          17,333
  Capital lease obligations                                649             323
                                                      --------        --------

                                                        66,341          59,698
                                                      --------        --------

CURRENT LIABILITIES
  Note payable to Enterprises                           12,670          19,940
  Current maturities of long-term debt                      --             165
  Current maturities of capital lease obligations           --             330
  Accounts payable
    Affiliates                                           2,001           2,468
    Nonaffiliates                                        4,567           5,537
  Customer advance payments                              3,985           3,037
  Accrued taxes                                            911             319
  Accrued interest                                          --             278
  Amounts payable to customers                             107               5
  Accumulated deferred income taxes                         --             227
  Other                                                  2,557           2,145
                                                      --------        --------

                                                        26,798          34,451
                                                      --------        --------

COMMITMENTS AND CONTINGENCIES

DEFERRED CREDITS
  Accumulated deferred income taxes                      4,086           4,040
  Unamortized investment tax credits                     2,195           2,363
  Customer advances for construction                     5,954           5,650
  Other                                                 10,665           8,321
                                                      --------        --------

                                                        22,900          20,374
                                                      --------        --------

                                                      $116,039        $114,523
                                                      ========        ========

SCHEDULE I
 (cont.)
                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                       SOUTHEASTERN MICHIGAN GAS COMPANY

                            STATEMENT OF CASH FLOWS
                                                 Years ended December 31,
                                            ---------------------------------
                                              1994        1993        1992
                                            --------    --------    --------
                                                 (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITY
  Cash received from customers              $ 81,263    $ 76,261    $ 66,933
  Cash paid for payrolls and to suppliers    (59,478)    (61,665)    (58,070)
  Interest paid                               (2,647)     (2,363)     (2,198)
  Income taxes paid                           (3,069)     (5,711)     (1,781)
  Taxes other than income taxes paid          (3,272)     (3,540)     (3,256)
  Other cash receipts and payments, net           11       1,921        (978)
                                            --------    --------    --------
    NET CASH FROM OPERATING ACTIVITY          12,808       4,903         650
                                            --------    --------    --------
CASH FLOW FROM INVESTING ACTIVITY
  Capital expenditures                        (6,371)     (6,413)     (7,248)
  Proceeds from sale of property
    and equipment                                128         107          --
                                            --------    --------    --------
    NET CASH FROM INVESTING ACTIVITY          (6,243)     (6,306)     (7,248)
                                            --------    --------    --------
CASH FLOW FROM FINANCING ACTIVITY
  Change in notes payable to Enterprises      (7,270)      5,575      11,550
  Issuance of long-term debt                  23,000          --          --
  Repayment of long-term debt                (17,502)        (29)     (1,149)
  Payment of dividends                        (4,178)     (4,078)     (3,778)
                                            --------    --------    --------
    NET CASH FROM FINANCING ACTIVITY          (5,950)      1,468       6,623
                                            --------    --------    --------
    NET INCREASE IN CASH AND
    TEMPORARY CASH INVESTMENTS                   615          65          25

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of Year                              100          35          10
                                            --------    --------    --------
  End of Year                               $    715    $    100    $     35
                                            ========    ========    ========

RECONCILIATION OF NET INCOME TO
  NET CASH FROM OPERATING ACTIVITY
  Net income available for common stock     $  4,650    $  4,586    $  3,918
  Adjustments to reconcile net income to
    net cash from operating activity
      Depreciation                             3,869       4,163       3,827
      Deferred taxes and ITC                  (1,349)     (2,971)       (459)
      Accounts receivable                        697       1,318      (2,140)
      Accrued utility revenue                  1,737        (798)        (13)
      Materials and supplies and gas in
        underground storage                    2,421        (803)     (2,537)
      Property taxes assessed and
        prepayments                              271       2,268        (355)
      Accounts payable                        (1,438)        704         (79)
      Amounts payable to customers               102        (230)     (1,095)
      Other, net                               1,848      (3,334)       (417)
                                            --------    --------    --------
    NET CASH FROM OPERATING ACTIVITY        $ 12,808    $  4,903    $    650
                                            ========    ========    ========

SCHEDULE II

                                   SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                             (Thousands of Dollars)
                                                                      Additions     Deductions
                                                                      ---------    From Reserve
                                                           Balance    Provision   for Purpose of      Balance
                                                          Beginning    Charged   Which the Reserve      End
     Description                                          of Period   to Income    Was Provided      of Period
-------------------------------------------------------   ---------   ---------  -----------------   ---------

                                         FOR THE YEAR ENDED DECEMBER 31, 1994
                                         ------------------------------------
RESERVE DEDUCTED FROM RECEIVABLES IN BALANCE SHEET -
  Uncollectible accounts                                    $1,355     $  899         $1,365           $  889
                                                            ======     ======         ======           ======

RESERVE DEDUCTED FROM OTHER PROPERTY IN BALANCE SHEET -
  Oil and gas leasehold reserve                             $1,102     $ -0-          $  401           $  701
                                                            ======     ======         ======           ======

  Real estate land cost reserve                             $1,100     $ -0-          $ -0-            $1,100
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
                                                            ======     ======         ======           ======

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                                 Exhibit Index
                                   Form 10-K
                                     1994

                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
-------             -----------                           --------    ---------
  2       Plan of Acquisition, etc.                          NA           NA

  3       Articles of Incorporation and Bylaws

  3(a)    1--Articles of Incorporation of Southeastern
             Michigan Gas Enterprises, Inc.
             (Enterprises), as restated
             July 11, 1989.(a)                                            x
          2--Certificate of amendment to Article III of
             the Articles of Incorporation dated
             May 16, 1990.(b)                                             x

 3(b)     Bylaws of Enterprises--last revised
          March 1, 1995.                                     x

 4(a)     Trust Indenture dated April 1, 1992, between
          Enterprises and NBD Bank, N.A. as Trustee.(e)                   x

 4(b)     Note Agreement dated June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(g)                                              x

 9        Voting Trust Agreement.                            NA           NA

10        Material Contracts.

10(a)     Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(c)                              x

10(b)     Group A Employment Contract.(f)                                 x

10(c)     Short-Term Incentive Plan.(f)                                   x

10(d)     Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(h)                                             x

11        Statement re computation of per share earnings.    NA           NA
12        Statements re computation of ratios.(d)                         x
13        Annual report to shareholders.                     NA           NA
16        Letter re change in certifying accountant.         NA           NA
18        Letter re change in accounting principles.         NA           NA
21        Subsidiaries of the Registrant.                    x
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consent of Independent Public Accountants.         x
24        Power of Attorney.                                 x
27        Financial Data Schedule.                           x
28        Information from reports furnished to state
          insurance regulatory authorities.                  NA           NA
99        Proxy Statement dated March 21, 1995.(i)                        x

Key to Exhibits Incorporated by Reference

     (a) Filed with Enterprises' Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (b) Filed with Enterprises' Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (c) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (d) Filed with Enterprises' Form 10-K for 1991, dated March 27, 1992, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (f) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (g) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (h) Filed with Enterprises' Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (i) Filed March 20, 1995, pursuant to Rule 14a-6 of the Exchange Act, File No. 0-8503.