Form 10-Q
period 1995-03-31
SOUTHEASTERN MICHIGAN GAS ENTERPRISES INC
filed 1995-05-15
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1995

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

The number of shares of common stock outstanding as of April 30, 1995, is 11,296,241.

                              INDEX TO FORM 10-Q
                              ------------------

                       For Quarter Ended March 31, 1995


                                                                        Page
                                                                       Number
                                                                       ------
COVER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1


INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2


PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .     3

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . .    10


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .    15

   Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . .    15

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .    15


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17


                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Thousands of Dollars Except Per Share Amounts)
                                                                       Three                   Twelve
                                                                   Months Ended             Months Ended
                                                                     March 31,                March 31,
                                                              ---------------------     ---------------------
                                                                1995         1994         1995         1994
                                                              --------     --------     --------     --------
OPERATING REVENUE
  Gas sales                                                   $ 69,284     $ 89,054     $176,190     $210,931
  Gas marketing                                                 42,722       40,716      160,288       95,459
  Transportation                                                 3,543        3,383       12,160       11,843
  Other operations                                               1,756        1,635        6,309        6,362
                                                              --------     --------     --------     --------
                                                              $117,305     $134,788     $354,947     $324,595
                                                              --------     --------     --------     --------
OPERATING EXPENSES
  Cost of gas sold                                            $ 46,426     $ 63,967     $118,128     $147,966
  Cost of gas marketed                                          41,708       39,639      156,041       91,988
  Operations                                                     8,248        7,722       31,581       30,556
  Maintenance                                                    1,041        1,066        4,478        4,380
  Depreciation                                                   2,986        2,920       11,615       12,265
  Income taxes                                                   4,022        5,027        4,198        6,920
  Taxes other than income taxes                                  2,215        2,340        8,061        8,575
                                                              --------     --------     --------     --------
                                                              $106,646     $122,681     $334,102     $302,650
                                                              --------     --------     --------     --------
OPERATING INCOME                                              $ 10,659     $ 12,107     $ 20,845     $ 21,945
OTHER INCOME (LOSS), NET                                          (210)         170         (423)         959
                                                              --------     --------     --------     --------
INCOME BEFORE INCOME DEDUCTIONS                               $ 10,449     $ 12,277     $ 20,422     $ 22,904
                                                              --------     --------     --------     --------
INCOME DEDUCTIONS
  Interest on long-term debt                                  $  2,157     $  2,170     $  8,592     $  9,233
  Other interest                                                   674          471        1,991        1,758
  Amortization of debt expense                                     112           82          413          334
  Dividends on preferred stock of subsidiary                        45           45          178          178
                                                              --------     --------     --------     --------
                                                              $  2,988     $  2,768     $ 11,174     $ 11,503
                                                              --------     --------     --------     --------
NET INCOME AVAILABLE FOR COMMON STOCK BEFORE PREFERRED
  STOCK DIVIDENDS AND EXTRAORDINARY ITEM                      $  7,461     $  9,509     $  9,248     $ 11,401
    Dividends on convertible preferred stock                         4            4           18           18
                                                              --------     --------     --------     --------
NET INCOME AVAILABLE FOR COMMON STOCK
  BEFORE EXTRAORDINARY ITEM                                   $  7,457     $  9,505     $  9,230     $ 11,383
EXTRAORDINARY ITEM-Loss on early extinguishment of debt,
  net of income taxes of $692 and $96 in 1995 and
  1994, respectively                                                 -            -        1,286          177
                                                              --------     --------     --------     --------
NET INCOME AVAILABLE FOR COMMON STOCK                         $  7,457     $  9,505     $  7,944     $ 11,206
                                                              ========     ========     ========     ========
EARNINGS PER SHARE OF COMMON STOCK BEFORE EXTRAORDINARY ITEM  $    .63     $    .84     $    .79     $   1.06
                                                              ========     ========     ========     ========
EARNINGS PER SHARE OF COMMON STOCK                            $    .63     $    .84     $    .68     $   1.04
                                                              ========     ========     ========     ========
CASH DIVIDENDS PER SHARE OF COMMON STOCK                      $    .19     $    .18     $    .75     $    .72
                                                              ========     ========     ========     ========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)      11,862       11,311       11,745       10,727
                                                              ========     ========     ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                  A S S E T S

                                          (Unaudited)               (Unaudited)
                                           March 31,  December 31,   March 31,
                                             1995         1994         1994
                                           --------     --------     --------
                                                 (Thousands of Dollars)
UTILITY PLANT
  Plant in Service, at Cost                $290,141     $287,414     $275,047
    Less - Accumulated depreciation          79,435       76,674       73,326
                                           --------     --------     --------
                                           $210,706     $210,740     $201,721
OTHER PROPERTY, net                          15,390       16,015       16,689
                                           --------     --------     --------
                                           $226,096     $226,755     $218,410
                                           --------     --------     --------
CURRENT ASSETS
  Cash and temporary cash investments,
    at cost                                $  3,931     $  2,611     $  1,734
  Receivables, less allowances of
    $1,061 at March 31, 1995, $899
    at December 31, 1994 and $1,552
    at March 31, 1994                        27,732       22,807       31,047
  Accrued revenue                            23,413       33,299       36,689
  Materials and supplies, at average cost     3,587        3,352        3,192
  Gas in underground storage                 11,559       36,120        9,219
  Gas charges, recoverable from customers     3,581        8,203       11,477
  Accumulated deferred income taxes           2,558        2,471            0
  Other                                       7,892       12,016        8,896
                                           --------     --------     --------
                                           $ 84,253     $120,879     $102,254
                                           --------     --------     --------
DEFERRED CHARGES
  Unamortized debt expense                 $  6,038     $  6,150     $  5,879
  Deferred gas charges, recoverable
    from customers                              729          798        1,171
  Advances to equity investees                1,666          906            -
  Other                                      16,922       16,210       12,506
                                           --------     --------     --------
                                           $ 25,355     $ 24,064     $ 19,556
                                           --------     --------     --------
                                           $335,704     $371,698     $340,220
                                           ========     ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                   STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                          (Unaudited)               (Unaudited)
                                           March 31,  December 31,   March 31,
                                             1995         1994         1994
                                           --------     --------     --------
                                                 (Thousands of Dollars)
COMMON STOCK EQUITY
  Common stock-par value $1 per share,
    20,000,000 shares authorized;
    11,310,943, 11,260,584 and
    10,507,607 shares outstanding          $ 11,311     $ 11,261     $ 10,508
  Capital surplus                            82,489       81,091       77,780
  Retained earnings                          19,672       15,027       21,109
                                           --------     --------     --------
                                           $113,472     $107,379     $109,397
                                           --------     --------     --------
CUMULATIVE CONVERTIBLE PREFERRED STOCK
  Convertible preferred stock - par value
    $1 per share; authorized 500,000
    shares issuable in series; each
    convertible to 4.11 common shares      $      7     $      8     $      8
  Capital surplus                               178          180          182
                                           --------     --------     --------
                                           $    185     $    188     $    190
                                           --------     --------     --------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
  $100 par value (redemption price
    $105 per share); authorized
    50,000 shares issuable in series;
    31,000 shares outstanding              $  3,100     $  3,100     $  3,100
                                           --------     --------     --------
LONG-TERM DEBT                             $104,878     $104,910     $ 79,570
                                           --------     --------     --------
CURRENT LIABILITIES
  Notes payable to banks                   $ 19,200     $ 50,000     $ 44,350
  Current maturities of long-term debt          -            -          3,665
  Accounts payable                           21,917       36,245       38,829
  Customer advance payments                   5,141        8,736        2,156
  Accrued taxes                               4,293          726        6,072
  Accrued interest                            2,686        1,145        1,199
  Accumulated deferred income taxes             -            -            139
  Amounts payable to customers                  922          115        1,582
  Other                                       7,906        7,723        5,252
                                           --------     --------     --------
                                           $ 62,065     $104,690     $103,244
                                           --------     --------     --------
DEFERRED CREDITS
  Accumulated deferred income taxes        $ 18,742     $ 18,722     $ 16,744
  Unamortized investment tax credit           3,250        3,325        3,517
  Deferred gas costs payable to suppliers       788          866        1,224
  Customer advances for construction          8,360        8,559        7,727
  Other                                      20,864       19,959       15,507
                                           --------     --------     --------
                                           $ 52,004     $ 51,431     $ 44,719
                                           --------     --------     --------
                                           $335,704     $371,698     $340,220
                                           ========     ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Thousands of Dollars)
                                                               Three Months Ended       Twelve Months Ended
                                                                   March 31,                 March 31,
                                                             ---------------------     ---------------------
                                                               1995         1994         1995         1994
                                                             --------     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                               $123,495     $116,486     $382,545     $303,001
  Cash paid for payrolls and to suppliers                     (83,265)     (83,140)    (325,796)    (268,862)
  Interest paid                                                (1,290)      (3,297)      (9,097)     (11,401)
  Income taxes paid                                            (1,401)         --        (4,780)      (5,975)
  Taxes other than income taxes paid                             (656)        (796)      (7,826)      (8,597)
  Other cash receipts and payments, net                           479          400          925        2,911
                                                             --------     --------     --------     --------
    NET CASH FROM OPERATING ACTIVITIES                       $ 37,362     $ 29,653     $ 35,971     $ 11,077
                                                             --------     --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Natural gas distribution property additions                $ (2,900)    $ (2,548)     (20,705)     (19,363)
  Investment in other natural gas related prop.                   --           (32)          (1)      (1,541)
  Other property additions                                        (76)        (690)        (804)      (1,168)
  Property retirement costs, net of proceeds                      (58)         (22)        (349)        (323)
  Advances to equity investees                                   (760)         --        (1,666)          --
                                                             --------     --------     --------     --------
    NET CASH FROM INVESTING ACTIVITIES                       $ (3,794)    $ (3,292)    $(23,525)    $(22,395)
                                                             --------     --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                   $  1,860     $ 16,324        5,920       21,158
  Repurchase of common stock <F1>                                (969)         --          (969)         --
  Net change in notes payable to banks                        (30,800)      (7,992)     (25,150)      16,475
  Issuance of long-term debt                                      --           --        80,000       20,000
  Repayment of long-term debt                                     (32)     (33,787)     (61,028)     (39,036)
  Payment of dividends                                         (2,307)      (2,137)      (9,022)      (7,913)
                                                             --------     --------     --------     --------
    NET CASH FROM FINANCING ACTIVITIES                       $(32,248)    $(27,592)    $(10,249)    $ 10,684
                                                             --------     --------     --------     --------
    NET INCREASE (DECREASE) IN CASH AND
    TEMPORARY CASH INVESTMENTS                               $  1,320     $ (1,231)    $  2,197     $   (634)
                                                             --------     --------     --------     --------
CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of Period                                        $  2,611     $  2,965     $  1,734     $  2,368
                                                             --------     --------     --------     --------
  End of Period                                              $  3,931     $  1,734     $  3,931     $  1,734
                                                             ========     ========     ========     ========
RECONCILIATION OF NET INCOME TO
 NET CASH FROM OPERATING ACTIVITIES
  Net income available for common stock                      $  7,457     $  9,505     $  7,944     $ 11,207
  Adjustments to reconcile net income to
   net cash from operating activities:
    Depreciation                                                2,986        2,920       11,615       12,265
    Extraordinary Item                                            --           --         1,286          177
    Deferred taxes and investment tax credits                    (142)         513       (1,493)       2,141
    Equity (income) loss, net of distributions                    416          (41)       1,291          407
    Receivables                                                (4,925)     (12,943)       3,315       (6,309)
    Accrued revenue                                             9,886       (5,411)      13,276      (12,075)
    Materials and supplies and gas in underground storage      24,326       21,629       (2,735)      (2,451)
    Gas charges, recoverable from customers                     4,622        4,493        7,896       (7,463)
    Other current assets                                        4,124          966        1,004       (1,090)
    Accounts payable                                          (14,328)       8,776      (16,912)      16,297
    Customer advances and amounts payable to customers         (2,987)      (4,234)       2,958        1,206
    Accrued taxes                                               3,567        5,810       (1,087)      (2,740)
    Other, net                                                  2,360       (2,330)       7,613         (495)
                                                             --------     --------     --------     --------
      NET CASH FROM OPERATING ACTIVITIES                     $ 37,362     $ 29,653     $ 35,971     $ 11,077
                                                             ========     ========     ========     ========

The notes to the consolidated financial statements are an integral part of these statements.
<F1>
See note 3 of notes to the consolidated financial statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES

     Under the rules and regulations of the Securities and Exchange Commission for Form 10-Q Quarterly Reports, certain footnotes and other financial statement information normally included in Southeastern Michigan Gas Enterprises, Inc.'s (the Company's) year-end financial statements have been condensed or omitted in the accompanying unaudited financial statements. These financial statements prepared by the Company should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information in the accompanying financial statements reflects, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the information shown, subject to year-end and other adjustments, as later information may require.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of."

     In general, this statement requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The need for an impairment loss is evaluated by comparing the carrying cost of the asset to the future cash flows (undiscounted and without interest charges) expected from the use and eventual disposition of the asset. Measurement of the impairment loss is based on the fair value of the asset. In addition, SFAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date.

     The Company anticipates adopting this standard on January 1, 1996, and does not expect that adoption will have a material impact on the financial position or results of operations of the Company.


(2)  REGULATORY MATTERS

     At March 31, 1995, the Company had a total of $226,000 in remaining take-or-pay liabilities. These costs are substantially recoverable from ratepayers. The Company does not anticipate additional take-or-pay assessments.

     At March 31, 1995, the Company had $1,580,000 of remaining direct-billed liabilities related to Federal Energy Regulatory Commission (FERC) Order 636 (Order 636). The Company does not anticipate any significant additional direct billings. As with take-or-pay costs, Order 636 costs are substantially recoverable from ratepayers.

(3)  CAPITALIZATION

Common Stock Equity
- -------------------

     On April 18, 1995, the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.20 per share. In addition, the Board declared a 5% common stock dividend. Both dividends are payable on May 15 to shareholders of record on May 5. Earnings per common share, cash dividends per common share and weighted average number of shares outstanding give retroactive effect for all periods presented to the 5% stock dividends in May 1995 and 1994.

     In February 1995, the Company paid a quarterly cash dividend of $.20 per share to its common shareholders. Of the total dividend of $2,259,000, $814,000 was reinvested by shareholders into common stock through participation in the Dividend Reinvestment and Common Stock Purchase Plan (the DRIP). This portion of the first quarter dividend and shareholders' optional cash payments of $446,000, resulted in 66,879 shares issued to existing shareholders during the quarter pursuant to the DRIP; 49,761 of such shares were purchased in the open market for reissuance and 17,118 shares of which were newly issued. In addition, the Company sold 32,830 shares of common stock to the Southeastern Michigan Gas Enterprises, Inc. Employee Stock Ownership Trust for $600,000 in January 1995.


(4)  COMMITMENTS AND CONTINGENCIES

     SEMCO Arkansas Pipeline Company, a wholly-owned subsidiary of SEMCO Energy Services, Inc. (SEMCO), has a 32% interest in a partnership which operates the NOARK Pipeline System (NOARK). NOARK is a 302-mile intrastate natural gas pipeline, originating in northwest Arkansas and extending northeast across the state. The pipeline became operational during the third quarter of 1992.

     The Company, SEMCO Arkansas Pipeline Company and SEMCO have guaranteed 40% of the principal and interest payments on approximately $88,400,000 of debt used to finance the pipeline. Of the total debt, $59,063,000 is outstanding pursuant to a long-term arrangement requiring annual principal payments of approximately $3,150,000 together with interest on the unpaid balance. This arrangement matures in 2009 and has a fixed interest rate of 9.7375%. The remaining debt is pursuant to a $30,000,000 multibank revolving line of credit which currently matures April 26, 1998. Under the terms of the credit agreement, NOARK may request, on an annual basis, a one year extension of the then-effective termination date. At March 31, 1995, NOARK had $29,350,000 outstanding under the agreement with interest payments at a variable interest rate.

     NOARK has been operating below capacity and generating losses since it was placed in service. The pipeline experienced significant cost overruns during construction which resulted in higher financing costs than expected. Competition from two interstate pipelines in the Arkansas region has required NOARK to discount its transportation charges to attract volumes to the pipeline. In addition, on January 1, 1994, Vesta Energy Corporation (Vesta), a major shipper of firm volumes on the NOARK system, discontinued shipments of gas under its contract and ceased payment of the firm demand fee.

     Under the terms of Vesta's 50,000 Mcf per day contract with NOARK, Vesta is obligated to pay full firm rates which consist of a demand fee of approximately 19.3 cents per Mcf on 50,000 Mcf per day and approximately 9.2 cents per Mcf for volumes actually transported on the NOARK system. This contract is set to expire in 1997.

     Litigation involving the Vesta firm transportation agreement has occurred in three forums. In December 1993, Vesta filed suit in an Oklahoma federal court against NOARK and several other defendants, not including SEMCO Arkansas Pipeline Company. Vesta sought rescission of the firm transportation agreement and its contracts with other defendants and sought actual damages in excess of $1,000,000 and punitive damages exceeding $1,000,000. In June 1994, the Oklahoma suit was dismissed on federal jurisdiction grounds only.

     In February 1994, NOARK filed suit in Arkansas state court against Vesta seeking recovery for breach of the firm transportation agreement. That action, in which SEMCO Arkansas Pipeline Company is a party in its capacity as a general partner of NOARK, remains pending in Arkansas state court and no trial date has been set.

     Also in February 1994, the NOARK managing partner and three related parties sued Vesta in Arkansas federal court over certain contracts. In January 1995, Vesta filed in that action a counterclaim and third-party complaint against eleven parties, bringing SEMCO Arkansas Pipeline Company into that lawsuit. Vesta alleges it was fraudulently induced into executing the firm transportation agreement and other contracts and also alleges a conspiracy among the defendants and violations of federal and state antitrust laws. Vesta seeks rescission of the firm transportation agreement and its contracts with other defendants and seeks actual and punitive damages each in excess of $1,000,000. SEMCO Arkansas Pipeline Company has filed an answer to the third-party complaint, denying any liability. A court-ordered settlement conference was held in April 1995 and no settlement was reached. Trial of the federal action is scheduled for December 1995. The Company does not expect that the January 1995 action by Vesta against SEMCO Arkansas Pipeline Company will have a significant negative impact on the Company's results of operation.

     As these circumstances continue, NOARK's operating cash flows will be insufficient to meet debt service requirements. Assuming no resolution of the above legal actions, the Company estimates a net cash outflow in the range of $1,500,000 to $2,000,000 during 1995 related to its investment in NOARK and the guarantee. The Company contributed $906,000 to NOARK in October 1994, $760,000 in January 1995 and $800,000 in April 1995.

     The NOARK partners are currently investigating several options available to NOARK. Management continues to believe that no write-down of its investment in NOARK is appropriate at this time. Therefore, no provision for any loss has been made in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     Consolidated net income available for common shareholders for the quarter ended March 31, 1995 was $7,457,000, or $.63 per share, compared to $9,505,000, or $.84 per share, for the quarter ended March 31, 1994.

     Consolidated net income available for common shareholders before extraordinary item for the twelve months ended March 31, 1995 was $9,230,000, or $.79 per share, compared to $11,383,000, or $1.06 per share, for twelve months ended March 31, 1994. Consolidated net income available for common shareholders for the twelve months ended March 31, 1995 and March 31, 1994 was $7,944,000 ($.68 per share) and $11,206,000 ($1.04 per share) reflecting extraordinary charges, net of tax, of $1,286,000, ($.11 per share) and $177,000 ($.02 per share), respectively, for the early extinguishment of debt.

     Since the Company's primary business of natural gas distribution depends upon the winter months for the majority of its operating revenue, a substantial portion of the annual results of operations is earned during the first quarter of the year. Therefore, the Company's results of operations for the three-month periods ended March 31, 1995 and 1994 are not necessarily indicative of results for a full year.

     See Note 4 in the notes to the consolidated financial statements for a discussion of commitments and contingencies.

     A comparison of quarterly and twelve-month-to-date revenues, margins and system throughput follows on the next page.

                                                                Three Months Ended       Twelve Months Ended
                                                                     March 31,                 March 31,
                                                               --------------------     ---------------------
                                                                 1995         1994        1995         1994
                                                               -------      -------     --------     --------
                                                                         (in thousands of dollars)
Operating Revenue
  Gas Sales
    Residential                                                $43,306      $55,555     $108,817     $129,898
    Commercial                                                  21,033       27,181       53,265       64,554
    Industrial                                                   4,945        6,318       14,108       16,479
                                                               -------      -------     --------     --------
                                                               $69,284      $89,054     $176,190     $210,931
  Cost of Gas Sold                                              46,426       63,967      118,128      147,966
                                                               -------      -------     --------     --------
    Gross Margin                                               $22,858      $25,087     $ 58,062     $ 62,965
                                                               =======      =======     ========     ========

  Gas Marketing                                                $42,722      $40,716     $160,288     $ 95,459
  Cost of Gas Marketed                                          41,708       39,639      156,041       91,988
                                                               -------      -------     --------     --------
                                                               $ 1,014      $ 1,077     $  4,247     $  3,471
                                                               =======      =======     ========     ========

  Transportation                                               $ 3,543      $ 3,383     $ 12,160     $ 11,843
                                                               =======      =======     ========     ========

  Other                                                        $ 1,756      $ 1,635     $  6,309     $  6,362
                                                               =======      =======     ========     ========
                                                                        (in millions of cubic feet)
  Gas Volumes
    Gas Sales
      Residential                                               10,403       11,736       22,104       24,673
      Commercial                                                 5,354        6,042       11,782       13,201
      Industrial                                                 1,329        1,536        3,257        3,623
                                                               -------      -------     --------     --------
                                                                17,086       19,314       37,143       41,497
                                                               =======      =======     ========     ========

    Gas Marketing                                               27,169       15,566       89,685       39,203
                                                               =======      =======     ========     ========

    Gas Transported                                              7,485        5,985       22,793       19,399
                                                               =======      =======     ========     ========

  Degree Days - Actual                                           3,247        3,715        6,394        7,399
              - Percent of Normal                                  100%         115%          95%         110%
  Gas Sales Customers-Average                                  221,221      215,455      217,523      211,958


QUARTER RESULTS

     Gross margin on gas sales decreased by $2,229,000 as gas volumes sold for the three month period ended March 31, 1995 decreased 12% from the same period in 1994. Volumes decreased despite the addition of over 5,700 gas sales customers as temperatures during the first quarter of 1994 were 15% colder than normal while temperatures in the first quarter of 1995 were almost normal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Natural gas volumes marketed for the first quarter of 1995 increased by 75% over the same period in 1994 while gas marketing margins declined by $63,000. Increased competition in the gas marketing industry, prompted by Order 636, contributed to the decrease in margins per unit of gas marketed, while volumes increased through SEMCO's expanded services and the increased demand for gas marketing services. While marketing volumes have increased substantially, future marketing volumes and margins are subject to significant competitive factors. In addition to fluctuations caused by the price of alternative fuels and seasonal patterns, competition within the natural gas marketing industry continues to increase in the post-Order 636 environment.

     Transportation revenues during the quarter increased $160,000, or 5%, compared to the same period in 1994 while volumes increased 25%. The increase in volumes was primarily due to the increase of coal-displacement volumes realized in 1995. Coal-displacement transportation volumes are sensitive to natural gas prices relative to coal and generally contribute a lower margin.

     Operations and maintenance expense increased by $501,000, or 6%, in the first quarter compared to a year ago. Contributing to the increase were approximately $300,000 of restructuring charges associated with a plan to centralize certain administrative and engineering functions previously performed in several locations throughout the State of Michigan.

     In connection with this restructuring certain employees were given the option of moving to the centralized location or accepting severance agreements. As of March 31, 1995, the Company recorded restructuring charges for the cost of severance agreements accepted by 16 employees.
Less than 10 employees receiving the severance option had not made decisions as of March 31, 1995.

     The Company does not expect to incur additional material charges in connection with this restructuring. The Company is, however, continuing to evaluate opportunities to restructure other appropriate functions.

     For the three months ended March 31, 1995, income taxes decreased $1,005,000, or 20%, over the same period in 1994 due primarily to lower pre-tax earnings.

     Other income (loss), net reflects the after-tax loss from the Company's investment in NOARK of $395,000 for the first quarter of 1995 compared with a loss of $156,000 for the first quarter of 1994. The 1995 results reflect the loss of all firm volumes associated with Vesta. From January through May 1994, an affiliate of Southwestern Energy Pipeline Company, a NOARK general partner, which was providing 25,000 Mcf per day of the gas transported by Vesta over the NOARK system, shipped these volumes at the full firm rate.

     Interest on long-term debt decreased slightly year-to-year due to the refinancing of higher rate debt during 1994. Other interest increased $203,000 due primarily to higher interest rates on short-term borrowings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


TWELVE-MONTH RESULTS

     Gas sales margin decreased $4,903,000, or 8%, for the twelve month period ended March 31, 1995, compared to the same period a year earlier. The addition of over 5,500 gas sales customers offset a portion of the impact of weather that was 14% warmer than the prior period. In the period ending March 31, 1995, temperatures were 5% warmer than normal, while temperatures in the prior period were 10% colder than normal.

     Gas marketing volumes and margins increased by 50,482 million cubic feet, or 129%, and $776,000, or 22%, respectively, over the prior period. The twelve-month comparison of marketing activities continues to highlight the impact of Order 636, which significantly increased the demand for natural gas marketing and related services.

     Operations and maintenance expense increased by $1,123,000 in the current period compared to the same period a year ago. Approximately $600,000 of the increase was due to the expensing of certain retiree medical expenses pursuant to particular Michigan Public Service Commission orders. The orders required that savings generated by property tax reductions in the State of Michigan be offset by reductions in the retiree medical regulatory assets. Also contributing to the increase in operations and maintenance expenses was approximately $300,000 in certain restructuring costs.

     Depreciation expense declined $650,000 from the $12,265,000 expensed in the twelve-months ended March 31, 1994. The decrease results primarily from lower depletion costs and a decline in non-affiliate equipment leasing.

     Other income (loss), net, declined from income of $959,000 for the twelve months ended March 31, 1994 to a loss of $423,000 in the same period ending March 31, 1995. The decline primarily reflects the increase in the loss (net of tax) from the Company's investment in NOARK from $395,000 to $1,439,000 over the respective periods.

     Interest on long-term debt decreased by $641,000 and other interest increased by $233,000 due primarily to the Company's refinancing of long-term debt and the increase in short-term borrowing rates.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash from operating activities for the three and twelve month periods ended March 31, 1995, as compared to the same periods last year, increased $7,709,000 and $24,894,000, respectively. The changes in operating cash flows between the periods is primarily due to the timing of cash receipts and cash payments and its effect on working capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     The Company anticipates spending approximately $17,000,000 for capital items during the remainder of 1995. These estimated amounts will primarily relate to customer additions and system replacement in the gas distribution operations.

     See Note 4 for a discussion of contributions to the NOARK Pipeline System pursuant to the Company's guarantees of the pipeline's debt.

     Financing activities used $32,248,000 in funds during the first quarter of 1995, primarily to reduce notes payable to banks. Changes in financing cash flows between the three and twelve month periods ended March 31, 1995 and 1994 primarily highlight the February 1994 issuance of 747,500 shares of common stock, the Company's implementation of common stock repurchasing in January, 1995 for resales through the DRIP, increased dividend payments, and the timing of the Company's debt refinancing in 1993 and 1994.


FUTURE FINANCING SOURCES

     The remainder of the Company's operating cash flow needs, as well as dividend payments and capital expenditures for the balance of 1995, is expected to be generated primarily through operating activities and short-term borrowings.

     At March 31, 1995, the Company had $70,700,000 in unused lines of credit. Cash inflows from a reduction in receivables from heating season sales will also provide the Company with funds during the second quarter of the year.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          See Note 4 of "Notes to the Consolidated Financial Statements" for a discussion regarding litigation involving the NOARK Pipeline System.


Item 2.   Changes in Securities.

          Retained earnings were available for payment of dividends on preferred and common stock at March 31, 1995, as follows:

          Total Retained Earnings - $19,672,000

          Amount Available for Payment of Dividends - $19,672,000

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits - (See page 17 for the Exhibit Index.)

          --Articles of Incorporation of Southeastern Michigan Gas
               Enterprises, Inc. (Enterprises), as restated July 11, 1989. --Certificate of Amendment to Article III of the Articles of
               Incorporation dated May 16, 1990.
          --Bylaws of Enterprises--last revised March 1, 1995.
          --Trust Indenture dated April 1, 1992, between Enterprises and
               NBD Bank, N.A. as Trustee.
          --Note Agreement dated as of June 1, 1994, relating to issuance of
               $80,000,000 of long-term debt.
          --Guaranty Agreement dated October 10, 1991, relating to financing of
               NOARK.
          --Group A Employment Contract.
          --Short-Term Incentive Plan.
          --Deferred Compensation and Phantom Stock Purchase Agreement (for outside directors only).

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the first quarter of 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                                               (Registrant)



Dated:  May 15, 1995
                                 By:  /s/Marcia M. Chmielewski
                                      -----------------------------------------
                                      Marcia M. Chmielewski, Vice President and
                                      Principal Accounting and Financial
                                      Officer

                                 EXHIBIT INDEX
                                   Form 10-Q
                              First Quarter 1995
                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
- -------             -----------                           --------    ---------
 2        Plan of Acquisition, etc.                          NA           NA
 3(a)     1--Articles of Incorporation of Southeastern
             Michigan Gas Enterprises, Inc.
             (Enterprises), as restated
             July 11, 1989.(e)                                            x
          2--Certificate of Amendment to Article III
             of the Articles of Incorporation dated
             May 16, 1990.(f)                                             x
 3(b)     Bylaws of Enterprises--last revised
          March 1, 1995.(g)                                               x
 4(a)     Trust Indenture dated April 1, 1992, between
          Enterprises and NDB Bank, N.A. as Trustee.(b)                   x
 4(b)     Note Agreement dated as of June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(d)                                              x
10        Material Contracts.
10(a)     Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(a)                              x
10(b)     Group A Employment Contract.(c)                                 x
10(c)     Short-Term Incentive Plan.(c)                                   x
10(d)     Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).                                                x
11        Statement re computation of per share earnings.    NA           NA
15        Letter re unaudited interim financial
          information.                                       NA           NA
18        Letter re change in accounting principle.          NA           NA
19        Report furnished to security holders.              NA           NA
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consent of Independent Public Accountants.         NA           NA
24        Power of Attorney.                                 NA           NA
27        Financial Data Schedule.                           x
99        Additional exhibits.                               NA           NA

Key to Exhibits Incorporated by Reference
     (a) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (b) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (c) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (d) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (f) Filed with Enterprises' Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (g) Filed with Enterprises' Form 10-K for 1994, dated March 28, 1995, File No. 0-8503.
                                     -17-