Form 10-Q
period 1995-06-30
SOUTHEASTERN MICHIGAN GAS ENTERPRISES INC
filed 1995-08-14
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1995

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

The number of shares of common stock outstanding as of July 28, 1995, is 11,799,796.

                              INDEX TO FORM 10-Q
                              ------------------

                        For Quarter Ended June 30, 1995


                                                                        Page
                                                                       Number
                                                                       ------
COVER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1


INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2


PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .     3

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . .    10


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .    16

   Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . .    16

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .    16


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18


                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                             SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                                                  CONSOLIDATED STATEMENT OF INCOME
                                                             (Unaudited)
                                           (Thousands of Dollars Except Per Share Amounts)
                                                                Three Months Ended      Six Months Ended       Twelve Months Ended
                                                                     June 30,                June 30,                June 30,
                                                                 -----------------     -------------------     -------------------
                                                                 1 9 9 5   1 9 9 4      1 9 9 5    1 9 9 4      1 9 9 5    1 9 9 4
                                                                 -------   -------     --------   --------     --------   --------
OPERATING REVENUE
  Gas sales                                                      $33,523   $32,928     $102,807   $121,983     $176,784   $212,710
  Gas marketing                                                   27,980    38,458       70,702     79,174      149,812    116,474
  Transportation                                                   2,915     2,837        6,458      6,220       12,237     11,969
  Other operations                                                 1,323     1,730        3,079      3,364        5,902      6,385
                                                                 -------   -------     --------   --------     --------   --------
                                                                 $65,741   $75,953     $183,046   $210,741     $344,735   $347,538
                                                                 -------   -------     --------   --------     --------   --------
OPERATING EXPENSES
  Cost of gas sold                                               $21,504   $22,156     $ 67,930   $ 86,124     $117,475   $149,688
  Cost of gas marketed                                            27,165    37,343       68,873     76,982      145,864    112,351
  Operations                                                       7,740     7,403       15,988     15,125       31,918     30,400
  Maintenance                                                      1,029     1,095        2,070      2,160        4,413      4,581
  Depreciation                                                     2,975     2,916        5,961      5,836       11,674     12,145
  Income taxes                                                       408       272        4,430      5,299        4,335      7,432
  Taxes other than income taxes                                    1,960     2,053        4,175      4,393        7,968      8,605
                                                                 -------   -------     --------   --------     --------   --------
                                                                 $62,781   $73,238     $169,427   $195,919     $323,647   $325,202
                                                                 -------   -------     --------   --------     --------   --------
OPERATING INCOME                                                 $ 2,960   $ 2,715     $ 13,619   $ 14,822     $ 21,088   $ 22,336
OTHER INCOME (LOSS), NET                                            (237)       22         (447)       192         (681)       723
                                                                 -------   -------     --------   --------     --------   --------
INCOME BEFORE INCOME DEDUCTIONS                                  $ 2,723   $ 2,737     $ 13,172   $ 15,014     $ 20,407   $ 23,059
                                                                 -------   -------     --------   --------     --------   --------
INCOME DEDUCTIONS
  Interest on long-term debt                                     $ 2,133   $ 1,708     $  4,290   $  3,878     $  9,017   $  8,589
  Other interest                                                     135       391          809        862        1,735      1,886
  Amortization of debt expense                                       112        76          224        158          448        326
  Dividends on preferred stock of subsidiary                          44        45           89         89          178        178
                                                                 -------   -------     --------   --------     --------   --------
                                                                 $ 2,424   $ 2,220     $  5,412   $  4,987     $ 11,378   $ 10,979
                                                                 -------   -------     --------   --------     --------   --------
NET INCOME AVAILABLE FOR COMMON STOCK BEFORE PREFERRED
  STOCK DIVIDENDS AND EXTRAORDINARY ITEM                         $   299   $   517     $  7,760   $ 10,027     $  9,029   $ 12,080
    Dividends on convertible preferred stock                           4         4            8          9           17         18
                                                                 -------   -------     --------   --------     --------   --------
NET INCOME AVAILABLE FOR COMMON STOCK BEFORE EXTRAORDINARY ITEM  $   295   $   513     $  7,752   $ 10,018     $  9,012   $ 12,062
EXTRAORDINARY ITEM-Loss on early extinguishment of debt,
  net of income taxes of $692 for the three and six months
  ended June 30, 1994, and $788 for the twelve months ended
  June 30, 1994                                                      -       1,286          -        1,286          -        1,463
                                                                 -------   -------     --------   --------     --------   --------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK                     $   295   $  (773)    $  7,752   $  8,732     $  9,012   $ 10,599
                                                                 =======   =======     ========   ========     ========   ========
EARNINGS PER SHARE OF COMMON STOCK BEFORE EXTRAORDINARY ITEM     $   .02   $   .04     $    .65   $    .87     $    .76   $   1.09
                                                                 =======   =======     ========   ========     ========   ========
EARNINGS (LOSS) PER SHARE OF COMMON STOCK                        $   .02   $  (.07)    $    .65   $    .76     $    .76   $    .96
                                                                 =======   =======     ========   ========     ========   ========
CASH DIVIDENDS PER SHARE OF COMMON STOCK                         $   .19   $   .18     $    .38   $    .37     $    .76   $    .73
                                                                 =======   =======     ========   ========     ========   ========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)        11,848    11,632       11,855     11,472       11,799     11,018
                                                                 =======   =======     ========   ========     ========   ========

The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET



                                  A S S E T S



                                                              (Unaudited)                         (Unaudited)
                                                               June 30,         December 31,       June 30,
                                                                 1995              1994              1994
                                                               --------          --------          --------
                                                                          (Thousands of Dollars)
UTILITY PLANT:
  Plant in Service, at Cost                                    $294,403          $287,414          $278,958
    Less - Accumulated depreciation                              81,925            76,674            75,339
                                                               --------          --------          --------
                                                               $212,478          $210,740          $203,619
OTHER PROPERTY, net                                              15,006            16,015            16,254
                                                               --------          --------          --------
                                                               $227,484          $226,755          $219,873
                                                               --------          --------          --------
CURRENT ASSETS
  Cash and temporary cash investments, at cost                 $  2,408          $  2,611          $ 52,682
  Receivables, less allowances of $974 at June 30, 1995,
    $889 at December 31, 1994, and $1,103 at June 30, 1994       14,000            22,807            18,897
  Accrued revenue                                                13,480            33,299            13,326
  Materials and supplies, at average cost                         3,985             3,352             3,623
  Gas in underground storage                                     19,048            36,120            22,877
  Gas charges, recoverable from customers                         3,657             8,203             6,111
  Accumulated deferred income taxes                               2,557             2,471               -
  Other                                                           5,746            12,016             7,200
                                                               --------          --------          --------
                                                               $ 64,881          $120,879          $124,716
                                                               --------          --------          --------
DEFERRED CHARGES:
  Unamortized debt expense                                     $  5,926          $  6,150          $  6,134
  Deferred gas charges, recoverable from customers                  655               798             1,101
  Advances to equity investees                                    2,466               906               -
  Other                                                          17,756            16,210            13,742
                                                               --------          --------          --------
                                                               $ 26,803          $ 24,064          $ 20,977
                                                               --------          --------          --------
                                                               $319,168          $371,698          $365,566
                                                               ========          ========          ========




The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET

                   STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                                              (Unaudited)                         (Unaudited)
                                                               June 30,         December 31,       June 30,
                                                                 1995              1994              1994
                                                               --------          --------          --------
                                                                          (Thousands of Dollars)
COMMON STOCK EQUITY
  Common stock-par value $1 per share, 20,000,000 shares
    authorized; 11,808,969, 11,260,584 and
    11,114,473 shares outstanding, respectively                $ 11,809          $ 11,261          $ 11,114
  Capital surplus                                                82,130            81,091            78,549
  Retained earnings                                              16,229            15,027            18,231
                                                               --------          --------          --------
                                                               $110,168          $107,379          $107,894
                                                               --------          --------          --------
CUMULATIVE CONVERTIBLE PREFERRED STOCK
  Convertible preferred stock - par value $1 per share;
    authorized 500,000 shares issuable in series;
    each convertible to 4.11 common shares                     $      7          $      8          $      8
  Capital surplus                                                   175               180               182
                                                               --------          --------          --------
                                                               $    182          $    188          $    190
                                                               --------          --------          --------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
  $100 par value (redemption price $105 per share);
    authorized 50,000 shares issuable in series;
    31,000 shares outstanding                                  $  3,100          $  3,100          $  3,100
                                                               --------          --------          --------
LONG-TERM DEBT                                                 $103,588          $104,910          $104,950
                                                               --------          --------          --------

CURRENT LIABILITIES
  Notes payable to banks                                       $ 12,550          $ 50,000          $    -
  Current maturities of long-term debt                              -                 -              58,275
  Accounts payable                                               21,119            36,245            30,193
  Customer advance payments                                       3,146             8,736             2,449
  Accrued taxes                                                   2,158               726             3,108
  Accrued interest                                                1,026             1,145             1,422
  Accumulated deferred income taxes                                 -                 -                 140
  Amounts payable to customers                                      969               115               549
  Other                                                           8,230             7,723             6,175
                                                               --------          --------          --------
                                                               $ 49,198          $104,690          $102,311
                                                               --------          --------          --------
DEFERRED CREDITS
  Accumulated deferred income taxes                            $ 18,940          $ 18,722          $ 18,031
  Unamortized investment tax credit                               3,183             3,325             3,450
  Customer advances for construction                              8,298             8,559             8,142
  Other                                                          22,511            20,825            17,498
                                                               --------          --------          --------
                                                               $ 52,932          $ 51,431          $ 47,121
                                                               --------          --------          --------
                                                               $319,168          $371,698          $365,566
                                                               ========          ========          ========

The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Thousands of Dollars)
                                                                Three Months Ended      Six Months Ended       Twelve Months Ended
                                                                     June 30,                June 30,                June 30,
                                                               -------------------     -------------------     -------------------
                                                                1 9 9 5    1 9 9 4      1 9 9 5    1 9 9 4      1 9 9 5    1 9 9 4
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                 $ 86,981   $114,747     $210,476   $231,233     $354,779   $341,021
  Cash paid for payrolls and to suppliers                       (63,727)   (90,178)    (146,992)  (173,318)    (299,345)  (291,990)
  Interest paid                                                  (3,927)    (1,877)      (5,217)    (5,174)     (11,147)   (10,753)
  Income taxes paid                                              (2,985)    (1,500)      (4,386)    (1,500)      (6,265)    (4,475)
  Taxes other than income taxes paid                               (731)      (682)      (1,387)    (1,478)      (7,875)    (8,479)
  Other cash receipts and payments, net                             659        383        1,138        783        1,201      2,425
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM OPERATING ACTIVITIES                         $ 16,270   $ 20,893     $ 53,632   $ 50,546     $ 31,348   $ 27,749
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Natural gas distribution property additions                  $ (4,972)  $ (4,735)    $ (7,872)  $ (7,283)    $(20,942)  $(20,559)
  Interest in other natural gas related property                    -          -            -          (32)          (1)    (1,600)
  Other property additions                                         (335)        23         (411)      (667)      (1,162)      (990)
  Property retirement costs, net of proceeds                        (95)       (93)        (153)      (115)        (351)      (312)
  Advances to equity investees                                     (800)       -         (1,560)       -         (2,466)       -
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM INVESTING ACTIVITIES                         $ (6,202)  $ (4,805)    $ (9,996)  $ (8,097)    $(24,922)  $(23,461)
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                     $  1,207   $  1,374     $  3,067   $ 17,698     $  5,753   $ 21,122
  Repurchase of common stock<F1>                                 (2,552)       -         (3,521)       -         (3,521)       -
  Net change in notes payable to banks                           (6,650)   (44,350)     (37,450)   (52,342)      12,550    (26,325)
  Issuance of long-term debt                                        -       80,000          -       80,000          -      100,000
  Repayment of long-term debt                                    (1,290)       (10)      (1,322)   (33,797)     (62,308)   (38,712)
  Payment of dividends                                           (2,306)    (2,154)      (4,613)    (4,291)      (9,174)    (8,215)
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM FINANCING ACTIVITIES                         $(11,591)  $ 34,860     $(43,839)  $  7,268     $(56,700)  $ 47,870
                                                               --------   --------     --------   --------     --------   --------
    NET INCREASE (DECREASE) IN CASH AND
      TEMPORARY CASH INVESTMENTS                               $ (1,523)  $ 50,948     $   (203)  $ 49,717     $(50,274)  $ 52,158
                                                               --------   --------     --------   --------     --------   --------
CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of Period                                          $  3,931   $  1,734     $  2,611   $  2,965     $ 52,682   $    524
                                                               --------   --------     --------   --------     --------   --------
  End of Period                                                $  2,408   $ 52,682     $  2,408   $ 52,682     $  2,408   $ 52,682
                                                               ========   ========     ========   ========     ========   ========
RECONCILIATION OF NET INCOME TO NET
 CASH FROM OPERATING ACTIVITIES
  Net income (loss) available for common stock                 $    295   $   (773)    $  7,752   $  8,732     $  9,012   $ 10,599
  Adjustments to reconcile net income to net cash
   from operating activities:
    Depreciation                                                  2,975      2,916        5,961      5,836       11,674     12,145
    Extraordinary item                                              -        1,286          -        1,286          -        1,463
    Deferred taxes and investment tax credits                       132        694          (10)     1,207       (2,055)     3,177
    Equity (income) loss, net of distributions                      388        (19)         804        (60)       1,698          3
    Receivables                                                  13,732     14,033        8,807      1,090        3,014     (9,489)
    Accrued revenue                                               9,933     21,482       19,819     16,071        1,727        305
    Materials and supplies and gas in underground storage        (7,887)   (14,089)      16,439      7,540        3,467      5,797
    Gas charges, recoverable from customers                         (76)     5,366        4,546      9,859        2,454          9
    Other current assets                                          2,146      1,695        6,270      2,661        1,455         65
    Accounts payable                                               (798)   (10,072)     (15,126)    (1,296)      (7,638)     6,114
    Customer advances and amounts payable to customers           (2,010)      (323)      (4,997)    (4,557)       1,271        441
    Accrued taxes                                                (2,135)    (2,272)       1,432      3,538         (950)    (2,346)
    Other, net                                                     (425)       969        1,935     (1,361)       6,219       (534)
                                                               --------   --------     --------   --------     --------   --------
      NET CASH FROM OPERATING ACTIVITIES                       $ 16,270   $ 20,893     $ 53,632   $ 50,546     $ 31,348   $ 27,749
                                                               ========   ========     ========   ========     ========   ========

<F1>
See note 3 of notes to the consolidated financial statements.

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

     In general, this statement requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The need for an impairment loss is evaluated by comparing the carrying cost of the asset to the future cash flows (undiscounted and without interest charges) expected from the use and eventual disposition of the asset. Measurement of the impairment loss is based on the fair value of the asset. In addition, SFAS 121 imposes stricter criteria for the recognition of regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date.

     The Company anticipates adopting this standard on January 1, 1996, and does not expect that adoption will have a material impact on the financial position or results of operations of the Company.


(2)  REGULATORY MATTERS

     At June 30, 1995, the Company had a total of $195,000 in remaining take-or-pay liabilities. These costs are substantially recoverable from ratepayers. The Company does not anticipate additional take-or-pay assessments.

     At June 30, 1995, the Company had $1,257,000 of remaining direct-billed liabilities related to Federal Energy Regulatory Commission (FERC) Order 636 (Order 636). The Company does not anticipate any significant additional direct billings. As with take-or-pay costs, Order 636 costs are substantially recoverable from ratepayers.

(3)  CAPITALIZATION

Common Stock Equity
-------------------

     On June 8, 1995, the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.20 per share payable on August 15 to shareholders of record at the close of business on August 4.

     In May 1995, the Company issued a 5% stock dividend and paid a quarterly cash dividend of $.20 per share to its common shareholders. Shareholders reinvested $818,000 of the cash dividend into common stock through the Dividend Reinvestment and Common Stock Purchase Plan (the DRIP). This portion of the second quarter dividend and shareholders' optional cash payments of $389,000, resulted in 63,008 shares issued to existing shareholders during the quarter pursuant to the DRIP; 61,934 of such shares were purchased in the open market for reissuance and 1,074 shares of which were newly issued.

     In connection with the repurchase of common stock for reissuance, a total of 130,000 and 50,000 shares of common stock were purchased on the open market for $2,552,000 and $969,000 during the second and first quarters of 1995, respectively.

     The May 1995 5% stock dividend resulted in 565,000 shares issued to existing shareholders. Earnings per common share, cash dividends per common share and weighted average number of shares outstanding give retroactive effect for all periods presented to the 5% stock dividends in May 1995 and 1994.


(4)  COMMITMENTS AND CONTINGENCIES

     SEMCO Arkansas Pipeline Company, a wholly-owned subsidiary of SEMCO Energy Services, Inc. (SEMCO) has a 32% interest in a partnership which operates the NOARK Pipeline System (NOARK). NOARK is a 302-mile intrastate natural gas pipeline, originating in northwest Arkansas and extending northeast across the state. The pipeline became operational during the third quarter of 1992.

     The Company, SEMCO Arkansas Pipeline Company and SEMCO have guaranteed 40% of the principal and interest payments on approximately $87,000,000 of debt used to finance the pipeline. Of the total debt, $57,488,000 is outstanding pursuant to a long-term arrangement requiring annual principal payments of approximately $3,150,000 together with interest on the unpaid balance. This arrangement matures in 2009 and has a fixed interest rate of 9.7375%. The remaining debt is pursuant to a $30,000,000 multibank revolving line of credit which currently matures April 26, 1998. Under the terms of the credit agreement, NOARK may request, on an annual basis, a one year extension of the then-effective termination date. At June 30, 1995, NOARK had $29,550,000 outstanding under the agreement with interest payments at a variable interest rate.

     NOARK has been operating below capacity and generating losses since it was placed in service. The pipeline experienced significant cost overruns during construction which resulted in higher financing costs than expected. Competition from two interstate pipelines in the Arkansas region has required NOARK to discount its transportation charges to attract volumes to the pipeline. In addition, on January 1, 1994, Vesta Energy Company (Vesta), a major shipper of firm volumes on the NOARK system, discontinued shipments of gas under its contract and ceased payment of the firm demand fee.

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

     In February 1994, NOARK filed suit in Arkansas state court against Vesta seeking recovery for breach of the firm transportation agreement. SEMCO Arkansas Pipeline Company is a party to that claim in its capacity as a general partner of NOARK. In June 1995, the state court judge ruled that, in order to avoid multiple lawsuits, the state court action should be dismissed without prejudice to filing of the claim in the pending Arkansas federal court action described below. The NOARK general partners have since taken steps to assert the claim for breach of the firm transportation agreement in the pending federal action.

     The NOARK managing partner and three related parties sued Vesta in Arkansas federal court over certain contracts in February 1994. In January 1995, Vesta filed in that action a counterclaim and third-party complaint against eleven parties, bringing SEMCO Arkansas Pipeline Company into that lawsuit. Vesta alleges it was fraudulently induced into executing the firm transportation agreement and other contracts and also alleges a conspiracy among the defendants and violations of federal antitrust laws. Vesta seeks rescission of the firm transportation agreement and its contracts with other defendants and seeks actual and punitive damages each in excess of $1,000,000. SEMCO Arkansas Pipeline Company has filed an answer to the third-party complaint, denying any liability. A court-ordered settlement conference was held in April 1995 and no settlement was reached. Trial of the federal action is scheduled for December 1995. The Company does not expect that the January 1995 action by Vesta against SEMCO Arkansas Pipeline Company will have a significant negative impact on the Company's results of operation.

     As these circumstances continue, NOARK's operating cash flows will be insufficient to meet debt service requirements. Assuming no resolution of the above legal actions, the Company estimates a net cash outflow in the range of $1,500,000 to $2,000,000 during 1995 related to its investment in NOARK and the guarantee. The Company contributed $906,000 to NOARK in October 1994, $760,000 in January 1995, $800,000 in April 1995, and $880,000 in July 1995.

     The NOARK partners are currently investigating several options available to NOARK. Management continues to believe that no write-down of its investment in NOARK is appropriate at this time. Therefore, no provision for any loss has been made in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     Consolidated net income available for common shareholders for the quarter ended June 30, 1995 was $295,000, or $.02 per share, compared to a net loss of $773,000 or $.07 per share, for the quarter ended June 30, 1994. The second quarter 1994 results reflect an extraordinary charge, net of tax, of $1,286,000, or $.11 per share, for the early extinguishment of debt.

     Consolidated net income available for common shareholders was $7,752,000, or $.65 per share, and $8,732,000, or $.76 per share for the six months ended June 30, 1995 and June 30, 1994, respectively. The extraordinary charge, noted above, of $1,286,000, net of tax, or $.11 per share, is reflected in the results for the first half of 1994.

     For the twelve months ended June 30, 1995 and 1994, consolidated net income available for common shareholders was $9,012,000, or $.76 per share, and $10,599,000, or $.96 per share, respectively. The 1994 twelve month results reflect a net-of-tax extraordinary charge of $1,463,000, or $.13 per share, for the early extinguishment of debt.

     Since the Company's primary business of natural gas distribution depends upon the winter months for the majority of its operating revenue, the Company typically experiences nominal net income in the second quarter.

     See Note 4 in the notes to the consolidated financial statements for a discussion of commitments and contingencies.

     A comparison of quarterly, year-to-date, and twelve-month-to-date revenues, margins and system throughput follows on the next page.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)

                                                  Three Months Ended      Six Months Ended       Twelve Months Ended
                                                       June 30,                June 30,                June 30,
                                                   -----------------     -------------------     -------------------
                                                   1 9 9 5   1 9 9 4      1 9 9 5    1 9 9 4      1 9 9 5    1 9 9 4
                                                   -------   -------     --------   --------     --------   --------
                                                                      (in thousands of dollars)
Operating Revenue
  Gas Sales
    Residential                                    $21,082   $20,760     $ 64,388   $ 76,315     $109,139   $130,859
    Commercial                                       9,856     9,527       30,889     36,709       53,593     65,084
    Industrial                                       2,585     2,641        7,530      8,959       14,052     16,767
                                                   -------   -------     --------   --------     --------   --------
                                                   $33,523   $32,928     $102,807   $121,983     $176,784   $212,710
  Cost of Gas Sold                                  21,504    22,156       67,930     86,124      117,475    149,688
                                                   -------   -------     --------   --------     --------   --------
    Gross Margin                                   $12,019   $10,772     $ 34,877   $ 35,859     $ 59,309   $ 63,022
                                                   =======   =======     ========   ========     ========   ========
  Gas Marketing                                    $27,980   $38,458     $ 70,702   $ 79,174     $149,812   $116,474
  Cost of Gas Marketed                              27,165    37,343       68,873     76,982      145,864    112,351
                                                   -------   -------     --------   --------     --------   --------
    Gross Margin                                   $   815   $ 1,115     $  1,829   $  2,192     $  3,948   $  4,123
                                                   =======   =======     ========   ========     ========   ========
  Transportation                                   $ 2,915   $ 2,837     $  6,458   $  6,220     $ 12,237   $ 11,969
                                                   =======   =======     ========   ========     ========   ========
  Other                                            $ 1,323   $ 1,730     $  3,079   $  3,364     $  5,902   $  6,385
                                                   =======   =======     ========   ========     ========   ========
                                                                     (in millions of cubic feet)
  Gas Volumes
    Gas Sales
      Residential                                    3,928     3,521       14,331     15,257       22,511     24,650
      Commercial                                     2,055     1,814        7,409      7,855       12,023     13,147
      Industrial                                       572       551        1,901      2,087        3,278      3,621
                                                   -------   -------     --------   --------     --------   --------
                                                     6,555     5,886       23,641     25,199       37,812     41,418
                                                   =======   =======     ========   ========     ========   ========
    Gas Marketing                                   17,884    18,589       45,053     34,155       88,980     50,490
                                                   =======   =======     ========   ========     ========   ========
    Gas Transported                                  5,459     4,729       12,944     10,714       23,523     19,931
                                                   =======   =======     ========   ========     ========   ========

    Degree Days - Actual                             1,053       994        4,299      4,713        6,572      7,422
                - Percent of Normal                    114%      107%         103%       113%          97%       110%
    Gas Sales Customers - Average                  221,883   215,532      221,552    215,494      219,111    213,366

QUARTER RESULTS

     Gross margin on gas sales increased by $1,247,000 as gas volumes sold for the three month period ended June 30, 1995 increased 11% from the same period in 1994. Volumes increased with the addition of over 6,300 gas sales customers and 6% colder temperatures during the second quarter of 1995.

     Natural gas volumes marketed for the second quarter of 1995 decreased by 4% over the same period in 1994 and gas marketing margins declined by $300,000. In the three months ended June 30, 1994, SEMCO Energy Services (SEMCO), the Company's gas marketing affiliate, benefitted from contracts for storage injection which were not renewed in the same period in 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Transportation revenues during the quarter increased $78,000, or 3%, compared to the same period in 1994 while volumes increased 15%. The increase in volumes was primarily due to the increase of coal-displacement volumes realized in 1995. Coal-displacement transportation volumes are sensitive to natural gas prices relative to coal and generally contribute a lower margin.

     Operations and maintenance expense increased by $271,000, or 3%, in the first quarter compared to a year ago. A primary component of the increase was higher employee medical expenses.

     Other income (loss), net reflects the after-tax loss from the Company's investment in NOARK of $428,000 for the second quarter of 1995 compared with a loss of $249,000 for the second quarter of 1994. The 1995 result reflects the loss of all firm volumes associated with Vesta. Through May 1994, an affiliate of Southwestern Energy Pipeline Company, a NOARK general partner, which was providing 25,000 Mcf per day of the gas transported by Vesta over the NOARK system, shipped these volumes at the full firm rate.

     Interest on long-term debt increased $425,000 and other interest decreased $256,000 due primarily to the timing of debt refinancing in 1994.


YEAR-TO-DATE RESULTS

     Gross margin on gas sales for the six-month period ended June 30, 1995, decreased $982,000 over the same period last year primarily due to the impact of warmer temperatures on volumes sold in the first quarter of this year compared to last year. Overall, temperatures in the first six months of 1995 were approximately 9% warmer than the same period last year. Offsetting some of the impact of warmer weather were increases in customers. The average number of customers served year-to-date 1995 increased from 1994 by over 6,000.

     Year-to-date 1995, gross margin from gas marketing decreased $363,000, or 17%, from 1994 even as gas marketing volumes increased by 32%. Renewals of existing marketing contracts and new contracts are being sold at much lower per-unit margins as the industry becomes more sophisticated and competitive.

     Operations and maintenance expense increased by $773,000, or 4%, in the first six months of 1995 compared to a year ago. Approximately $300,000 of the increase was due to the expensing of certain retiree medical expenses pursuant to particular Michigan Public Service Commission (MPSC) orders. The orders require that savings generated by property tax reductions in the State of Michigan be offset by reductions in the retiree medical regulatory assets.
Also contributing to the increase in operations and maintenance expense was increased medical costs and restructuring charges associated with a plan to centralize certain administration and engineering functions previously performed in several locations throughout the State of Michigan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     In connection with this restructuring certain employees were given the option of moving to the centralized location or accepting severance agreements. Through June 1995, the Company recorded approximately $400,000 of restructuring charges for the cost of severance agreements accepted by 18 employees and at June 30, 1995, approximately $270,000 remained accrued for the balance of payments related to these individuals. Less than 10 employees receiving the severance option had not made decisions as of June 30, 1995.

     The Company does not expect to incur additional material charges in connection with the restructuring. The Company is, however, continuing to evaluate opportunities to restructure other appropriate functions.

     For the six months ended June 30, 1995, income taxes decreased $869,000, or 16%, over the same period in 1994 due primarily to lower pre-tax earnings.

     Other income (loss), net reflects the after-tax loss from the Company's investment in NOARK of $823,000 for the first half of 1995 compared with a loss of $404,000 for the first half of 1994. The 1995 results reflect the loss of all firm volumes associated with Vesta. From January through May 1994, an affiliate of Southwestern Energy Pipeline Company, a NOARK general partner, which was providing 25,000 Mcf per day of the gas transported by Vesta over the NOARK system, shipped these volumes at the full firm rate.

     In the first six months of 1995 compared to the same period in 1994, interest on long-term debt increased by approximately $412,000 while other interest decreased slightly. These changes resulted primarily from the timing of debt refinancing in 1994.


TWELVE-MONTH RESULTS

     Gas sales margin decreased $3,713,000, or 6%, for the twelve month period ended June 30, 1995, compared to the same period a year earlier. The addition of over 5,700 gas sales customers offset a portion of the impact of weather that was 11% warmer than the prior period.

     Gas marketing volumes increased by 38,490 million cubic feet, or 76%, while gas marketing margin decreased by $175,000, or 4%, over the prior period. The twelve-month comparison of marketing activities highlights the impact of Federal Energy Regulatory Commission Order 636, which significantly increased the demand for natural gas marketing and related services.

     As noted above, weather and the increased sophistication and competition of the natural gas marketing industry also significantly impact the results of SEMCO's marketing activities. This is especially apparent as competition and sophistication in the gas marketing industry have led to reduced per-unit margins over the twelve-month periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Operations and maintenance expense increased by $1,350,000 in the current period compared to the same period a year ago. Approximately $770,000 of the increase was due to the expensing of certain retire medical expenses pursuant to MPSC orders. Also contributing to the increase were certain restructuring costs, as discussed above, and increased medical expenses.

     Depreciation expense declined $471,000 from the $12,145,000 expensed in the twelve-months ended June 30, 1994. The decrease results primarily from lower depletion costs and a decline in non-affiliate equipment leasing.

     Other income (loss), net, declined from income of $723,000 for the twelve months ended June 30, 1994 to a loss of $681,000 in the same period ending June 30, 1995. The decline primarily reflects the increase in the loss (net of tax) from the Company's investment in NOARK from $520,000 to $1,619,000 over the respective periods.

     Interest on long-term debt increased by $428,000 and other interest decreased by $151,000 due primarily to the timing to the Company's refinancing of long-term debt in 1994.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash from operating activities for the three, six and twelve month periods ended June 30, 1995, as compared to the same periods last year, increased/(decreased) ($4,623,000), $3,086,000, and $3,599,000, respectively.
The changes in operating cash flows between the periods is primarily due to the timing of cash receipts and cash payments and its effect on working capital.

     The Company anticipates spending approximately $19,000,000 for capital items during the remainder of 1995. These estimated amounts will primarily relate to customers additions and system replacement in the gas distribution operations.

     See Note 4 for a discussion of contributions to the NOARK Pipeline System pursuant to the Company's guarantees of the pipeline's debt.

     Financing activities used $11,591,000 in funds during the second quarter of 1995, primarily to reduce notes payable to banks. Changes in financing cash flows between the three, six and twelve month periods ended June 30, 1995 and 1994 primarily highlight the February 1994 issuance of 747,500 shares of common stock, the Company's implementation of common stock repurchasing in January, 1995 for resales through the DRIP, increased dividend payments, and the timing of the Company's debt refinancing in 1993 and 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


FUTURE FINANCING SOURCES

     The remainder of the Company's operating cash flow needs, as well as dividend payments and capital expenditures for the balance of 1995, is expected to be generated primarily through operating activities and short-term borrowings. At June 30, 1995, the Company had $77,350,000 in unused lines of credit.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          See Note 4 of "Notes to the Consolidated Financial Statements" for a discussion regarding litigation involving the NOARK Pipeline System.


Item 2.   Changes in Securities.

          Retained earnings were available for payment of dividends on preferred and common stock at June 30, 1995 as follows:

          Total Retained Earnings - $16,229,000

          Amount Available for Payment of Dividends - $16,229,000

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits - (See page 18 for the Exhibit Index.)

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

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the second quarter of 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                                               (Registrant)



Dated:  August 14, 1995
                                 By: Marcia M. Chmielewski, Vice President and Principal Accounting and Financial Officer

                                 EXHIBIT INDEX
                                   Form 10-Q
                              Second Quarter 1995
                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
-------             -----------                           --------    ---------
 2        Plan of Acquisition, etc.                          NA           NA
 3(a)     1--Articles of Incorporation of Southeastern
             Michigan Gas Enterprises, Inc.
             (Enterprises), as restated July 11, 1989.(e)                 x
          2--Certificate of Amendment to Article III of
             the Articles of Incorporation dated
             May 16, 1990.(f)                                             x
 3(b)     Bylaws of Enterprises--last revised
          March 1, 1995.(g)                                               x
 4(a)     Trust Indenture dated April 1, 1992, between
          Enterprises and NBD Bank, N.A. as Trustee.(b)                   x
 4(b)     Note Agreement dated as of June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(d)                                              x
10        Material Contracts.
10(a)     Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(a)                              x
10(b)     Group A Employment Contract.(c)                                 x
10(c)     Short-Term Incentive Plan.(c)                                   x
10(d)     Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside directors
          only).(h)                                                       x
11        Statement re computation of per share earnings.    NA           NA
15        Letter re unaudited interim financial
          information.                                       NA           NA
18        Letter re change in accounting principle.          NA           NA
19        Report furnished to security holders.              NA           NA
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consent of Independent Public Accountants.         NA           NA
24        Power of Attorney.                                 NA           NA
27        Financial Data Schedule.                           x
99        Additional exhibits.                               NA           NA

Key to Exhibits Incorporated by Reference
     (a) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (b) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (c) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (d) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (f) Filed with Enterprises' Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (g) Filed with Enterprises' Form 10-K for 1994, dated March 28, 1995, File No. 0-8503.
     (h) Filed with Enterprises' Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
                                     -18-