Form 10-Q
period 1995-09-30
SOUTHEASTERN MICHIGAN GAS ENTERPRISES INC
filed 1995-11-14
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1995

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

The number of shares of common stock outstanding as of October 31, 1995, is 11,798,112.

                              INDEX TO FORM 10-Q
                              ------------------

                     For Quarter Ended September 30, 1995


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


                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                             SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)
                                           (Thousands of Dollars Except Per Share Amounts)
                                                                Three Months Ended      Nine Months Ended      Twelve Months Ended
                                                                   September 30,          September 30,           September 30,
                                                                 -----------------     -------------------     -------------------
                                                                 1 9 9 5   1 9 9 4      1 9 9 5    1 9 9 4      1 9 9 5    1 9 9 4
                                                                 -------   -------     --------   --------     --------   --------
OPERATING REVENUE
  Gas sales                                                      $23,618   $23,560     $126,425   $145,543     $176,842   $216,892
  Gas marketing                                                   23,200    32,959       93,902    112,134      140,052    132,544
  Transportation                                                   2,540     2,512        8,998      8,731       12,266     11,925
  Other operations                                                 1,249     1,422        4,328      4,786        5,729      6,179
                                                                 -------   -------     --------   --------     --------   --------
                                                                 $50,607   $60,453     $233,653   $271,194     $334,889   $367,540
                                                                 -------   -------     --------   --------     --------   --------
OPERATING EXPENSES
  Cost of gas sold                                               $15,326   $15,463     $ 83,256   $101,586     $117,339   $154,680
  Cost of gas marketed                                            22,390    32,060       91,263    109,042      136,194    128,323
  Operations                                                       7,958     7,949       23,946     23,074       31,927     30,769
  Maintenance                                                      1,254     1,150        3,324      3,311        4,516      4,598
  Depreciation                                                     3,004     2,879        8,965      8,715       11,799     12,176
  Income taxes                                                    (1,338)   (1,601)       3,092      3,699        4,597      5,863
  Taxes other than income taxes                                    2,006     2,039        6,181      6,432        7,935      8,621
                                                                 -------   -------     --------   --------     --------   --------
                                                                 $50,600   $59,939     $220,027   $255,859     $314,307   $345,030
                                                                 -------   -------     --------   --------     --------   --------
OPERATING INCOME                                                 $     7   $   514     $ 13,626   $ 15,335     $ 20,582   $ 22,510
OTHER INCOME (LOSS), NET                                            (113)     (115)        (560)        77         (679)       505
                                                                 -------   -------     --------   --------     --------   --------
INCOME BEFORE INCOME DEDUCTIONS                                  $  (106)  $   399     $ 13,066   $ 15,412     $ 19,903   $ 23,015
                                                                 -------   -------     --------   --------     --------   --------
INCOME DEDUCTIONS
  Interest on long-term debt                                     $ 2,129   $ 2,570     $  6,419   $  6,448     $  8,576   $  8,802
  Other interest                                                     292       224        1,101      1,086        1,803      1,725
  Amortization of debt expense                                       112       112          336        270          448        354
  Dividends on preferred stock of subsidiary                          44        45          133        133          178        178
                                                                 -------   -------     --------   --------     --------   --------
                                                                 $ 2,577   $ 2,951     $  7,989   $  7,937     $ 11,005   $ 11,059
                                                                 -------   -------     --------   --------     --------   --------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK BEFORE PREFERRED
  STOCK DIVIDENDS AND EXTRAORDINARY ITEM                         $(2,683)  $(2,552)    $  5,077   $  7,475     $  8,898   $ 11,956
    Dividends on convertible preferred stock                           5         4           13         13           18         17
                                                                 -------   -------     --------   --------     --------   --------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK BEFORE
  EXTRAORDINARY ITEM                                             $(2,688)  $(2,556)    $  5,064   $  7,462     $  8,880   $ 11,939
EXTRAORDINARY ITEM-Loss on early extinguishment of debt,
  net of income taxes of $692 for the nine months ended
  September 30, 1994, and $788 for the twelve months ended
  September 30, 1994                                                 -         -            -        1,286          -        1,463
                                                                 -------   -------     --------   --------     --------   --------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK                     $(2,688)  $(2,556)    $  5,064   $  6,176     $  8,880   $ 10,476
                                                                 =======   =======     ========   ========     ========   ========
EARNINGS (LOSS) PER SHARE OF COMMON STOCK BEFORE
  EXTRAORDINARY ITEM                                             $  (.23)  $  (.22)    $    .43   $    .65     $    .75   $   1.06
                                                                 =======   =======     ========   ========     ========   ========
EARNINGS (LOSS) PER SHARE OF COMMON STOCK                        $  (.23)  $  (.22)    $    .43   $    .53     $    .75   $    .93
                                                                 =======   =======     ========   ========     ========   ========
CASH DIVIDENDS PER SHARE OF COMMON STOCK                         $   .20   $   .19     $    .58   $    .56     $    .77   $    .74
                                                                 =======   =======     ========   ========     ========   ========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)        11,801    11,707       11,837     11,551       11,823     11,313
                                                                 =======   =======     ========   ========     ========   ========

The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                  A S S E T S



                                                              (Unaudited)                         (Unaudited)
                                                             September 30,      December 31,     September 30,
                                                                 1995              1994              1994
                                                               --------          --------          --------
                                                                          (Thousands of Dollars)
UTILITY PLANT
  Plant in Service, at Cost                                    $300,200          $287,414          $283,971
    Less - Accumulated depreciation                              84,613            76,674            77,673
                                                               --------          --------          --------
                                                               $215,587          $210,740          $206,298
OTHER PROPERTY, net                                              14,266            16,015            15,479
                                                               --------          --------          --------
                                                               $229,853          $226,755          $221,777
                                                               --------          --------          --------
CURRENT ASSETS
  Cash and temporary cash investments, at cost                 $  2,785          $  2,611          $  1,988
  Receivables, less allowances of $930 at
    September 30, 1995, $889 at December 31, 1994, and
    $893 at September 30, 1994                                    7,947            22,807            15,177
  Accrued revenue                                                13,630            33,299            13,692
  Materials and supplies, at average cost                         4,123             3,352             3,363
  Gas in underground storage                                     31,402            36,120            43,818
  Gas charges, recoverable from customers                         9,746             8,203            11,550
  Accumulated deferred income taxes                               2,455             2,471               -
  Other                                                           7,458            12,016            10,089
                                                               --------          --------          --------
                                                               $ 79,546          $120,879          $ 99,677
                                                               --------          --------          --------
DEFERRED CHARGES
  Unamortized debt expense                                     $  5,813          $  6,150          $  6,262
  Deferred gas charges, recoverable from customers                  547               798               179
  Advances to equity investees                                    3,346               906               -
  Other                                                          18,854            16,210            14,440
                                                               --------          --------          --------
                                                               $ 28,560          $ 24,064          $ 20,881
                                                               --------          --------          --------
                                                               $337,959          $371,698          $342,335
                                                               ========          ========          ========



The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS

                   STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                                              (Unaudited)                         (Unaudited)
                                                             September 30,      December 31,     September 30,
                                                                 1995              1994              1994
                                                               --------          --------          --------
                                                                          (Thousands of Dollars)
COMMON STOCK EQUITY
  Common stock-par value $1 per share, 20,000,000 shares
    authorized; 11,805,551, 11,260,584 and
    11,185,305 shares outstanding, respectively                $ 11,806          $ 11,261          $ 11,185
  Capital surplus                                                82,846            81,091            79,796
  Retained earnings                                              10,418            15,027            13,450
                                                               --------          --------          --------
                                                               $105,070          $107,379          $104,431
                                                               --------          --------          --------
CUMULATIVE CONVERTIBLE PREFERRED STOCK
  Convertible preferred stock - par value $1 per share;
    authorized 500,000 shares issuable in series;
    each convertible to 4.11 common shares                     $      7          $      8          $      8
  Capital surplus                                                   172               180               180
                                                               --------          --------          --------
                                                               $    179          $    188          $    188
                                                               --------          --------          --------
                                                               $105,249          $107,567          $104,619
                                                               --------          --------          --------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
  $100 par value (redemption price $105 per share);
    authorized 50,000 shares issuable in series;
    31,000 shares outstanding                                  $  3,100          $  3,100          $  3,100
                                                               --------          --------          --------
LONG-TERM DEBT                                                 $103,588          $104,910          $104,945
                                                               --------          --------          --------

CURRENT LIABILITIES
  Notes payable to banks                                       $ 37,850          $ 50,000          $ 37,450
  Accounts payable                                               17,063            36,245            26,209
  Customer advance payments                                       5,538             8,736             7,280
  Accrued taxes                                                   1,288               726             1,496
  Accrued interest                                                2,666             1,145             2,154
  Accumulated deferred income taxes                                 -                 -                 135
  Amounts payable to customers                                      -                 115               557
  Other                                                           6,218             7,723             7,327
                                                               --------          --------          --------
                                                               $ 70,623          $104,690          $ 82,608
                                                               --------          --------          --------
DEFERRED CREDITS
  Accumulated deferred income taxes                            $ 19,160          $ 18,722          $ 17,046
  Unamortized investment tax credit                               3,116             3,325             3,383
  Customer advances for construction                              8,664             8,559             8,353
  Other                                                          24,459            20,825            18,281
                                                               --------          --------          --------
                                                               $ 55,399          $ 51,431          $ 47,063
                                                               --------          --------          --------
                                                               $337,959          $371,698          $342,335
                                                               ========          ========          ========

The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Thousands of Dollars)
                                                                Three Months Ended      Nine Months Ended      Twelve Months Ended
                                                                  September 30,           September 30,           September 30,
                                                               -------------------     -------------------     -------------------
                                                                1 9 9 5    1 9 9 4      1 9 9 5    1 9 9 4      1 9 9 5    1 9 9 4
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                 $ 52,843   $ 64,191     $263,319   $295,424     $343,431   $351,884
  Cash paid for payrolls and to suppliers                       (63,997)   (81,396)    (210,989)  (254,714)    (281,946)  (306,836)
  Interest paid                                                    (781)    (2,061)      (5,998)    (7,235)      (9,867)    (9,831)
  Income taxes paid                                                (786)    (1,500)      (5,172)    (3,000)      (5,551)    (5,200)
  Taxes other than income taxes paid                             (3,257)    (3,198)      (4,644)    (4,676)      (7,934)    (8,599)
  Other cash receipts and payments, net                             736        725        1,874      1,508        1,212        812
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM OPERATING ACTIVITIES                         $(15,242)  $(23,239)    $ 38,390   $ 27,307     $ 39,345   $ 22,230
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Natural gas distribution property additions                  $ (6,103)  $ (5,590)    $(13,975)  $(12,873)    $(21,455)  $(20,532)
  Interest in other natural gas related property                    -          -            -          (32)          (1)    (1,351)
  Other property additions                                          (90)       (42)        (501)      (709)      (1,210)      (896)
  Property retirement costs, net of proceeds                       (147)       (36)        (300)      (151)        (462)      (216)
  Advances to equity investees                                     (880)       -         (2,440)       -         (3,346)       -
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM INVESTING ACTIVITIES                         $ (7,220)  $ (5,668)    $(17,216)  $(13,765)    $(26,474)  $(22,995)
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                     $  1,253   $  1,315     $  4,320   $ 19,013     $  5,691   $ 21,076
  Repurchase of common stock <F1>                                (1,308)       -         (4,829)       -         (4,829)       -
  Net change in notes payable to banks                           25,300     37,450      (12,150)   (14,892)         400    (13,750)
  Issuance of long-term debt                                        -          -            -       80,000          -      100,000
  Repayment of long-term debt                                       -      (58,280)      (1,322)   (92,077)      (4,028)   (96,751)
  Payment of dividends                                           (2,406)    (2,272)      (7,019)    (6,563)      (9,308)    (8,530)
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM FINANCING ACTIVITIES                         $ 22,839   $(21,787)    $(21,000)  $(14,519)    $(12,074)  $  2,045
                                                               --------   --------     --------   --------     --------   --------
    NET INCREASE (DECREASE) IN CASH AND
      TEMPORARY CASH INVESTMENTS                               $    377   $(50,694)    $    174   $   (977)    $    797   $  1,280
                                                               --------   --------     --------   --------     --------   --------
CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of Period                                          $  2,408   $ 52,682     $  2,611   $  2,965     $  1,988   $    708
                                                               --------   --------     --------   --------     --------   --------
  End of Period                                                $  2,785   $  1,988     $  2,785   $  1,988     $  2,785   $  1,988
                                                               ========   ========     ========   ========     ========   ========
RECONCILIATION OF NET INCOME TO NET
 CASH FROM OPERATING ACTIVITIES
  Net income (loss) available for common stock                 $ (2,688)  $ (2,556)    $  5,064   $  6,176     $  8,880   $ 10,476
  Adjustments to reconcile net income to net cash
   from operating activities:
    Depreciation                                                  3,004      2,879        8,965      8,715       11,799     12,176
    Extraordinary item                                              -          -            -        1,286          -        1,463
    Deferred taxes and investment tax credits                       255     (1,057)         245        150         (743)     2,535
    Equity (income) loss, net of distributions                      593        590        1,397        530        1,701        357
    Receivables                                                   6,053      4,979       14,860      6,069        4,088     (7,434)
    Accrued revenue                                                (150)    (1,627)      19,669     14,444        3,204      1,416
    Materials and supplies and gas in underground storage       (12,492)   (20,711)       3,947    (13,171)      11,686      8,981
    Gas charges, recoverable from customers                      (6,089)    (5,439)      (1,543)     4,420        1,804     (5,966)
    Other current assets                                         (1,712)    (2,888)       4,558       (227)       2,631     (3,426)
    Accounts payable                                             (4,056)    (2,548)     (19,182)    (3,844)      (9,146)     1,890
    Customer advances and amounts payable to customers            1,789      5,048       (3,208)       491       (1,988)     3,440
    Accrued taxes                                                  (870)    (1,610)         562      1,928         (210)    (1,634)
    Other, net                                                    1,121      1,701        3,056        340        5,639     (2,044)
                                                               --------   --------     --------   --------     --------   --------
      NET CASH FROM OPERATING ACTIVITIES                       $(15,242)  $(23,239)    $ 38,390   $ 27,307     $ 39,345   $ 22,230
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

     The Company anticipates adopting this standard on January 1, 1996, and does not expect that the adoption of the standard will have a material impact on the financial position or results of operations of the Company.


(2)  REGULATORY MATTERS

     In December 1992, the Michigan Public Service Commission (MPSC) issued Order U-10040 addressing the change in accounting for the cost of retiree medical benefits. Pursuant to this order, Southeastern Michigan Gas Company (Southeastern) and Michigan Gas Company (Michigan Gas) were required to file general rate cases before 1996 in order to recover certain expenses related to this change in accounting treatment.

     In October 1995, the MPSC approved an application by Southeastern and Michigan Gas to extend the deadline for filing these general rate cases to December 31, 1996.

     At this time Southeastern and Michigan Gas expect to file general rate cases before 1997 in accordance with Order U-10040 to recover certain expenses related to the change in accounting for the cost of retiree medical benefits. Any relief granted will be based on all elements of cost of service.

     On November 3, 1995, Battle Creek Gas Company (Battle Creek) filed a request for rate relief with the City of Battle Creek. Battle Creek is requesting an increase in gross margin of approximately $1.8 million to recover the cost of certain accelerated main replacement projects, the cost of its retiree medical benefits and overall increases in operating expenses. If approved, this request will result in an increase to Battle Creek's net income of approximately $500,000 on an annualized basis. The request is scheduled for review by the City Commission of Battle Creek on November 21, 1995.

     At September 30, 1995, the Company had a total of $162,000 in remaining take-or-pay liabilities. These costs are substantially recoverable from ratepayers. The Company does not anticipate additional take-or-pay assessments.

     At September 30, 1995, the Company had $912,000 of remaining direct-billed liabilities related to Federal Energy Regulatory Commission (FERC) Order 636 (Order 636). The Company does not anticipate any significant additional direct billings. As with take-or-pay costs, Order 636 costs are substantially recoverable from ratepayers.


(3)  CAPITALIZATION

Common Stock Equity
-------------------

     On October 12, 1995, the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.20 per share payable on November 15 to shareholders of record on November 3.

     In August 1995, the Company paid a quarterly cash dividend of $.20 per share to its common shareholders. Of the total cash dividend of $2,357,000, $862,000 was reinvested by shareholders into common stock through participation in the Dividend Reinvestment and Common Stock Purchase Plan (DRIP). This portion of the quarterly dividend and shareholders' optional cash payments of $391,000 resulted in 64,320 new shares issued to existing shareholders during the quarter pursuant to the DRIP.

     The Company purchases shares of its own common stock in the open market for reissuance pursuant to the DRIP. In the third quarter of 1995, the Company purchased 67,738 shares for $1,308,000.

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

     The Company, SEMCO Arkansas Pipeline Company and SEMCO have guaranteed 40% of the principal and interest payments on approximately $87,000,000 of debt used to finance the pipeline. Of the total debt, approximately $57,000,000 is outstanding pursuant to a long-term arrangement requiring annual principal payments of $3,150,000 together with interest on the unpaid balance. This arrangement matures in 2009 and has a fixed interest rate of 9.7375%. The remaining debt is pursuant to a $30,000,000 multibank revolving line of credit which currently matures April 26, 1998. Under the terms of the credit agreement, NOARK may request, on an annual basis, a one year extension of the then-effective termination date. At September 30, 1995, NOARK had $29,550,000 outstanding under the agreement with interest payments at a variable interest rate.

     NOARK has been operating below capacity and generating losses since it was placed in service. See Results of Operations for a discussion of losses from the Company's investment in NOARK. The pipeline experienced significant cost overruns during construction which resulted in higher financing costs than expected. Competition from two interstate pipelines in the Arkansas region has required NOARK to discount its transportation charges to attract volumes to the pipeline. In addition, on January 1, 1994, Vesta Energy Company (Vesta), a major shipper of firm volumes on the NOARK system, discontinued shipments of gas under its contract and ceased payment of the firm demand fee.

     Under the terms of Vesta's 50,000 Mcf per day contract with NOARK, Vesta is obligated to pay full firm rates which consist of a demand fee of approximately 19.3 cents per Mcf on 50,000 Mcf per day and approximately
9.2 cents per Mcf for volumes actually transported on the NOARK system. This contract is set to expire in 1997.

     As these circumstances continue, NOARK's operating cash flows will be insufficient to meet principal and interest payments on the debt. The Company contributed $906,000 to NOARK in October 1994, $760,000 in January 1995, $800,000 in April 1995, $880,000 in July 1995 and $872,000 in October 1995,
pursuant to the guarantee.

     The NOARK partners are currently investigating several options available to NOARK. Periodic evaluations of the recoverability of this asset are made by management. Management believes that no write-down of its investment in NOARK is appropriate at this time based on its most recent evaluation. Therefore, no write-down provision has been made in the accompanying financial statements.

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

     The NOARK managing partner and three related parties sued Vesta in Arkansas federal court over certain contracts in February 1994. In January 1995, Vesta filed in that action a counterclaim and third-party complaint against eleven parties, bringing SEMCO Arkansas Pipeline Company into that lawsuit. Vesta alleges it was fraudulently induced into executing the firm transportation agreement and other contracts and also alleges a conspiracy among the defendants and violations of federal antitrust laws. Vesta seeks rescission of the firm transportation agreement and its contracts with other defendants and seeks actual and punitive damages each in excess of $1,000,000. SEMCO Arkansas Pipeline Company has filed an answer to the third-party complaint, denying any liability. A court-ordered settlement conference was held in November 1995 and no settlement was reached. Trial of the federal action is scheduled for December 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     Consolidated net loss available for common shareholders for the quarter ended September 30, 1995 was $2,688,000, or $.23 per share, compared to a net loss of $2,556,000 or $.22 per share, for the quarter ended September 30, 1994.

     Consolidated net income available for common shareholders before extraordinary item was $5,064,000, or $.43 per share, and $7,462,000, or $.65 per share for the nine months ended September 30, 1995 and September 30, 1994, respectively. In the nine months ended September 30, 1994, the Company recorded an extraordinary charge, net of tax, of $1,286,000, or $.12 per share, for the early extinguishment of debt.

     For the twelve months ended September 30, 1995 and 1994, consolidated net income available for common shareholders before extraordinary item was $8,880,000, or $.75 per share, and $11,939,000, or $1.06 per share, respectively. In the twelve months ended September 30, 1994, the Company recorded a net-of-tax extraordinary charge of $1,463,000, or $.13 per share, for the early extinguishment of debt.

     Since the Company's primary business of natural gas distribution depends upon the winter months for the majority of its operating revenue, the Company typically experiences a consolidated net loss in the third quarter.

     See Note 4 in the notes to the consolidated financial statements for a discussion of commitments and contingencies.

     A comparison of quarterly, year-to-date, and twelve-month-to-date revenues, margins and system throughput follows on the next page.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)

                                             Three Months Ended      Nine Months Ended      Twelve Months Ended
                                                September 30,          September 30,           September 30,
                                              -----------------     -------------------     -------------------
                                              1 9 9 5   1 9 9 4      1 9 9 5    1 9 9 4      1 9 9 5    1 9 9 4
                                              -------   -------     --------   --------     --------   --------
                                                                 (in thousands of dollars)
Gas Sales Revenue
  Residential                                 $14,584   $13,882     $ 78,972   $ 90,197     $109,841   $132,642
  Commercial                                    6,694     7,091       37,583     43,800       53,196     66,891
  Industrial                                    2,340     2,587        9,870     11,546       13,805     17,359
                                              -------   -------     --------   --------     --------   --------
                                              $23,618   $23,560     $126,425   $145,543     $176,842   $216,892
Cost of Gas Sold                               15,326    15,463       83,256    101,586      117,339    154,680
                                              -------   -------     --------   --------     --------   --------
  Gross Margin - Gas Sales                    $ 8,292   $ 8,097     $ 43,169   $ 43,957     $ 59,503   $ 62,212
                                              =======   =======     ========   ========     ========   ========
Gas Marketing Revenue                         $23,200   $32,959     $ 93,902   $112,134     $140,052   $132,544
Cost of Gas Marketed                           22,390    32,060       91,263    109,042      136,194    128,323
                                              -------   -------     --------   --------     --------   --------
  Gross Margin - Gas Marketing                $   810   $   899     $  2,639   $  3,092     $  3,858   $  4,221
                                              =======   =======     ========   ========     ========   ========
Transportation Revenue                        $ 2,540   $ 2,512     $  8,998   $  8,731     $ 12,266   $ 11,925
                                              =======   =======     ========   ========     ========   ========
Other Revenue                                 $ 1,249   $ 1,422     $  4,328   $  4,786     $  5,729   $  6,179
                                              =======   =======     ========   ========     ========   ========
                                                                     (in millions of cubic feet)
Gas Sales Volumes
  Residential                                   1,684     1,608       16,015     16,866       22,586     24,476
  Commercial                                      922       960        8,331      8,815       11,985     13,103
  Industrial                                      378       386        2,279      2,473        3,270      3,556
                                              -------   -------     --------   --------     --------   --------
                                                2,984     2,954       26,625     28,154       37,841     41,135
                                              =======   =======     ========   ========     ========   ========
Gas Marketing Volumes                          16,500    18,243       61,553     52,398       87,237     60,541
                                              =======   =======     ========   ========     ========   ========
Gas Transportation Volumes                      4,952     4,284       17,896     14,998       24,191     20,108
                                              =======   =======     ========   ========     ========   ========

Degree Days - Actual                              230       199        4,529      4,910        6,604      7,353
            - Percent of Normal                   106%       95%         103%       112%          97%       108%
Gas Sales Customers - Average                 221,491   214,974      221,531    215,321      220,740    214,747

QUARTER RESULTS

     Gross margin on gas sales increased by $195,000, or 2%, for the quarter ended September 30, 1995 over the same period in 1994. The increase was due primarily to the addition of over 6,500 gas sales customers.

     Natural gas volumes marketed for the third quarter of 1995 decreased by 10% over the same period in 1994 and gas marketing margins declined by $89,000. Renewals of existing marketing contracts and new contracts are being sold at much lower per-unit margins as the industry becomes more sophisticated and competitive.

     Transportation revenues during the quarter increased $28,000, or 1%, compared to the same period in 1994 while volumes increased 16%. The increase in volumes was primarily due to the increase of coal-displacement volumes realized in 1995. Coal-displacement transportation volumes are sensitive to natural gas prices relative to coal and generally contribute a lower margin.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Other income (loss), net, reflects the after-tax loss from the Company's investment in NOARK of $421,000 for the third quarter of 1995 compared with a loss of $369,000 for the third quarter of 1994.

     Interest on long-term debt decreased $441,000 and other interest increased $68,000 due primarily to the timing of debt refinancing in 1994.


YEAR-TO-DATE RESULTS

     Gross margin on gas sales for the nine-month period ended September 30, 1995, decreased $788,000 over the same period last year primarily due to the impact of warmer temperatures on volumes sold in the first quarter of this year compared to last year. Overall, temperatures in the first nine months of 1995 were approximately 8% warmer than the same period last year. Offsetting some of the impact of warmer weather were increases in customers. The average number of customers served year-to-date 1995 increased from 1994 by over 6,200.

     Year-to-date 1995, gross margin from gas marketing decreased $453,000, or 15%, from 1994 even as gas marketing volumes increased by 17%. As noted above, renewals of existing marketing contracts and new contracts are being sold at much lower per-unit margins as the industry becomes more sophisticated and competitive.

     Operations and maintenance expense increased by $885,000, or 3%, in the first nine months of 1995 compared to a year ago. Approximately $430,000 of the increase was due to the expensing of certain retiree medical expenses pursuant to particular MPSC orders. The orders require that savings generated by property tax reductions in the State of Michigan be offset by reductions in the retiree medical regulatory assets. The $430,000 of savings from property tax reductions is reflected in the decrease in taxes other than income taxes over these periods. Also contributing to the increase in operations and maintenance expense was increased medical costs and restructuring charges associated with a plan to centralize certain administration and engineering functions previously performed in several locations throughout the State of Michigan.

     In connection with this restructuring certain employees were given the option of moving to the centralized location or accepting severance agreements. Through September 1995, the Company recorded approximately $530,000 of restructuring charges for the cost of severance agreements accepted by 33 employees and at September 30, 1995, approximately $270,000 remained accrued for the balance of payments related to these individuals.

     The Company does not expect to incur additional material charges in connection with the restructuring. The Company is, however, continuing to evaluate opportunities to restructure other appropriate functions.

     For the nine months ended September 30, 1995, income taxes decreased $607,000 over the same period in 1994 due primarily to lower pre-tax earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Other income (loss), net reflects the after-tax loss from the Company's investment in NOARK of $1,244,000 for the nine months ended September 1995 compared with a loss of $773,000 for the same period in 1994. The 1995 results reflect the loss of all firm volumes associated with Vesta. From January through May 1994, an affiliate of Southwestern Energy Pipeline Company, a NOARK general partner, which was providing 25,000 Mcf per day of the gas transported by Vesta over the NOARK system, shipped these volumes at the full firm rate.

     In the first nine months of 1995 compared to the same period in 1994, interest on long-term debt decreased slightly while other interest increased slightly. These changes reflect the timing of debt refinancing in 1994.


TWELVE-MONTH RESULTS

     Gas sales margin decreased $2,709,000, or 4%, for the twelve month period ended September 30, 1995, compared to the same period a year earlier. The addition of over 5,900 gas sales customers offset a portion of the impact of weather that was 10% warmer than the prior period.

     Gas marketing volumes increased by 26,696 million cubic feet, or 44%, while gas marketing margin decreased by $363,000, or 9%, over the prior period. The twelve-month comparison of marketing activities highlights the impact of Federal Energy Regulatory Commission Order 636, which significantly increased the demand for natural gas marketing and related services.

     As noted above, weather and changes in the natural gas marketing industry also significantly impact the results of SEMCO's marketing activities. This is especially apparent as sophistication and competition in the gas marketing industry have led to reduced per-unit margins over the twelve-month periods.

     Operations and maintenance expense increased by $1,076,000 in the current period compared to the same period a year ago. Approximately $790,000 of the increase was due to the expensing of certain retire medical expenses pursuant to MPSC orders. The $790,000 of savings from property tax reductions is reflected in the decrease in taxes other than income taxes over these periods. Also contributing to the increase were certain restructuring costs, as discussed above, and increased medical expenses.

     Depreciation expense declined $377,000 from the $12,176,000 expensed in the twelve-months ended September 30, 1994. The decrease results primarily from lower depletion costs and a decline in non-affiliate equipment leasing.

     Other income (loss), net, declined from income of $505,000 for the twelve months ended September 30, 1994 to a loss of $679,000 in the same period ending September 30, 1995. The decline primarily reflects the increase in the loss (net of tax) from the Company's investment in NOARK from $836,000 to $1,670,000 over the respective periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Interest on long-term debt decreased by $226,000 and other interest increased by $78,000 due primarily to the timing to the Company's refinancing of long-term debt in 1994.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash from operating activities for the three, nine and twelve month periods ended September 30, 1995, as compared to the same periods last year, increased $7,997,000, $11,083,000, and $17,115,000, respectively. The changes in operating cash flows between the periods is primarily due to the timing of cash receipts and cash payments and its effect on working capital.

     The Company anticipates spending approximately $11,840,000 for capital items during the remainder of 1995. These estimated amounts will primarily relate to customers additions and system replacement in the gas distribution operations.

     See Note 4 for a discussion of contributions to the NOARK Pipeline System pursuant to the Company's guarantees of the pipeline's debt.

     Financing activities provided $22,839,000 in funds during the third quarter of 1995, primarily from increased notes payable to banks. Changes in financing cash flows between the three, nine and twelve month periods ended September 30, 1995 and 1994 primarily highlight the February 1994 issuance of 747,500 shares of common stock, the Company's implementation of common stock repurchasing in January 1995 for resale through the DRIP, increased dividend payments, and the timing of the Company's debt refinancing in 1993 and 1994.


FUTURE FINANCING SOURCES

     The remainder of the Company's operating cash flow needs, as well as dividend payments and capital expenditures for the balance of 1995, is expected to be generated primarily through operating activities and short-term borrowings. At September 30, 1995, the Company had $52,050,000 in unused lines of credit.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          See Note 4 of "Notes to the Consolidated Financial Statements" for a discussion regarding litigation involving the NOARK Pipeline System.


Item 2.   Changes in Securities.

          Retained earnings were available for payment of dividends on preferred and common stock at September 30, 1995 as follows:

          Total Retained Earnings - $10,418,000

          Amount Available for Payment of Dividends - $10,418,000

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

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the third quarter of 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                                               (Registrant)



Dated:  November 14, 1995
                                 By:  Marcia M. Chmielewski
                                      Vice President and Principal
                                      Accounting and Financial Officer

                                 EXHIBIT INDEX
                                   Form 10-Q
                              Third Quarter 1995
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