Form 10-K405
period 1995-12-31
SOUTHEASTERN MICHIGAN GAS ENTERPRISES INC
filed 1996-03-29
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended December 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (Common Stock, $1 Par Value) held by non-affiliates is computed at $187,818,000 based on 10,888,000 shares held by non--affiliates as of February 29, 1996 at the average of the bid and ask prices on the closest trading date for such stock of $16.75 and $17.75, respectively, as quoted on the National Association of Securities Dealers Automated Quotation National Market System (NASDAQ/NMS) (which prices may not represent actual transactions).

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of February 29, 1996: 11,830,000 shares of Common Stock, $1 Par Value.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 16, 1996 Annual Meeting of Shareholders are incorporated by reference herein in response to Part III.

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

ITEM 3.        LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . .   8

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . .   8


PART II

ITEM 5.        MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
               COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . . . . .   9

ITEM 6.        SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . .  10

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . .  11

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . .  20

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . .  38


PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . .  39

ITEM 11.       EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .  39

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .  39

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .  39


PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . .  40

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43


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

NGV  . . . . . . . . . . Natural gas vehicle

Normal Degree Days . . . An average of degree days over the last 10 years

NYMEX  . . . . . . . . . New York Mercantile Exchange

SFAS . . . . . . . . . . Statement of Financial Accounting Standards

                                    PART I



ITEM 1.   BUSINESS


THE COMPANY

     Southeastern Michigan Gas Enterprises, Inc. (the Company) was formed as a holding company in 1977 and has four direct subsidiaries. The Company provides professional and technical services to the consolidated group in the areas of finance, accounting, tax, risk management, legal, human resources, and information systems. The Company and its subsidiaries employ approximately 520 persons throughout the state of Michigan.

     Southeastern Michigan Gas Company (Southeastern), Battle Creek Gas Company (Battle Creek) and Michigan Gas Company (Michigan Gas) (collectively, the utility subsidiaries) purchase, distribute and transport natural gas to 226,000 customers in twenty-three counties in the lower and upper peninsulas of Michigan. These operations have historically generated over 90% of consolidated income. Set forth in the table below is sales and transportation information for the past three years:

                                       1995            1994            1993
                                  --------------  --------------  --------------
                                              (Dollars in thousands)
Gas sales revenue:
  Residential..................   $115,242   62%  $121,066   62%  $122,216   61%
  Commercial...................     54,763   30     59,413   30     61,379   31
  Industrial...................     14,019    8     15,481    8     16,049    8
                                  --------  ---   --------  ---   --------  ---
    Total gas sales revenue....   $184,024  100%  $195,960  100%  $199,644  100%
                                  ========  ===   ========  ===   ========  ===
Gas transportation revenue.....   $ 12,448        $ 11,999        $ 11,968
                                  ========        ========        ========

Throughput volumes (MMcf):
Gas sales volumes:
  Residential..................     24,676   61%    23,437   59%    23,302   59%
  Commercial...................     12,738   31     12,469   32     12,608   32
  Industrial...................      3,373    8      3,464    9      3,500    9
                                    ------  ---     ------  ---     ------  ---
    Total gas sales volumes....     40,787  100%    39,370  100%    39,410  100%
                                    ======  ===     ======  ===     ======  ===
Gas transportation volumes.....     23,849          21,293          19,073
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


     SEMCO Energy Services, Inc. (SEMCO) is a diversified company with operations and investments in many segments of the natural gas industry. SEMCO's principal operating activity is natural gas marketing. SEMCO markets gas to approximately 130 customers located in several states. Its customers include industrial, commercial and municipal natural gas users, natural gas distribution companies and other marketers.

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

     SEMCO, through its subsidiaries Southeastern Development Company and Southeastern Financial Services, Inc., also manages the leasing of data processing equipment to companies in the consolidated group and oversees the real estate operations of the Company. SEMCO has no plans to expand its real estate operations.

     Set forth below are SEMCO's gas marketing revenues, cost of gas marketed, volumes, average number of customers and earnings (loss) from equity investments for the past three years:

                                             1995       1994        1993
                                             ----       ----        ----
                                                (Dollars in thousands)
     Natural gas marketing operations:
       Gas marketing revenues............  $133,396   $158,284    $70,991
       Cost of gas marketed..............   130,087    153,973     67,474
                                           --------   --------    -------
         Gross margin....................  $  3,309   $  4,311    $ 3,517
                                           ========   ========    =======

       Gas volumes marketed (MMcf).......    82,504     78,082     31,501
     Earnings (loss) from equity
       investments.......................  $    175   $   (437)   $   (23)

     SEMCO's gas marketing margins and volumes are sensitive to increasing competition within the gas marketing industry. See "Management's Discussion and Analysis" for a discussion relating to competitive pressures in the gas marketing industry.


     Gas Supply. The service territories of the utility subsidiaries are served by four major interstate pipelines: Panhandle Eastern Pipe Line Company, Northern Natural Gas Company, Great Lakes Gas Transmission Company and ANR Pipeline Company.

     During 1995, the utility subsidiaries purchased 76% of their natural gas volumes from firm suppliers and 24% from the spot market. Nearly 35% of the firm supply volumes were purchased under fixed-price contracts, while the other 65% were purchased under contracts indexed to the spot market. Less than 6% of 1995 gas purchases were from interstate pipelines and intrastate suppliers.

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

     The utility subsidiaries own underground storage facilities with a working capacity of 4.5 Bcf. In addition, they lease 6.5 Bcf of storage from Eaton Rapids Gas Storage System and 5.0 Bcf from non-affiliates. SEMCO Gas Storage Company (an affiliated company) is a 50% owner of Eaton Rapids Gas Storage System.

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

     Rates and Regulation. Management continually reviews the adequacy of the utility subsidiaries' rates. It is management's intention to file requests for rate increases whenever it is deemed necessary and appropriate. There have been no general rate filings by Southeastern since 1983 or Michigan Gas since 1990. Battle Creek placed new rates into effect in December 1995. See "Management's Discussion and Analysis" for a discussion regarding Battle Creek's rate increase.

     In 1992, the MPSC issued a generic order addressing the accounting for the cost of postretirement benefits other than pensions. Pursuant to this order, Southeastern and Michigan Gas plan to file rate cases before 1997 in order to recover certain expenses related to this change in accounting treatment. Any relief granted will be based on all elements of cost of service. See Note 7 of "Notes to the Consolidated Financial Statements" for further discussion.


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

     Competition has increased significantly in the natural gas marketing industry. See "Management's Discussion and Analysis" for further discussion.



ITEM 2.   PROPERTIES

     The properties of the Company consist of the Common Stock of Southeastern, Michigan Gas, Battle Creek, SEMCO, and leasehold improvements and office equipment.


SOUTHEASTERN MICHIGAN GAS COMPANY

     Southeastern owns gas supply systems which, on December 31, 1995, included approximately 112 miles of transmission pipelines and 1,895 miles of distribution pipelines. The pipelines are located in southeastern Michigan (centered in and around the City of Port Huron) and south-central Michigan (centered in and around the City of Albion).

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


BATTLE CREEK GAS COMPANY

     Battle Creek owns gas supply systems which, on December 31, 1995, included approximately 27 miles of transmission pipelines and 680 miles of distribution pipelines. The pipelines are located in southwestern Michigan (centered in and around the City of Battle Creek, Michigan).

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


MICHIGAN GAS COMPANY

     Michigan Gas owns gas supply systems located in the southwest portion of Michigan's lower peninsula and the central and western areas of Michigan's upper peninsula. The systems include 2,102 miles of distribution pipeline, meters, service lines, gas regulating and metering stations, garages, warehouses, and other buildings necessary and useful in conducting its business. Michigan Gas leases its computer equipment, transportation equipment, and certain buildings.

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

     Set forth in the following table are the equity investments of SEMCO and its affiliates, the total non-current asset balance of each entity, and SEMCO's ownership percentage and equity investment at December 31, 1995:

                                            Total        SEMCO's       SEMCO's
                                         Non-current     Percent       Equity
                                            Assets      Ownership    Investment
                                         -----------    ---------    ----------
                                                 (Dollars in thousands)
  NOARK Pipeline System.................   $ 98,175        32%         $1,358
  NOARK Gas Services, L.P...............         91        40             (45)
  Eaton Rapids Gas Storage System.......     28,534        50           5,333
  Nimrod Natural Gas Corporation........      4,328        11             413
  Nimrod Limited Partnership............      1,426        29             372
  Michigan Intrastate Pipeline System...      5,563        50             217
  Michigan Intrastate Lateral System....        624        50             376
                                           --------                    ------
                                           $138,741                    $8,024
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

     The following table sets forth the operations wholly or partially owned by SEMCO and its affiliates, the total net property of the project, and SEMCO's ownership percentage and net property at December 31, 1995:

                                             Total      SEMCO's       SEMCO's
                                              Net       Percent         Net
                                            Property   Ownership     Property
                                            --------   ---------     --------
                                                 (Dollars in thousands)
  Litchfield Lateral......................  $11,212        33%        $ 3,700
  Greenwood Pipeline......................    6,899       100           6,899
  Iosco-Reno System.......................    3,745        40           1,498
  Eaton Rapids Pipeline...................    1,217       100           1,217
  Production Gathering Systems and
    Oil and Gas Properties................       84       100              84
                                            -------                   -------
                                            $23,157                   $13,398
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

     Other properties of SEMCO consist of data processing equipment primarily leased to affiliates, real property and related improvements held for resale, and office properties leased to affiliates and third parties. These other properties total $2.7 million or 1.1% of consolidated utility plant and other property, net.

ITEM 3.   LEGAL PROCEEDINGS


     None.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None.

                                    PART II



ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


COMMON STOCK DATA

     The common stock of the Company is traded on The Nasdaq Stock Market under the symbol "SMGS." The table below shows high and low closing bid prices of the Company's common stock in the over-the-counter market as reported by the Detroit Free Press, adjusted to reflect the 5% stock dividends in May 1995 and 1994. These quotations reflect dealer prices, without brokerage commission, and may not necessarily represent actual transactions.

                                    Quarters
                    ------------------------------------------
                     1st         2nd         3rd         4th
                    ------      ------      ------      ------
     1995
       High         18 3/4      19 1/2      19 1/4      18
       Low          17 1/8      18 1/2      17 3/4      16 1/4
     1994
       High         20          17 3/8      18 1/8      17 7/8
       Low          16 1/4      16 1/4      17 3/8      16 7/8

     See the cover page for a recent stock price and the number of shares outstanding.

     See "Selected Financial Data" below for the number of shareholders at year end for the past five years.



DIVIDENDS

     See Notes 4 and 10 of "Notes to the Consolidated Financial Statements" and "Selected Financial Data."

ITEM 6.   SELECTED FINANCIAL DATA

Years Ended December 31,                 1995            1994            1993            1992            1991
                                       --------        --------        --------        --------        --------
                                                  (thousands of dollars, except per share amounts)
Income Statement Data
 Operating Revenue.................... $335,538        $372,430        $288,963        $251,526        $231,522
                                       --------        --------        --------        --------        --------
 Operating Expenses
  Cost of Gas Sold.................... $120,619        $135,669        $139,051        $121,643        $111,005
  Cost of Gas Marketed................  130,087         153,973          67,474          52,347          46,237
  Operations..........................   31,880          31,055          30,243          29,426          29,614
  Maintenance.........................    4,337           4,503           4,253           4,164           3,811
  Depreciation........................   12,035          11,549          12,468          12,344          12,138
  Income Taxes........................    6,188           5,204           5,598           3,899           3,360
  Taxes Other Than Income Taxes.......    7,966           8,186           8,446           7,729           7,193
                                       --------        --------        --------        --------        --------
                                       $313,112        $350,139        $267,533        $231,552        $213,358
                                       --------        --------        --------        --------        --------
 Operating Income..................... $ 22,426        $ 22,291        $ 21,430        $ 19,974        $ 18,164
 Other Income (Expense), Net..........     (179)         (1,328)<F4>       (136)<F4>       (339)<F4>        570
                                       --------        --------        --------        --------        --------
 Income Before Interest............... $ 22,247        $ 20,963        $ 21,294        $ 19,635        $ 18,734
 Interest.............................   10,721          10,775          11,534          11,126          11,233
 Dividends on Preferred Stock
  of Subsidiary.......................      178             178             178             178             178
                                       --------        --------        --------        --------        --------
 Net Income........................... $ 11,348        $ 10,010        $  9,582        $  8,331        $  7,323
 Dividends on Convertible
  Preferred Stock.....................       17              18              19              21              22
                                       --------        --------        --------        --------        --------
 Net Income Available for
  Common Stock........................ $ 11,331        $  9,992        $  9,563        $  8,310        $  7,301
 Common Dividends.....................    9,230           8,656           7,419           6,875           6,385
                                       --------        --------        --------        --------        --------
 Earnings Reinvested in the Business.. $  2,101        $  1,336        $  2,144        $  1,435        $    916
                                       ========        ========        ========        ========        ========
Common Stock Data
 Average Shares Outstanding(000)<F1>..   11,832          11,609          10,500          10,223           9,963
 Earnings Per Share<F1>............... $    .96        $    .86 <F4>   $    .91 <F4>   $    .81 <F4>   $    .73
 Dividends Paid Per Share<F1>......... $    .78        $    .74        $    .71        $    .67        $    .64
 Dividend Payout Ratio................     81.5%           86.6%           77.6%           82.7%           87.5%
 Book Value Per Share<F1><F2>......... $   9.25        $   9.09        $   8.03        $   7.47        $   7.02
 Market Value Per Share<F1><F2><F3>... $  18.00        $  17.14        $  19.95        $  16.42        $  12.55
 Number of Common Shareholders........    8,334           8,149           7,261           6,892           6,594
 Price To Earnings Ratio<F2><F3>......     18.8            20.0            21.9            20.2            17.1

Balance Sheet Data<F2>
 Total Assets......................... $378,523        $368,498        $348,813        $319,548        $294,933
                                       ========        ========        ========        ========        ========
 Capitalization
  Long-Term Debt<F5>.................. $107,325        $104,910        $117,022        $102,728        $ 95,656
  Preferred Stock.....................    3,272           3,288           3,290           3,320           3,332
  Common Equity.......................  109,511         107,379          85,657          77,353          70,758
                                       --------        --------        --------        --------        --------
                                       $220,108        $215,577        $205,969        $183,401        $169,746
                                       ========        ========        ========        ========        ========
Financial Ratios
 Capitalization
  Long-Term Debt<F5>..................     48.8%           48.7%           56.8%           56.0%           56.4%
  Preferred Stock.....................      1.5%            1.5%            1.6%            1.8%            2.0%
  Common Equity.......................     49.7%           49.8%           41.6%           42.2%           41.6%
                                       --------        --------        --------        --------        --------
                                          100.0%          100.0%          100.0%          100.0%          100.0%
                                       ========        ========        ========        ========        ========
Return on Average Common Equity.......     10.4%            9.5%           11.6%           11.1%           10.6%
                                       ========        ========        ========        ========        ========

<F1>
Adjusted to give effect to 5 percent stock dividends in May 1995, 1994, 1993, 1992 and 1991.
<F2>
Year end.
<F3>
Based on NASDAQ closing bid price.
<F4>
Includes $1,286 (net of tax) or $.11 per share, $177 (net of tax) or $.02 per share and $901 (net of tax)
or $.09 per share in 1994, 1993 and 1992, respectively, attributable to an extraordinary item-loss on early extinguishment of debt.
<F5>
Includes current maturities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Income
     Net income available for common stock was $11.3 million ($.96 per share) for the year ended December 31, 1995. This compares to $11.3 million ($.97 per share) net income available for common stock before extraordinary item recorded for the year ended December 31, 1994. The Company recognized an extraordinary charge to income in 1994 of $1.3 million ($.11 per share) for the early extinguishment of debt.
     Customer additions and colder weather in 1995 resulted in a 5.2% increase in natural gas sales margin from the Company's natural gas distribution operations. The Company also recorded a nonrecurring gain on the settlement of a lawsuit involving the NOARK Pipeline System (NOARK) in 1995. These increases were offset by increased losses from the Company's investment in NOARK and a 23% reduction in gas marketing margins due to increased competition in the gas marketing industry.
     In 1994, net income available for common stock before extraordinary item increased $1.6 million from $9.7 million ($.93 per share) in 1993. The
Company recorded an extraordinary charge of $177,000 ($.02 per share) for the early extinguishment of debt in 1993. The increase in net income before extraordinary items primarily reflected improved results from the natural gas marketing operations, the interest savings generated by the refinancing of certain higher rate debt and lower depletion charges related to the Company's remaining oil and gas operations. These earnings were partially offset by an increase in the loss from NOARK and a decrease in natural gas sales margin due to weather. The change in per share amounts between 1994 and 1993 also reflects the impact of the sale of 747,500 new common shares in January 1994 and the sale of 307,000 shares through the DRIP.

Operating Revenues and Gross Margin
     Natural Gas Distribution. The Company's natural gas distribution business involves the operations of Southeastern, Battle Creek and Michigan Gas. These companies generate revenue mainly through the sale and transportation of natural gas. The following table compares sales and transportation information for the last three years:

Revenues
                                             1995         1994         1993
                                           --------     --------     --------
                                                (in thousands of dollars)
Gas sales revenues:
  Residential............................  $115,242     $121,066     $122,216
  Commercial.............................    54,763       59,413       61,379
  Industrial.............................    14,019       15,481       16,049
                                           --------     --------     --------
    Total gas sales revenue..............  $184,024     $195,960     $199,644
  Cost of gas sold.......................   120,619      135,669      139,051
                                           --------     --------     --------
    Gross margin.........................  $ 63,405     $ 60,291     $ 60,593
Gas transportation revenue...............    12,448       11,999       11,968
                                           --------     --------     --------
    Total sales margin and
      transportation revenue.............  $ 75,853     $ 72,290     $ 72,561
                                           ========     ========     ========

Throughput volumes
                                              1995         1994         1993
                                             ------       ------       ------
                                                         (in MMcf)
Gas sales volumes:
  Residential............................    24,676       23,437       23,302
  Commercial.............................    12,738       12,469       12,608
  Industrial.............................     3,373        3,464        3,500
                                             ------       ------       ------
    Total gas sales volumes..............    40,787       39,370       39,410
Gas transportation volumes...............    23,849       21,293       19,073
                                             ------       ------       ------
    Total throughput.....................    64,636       60,663       58,483
                                             ======       ======       ======
Degree Days
  Actual.................................     7,158        6,861        7,053
  Percent of normal......................     105.3%       102.4%       105.0%

Average number of gas sales customers....   222,303      216,082      210,522

     Natural gas sales volumes and gross margin from gas sales increased
1,417 MMcf and $3.1 million in 1995 compared to 1994. The addition of an average of 6,221 new gas sales customers, or 2.9%, accounted for over half the increase in margin. Also contributing to the increase were the impact of 4.3% colder temperatures on the weather-sensitive residential and commercial customers and the impact of a Battle Creek rate increase in December 1995.
     Battle Creek received approval to increase their rates to recover the cost of certain accelerated main replacement projects, the cost of retiree medical benefits and overall increases in operating expenses. This rate increase resulted in additional gas sales margin of approximately $400,000 in 1995 and is expected to increase gas sales margin by approximately $1.8 million in 1996. Since retiree medical benefits are now included in Battle Creek's rates, however, the entire retiree medical cost determined under the accrual method will be expensed in 1996, resulting in a $1.0 million increase in 1996 operations expense. Previously, Battle Creek deferred retiree medical costs above the expense incurred under the pay-as-you-go method. Overall, the rate increase should increase 1996 net income, after tax, by approximately $500,000 under normal weather conditions.
     In 1994 compared to 1993, natural gas sales volumes and gross margin from gas sales decreased 40 MMcf and $302,000. The addition of an average of 5,560 new gas sales customers in 1994, a 2.6% increase, helped reduce the impact of 2.7% warmer temperatures than 1993.
     Transportation volumes increased 2,556 MMcf, or 12.0%, in 1995 from 1994 while transportation revenues increased $449,000, or 3.7%. The increase in volumes relative to revenues reflects the pressure of competition on transportation margins and the impact of additional volumes transported by certain lower margin customers, including coal-displacement customers. Coal-displacement volumes are sensitive to natural gas prices relative to coal and are priced at lower margins.
     In 1994 compared to 1993, transportation volumes increased 2,220 MMcf while revenues increased slightly. This was due to some coal-displacement sales in 1994, compared to none in 1993, and lower overall transportation margins.
     Natural Gas Marketing. Natural gas marketing margins were $3.3 million, $4.3 million and $3.5 million in 1995, 1994 and 1993, respectively. These margins relate to natural gas volumes marketed of 82,504 MMcf, 78,082 MMcf and 31,501 MMcf for the same periods.

     The substantial increase in volumes marketed in 1994 compared to 1993 is primarily attributable to the 1993 implementation of FERC Order 636 (Order
636). With interstate pipelines no longer able to sell "bundled" natural gas sales services with gathering, transportation and storage services, the demand for natural gas marketing services increased.
     As the industry adapted to Order 636 in 1994 and 1995, competition also increased significantly. The increased competition impacted the Company's marketing operations in 1995 by slowing the growth in marketing volumes and significantly reducing the per-unit margins.
     The Company expects competition in the gas marketing industry will continue to generate pressure on per-unit margins. The marketing operation's primary focus is on growing revenues through the addition of several independent marketing contractors and by continuing to offer flexible and competitive products and services.
     Other Operating Revenues. Other operating revenues consist principally of revenues generated by natural gas transmission and gathering activities and miscellaneous utility operations. Also included in other operating revenues are revenues generated by oil and gas exploration and production, equipment leasing and real estate development.
     Other operating revenues totaled $5.7 million, $6.2 million and $6.4 million in 1995, 1994 and 1993, respectively. The decrease in other operating revenues reflects the Company's declining involvement in equipment leasing, real estate development and oil and gas activities.

Operating Expenses and Income Deductions
     Operations expense increased $825,000, or 2.7%, in 1995 compared to 1994. Approximately $530,000 of the increase relates to restructuring charges associated with a plan to centralize certain administration and engineering functions previously performed in several locations throughout the State of Michigan.
     In connection with this restructuring certain employees were given the option of moving to the centralized location or accepting severance agreements. Severance agreements were accepted by 33 employees and at December 31, 1995, approximately $158,000 remained accrued for the balance of payments relating to these individuals. The Company does not expect to incur additional material charges in connection with the restructuring but is, however, continuing to evaluate opportunities to restructure other appropriate functions.
     Also contributing to the increase in operations expense was a $307,000 increase in retiree medical expenses. Pursuant to a 1994 MPSC order, Southeastern and Michigan Gas were required to use savings generated by property tax reductions in the State of Michigan to offset an equal amount of the retiree medical regulatory asset. As a result of this order the two companies expensed a combined $663,000 of their regulatory assets in 1995 and $437,000 in 1994. The $663,000 and $437,000 of respective savings from property tax reductions are reflected in the decrease in taxes other than income taxes over these periods.
     The balance of the $307,000 increase in retiree medical during 1995 is attributable to Battle Creek's transition from expensing retiree medical costs on a pay-as-you-go method to the accrual method effective with their December 1995 rate increase. In 1996, the increase to operations expense from Battle Creek expensing their retiree medical costs under the accrual method, including the amortization of their retiree medical regulatory asset, will be approximately $1.0 million.

     Other increases in operations expense during 1995, including the costs associated with adding new customers, were generally offset by lower pension and profit sharing expenses.
     In 1994 operations expense increased $812,000, or 2.7%, over 1993. Reflected in this increase were higher retiree medical expenses of $437,000 due to the property tax offset at Southeastern and Michigan Gas and increased payroll related costs, including higher pension and medical expenses.
     Maintenance expense was $4.3 million, $4.5 million and $4.3 million in 1995, 1994 and 1993, respectively. In 1994, the Company experienced higher maintenance charges due to the extremely cold temperatures in the first quarter of that year.
     Depreciation expense increased $486,000, or 4.2%, in 1995 compared to 1994 primarily due to growth in utility plant. In 1994, depreciation expense decreased by $919,000 despite the growth in utility plant. This was primarily due to lower depletion costs and the decline in non-affiliate equipment leasing.
     Income taxes increased $984,000 in 1995 compared to 1994 and decreased $394,000 in 1994 compared to 1993 due to year-to-year changes in pre-tax income.
      Taxes other than income taxes were $8.0 million, $8.2 million and $8.4 million for 1995, 1994 and 1993, respectively. Taxes other than income taxes consist primarily of State of Michigan property taxes. The changes year-to-year reflect the partial impact of property tax reductions during 1994 and the full impact of the reductions in 1995. These property tax reductions more than offset increases in property taxes due to the growth in the Company's utility plant.
     Interest on long-term debt was approximately the same in 1995 when compared to 1994. This was due to the timing of the debt restructuring in 1994 combined with the interest savings from having lower cost debt outstanding during all of 1995. Interest on long-term debt decreased $821,000 in 1994 compared to 1993 due to the impact of the debt restructuring. Other interest expense, consisting primarily of interest on short-term borrowings, decreased slightly in 1995 and increased slightly in 1994 when compared to the previous years. Declining average borrowings over the three year period were offset by increased short-term interest rates. Average borrowings declined in 1995 due primarily to lower average gas costs and lower volumes of gas in storage. The decrease in average borrowings in 1994 compared to 1993 resulted from the refinancing of the permanent portion of short-term debt with common equity in January 1994 and the timing of debt restructurings.

Other Income (Loss), Net
     Other income (loss), net, consists primarily of income from SEMCO's equity investments but also includes miscellaneous nonoperating income and expense items, net of tax. Other income (loss), net, was ($179,000), ($42,000) and $41,000 in 1995, 1994 and 1993, respectively.
     The year-to-year changes reflect the Company's share of losses in NOARK, before a 1995 litigation settlement and net of tax, totaling $1.8 million, $1.2 million and $834,000 over those same years.
     Through a subsidiary, the Company holds a 32% general partnership interest in the $99 million pipeline.

     In December 1995, NOARK received $6.0 million from Vesta Energy Company (Vesta) in consideration of settlement of litigation, termination of a firm transportation agreement with NOARK, and the related contracts, and release from all obligations related to the NOARK Pipeline System. The Company's after-tax share of this settlement totaled $1.3 million.
     NOARK has been operating below capacity and generating losses since it was placed in service. The pipeline experienced significant cost overruns during construction which resulted in higher financing costs than expected. Competition from two interstate pipelines in the Arkansas region has required NOARK to discount its transportation charges to attract volumes to the pipeline. In addition, on January 1, 1994, Vesta, a major shipper of firm volumes on the NOARK system, discontinued shipments of gas under its contract and ceased payment of the firm demand fee. From January through May 1994, an affiliate of Southwestern Energy Pipeline Company, a NOARK general partner, which was providing 25,000 Mcf per day of the gas transported by Vesta over the NOARK system, shipped these volumes at the full firm rate.
     The increase in year-to-year losses principally reflects the loss of firm transportation revenues associated with Vesta and increases in operating and interest expenses. Volumes transported by NOARK averaged 86,000 Mcf, 82,000 Mcf and 79,000 Mcf per day for the years 1995, 1994 and 1993, respectively. NOARK has an operating capacity of 141,000 Mcf per day.
     NOARK's operating cash flows are insufficient to meet principal and interest payments on the debt. NOARK will need additional financing to fund its anticipated negative operating cash flows. Accordingly, the Company expects to make further contributions to NOARK in 1996. See Note 8 of Notes to the Consolidated Financial Statements for further discussion of the Company's guarantees related to the pipeline's financing.

Liquidity and Capital Resources
     Cash Flows From Investing. The Company's single largest use of cash is capital expenditures. The following table identifies capital expenditures for the past three years:

Capital Expenditures
                                             1995         1994         1993
                                            -------      -------      -------
                                                (in thousands of dollars)
Natural gas distribution..................  $26,259      $20,353      $19,238
Gas transmission, gathering and storage...       85          835        1,218
Other.....................................      628          616          513
                                            -------      -------      -------
                                            $26,972      $21,804      $20,969
                                            =======      =======      =======

     Capital expenditures for natural gas distribution represent primarily new customer additions and, to a lesser extent, plant repair and replacement. Distribution expenditures increased $5.9 million in 1995 compared to 1994 as the utility companies not only added customers to the existing distribution system, but also expanded their systems through the addition of several new franchise areas throughout Michigan.

     Cash Flows From Operations. The Company's net cash provided from operating activities totaled $32.6 million in 1995, $28.3 million in 1994 and $12.1 million in 1993. The change in operating cash flows is significantly influenced by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue, and other working capital changes. The changes in these accounts are largely the result of the timing of receipts and payments.
     The Company uses significant amounts of short-term borrowings to finance natural gas purchases for storage during the non-heating season. The Company owns and leases natural gas storage facilities with available capacity approximating 40% of annual gas sales. Generally gas is stored during the months of April through October and withdrawn for sale from November through March. The carrying amount of natural gas stored underground peaked at $34.2 million, $45.9 million and $45.7 million in October 1995, 1994 and 1993, respectively.
     Cash Flows From Financing. In January 1995, the Company began purchasing shares of its common stock on the open market to meet the dividend reinvestment and optional payment requirements of the DRIP. The Company purchased 314,000 shares for $6.0 million during 1995, substantially meeting the requirements for the 1995 DRIP sales totaling $6.0 million. In 1994 and 1993 the Company received $5.8 million and $5.9 million from the sale of shares through the DRIP. In addition, the Company received $14.6 million through the sale of 747,500 shares of common stock in January 1994.
     In 1994, the Company also received $80.0 million through the issuance of $55.0 million, 8.00% senior notes and $25.0 million, 8.32% senior notes. The proceeds of these financings were used principally to redeem certain higher-rate long-term debt instruments. Expensing the portion of the call premiums and unamortized debt expense associated with the Company's non-regulated operations resulted in a $1.3 million ($.11 per share) extraordinary charge to income in 1994 and $177,000 ($.02 per share) extraordinary charge to income in 1993.
     During 1993, $20.0 million in funds was provided through a term loan and $5.5 million was used to repay certain portions of long-term debt.
     Dividends paid to common shareholders increased from 1993 through 1995 due to the impact of 5% stock dividends in each of those years and the issuance of additional shares through the DRIP and the January 1994 stock issuance.

Future Capital Expenditures and Liquidity
     1996 Capital Expenditures. For 1996, the Company plans to spend approximately $27.7 million on capital additions. Almost all of the expenditures are planned for natural gas distribution additions with the emphasis on new customers.
     Future Financing. Funds needed for the Company's 1996 capital expenditure program and dividend payments will be provided primarily through internally generated funds and utilization of short-term lines of credit. At year end 1995, the Company had $38.2 million available on short-term credit facilities totaling $89.9 million.

     Common stock issuances in 1993 and 1994 have been a major factor in strengthening the Company's equity position. While the Company has the availability to issue new stock through the DRIP, the Company does not expect to require additional common equity funding during the next few years. Therefore, except to the extent that the purchase of shares on the open market becomes difficult, the Company expects that newly issued shares will not be sold under the DRIP.
     During 1996, the Company expects to make contributions to the NOARK Pipeline System in connection with its guarantees of the pipeline's debt. See
Note 8 of Notes to the Consolidated Financial Statements for a discussion of the Company's guarantees related to NOARK's financing.
     Commodity Hedging. The Company's natural gas marketing subsidiary, SEMCO, has entered into various long-term sales commitments which may extend up to 24 months into the future. SEMCO maintains a hedging program with the objective of preserving the anticipated margin on these sales commitments. The hedges are designed to ensure that the impact of natural gas price fluctuations on the fair value of long-term sales commitments will be offset by the impact of such price fluctuations on the fair value of the hedging instrument. The most frequently used hedging instruments are natural gas futures and options, although SEMCO may also enter into natural gas swap agreements, contract to purchase natural gas from producers for future delivery or inject gas into storage for later withdrawal.
     Critical to the success of the hedging program is the performance by both the party to the hedge and the marketing customer buying gas under the long-term sales commitment. SEMCO performs extensive credit reviews on new and existing marketing customers and only enters into hedging transactions with reputable dealers, primarily on the NYMEX, or directly with reliable suppliers.
     At December 31, 1995 and 1994, SEMCO had recorded net deferred gains (losses) from its hedging program of approximately $1.1 million and ($4.6 million), respectively. At the same time, SEMCO had similar amounts of unrecorded losses (gains) pursuant to the underlying long-term sales commitments.
     See Note 6 of Notes to the Consolidated Financial Statements for further information regarding the types, underlying notional volumes, and fair values of SEMCO's hedges at December 31, 1995 and December 31, 1994.

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

     Pursuant to a generic order issued by the MPSC, Southeastern and Michigan Gas are recording a liability and a corresponding regulatory asset for their portion of retiree medical costs. The generic order provides for recovery of this regulatory asset provided a utility files a general rate case and demonstrates the need for a rate increase to compensate for this additional cost. Southeastern and Michigan Gas plan to file rate cases prior to 1997 in accordance with this order. Every aspect of the business of a utility is open to scrutiny when its rates are redetermined. The outcome of future rate cases cannot be predicted.
     Until Battle Creek received their rate increase in December 1995, the utility was also recording a regulatory asset for its portion of retiree medical costs. Since the costs were allowed in rates in December 1995, Battle Creek is no longer deferring any retiree medical costs and is amortizing its regulatory asset into expense.
     See Note 7 and Note 3 of the Notes to the Consolidated Financial Statements for further discussion of SFAS 106 and SFAS 109.

Impact of Inflation
     The cost of gas sold by the utility subsidiaries is recovered from natural gas distribution customers on a current basis. Although inflation has steadied in recent years, increases in other utility operating costs are recovered through the regulatory process of filing a rate case and, therefore may adversely affect the results of operations in inflationary periods due to the time lag involved in this process. The Company attempts to minimize the impact of inflation by controlling costs, increasing productivity and filing rate cases on a timely basis.
     Southeastern and Michigan Gas plan to file rate cases before January 1997 in conjunction with the adoption of SFAS 106. See Note 7 of the Notes to the Consolidated Financial Statements.

Industry Trends
     Competition. The market prices of alternate sources of energy such as coal and #6 fuel oil compete directly with the price the utilities charge for industrial sales and transportation of natural gas. The prices of alternate fuels similarly affect the volumes and margins of the natural gas marketing operations of the Company. In addition, continued deregulation of the natural gas industry has further increased the sources of competition. See "Regulation" discussion below.
     To lessen the impact of prices on fuel choice by industrial customers, the Company offers additional services, such as gas storage and balancing.
However, the competition among fuels is expected to continue to affect volumes sold, transported and marketed and the associated margins.
     Regulation. Interstate pipelines were required to comply with FERC Order 636 by the 1993-1994 heating season. The focus of Order 636 was intended to increase competition within the gas industry and requires pipelines to unbundle their services and instead offer separate service for gas transportation, storage and gathering.
     As a result of this restructuring of the interstate pipeline service, natural gas distribution companies have the ability to select and pay for only those pipeline services they require. In addition, Order 636 allows customers on natural gas distribution systems to purchase the same level of unbundled service directly from the interstate pipelines. Under such circumstances, natural gas distribution companies generally provide transportation services to those customers.

     It is expected that the availability of unbundled pipeline services to customers will result in continued pressure on gas distribution companies to offer similar unbundled services in order to compete with the pipelines. This competition has resulted in pressure to reduce natural gas transportation margins. Currently, the utility subsidiaries are providing transportation services principally to large industrial customers.
     In addition to pressure on the transportation margins of the utility subsidiaries, Order 636 is impacting the natural gas marketing operations of SEMCO. Access to unbundled pipeline services has attracted new competitors to the marketing industry and presented opportunities for marketers to offer expanded services to their customers.
     As described in Note 1 to the consolidated financial statements, the Company complies with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." In the event the Company determines that it no longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include
(1) increasing competition that restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate.
     Gas Supply. The Company's utility subsidiaries are served by four interstate pipelines: Panhandle Eastern Pipe Line Company, ANR Pipeline Company, Great Lakes Gas Transmission Company and Northern Natural Gas
Company. These pipelines received authority from the FERC to substantially implement their restructuring plans effective November 1, 1993. In conjunction with these plans, the FERC has given interstate pipelines authority to directly bill customers for certain transition costs resulting from the restructuring. As former purchasers of bundled interstate pipeline service, the utility subsidiaries are responsible for some of these transition costs.
     To date, the utility subsidiaries have been billed approximately
$3.3 million in Order 636 transition costs. At this time, no further direct-billed transition costs are anticipated. As with previously FERC-mandated billings, Order 636 transition costs are recoverable from ratepayers through gas cost recovery mechanisms.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,                     1995         1994         1993
                                           --------     --------     --------
                                               (in thousands of dollars,
                                               except per share amounts)
Operating Revenue
  Gas sales.............................   $184,024     $195,960     $199,644
  Gas marketing.........................    133,396      158,284       70,991
  Transportation........................     12,448       11,999       11,968
  Other operations......................      5,670        6,187        6,360
                                           --------     --------     --------
                                           $335,538     $372,430     $288,963
                                           --------     --------     --------
Operating Expenses
  Cost of gas sold......................   $120,619     $135,669     $139,051
  Cost of gas marketed..................    130,087      153,973       67,474
  Operations............................     31,880       31,055       30,243
  Maintenance...........................      4,337        4,503        4,253
  Depreciation..........................     12,035       11,549       12,468
  Income taxes..........................      6,188        5,204        5,598
  Taxes other than income taxes.........      7,966        8,186        8,446
                                           --------     --------     --------
                                           $313,112     $350,139     $267,533
                                           --------     --------     --------
Operating Income........................   $ 22,426     $ 22,291     $ 21,430
Other Income (Loss), Net................       (179)         (42)          41
                                           --------     --------     --------
Income Before Income Deductions.........   $ 22,247     $ 22,249     $ 21,471
                                           --------     --------     --------
Income Deductions
  Interest on long-term debt............   $  8,546     $  8,605     $  9,426
  Other interest........................      1,727        1,788        1,771
  Amortization of debt expense..........        448          382          337
  Dividends of preferred stock
    of subsidiary.......................        178          178          178
                                           --------     --------     --------
                                           $ 10,899     $ 10,953     $ 11,712
                                           --------     --------     --------
Net Income Available For Common Stock
  Before Preferred Stock Dividends
  and Extraordinary Item................   $ 11,348     $ 11,296     $  9,759
  Dividends on convertible
    preferred stock.....................         17           18           19
                                           --------     --------     --------
Net Income Available For Common Stock
  Before Extraordinary Item.............   $ 11,331     $ 11,278     $  9,740
Extraordinary Item--Loss on early
  extinguishment of debt, net of
  income taxes of $692 and $96..........         --        1,286          177
                                           --------     --------     --------
Net Income Available For Common Stock...   $ 11,331     $  9,992     $  9,563
                                           ========     ========     ========
Earnings Per Share of Common Stock
  Before Extraordinary Item.............   $    .96     $    .97     $    .93
                                           ========     ========     ========
Earnings Per Share of Common Stock......   $    .96     $    .86     $    .91
                                           ========     ========     ========
Cash Dividends Per Share of
  Common Stock..........................   $    .78     $    .74     $    .71
                                           ========     ========     ========
Average Number of Common Shares
  Outstanding........................... 11,831,680   11,609,339   10,499,603
                                         ==========   ==========   ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,                                                1995            1994            1993
                                                                     ---------       ---------       ---------
                                                                               (in thousands of dollars)
Cash Flows From Operating Activities
 Cash received from customers..................................      $ 320,707       $ 375,536       $ 278,621
 Cash paid for payrolls and to suppliers.......................       (264,440)       (325,671)       (243,923)
 Interest paid.................................................        (10,283)        (11,104)        (11,244)
 Income taxes paid.............................................         (5,570)         (3,379)         (6,175)
 Taxes other than income taxes paid............................         (7,995)         (7,966)         (8,541)
 Other cash receipts and payments, net.........................            174             846           3,370
                                                                     ---------       ---------       ---------
  Net Cash From Operating Activities...........................      $  32,593       $  28,262       $  12,108
                                                                     ---------       ---------       ---------
Cash Flows From Investing Activities
 Natural gas distribution property additions...................      $ (26,259)      $ (20,353)      $ (19,238)
 Investments in other natural gas related property.............             --             (33)         (2,530)
 Other property additions......................................           (713)         (1,418)           (513)
 Property retirement costs, net of proceeds....................            640            (313)           (301)
 Proceeds from sale and leaseback of capital assets............          3,737              --              --
 Advances to equity investees..................................         (3,312)           (906)             --
                                                                     ---------       ---------       ---------
  Net Cash From Investing Activities...........................      $ (25,907)      $ (23,023)      $ (22,582)
                                                                     ---------       ---------       ---------
Cash Flows From Financing Activities
 Issuance of common stock......................................      $   6,012       $  20,384       $   5,889
 Repurchase of common stock....................................         (5,998)             --              --
 Net change in notes payable to banks..........................          1,700          (2,342)           (758)
 Issuance of long-term debt....................................             --          80,000          20,000
 Repayment of long-term debt...................................         (1,322)        (94,783)         (5,521)
 Payment of dividends..........................................         (9,425)         (8,852)         (7,616)
                                                                     ---------       ---------       ---------
  Net Cash From Financing Activities...........................      $  (9,033)      $  (5,593)      $  11,994
                                                                     ---------       ---------       ---------
   Net Increase (Decrease) in Cash
   and Temporary Cash Investments..............................      $  (2,347)      $    (354)      $   1,520
Cash and Temporary Cash Investments
 Beginning of year.............................................          2,611           2,965           1,445
                                                                     ---------       ---------       ---------
 End of year...................................................      $     264       $   2,611       $   2,965
                                                                     =========       =========       =========
Reconciliation of Net Income to Net Cash
 From Operating Activities
 Net income available for common stock.........................      $  11,331       $   9,992       $   9,563
 Adjustments to reconcile net income to
  net cash from operating activities:
   Depreciation................................................         12,035          11,549          12,468
   Extraordinary item..........................................             --           1,286             177
   Deferred taxes and investment tax credits...................            304            (838)            873
   Equity loss, net of distributions...........................            990             834           1,218
   Receivables.................................................         (9,513)         (4,703)            853
   Accrued revenue.............................................         (5,555)         (2,021)         (1,143)
   Materials and supplies and gas in underground storage.......         12,820          (2,232)         (1,023)
   Gas charges, recoverable from customers.....................          2,349           7,767         (11,122)
   Other current assets........................................          6,189          (2,154)         (3,430)
   Accounts payable............................................          4,973           2,992           4,082
   Customer advances and amounts payable to customers..........         (1,638)          1,711           1,332
   Accrued taxes...............................................            (22)          1,156          (3,362)
   Other, net..................................................         (1,670)          2,923           1,622
                                                                     ---------       ---------       ---------
    Net Cash From Operating Activities.........................      $  32,593       $  28,262       $  12,108
                                                                     =========       =========       =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
At December 31,                                          1995           1994
                                                       --------       --------
                                                      (in thousands of dollars)
ASSETS
Utility Plant
  Plant in service, at cost..........................  $313,658       $287,214
  Less--Accumulated depreciation.....................    87,308         76,674
                                                       --------       --------
                                                       $226,350       $210,540
  Construction work in progress......................       944            200
                                                       --------       --------
                                                       $227,294       $210,740
                                                       --------       --------
Other Property, Net..................................  $ 12,883       $ 16,015
                                                       --------       --------
Current Assets
  Cash and temporary cash investments, at cost.......  $    264       $  2,611
  Receivables, less allowances of $729 and $889......    32,320         22,807
  Accrued revenue....................................    38,854         33,299
  Materials and supplies, at average cost............     3,280          3,352
  Gas in underground storage.........................    20,172         32,920
  Gas charges, recoverable from customers............     5,854          8,203
  Accumulated deferred income taxes..................     2,249          2,471
  Other..............................................     5,827         12,016
                                                       --------       --------
                                                       $108,820       $117,679
                                                       --------       --------
Deferred Charges and Other
  Unamortized debt expense...........................  $  5,702       $  6,150
  Deferred gas charges, recoverable from customers...       615            798
  Advances to equity investees.......................     4,218            906
  Other..............................................    18,991         16,210
                                                       --------       --------
                                                       $ 29,526       $ 24,064
                                                       --------       --------
                                                       $378,523       $368,498
                                                       ========       ========
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock equity................................  $109,511       $107,379
  Cumulative convertible preferred stock equity......       172            188
  Cumulative preferred stock of subsidiary...........     3,100          3,100
  Long-term debt.....................................   103,588        104,910
  Obligations under capital leases...................     2,270             --
                                                       --------       --------
                                                       $218,641       $215,577
                                                       --------       --------
Current Liabilities
  Notes payable to banks.............................  $ 51,700       $ 50,000
  Current portion of obligations under
    capital leases...................................     1,467             --
  Accounts payable...................................    38,018         33,045
  Customer advance payments..........................     5,764          8,736
  Accrued taxes......................................       704            726
  Accrued interest...................................     1,135          1,145
  Amounts payable to customers.......................       682            115
  Other..............................................     4,851          7,723
                                                       --------       --------
                                                       $104,321       $101,490
                                                       --------       --------
Deferred Credits
  Accumulated deferred income taxes..................  $ 19,080       $ 18,722
  Unamortized investment tax credit..................     3,049          3,325
  Customer advances for construction.................     9,326          8,559
  Other..............................................    24,106         20,825
                                                       --------       --------
                                                       $ 55,561       $ 51,431
                                                       --------       --------
                                                       $378,523       $368,498
                                                       ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31,                                          1995           1994
                                                       --------       --------
                                                      (in thousands of dollars)
Common Stock Equity
  Common stock, par value $1 per share--authorized
    20,000,000 shares; 11,837,075 and 11,260,584
    shares outstanding..............................   $ 11,837       $ 11,261
  Capital surplus...................................     80,546         81,091
  Retained earnings.................................     17,128         15,027
                                                       --------       --------
                                                       $109,511       $107,379
                                                       --------       --------
Cumulative Convertible Preferred Stock
  Convertible preferred stock, par value $1 per
    share--authorized 500,000 shares issuable in
    series; 6,885 and 7,505 shares outstanding......   $      7       $      8
  Capital surplus...................................        165            180
                                                       --------       --------
                                                       $    172       $    188
                                                       --------       --------
Cumulative Preferred Stock of Subsidiary
  $100 par value (callable at option of Subsidiary)
    6% series A--15,000 shares authorized and
      outstanding...................................   $  1,500       $  1,500
    5 1/2% series B--10,000 shares authorized and
      outstanding...................................      1,000          1,000
    5 1/2% series C--5,000 shares authorized;
      4,000 shares outstanding......................        400            400
    5 1/2% series D--2,000 shares authorized and
      outstanding...................................        200            200
                                                       --------       --------
                                                       $  3,100       $  3,100
                                                       --------       --------
Long-Term Debt
  Southeastern Michigan Gas Enterprises, Inc.
    8.00% notes due 2004............................   $ 55,000       $ 55,000
    8.32% notes due 2024............................     25,000         25,000
    8.625% debentures due 2017......................     23,588         24,910
                                                       --------       --------
                                                       $103,588       $104,910
                                                       --------       --------
Obligations under capital leases....................   $  3,737       $     --
                                                       --------       --------
  Less--current portion.............................      1,467             --
                                                       --------       --------
                                                       $  2,270       $     --
                                                       --------       --------
                                                       $218,641       $215,577
                                                       ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

Years Ended December 31,                          1995       1994       1993
                                                -------    -------    -------
                                                  (in thousands of dollars)
Common Stock
  Beginning of year...........................  $11,261    $ 9,680    $ 8,952
    5% stock dividends May 1995, May 1994
      and May 1993............................      564        525        449
    Issuance of common stock..................       --        748         --
    Issuance of common stock through dividend
      reinvestment plan and other.............      326        308        279
    Repurchase of common stock................     (314)        --         --
                                                -------    -------    -------
  End of year.................................  $11,837    $11,261    $ 9,680
                                                =======    =======    =======

Common Stock Capital Surplus
  Beginning of year...........................  $81,091    $62,286    $57,039
    5% stock dividends May 1995, May 1994
      and May 1993............................     (564)      (543)      (471)
    Issuance of common stock..................       --     13,881         --
    Issuance of common stock through dividend
      reinvestment plan and other.............    5,702      5,467      5,718
    Repurchase of common stock................   (5,683)        --         --
                                                -------    -------    -------
  End of year.................................  $80,546    $81,091    $62,286
                                                =======    =======    =======

Retained Earnings
  Beginning of year...........................  $15,027    $13,691    $11,547
    Net income available for common stock.....   11,331      9,992      9,563
    Cash dividends on common stock............   (9,230)    (8,656)    (7,419)
                                                -------    -------    -------
  End of year.................................  $17,128    $15,027    $13,691
                                                =======    =======    =======

Unearned Compensation--ESOT
  Beginning of year...........................  $    --    $    --    $  (185)
    Compensation earned.......................       --         --        185
                                                -------    -------    -------
  End of year.................................  $    --    $    --    $    --
                                                =======    =======    =======

Cumulative Convertible Preferred Stock
  Beginning of year...........................  $     8    $     8    $     9
    Conversion of preferred stock.............       (1)        --         (1)
                                                -------    -------    -------
  End of year.................................  $     7    $     8    $     8
                                                =======    =======    =======

Cumulative Convertible Preferred Stock
 Capital Surplus
  Beginning of year...........................  $   180    $   182    $   211
    Conversion of preferred stock.............      (15)        (2)       (29)
                                                -------    -------    -------
  End of year.................................  $   165    $   180    $   182
                                                =======    =======    =======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES
     Southeastern Michigan Gas Enterprises, Inc. (the Company) is an investor-owned holding company. The Company's utility subsidiaries purchase, distribute, and transport natural gas to 226,000 customers within the state of Michigan. The Company is also engaged in the marketing of natural gas to approximately 130 customers located in several states.
     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Southeastern, Battle Creek, Michigan Gas and SEMCO. Investments in unconsolidated companies at least 20% owned, but not greater than 50% owned, are reported using the equity method of accounting. All significant intercompany transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with 1995 presentations. These reclassifications had no effect on net income.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Rate Regulation. The Company accounts for the effects of regulation under SFAS 71, "Accounting for the Effects of Certain Types of Regulation." As a result, the actions of regulators affect when revenues, expenses, assets and liabilities are recognized.
     The rates of the utility subsidiaries, Southeastern, Battle Creek and Michigan Gas, are subject in certain respects to the requirements of state and local regulatory bodies. The MPSC authorizes the rates charged to customers by Southeastern and Michigan Gas. Battle Creek's rates are subject to the jurisdiction of the City Commission of Battle Creek, Michigan.
     Utility Plant, Other Property and Depreciation. Utility plant and other property are recorded at cost. The subsidiaries provide for depreciation on a straight-line basis over the estimated useful lives of the related property.
     The ratio of depreciation to the average balance of property approximated 4.0%, 4.1% and 4.3% for the years 1995, 1994 and 1993, respectively.
     Certain investments in unconsolidated companies recorded using the equity method are also reported as other property. See Note 9 for further discussion.
     Receivables, Gas Sales, Transportation and Gas Marketing Revenues. Customer receivables, gas sales and transportation revenues arise from the operations of the utility subsidiaries. Gas marketing revenues and receivables arise from SEMCO's marketing operations.
     Revenue Recognition. Southeastern, Michigan Gas and Battle Creek bill monthly on a cycle basis and follow the industry practice of recognizing accrued revenue for gas services rendered to their customers but not billed at month end. SEMCO recognizes marketing revenues, and any related hedging gains or losses, in the same period natural gas is delivered to customers. See Note 6 for further discussion about SEMCO's hedging activities.
     Gas in Underground Storage. Gas in underground storage for Southeastern and Michigan Gas is reported at average cost. Battle Creek's gas inventory is stated at last-in, first-out cost. At December 31, 1995 and 1994, the balance in this account approximates the replacement value of the gas in storage.
SEMCO reports gas in storage at the lower of cost or market.

     In general, commodity costs and variable transportation costs are capitalized as gas in underground storage. Fixed costs, primarily pipeline demand charges and storage charges, are expensed as incurred through cost of gas.
     Cost of Gas. The utility subsidiaries have gas cost recovery mechanisms which allow for the adjustment of rates charged to customers in response to increases and decreases in the cost of gas purchased.
     Income Taxes. Investment tax credits (ITC) utilized in prior years for income tax purposes are deferred for financial accounting purposes and are amortized through credits to the income tax provision over the lives of the related property. The Company and its subsidiaries file a consolidated Federal income tax return. Income taxes are allocated to each subsidiary based on its separate taxable income.
     Statement of Cash Flows. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash and temporary cash investments.
     The Company entered into capital lease transactions totaling $3,737,000 in 1995. These noncash investing and financing activities have been excluded from the consolidated statements of cash flows.
     Impairment of Long-Lived Assets. In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," which is effective for 1996 financial statements. In general, this statement requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The need for an impairment loss is evaluated by comparing the carrying cost of the asset to the future cash flows (undiscounted and without interest charges) expected from the use and eventual disposition of the asset. Measurement of the impairment loss is based on the fair value of the asset. In addition, SFAS 121 imposes stricter criteria for the recognition of regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company does not expect the adoption of SFAS 121 to have a material impact on the financial position or results of operations, based on the current regulatory structure in which the Company operates.

2.   REGULATORY MATTERS
     MPSC Orders. In December 1992, the MPSC issued Order U-10040 addressing the change in accounting for the cost of retiree medical benefits. Pursuant to this order, Southeastern and Michigan Gas were required to file general rate cases before 1996 in order to recover certain expenses related to this change in accounting treatment. In October 1995, the MPSC approved an application by Southeastern and Michigan Gas to extend the deadline for filing these general rate cases to December 31, 1996. At this time Southeastern and Michigan Gas expect to file general rate cases before 1997 in accordance with Order
U-10040.  Any relief granted will be based on all elements of cost of service.
     In June 1994, the MPSC issued Orders U-10617 and U-10618 to Michigan
Gas and Southeastern, respectively. These orders require the companies to offset deferred retiree medical costs with certain reductions in Michigan state property taxes until the MPSC issues a final order in a rate case filed pursuant to Order U-10040. In accordance with orders U-10617 and U-10618, Michigan Gas and Southeastern have reduced deferred retiree medical costs by a combined total of $663,000 in 1995 and $437,000 in 1994.

     Battle Creek Rate Increase. In November 1995, the City Commission of Battle Creek approved a Battle Creek rate increase, effective December 1995, of approximately $1,800,000. Battle Creek requested the increase to recover the cost of certain accelerated main replacement projects, the cost of its retiree medical benefits and overall increases in operating expenses. Battle Creek's annual net income should increase by approximately $500,000 as a result of this rate increase.
     Order 636 Transition Costs. Through the implementation of Order 636, the FERC authorized interstate pipelines to directly bill certain transition costs to former sales service customers. As a result, the Company incurred and recorded Order 636 liabilities of $103,000 in 1995, $1,223,000 in 1994 and $2,014,000 in 1993. These costs are substantially recoverable from ratepayers. At December 31, 1995 and 1994, the Company's recorded liabilities related to Order 636 totaled $1,102,000 and $1,904,000, respectively. The Company does not anticipate any significant additional direct billings related to Order 636.

3.   INCOME TAXES
     SFAS No. 109. In January 1993, the Company prospectively adopted SFAS 109, "Accounting For Income Taxes." Previously, the Company accounted for income taxes under Accounting Principles Board Opinion No. 11.
     SFAS 109 requires an annual measurement of deferred tax assets and deferred tax liabilities based upon the estimated future tax effects of temporary differences and carry forwards. In general, the total deferred tax expense or benefit for the year equals the difference between the beginning and end of year balances in deferred tax assets and liabilities.
     Upon adoption, the initial application of SFAS 109 was determined by recomputing the balance sheet deferred tax amounts as of January 1, 1993 using currently enacted tax rates. The most significant adjustments were related to the Company's regulated operations and, since these adjustments are expected to be recovered from or refunded to customers in future rates, were offset on the balance sheet by regulatory assets and regulatory liabilities. As a result, the adoption of SFAS 109 had no material impact on the results of operations.
     Provision for Income Taxes. The components of the provision for income taxes are as follows (in thousands of dollars):

                                                  1995       1994       1993
                                                 ------     ------     ------
Federal
  Currently payable.........................     $5,606     $5,849     $4,879
  Deferred to future periods................        812     (1,023)     1,064
  Investment tax credits....................       (267)      (267)      (267)
                                                 ------     ------     ------
Total income taxes..........................     $6,151     $4,559     $5,676
Less amounts included in:
  Other income..............................        (37)        47        174
  Extraordinary item........................         --       (692)       (96)
                                                 ------     ------     ------
Amount included in operating expenses.......     $6,188     $5,204     $5,598
                                                 ======     ======     ======

     Reconciliation of Statutory Rate to Effective Rate. A reconciliation of the difference between the Company's provision for income taxes and income taxes computed at the statutory rate follows (in thousands of dollars):

                                                  1995       1994       1993
                                                -------    -------    -------
Net income available for common stock.......    $11,331    $ 9,992    $ 9,563
Add back:
  Preferred dividends.......................        195        196        197
  Income taxes..............................      6,151      4,559      5,676
                                                -------    -------    -------
Pre-tax income..............................    $17,677    $14,747    $15,436
                                                =======    =======    =======
Computed federal income taxes...............    $ 6,187    $ 5,161    $ 5,403
Depreciation................................        (43)      (184)      (108)
Amortization of deferred ITC................       (267)      (267)      (267)
Amortization of non-deductible amounts
  resulting from acquisitions...............        217        216        216
Rate differential on other deferred items...        (19)        (2)       (49)
Other.......................................         76       (365)       481
                                                -------    -------    -------
Total income taxes..........................    $ 6,151    $ 4,559    $ 5,676
                                                =======    =======    =======

     Deferred Income Taxes. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The principal components of the Company's deferred tax assets (liabilities) were as follows (in thousands of dollars):

                                                           1995       1994
                                                         --------   --------
Property...............................................  $(19,668)  $(18,198)
Employee benefit obligation (including retiree
  medical).............................................     4,578      3,488
Retiree medical benefit regulatory assets..............    (4,549)    (3,200)
Gas in storage.........................................     2,412      1,867
ITC....................................................     1,526      1,605
Debt premium...........................................    (1,284)    (1,432)
Gas cost underrecovery.................................      (641)    (1,163)
Other..................................................       795        782
                                                         --------   --------
  Total deferred taxes.................................  $(16,831)  $(16,251)
                                                         ========   ========
Gross deferred tax liabilities.........................  $(35,105)  $(32,806)
Gross deferred tax assets..............................    18,274     16,555
                                                         --------   --------
                                                         $(16,831)  $(16,251)
                                                         ========   ========

     At December 31, 1995 and December 31, 1994 there was no valuation allowance recorded against deferred tax assets.

4.   CAPITALIZATION
     Common Stock Equity. The Company issued five percent stock dividends in May 1995, May 1994 and May 1993. Earnings per share of common stock, cash dividends per share of common stock and average number of common shares outstanding have been restated to reflect the stock dividends.

     Pursuant to its DRIP, the Company issued 274,000 shares of common stock in 1995, 307,000 shares in 1994, and 247,000 shares in 1993. In January 1995, the
Company amended its DRIP to allow the Company to acquire common shares on the open market to meet the dividend reinvestment and optional payment requirements of the DRIP. During 1995, the Company purchased a total of 314,000 shares for the DRIP. Except to the extent that purchase of shares on the open market becomes difficult, the Company does not expect to issue new shares under the plan.
     In January 1994, the Company issued 747,500 shares of common stock pursuant to a shelf registration. Net proceeds of approximately $14,629,000 were used to reduce notes payable to banks incurred to finance the Company's ongoing capital expenditure program and for general corporate purposes.
     The Company has short-term credit arrangements and long-term debt indentures which contain, among other restrictions, limits on the payment of dividends beyond certain levels of retained earnings. Under the most restrictive of these covenants, all of the Company's retained earnings of $17,128,000 was available for the payment of dividends on any class of stock at December 31, 1995.
     Cumulative Convertible Preferred Stock. At December 31, 1995 and 1994, 6,885 and 7,505 shares of the Company's $2.3125 cumulative convertible preferred shares were outstanding and each share was convertible at the option of the holder to 4.11 shares of common stock. At December 31, 1995, 28,297 shares of common stock are reserved for issuance upon conversion to holders of the convertible preferred stock.
     Cumulative Preferred Stock of Subsidiary. The cumulative preferred stock of Southeastern is callable at Southeastern's option at $105 per share.
Payment of dividends on Southeastern's preferred stock is fully guaranteed by the Company.
     Long-Term Debt. In 1994, the Company issued $80,000,000 of private placement debt to complete the refinancing of certain higher cost debt. In connection with the refinancing, the Company recorded extraordinary charges for the early extinguishment of debt of $1,286,000 and $177,000 net of tax, in 1994 and 1993, respectively.
     There are no annual maturities or sinking fund requirements for the Company's existing debt over the next five years.
     Obligations Under Capital Leases. In December 1995, the Company entered into an agreement for the sale and leaseback of vehicles and related equipment. The resulting leases are classified as capital leases in accordance with SFAS 13, "Accounting for Leases." The lease periods range from a few months on older vehicles to fifty months on new vehicles.
However, the Company may cancel any lease at any time. When the leasing agent disposes of a leased vehicle, the Company is liable for the difference between the remaining capital lease obligation and the sales proceeds. Any gain on the sale of leased vehicles also accrues to the Company.
     The future minimum payments under capital leases at December 31, 1995 were as follows (in thousands of dollars):

1996..............................................................     $1,679
1997..............................................................      1,315
1998..............................................................        831
1999..............................................................        301
2000..............................................................          1
                                                                       ------
Total minimum lease payments......................................     $4,127
Interest included in payments.....................................        390
                                                                       ------
Present value of minimum lease payments...........................     $3,737
Current portion...................................................      1,467
                                                                       ------
                                                                       $2,270
                                                                       ======

5.   SHORT-TERM BORROWINGS
     The Company maintains unsecured lines of credit at two banks. Interest on all such lines are at variable rates, which do not exceed the banks' prime lending rates. These arrangements are set to expire during 1996 and the Company expects they will be renegotiated at comparable terms.
     Information regarding these borrowings for each of the last three years is as follows (in thousands of dollars):

                                                  1995       1994       1993
                                                -------    -------    -------
Notes payable balance at year end...........    $51,700    $50,000    $52,342
Unused lines of credit at year end..........     38,200     39,900     17,658
Average interest rate at year end...........        6.4%       6.6%       4.2%
Maximum borrowings at any month-end.........    $52,400    $55,842    $63,450
Average borrowings..........................     28,224     31,392     42,347
Weighted average cost of borrowing..........        6.5%       5.2%       4.1%

6.   FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
     Financial Instruments. The following methods and assumptions were used to estimate the fair value of each significant class of financial instruments:
     Cash, temporary cash investments, trade payables, receivables, notes payable to banks, and obligations under capital leases. The carrying amount approximates fair value.
     Long-term debt. The fair values of the Company's long-term debt are estimated based on quoted market prices for the same or similar issues or, where no market quotes are available, based on discounted future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.
     The estimated fair values of the Company's long-term debt as of December 31, 1995 and 1994 are as follows (in thousands of dollars):

                                           1995                  1994
                                    -------------------   -------------------
                                    Carrying     Fair     Carrying     Fair
                                     Amount      Value     Amount      Value
                                    --------   --------   --------    -------
Long-term debt..................... $103,588   $113,198   $104,910    $99,313

     Hedging Activities. SEMCO enters into sales commitments which may extend up to 24 months into the future. Because of the volatility of natural gas prices, there are significant market risks associated with these commitments. To manage these risks, SEMCO maintains a hedging program. The primary objective of SEMCO's hedging program is to attempt to eliminate the effect of price fluctuations in the natural gas spot market on their extended sales commitments.
     SEMCO uses several mechanisms to hedge against this market risk. The most frequently used hedges are natural gas futures and options. SEMCO may also enter into natural gas swap agreements, contract to purchase natural gas from producers for future delivery or inject gas into storage for later withdrawal. Gains and losses on these transactions, accounted for as hedges, are included in income in the same period natural gas is delivered to customers pursuant to the underlying marketing contracts.
     Cash or other assets are deposited with brokers at the time future or option contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin deposits of $2,009,000 and $6,351,000 as of December 31, 1995 and 1994, respectively, are included with the deferred gains and losses on future and option contracts in other current assets. The cost of margin deposits approximates fair value.

     SEMCO records deferred gains and losses on future and option contracts which will be offset by the corresponding underlying physical transaction. The following summarizes the deferred gain (loss) on open contracts at December 31, representing the difference between the current market value and the original contract value (in thousands of dollars):

                                                       1995            1994
                                                      ------         -------
Futures Contracts
  Notional amount (MMcf)......................         5,150           8,730
  Unrealized gain (loss)......................        $  479         $(2,863)
Options Contracts
  Notional amount (MMcf)......................         1,790           1,810
  Unrealized gain (loss)......................        $  213         $  (412)

     In addition to the above balances, SEMCO recorded approximately $224,000 in net deferred gains on contracts closed prior to December 31, 1995 related to January 1996 sales commitments which is also included in other current assets.
     As of December 31, 1995 and 1994, SEMCO also had outstanding natural gas swap agreements covering a notional amount of 2,292,000 Mcf and 16,663,000 Mcf, respectively. The estimated unrealized gain of these agreements, determined by market quotes, was $170,000 at December 31, 1995 and the estimated unrealized loss was $123,000 at December 31, 1994.
     SEMCO also hedges certain of its sales commitments with gas held in storage. At December 31, 1995 and 1994, SEMCO held approximately 1,207,000 Mcf and 3,053,000 Mcf in storage with a carrying value of $2,253,000 and $6,666,000, respectively. In addition, at December 31, 1995 and 1994, SEMCO had deferred losses associated with this gas of $978,000 and $1,207,000, respectively, which is recorded in other current assets. The net carrying value of gas in storage approximates fair value.

7.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
     Pension Plans. The Company has non-contributory, defined benefit pension plans, covering substantially all employees. Pension plan benefits are generally based upon years of service and compensation during the final years of employment. The Company's funding policy is to contribute amounts annually to the plans based upon actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations. The Company contributes at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended.
     At December 31, 1995, plan assets consisted of 50.9% equity investments, 15.2% guaranteed income insurance contracts, 33.6% fixed income securities and
 .3% cash equivalents.
     Combined net periodic pension cost for the Company's defined benefit plans consists of the following components (in thousands of dollars):

                                                  1995       1994       1993
                                                -------    -------    -------
Service cost................................    $ 1,465    $ 1,700    $ 1,442
Interest cost on projected benefit
  obligation................................      3,495      3,246      2,983
Actual return on assets.....................     (8,497)       287     (2,562)
Amortization of prior service costs.........        471        471        482
Amortization of unrecognized net gain.......       (329)        (8)      (313)
Amortization of transition obligation.......         79         79         79
Asset gain (loss) deferred..................      5,066     (3,514)      (383)
                                                -------    -------    -------
Net periodic pension cost...................    $ 1,750    $ 2,261    $ 1,728
                                                =======    =======    =======

     The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets as of December 31, 1995 and 1994 (in thousands of dollars):

                                                             1995       1994
                                                           -------    -------
Actuarial present value of benefit obligations:
  Vested benefit obligation.............................   $38,120    $30,744
  Non-vested benefit obligation.........................     2,302      1,748
                                                           -------    -------
Accumulated benefit obligation..........................   $40,422    $32,492
                                                           =======    =======

Projected benefit obligation............................   $53,588    $42,068
Plan assets at fair value...............................    44,475     35,816
                                                           -------    -------
Projected benefit obligation in excess of plan assets...   $ 9,113    $ 6,252
Unrecognized net gain (loss)............................      (372)     3,464
Unrecognized prior service cost.........................    (4,577)    (5,048)
Unrecognized net transition obligation at December 31...      (585)      (664)
                                                           -------    -------
Pension liability recognized in the consolidated
  balance sheet.........................................   $ 3,579    $ 4,004
                                                           =======    =======

     Significant pension plan assumptions are as follow:

                                                      1995     1994     1993
                                                      -----    -----    -----
Plan discount rates...............................    7.25%    8.25%    7.25%
Expected long-term rate of return on assets.......    9.00%    9.00%    9.00%
Rates of increase in future compensation levels...    5.00%    5.00%    5.00%

     Other Postretirement Benefits. In addition to providing pension benefits, the Company provides certain medical and prescription drug benefits to qualified retired employees, their spouses and covered dependents. To qualify, a retiree must have started employment before January 1, 1992 and have had at least ten years of service. Retirees with less than 30 years of service are required to contribute from 5% to 50% of the Company's coverage cost, with the percentage depending on the retiree's age and years of service. Employees hired after January 1, 1992 are not eligible for these benefits under the current plan.
     The Company accounts for retiree medical benefits in accordance with SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires the full accrual of such costs during the years that the employee renders service to the Company until the date of full eligibility. The Company adopted SFAS 106 effective January 1, 1993.
     In December 1992, the MPSC issued a generic order addressing the adoption of SFAS 106 by utilities under their jurisdiction. The order allows Michigan utilities to adopt SFAS 106 for accounting and ratemaking purposes, subject to a final order in a general rate case, and requires the external funding for amounts recovered in rates. Southeastern and Michigan Gas plan to file general rate cases in accordance with the order during 1996. Any rate relief granted will be based on all elements of cost of service, including this obligation.
     The City Commission of Battle Creek allowed the recovery of Battle Creek's retiree medical benefits in the December 1995 rate increase. See Note 2 for further discussion of Battle Creek's rate increase.

   The combined net periodic retiree medical costs consisted of the following components (in thousands of dollars):

                                          1995           1994           1993
                                         ------         ------         ------
Service cost..........................   $1,443         $1,621         $1,546
Interest cost.........................    2,945          2,825          2,943
Actual return on assets...............   (1,116)            42           (255)
Net amortization and deferral.........    2,106          1,238          1,611
                                         ------         ------         ------
Net periodic retiree medical cost.....   $5,378         $5,726         $5,845
                                         ======         ======         ======

     In 1995, 1994 and 1993, the Company expensed net retiree medical costs of $905,000, $841,000 and $841,000, respectively, consisting of total costs incurred under the pay-as-you-go method plus additional retiree medical costs recorded by the non-utility subsidiaries and Battle Creek. In 1995 and 1994, the Company also expensed $663,000 and $437,000, respectively, of retiree medical costs pursuant to certain MPSC orders regarding the reduction in Michigan state property taxes. See Note 2 for further discussion of these MPSC orders. The Company recorded regulatory assets related to the utility subsidiaries' retiree medical costs of $3,810,000, $4,448,000 and $4,425,000 in 1995, 1994 and 1993, respectively.
     The Company funds retiree medical benefits on a discretionary basis through an Internal Revenue Code Section 401(h) account. In 1995 and 1993, the Company made cash contributions to the 401(h) account of $437,000 and $579,000, respectively. No contributions were made to the 401(h) account in 1994.
     The funded status of the retiree medical benefit plans is reconciled with the liability recorded at December 31, 1995 and 1994 as follows (in thousands of dollars):

                                                        1995           1994
                                                      --------       --------
Actuarial present value of estimated benefits:
  Retirees..........................................  $ 13,006       $ 12,605
  Fully eligible active.............................     8,772          8,822
  Other active......................................    19,487         19,851
                                                      --------       --------
Accumulated retiree medical obligation..............  $ 41,265       $ 41,278
Plan assets at fair value...........................     5,949          4,396
                                                      --------       --------
Accumulated retiree medical obligation in excess of
  plan assets.......................................  $ 35,316       $ 36,882
Unrecognized net obligation at transition...........   (28,558)       (30,237)
Unrecognized net gain...............................     7,084          2,919
                                                      --------       --------
Recorded liability..................................  $ 13,842       $  9,564
                                                      ========       ========

     Significant plan assumptions are as follows:

                                                      1995     1994     1993
                                                      -----    -----    -----
Plan discount rate...............................     7.25%    8.25%    7.25%
Expected long-term rate of return on assets......     9.00%    9.00%    9.00%

     The 1995 costs were developed based on the substantive health care plan in effect at January 1, 1995. As of December 31, 1995, the actuary assumed that retiree medical cost increases would be 11.1% in 1995, 10.7% in 1996, and decrease uniformly to 5.8% in 2005 and thereafter and that prescription drug cost increases would be 14.5% in 1995, 13.7% in 1996, and decrease uniformly to 5.8% in 2005 and thereafter. The health care cost trend rate assumption significantly affects the amounts reported. For example, a one percentage point increase in each year would increase the accumulated retiree medical obligation as of December 31, 1995 by $8,021,000 and the aggregate of the service and interest cost components of net periodic retiree medical costs for 1995 by $951,000.
     Employee Stock Ownership Trust. The Company has an employee stock ownership trust (ESOT) which covers substantially all employees. Under the provisions of this trust, the Company may contribute an annual amount at its discretion for the benefit of eligible employees. The contribution, if any, may be made in cash or in common shares of the Company. For the years 1995, 1994 and 1993, the Company's contributions were $300,000, $600,000 and $600,000, respectively.

8.   COMMITMENTS AND CONTINGENCIES
     Construction Program. The Company's plans for expansion and improvement of its distribution and transmission system, as well as other operations, are under a process of continuing review. Aggregate capital expenditures for all segments of the Company's operations for 1996 are projected at $27,726,000. Certain commitments have been made in connection with these expenditures.
     Guarantees. SEMCO Arkansas Pipeline Company, a wholly-owned subsidiary of SEMCO, has a 32% interest in a partnership which operates the NOARK Pipeline System. NOARK is a 302-mile intrastate natural gas pipeline, originating in northwest Arkansas and extending northeast across the state. The pipeline became operational during the third quarter of 1992.
     The Company, SEMCO Arkansas Pipeline Company and SEMCO have guaranteed 40% of the principal and interest payments on approximately $79,900,000 of debt used to finance the pipeline. Of the total debt, $56,700,000 is outstanding pursuant to a long-term arrangement requiring annual principal payments of approximately $3,150,000 together with interest on the unpaid balance. This arrangement matures in 2009 and has a fixed interest rate of 9.7375%. The remaining debt is pursuant to a $30,000,000 multibank revolving line of credit which currently matures April 26, 1998. Under the terms of the credit agreement, NOARK may request, on an annual basis, a one-year extension of the then-effective termination date. At December 31, 1995, NOARK had $23,200,000 outstanding under the agreement with interest payments at a variable interest rate.
     NOARK has been operating below capacity and generating losses since it was placed in service. Operating cash flows have been insufficient to meet principal and interest payments on the debt. The Company contributed $906,000 to NOARK in October 1994, $760,000 in January 1995, $800,000 in April 1995, $880,000 in July 1995 and $872,000 in October 1995, in connection with its guarantee.
     For 1996, the Company estimates its required contributions to NOARK in the range of $1,000,000 to $1,500,000. In December 1995, NOARK received $6,000,000 in settlement of litigation between Vesta and the NOARK partners. These funds temporarily reduced outstanding borrowings on NOARK's revolving line of credit. During 1996, cash flow deficiencies will be funded by the available line of credit and partner contributions.

     The $6,000,000 settlement was paid to the partnership by Vesta Energy Company in consideration of termination of a firm transportation agreement with NOARK, and the related contracts, and release from all obligations related to the NOARK Pipeline System.
     The NOARK partners are currently investigating options available to NOARK. Periodic evaluations of the recoverability of this asset are made by management. Management believes that no write-down of its investment in NOARK is appropriate at this time based on its most recent evaluation. Therefore, no write-down provision has been made in the accompanying financial statements.

9.   INVESTMENTS IN AFFILIATES
     The equity method of accounting is used for interests the Company holds in affiliates 20% to 50% owned or in which the Company has significant influence over operations. These affiliate companies are generally involved in natural gas transmission, storage, or associated operations. The Company provides income taxes on its share of undistributed earnings of these subsidiaries at the time the earnings are included in consolidated income. Refer to Note 8 for a discussion of the Company's significant guarantees of affiliate debt.
     At December 31, 1995, the Company held the following interests in these affiliates:

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

     Summarized combined financial information for the Company's investments in affiliate companies for the years ended December 31, 1995, 1994 and 1993 is as follows (in thousands of dollars):

                                                 1995       1994       1993
                                               --------   --------   --------
Net sales...................................   $ 39,179   $ 20,152   $ 19,717
Operating income............................   $  9,958   $  8,334   $  8,105
Net income (loss)...........................   $   (225)  $    329   $ (1,284)
                                               ========   ========   ========

The Company's share of net loss.............   $   (258)  $    (20)  $    (51)
                                               ========   ========   ========

Current assets..............................   $  8,988   $  9,320   $  5,636
Non-current assets..........................    138,741    140,530    144,961
                                               --------   --------   --------
Total assets................................   $147,729   $149,850   $150,597
                                               ========   ========   ========

Current liabilities.........................   $ 12,310   $ 12,505   $ 16,748
Non-current liabilities.....................    118,322    113,902    108,259
Equity......................................     17,097     23,443     25,590
                                               --------   --------   --------
Total liabilities and equity................   $147,729   $149,850   $150,597
                                               ========   ========   ========

The Company's equity investment.............   $  8,024   $  9,754   $  8,902
                                               ========   ========   ========
The Company's share of undistributed
  losses....................................   $ (1,193)  $   (903)  $   (151)
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

Quarters                                 First    Second     Third    Fourth
--------                               --------   -------   -------  --------
1995
  Operating revenue................... $117,305   $65,741   $50,607  $101,885
  Operating income....................   10,659     2,960         7     8,800
  Net income (loss) available for
    common stock......................    7,457       295    (2,688)    6,267
  Earnings (loss) per share of
    common stock<F1><F2>..............      .63       .02      (.23)      .53
  Cash dividends per share of
    common stock<F1>..................      .19       .19       .20       .20
1994
  Operating revenue................... $134,788   $75,953   $60,453  $101,236
  Operating income....................   12,107     2,715       514     6,955
  Net income (loss) available for
    common stock before
    extraordinary item................    9,505       513    (2,556)    3,816
  Extraordinary item..................       --    (1,286)       --        --
                                       --------   -------   -------  --------
  Net income (loss) available for
    common stock......................    9,505      (773)   (2,556)    3,816
  Earnings (loss) per share of
    common stock before
    extraordinary item<F1><F2>........      .84       .04      (.22)      .32
  Earnings (loss) per share of
    common stock<F1><F2>..............      .84      (.07)     (.22)      .32
  Cash dividends per share of
    common stock<F1>..................      .18       .18       .19       .19

<F1>
Adjusted for five percent stock dividends in May 1995 and May 1994.
<F2>
Total for each year may not equal annual earnings per share due to changes in shares outstanding.

                              ARTHUR ANDERSEN LLP

                   Report of Independent Public Accountants


To Southeastern Michigan Gas Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC. (a Michigan corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Michigan Gas Enterprises, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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

Detroit, Michigan,
  February 6, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the captions "Information About Directors" in Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 16, 1996 Annual Meeting of Shareholders is incorporated by reference herein.

     The executive officers of the Company are Robert F. Caldwell and Marcia M. Chmielewski.

     Mr. Caldwell (age 40) was elected Executive Vice President of the Company in April 1993. He served as Senior Vice President of the Company from April 1991 to April 1993, Vice President from February 1989 to April 1991, Secretary from January 1985 to February 1991, and has been with the Company or one of its subsidiaries in other capacities since 1979.

     Ms. Chmielewski (age 37) was elected Vice President and Chief Financial Officer of the Company in October 1994. She has also served as Treasurer since August 1992, Assistant Secretary from October 1990 to October 1994, and has been with the Company in other capacities since 1986.



ITEM 11.  EXECUTIVE COMPENSATION

     The information appearing under the captions "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors and Executive Officers" in Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 16, 1996 Annual Meeting of Shareholders is incorporated by reference herein.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the caption "Stock Outstanding, Voting Rights and Votes Required" in the Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 16, 1996 Annual Meeting of Shareholders, is incorporated by reference herein.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the caption "Employment and Related Agreements" in the Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 16, 1996 Annual Meeting of Shareholders, is incorporated by reference herein.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  1.   Consolidated Financial Statements.  The following financial statements are included in Part II, item 8 above.

                                                               Pages in 10-K
                                                               -------------
          Consolidated Statements of Income for the years
            ended December 31, 1995, 1994 and 1993                   20

          Consolidated Statements of Cash Flows for the
            years ended December 31, 1995, 1994 and 1993             21

          Consolidated Balance Sheets as of
            December 31, 1995 and 1994                               22

          Consolidated Statements of Capitalization as
            of December 31, 1995 and 1994                            23

          Consolidated Statements of Changes in
            Stockholders' Investment for the years
            ended December 31, 1995, 1994 and 1993                   24

          Notes to the Consolidated Financial Statements           25-36

          Report of Independent Public Accountants                   37

(a)  2.   Financial Statement Schedules.

          The following additional data should be read in conjunction with the Consolidated Financial Statements in Part II, item 8 above. Schedules not included herein have been omitted because they are not applicable or the required information is shown in such financial statements or notes thereto.

          Schedule
           Number                                              Pages in 10-K
          --------                                             -------------
             I      Condensed Financial Information of
                    Southeastern Michigan Gas Company                44

            II      Consolidated Valuation and Qualifying
                    Accounts for the years ended
                    December 31, 1995, 1994 and 1993                 48

(a)  3.   Exhibits, including those incorporated by reference
                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
-------             -----------                           --------    ---------
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

 3(b)     Bylaws of Enterprises--last revised
          March 1, 1995.(i)                                               x

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

10(a)     Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(c)                              x

10(b)     Group A Employment Contract.(f)                                 x

10(c)     Short-Term Incentive Plan.(f)                                   x

10(d)     Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(h)                                             x

11        Statement re computation of per share earnings.    NA           NA
12        Statements re computation of ratios.(d)                         x
13        Annual report to shareholders.                     NA           NA
16        Letter re change in certifying accountant.         NA           NA
18        Letter re change in accounting principles.         NA           NA
21        Subsidiaries of the Registrant.                    x
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consent of Independent Public Accountants.         x
24        Power of Attorney.                                 x
27        Financial Data Schedule.                           x
28        Information from reports furnished to state
          insurance regulatory authorities.                  NA           NA
99        Proxy Statement dated March 15, 1996.(j)                        x

Key to Exhibits Incorporated by Reference

     (a) Filed with Enterprises' Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (b) Filed with Enterprises' Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (c) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (d) Filed with Enterprises' Form 10-K for 1991, dated March 27, 1992, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (f) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (g) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (h) Filed with Enterprises' Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (i) Filed with Enterprises' Form 10-K for 1995, dated March 28, 1995, File No. 0-8503.
     (j) Filed March 15, 1996, pursuant to Rule 14a-6 of the Exchange Act, File No. 0-8503.



ITEM 14. (Continued)

(b) No reports on Form 8-K have been filed during the quarter ended December 31, 1995.

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

                                    SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.

Date:  March 29, 1996               By Robert F. Caldwell
                                       ----------------------------------------
                                       Executive Vice President and
                                       Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                    Title                          Date
          ---------                    -----                          ----

Robert F. Caldwell        Executive Vice President              March 29, 1996
                              (Director)

Marcia M. Chmielewski     Vice President, Treasurer and         March 29, 1996
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

Frank G. Andreoni*        Director                              March 29, 1996

Daniel A. Burkhardt*      Director                              March 29, 1996

Edward J. Curtis*         Director                              March 29, 1996

John T. Ferris*           Director                              March 29, 1996

Michael O. Frazer*        Director                              March 29, 1996

Harvey I. Klein*          Director                              March 29, 1996

Frederick S. Moore*       Director                              March 29, 1996

Edith A. Stotler*         Director                              March 29, 1996

Donald W. Thomason*       Director                              March 29, 1996

*By Robert F. Caldwell                                          March 29, 1996
    Attorney-in-fact

SCHEDULE I

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                       SOUTHEASTERN MICHIGAN GAS COMPANY

                              STATEMENT OF INCOME


                                                 Years ended December 31,
                                            ---------------------------------
                                             1995         1994         1993
                                            -------      -------      -------
                                                 (Thousands of Dollars)
OPERATING REVENUE
  Gas sales                                 $68,321      $74,151      $72,486
  Transportation                              3,055        3,057        3,125
  Other operations                              470          490          380
                                            -------      -------      -------
                                             71,846       77,698       75,991
                                            -------      -------      -------

OPERATING EXPENSES
  Cost of gas sold                           40,181       47,240       46,297
  Operations                                 12,037       11,642       11,406
  Maintenance                                 2,145        2,227        2,019
  Depreciation                                4,111        3,869        3,690
  Income taxes                                2,276        2,019        2,071
  Taxes other than income taxes               3,275        3,538        3,488
                                            -------      -------      -------
                                             64,025       70,535       68,971
                                            -------      -------      -------

OPERATING INCOME                              7,821        7,163        7,020

OTHER INCOME, NET                               239          203          179
                                            -------      -------      -------

INCOME BEFORE INCOME DEDUCTIONS               8,060        7,366        7,199
                                            -------      -------      -------

INCOME DEDUCTIONS
  Interest on long-term debt                  1,864        1,853        1,676
  Other interest                                624          516          614
  Amortization of debt expense                  193          169          145
                                            -------      -------      -------

                                              2,681        2,538        2,435
                                            -------      -------      -------

NET INCOME                                    5,379        4,828        4,764
  Dividends on preferred stock                  178          178          178
                                            -------      -------      -------

NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                        $ 5,201      $ 4,650      $ 4,586
                                            =======      =======      =======

SCHEDULE I
(cont.)
                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                       SOUTHEASTERN MICHIGAN GAS COMPANY

                                 BALANCE SHEET

                                  A S S E T S
                                  -----------



                                                            December 31,
                                                      ------------------------
                                                        1995            1994
                                                      --------        --------
                                                       (Thousands of Dollars)
UTILITY PLANT
  Plant in service, at original cost                  $142,645        $131,794
    Less - Accumulated depreciation                     56,676          52,526
                                                      --------        --------
                                                        85,969          79,268
  Construction work in progress                            918             110
                                                      --------        --------

                                                        86,887          79,378
                                                      --------        --------

OTHER PROPERTY                                             573             491
                                                      --------        --------

CURRENT ASSETS
  Cash and temporary cash investments, at cost             163             715
  Receivables
    Affiliates                                             369             199
    Nonaffiliates, less reserves of $128 and $177       10,155           7,841
  Accrued utility revenue                                6,533           4,472
  Material and supplies, at average cost                 1,858           1,719
  Gas in underground storage, at average cost            4,261           8,774
  Property taxes assessed and prepayments                1,678           1,548
  Accumulated deferred income taxes                        892           1,000
  Other current assets                                      --             137
                                                      --------        --------

                                                        25,909          26,405
                                                      --------        --------

DEFERRED CHARGES
  Unamortized debt expense                               1,719           1,912
  Other                                                  9,689           7,853
                                                      --------        --------

                                                        11,408           9,765
                                                      --------        --------

                                                      $124,777        $116,039
                                                      ========        ========

SCHEDULE I
(cont.)
                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                       SOUTHEASTERN MICHIGAN GAS COMPANY

                                 BALANCE SHEET

                        CAPITALIZATION AND LIABILITIES

                                                            December 31,
                                                      ------------------------
                                                        1995            1994
                                                      --------        --------
                                                       (Thousands of Dollars)
CAPITALIZATION
  Common stock equity                                 $ 40,594        $ 39,592
  Cumulative preferred stock                             3,100           3,100
  Long-term debt                                        23,000          23,000
  Capital lease obligations                              1,826             649
                                                      --------        --------

                                                        68,520          66,341
                                                      --------        --------

CURRENT LIABILITIES
  Note payable to affiliate                             17,375          12,670
  Accounts payable
    Affiliates                                           1,912           2,001
    Nonaffiliates                                        5,402           4,567
  Customer advance payments                              3,023           3,985
  Accrued taxes                                          1,603             911
  Amounts payable to customers                             682             107
  Other                                                  1,499           2,557
                                                      --------        --------

                                                        31,496          26,798
                                                      --------        --------

COMMITMENTS AND CONTINGENCIES

DEFERRED CREDITS
  Accumulated deferred income taxes                      4,240           4,086
  Unamortized investment tax credits                     2,027           2,195
  Customer advances for construction                     6,405           5,954
  Other                                                 12,089          10,665
                                                      --------        --------

                                                        24,761          22,900
                                                      --------        --------

                                                      $124,777        $116,039
                                                      ========        ========


SCHEDULE I
(cont.)
                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                       SOUTHEASTERN MICHIGAN GAS COMPANY

                            STATEMENT OF CASH FLOWS
                                                 Years ended December 31,
                                            ---------------------------------
                                              1995        1994        1993
                                            --------    --------    --------
                                                 (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITY
  Cash received from customers              $ 67,202    $ 81,263    $ 76,261
  Cash paid for payrolls and to suppliers    (50,046)    (59,478)    (61,665)
  Interest paid                               (2,488)     (2,647)     (2,363)
  Income taxes paid                           (1,652)     (3,069)     (5,711)
  Taxes other than income taxes paid          (3,405)     (3,272)     (3,540)
  Other cash receipts and payments, net          372          11       1,921
                                            --------    --------    --------
    NET CASH FROM OPERATING ACTIVITY           9,983      12,808       4,903
                                            --------    --------    --------
CASH FLOW FROM INVESTING ACTIVITY
  Capital expenditures                       (10,759)     (6,371)     (6,413)
  Proceeds from sale of property
    and equipment less removal costs            (103)        128         107
                                            --------    --------    --------
    NET CASH FROM INVESTING ACTIVITY         (10,862)     (6,243)     (6,306)
                                            --------    --------    --------
CASH FLOW FROM FINANCING ACTIVITY
  Change in notes payable to affiliate         4,705      (7,270)      5,575
  Issuance of long-term debt                      --      23,000          --
  Repayment of long-term debt                     --     (17,502)        (29)
  Payment of dividends                        (4,378)     (4,178)     (4,078)
                                            --------    --------    --------
    NET CASH FROM FINANCING ACTIVITY             327      (5,950)      1,468
                                            --------    --------    --------
    NET INCREASE (DECREASE) IN CASH AND
    TEMPORARY CASH INVESTMENTS                  (552)        615          65

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of Year                              715         100          35
                                            --------    --------    --------
  End of Year                               $    163    $    715    $    100
                                            ========    ========    ========

RECONCILIATION OF NET INCOME TO
  NET CASH FROM OPERATING ACTIVITY
  Net income available for common stock     $  5,201    $  4,650    $  4,586
  Adjustments to reconcile net income to
    net cash from operating activity
      Depreciation                             4,111       3,869       4,163
      Deferred taxes and ITC                      94      (1,349)     (2,971)
      Accounts receivable                     (2,484)        697       1,318
      Accrued utility revenue                 (2,061)      1,737        (798)
      Materials and supplies and gas in
        underground storage                    4,374       2,421        (803)
      Property taxes assessed and
        prepayments                             (130)        271       2,268
      Accounts payable                           746      (1,438)        704
      Amounts payable to customers                64         102        (230)
      Other, net                                  68       1,848      (3,334)
                                            --------    --------    --------
    NET CASH FROM OPERATING ACTIVITY        $  9,983    $ 12,808    $  4,903
                                            ========    ========    ========

SCHEDULE II

                                   SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                             (Thousands of Dollars)



                                                                      Additions     Deductions
                                                                      ---------    From Reserve
                                                           Balance    Provision   for Purpose of      Balance
                                                          Beginning    Charged   Which the Reserve      End
     Description                                          of Period   to Income    Was Provided      of Period
-------------------------------------------------------   ---------   ---------  -----------------   ---------


                                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                      ------------------------------------
RESERVE DEDUCTED FROM RECEIVABLES IN BALANCE SHEET -
  UNCOLLECTIBLE ACCOUNTS                                    $  889     $  608         $  768           $  729
                                                            ======     ======         ======           ======

RESERVE DEDUCTED FROM OTHER PROPERTY IN BALANCE SHEET       $1,801     $  600         $ -0-            $2,401
                                                            ======     ======         ======           ======



                                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                      ------------------------------------
RESERVE DEDUCTED FROM RECEIVABLES IN BALANCE SHEET -
  UNCOLLECTIBLE ACCOUNTS                                    $1,355     $  899         $1,365           $  889
                                                            ======     ======         ======           ======

RESERVE DEDUCTED FROM OTHER PROPERTY IN BALANCE SHEET       $2,202     $ -0-          $  401           $1,801
                                                            ======     ======         ======           ======



                                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                      ------------------------------------
RESERVE DEDUCTED FROM RECEIVABLES IN BALANCE SHEET -
  UNCOLLECTIBLE ACCOUNTS                                    $1,008     $  939         $  592           $1,355
                                                            ======     ======         ======           ======

RESERVE DEDUCTED FROM OTHER PROPERTY IN BALANCE SHEET       $2,205     $  550         $  553           $2,202
                                                            ======     ======         ======           ======

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                                 Exhibit Index
                                   Form 10-K
                                     1995

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

 3(b)     Bylaws of Enterprises--last revised
          March 1, 1995.(i)                                               x

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

10(a)     Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(c)                              x

10(b)     Group A Employment Contract.(f)                                 x

10(c)     Short-Term Incentive Plan.(f)                                   x

10(d)     Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(h)                                             x

11        Statement re computation of per share earnings.    NA           NA
12        Statements re computation of ratios.(d)                         x
13        Annual report to shareholders.                     NA           NA
16        Letter re change in certifying accountant.         NA           NA
18        Letter re change in accounting principles.         NA           NA
21        Subsidiaries of the Registrant.                    x
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consent of Independent Public Accountants.         x
24        Power of Attorney.                                 x
27        Financial Data Schedule.                           x
28        Information from reports furnished to state
          insurance regulatory authorities.                  NA           NA
99        Proxy Statement dated March 15, 1996.(j)                        x

Key to Exhibits Incorporated by Reference

     (a) Filed with Enterprises' Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (b) Filed with Enterprises' Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (c) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (d) Filed with Enterprises' Form 10-K for 1991, dated March 27, 1992, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (f) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (g) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (h) Filed with Enterprises' Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (i) Filed with Enterprises' Form 10-K for 1995, dated March 28, 1995, File No. 0-8503.
     (j) Filed March 15, 1996, pursuant to Rule 14a-6 of the Exchange Act, File No. 0-8503.

EXHIBIT 21



                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.

                             List of Subsidiaries
                        Exhibit 21 to Form 10-K (1995)



The subsidiaries of Southeastern Michigan Gas Enterprises, Inc. (the Registrant) are:


Southeastern Michigan Gas Company
Michigan Gas Company
MI-GAS PROPANE COMPANY (a subsidiary of Michigan Gas Company)
Battle Creek Gas Company
SEMCO Energy Services, Inc.
SEMCO Pipeline Company (a subsidiary of SEMCO Energy Services, Inc.)
SEMCO Gas Storage Company (a subsidiary of SEMCO Energy Services, Inc.)
SEMCO Arkansas Pipeline Company (a subsidiary of SEMCO Energy Services, Inc.) SEMCO Gathering Company (a subsidiary of SEMCO Energy Services, Inc.) Southeastern Financial Services, Inc. (a subsidiary of SEMCO Energy Services,
   Inc.)
Southeastern Development Company (a subsidiary of SEMCO Energy Services, Inc.)

Each is incorporated in the State of Michigan and each does business only under its respective corporate name indicated above.

Exhibit 23




                   Consent of Independent Public Accountants





As independent public accountants, we hereby consent to the incorporation of our report dated February 6, 1996, included in this Form 10-K for the year ended December 31, 1995, into the Company's previously filed Registration Statements No. 33-37290, 33-46413 and 33-51553.



                                       ARTHUR ANDERSEN LLP



Detroit, Michigan,
  March 28, 1996.

EXHIBIT 24

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.

                               POWER OF ATTORNEY

     Whereas, the Board of Directors of Southeastern Michigan Gas Enterprises, Inc., a Michigan corporation, at a meeting held on February 28, 1996, authorized and approved the execution of Form 10-K Annual Report for 1995 pursuant to Section 13 of the Securities Exchange Act of 1934 and the filing of said Form 10-K with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     NOW, THEREFORE, each of the undersigned in his capacity as a Director or officer, or both, as the case may be, of said Corporation, does hereby appoint Robert F. Caldwell and Marcia M. Chmielewski, and each of them severally, his true and lawful attorneys or attorney to execute in his name, place and stead, in his capacity as a Director or officer or both, as the case may be, of said Corporation, the Form 10-K for the year ended December 31, 1995, and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Each of said attorneys shall have full power of substitution and resubstitution. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of each of the undersigned, in any and all capacities, each act whatsoever requisite or necessary to be done in the premises, as fully and to all intents and purposes as each of the undersigned might or could do in person, and each of the undersigned hereby ratifies and approves the acts of said attorneys and each of them.

     IN WITNESS WHEREOF, we have hereunto set our hands as of the 28th day of February, 1996.

Frank G. Andreoni, Director               Michael O. Frazer, Director

Daniel A. Burkhardt, Director             Harvey I. Klein, Director

Robert F. Caldwell, Executive Vice        Frederick S. Moore, Director
President and Director

Marcia M. Chmielewski, Principal          Edith A. Stotler, Director
Financial and Accounting Officer,
Vice President, Treasurer and
Controller

Edward J. Curtis, Director                Donald W. Thomason, Director

John T. Ferris, Director


POA10K.SAM(sla)