Form 10-Q
period 1996-03-31
SOUTHEASTERN MICHIGAN GAS ENTERPRISES INC
filed 1996-05-15
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1996

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

The number of shares of common stock outstanding as of April 30, 1996, is 11,794,695.

                              INDEX TO FORM 10-Q
                              ------------------

                       For Quarter Ended March 31, 1996



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

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Thousands of Dollars Except Per Share Amounts)
                                                                       Three                   Twelve
                                                                   Months Ended             Months Ended
                                                                     March 31,                March 31,
                                                              ---------------------     ---------------------
                                                                1996         1995         1996         1995
                                                              --------     --------     --------     --------
OPERATING REVENUE
  Gas sales                                                   $ 87,963     $ 69,284     $202,703     $176,190
  Gas marketing                                                 83,463       42,722      174,137      160,288
  Transportation                                                 3,518        3,543       12,423       12,160
  Other operations                                               1,184        1,756        5,098        6,309
                                                              --------     --------     --------     --------
                                                              $176,128     $117,305     $394,361     $354,947
                                                              --------     --------     --------     --------
OPERATING EXPENSES
  Cost of gas sold                                            $ 61,525     $ 46,426     $135,718     $118,128
  Cost of gas marketed                                          81,774       41,708      170,153      156,041
  Operations                                                    10,155        8,248       33,787       31,581
  Maintenance                                                      913        1,041        4,209        4,478
  Depreciation                                                   2,863        2,986       11,912       11,615
  Income taxes                                                   4,795        4,022        6,961        4,198
  Taxes other than income taxes                                  2,244        2,215        7,995        8,061
                                                              --------     --------     --------     --------
                                                              $164,269     $106,646     $370,735     $334,102
                                                              --------     --------     --------     --------
OPERATING INCOME                                              $ 11,859     $ 10,659     $ 23,626     $ 20,845
OTHER INCOME (LOSS), NET                                          (274)        (210)        (243)        (423)
                                                              --------     --------     --------     --------
INCOME BEFORE INCOME DEDUCTIONS                               $ 11,585     $ 10,449     $ 23,383     $ 20,422
                                                              --------     --------     --------     --------
INCOME DEDUCTIONS
  Interest on long-term debt                                  $  2,128     $  2,157     $  8,517     $  8,592
  Other interest                                                   572          674        1,625        1,991
  Amortization of debt expense                                      94          112          430          413
  Dividends on preferred stock of subsidiary                        45           45          178          178
                                                              --------     --------     --------     --------
                                                              $  2,839     $  2,988     $ 10,750     $ 11,174
                                                              --------     --------     --------     --------
NET INCOME AVAILABLE FOR COMMON STOCK BEFORE PREFERRED
  STOCK DIVIDENDS AND EXTRAORDINARY ITEM                      $  8,746     $  7,461     $ 12,633     $  9,248
    Dividends on convertible preferred stock                         4            4           17           18
                                                              --------     --------     --------     --------
NET INCOME AVAILABLE FOR COMMON STOCK
  BEFORE EXTRAORDINARY ITEM                                   $  8,742     $  7,457     $ 12,616     $  9,230
EXTRAORDINARY ITEM-Loss on early extinguishment of debt,
  net of income taxes of $692                                        -            -            -        1,286
                                                              --------     --------     --------     --------
NET INCOME AVAILABLE FOR COMMON STOCK                         $  8,742     $  7,457     $ 12,616     $  7,944
                                                              ========     ========     ========     ========
EARNINGS PER SHARE OF COMMON STOCK BEFORE EXTRAORDINARY ITEM  $    .71     $    .60     $   1.02     $    .75
                                                              ========     ========     ========     ========
EARNINGS PER SHARE OF COMMON STOCK                            $    .71     $    .60     $   1.02     $    .64
                                                              ========     ========     ========     ========
CASH DIVIDENDS PER SHARE OF COMMON STOCK                      $    .19     $    .18     $    .75     $    .72
                                                              ========     ========     ========     ========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)      12,394       12,455       12,408       12,333
                                                              ========     ========     ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                  A S S E T S



                                          (Unaudited)               (Unaudited)
                                           March 31,  December 31,   March 31,
                                             1996         1995         1995
                                           --------     --------     --------
                                                 (Thousands of Dollars)
UTILITY PLANT
  Plant in service, at cost                $319,845     $314,602     $290,141
    Less - Accumulated depreciation          90,558       87,308       79,435
                                           --------     --------     --------
                                           $229,287     $227,294     $210,706
OTHER PROPERTY, net                          11,091       12,883       15,390
                                           --------     --------     --------
                                           $240,378     $240,177     $226,096
                                           --------     --------     --------
CURRENT ASSETS
  Cash and temporary cash investments,
    at cost                                $  4,100     $    264     $  3,931
  Receivables, less allowances of
    $883 at March 31, 1996, $729
    at December 31, 1995 and $1,061
    at March 31, 1995                        52,779       32,320       27,732
  Accrued revenue                            47,352       38,854       23,413
  Materials and supplies, at average cost     3,548        3,280        3,587
  Gas in underground storage                  4,735       20,172       10,739
  Gas charges, recoverable from customers     5,131        5,854        3,581
  Accumulated deferred income taxes           2,346        2,249        2,558
  Other                                       3,375        5,827        7,892
                                           --------     --------     --------
                                           $123,366     $108,820     $ 83,433
                                           --------     --------     --------
DEFERRED CHARGES
  Unamortized debt expense                 $  5,620     $  5,702     $  6,038
  Deferred gas charges, recoverable
    from customers                              552          615          729
  Advances to equity investees                4,218        4,218        1,666
  Other                                      19,567       18,991       16,922
                                           --------     --------     --------
                                           $ 29,957     $ 29,526     $ 25,355
                                           --------     --------     --------
                                           $393,701     $378,523     $334,884
                                           ========     ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS

                   STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                          (Unaudited)               (Unaudited)
                                           March 31,  December 31,   March 31,
                                             1996         1995         1995
                                           --------     --------     --------
                                                 (Thousands of Dollars)
COMMON STOCK EQUITY
  Common stock-par value $1 per share,
    20,000,000 shares authorized;
    11,806,066, 11,837,075 and
    11,310,943 shares outstanding          $ 11,806     $ 11,837     $ 11,311
  Capital surplus                            80,035       80,546       81,935
  Retained earnings                          23,514       17,128       20,226
                                           --------     --------     --------
                                           $115,355     $109,511     $113,472
                                           --------     --------     --------
CUMULATIVE CONVERTIBLE PREFERRED STOCK
  Convertible preferred stock - par value
    $1 per share; authorized 500,000
    shares issuable in series; each
    convertible to 4.11 common shares      $      7     $      7     $      7
  Capital surplus                               165          165          178
                                           --------     --------     --------
                                           $    172     $    172     $    185
                                           --------     --------     --------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
  $100 par value (redemption price
    $105 per share); authorized
    50,000 shares issuable in series;
    31,000 shares outstanding              $  3,100     $  3,100     $  3,100
                                           --------     --------     --------
LONG-TERM DEBT INCLUDING CAPITAL LEASES    $105,819     $105,858     $104,878
                                           --------     --------     --------
CURRENT LIABILITIES
  Notes payable to banks                   $ 42,500     $ 51,700     $ 19,200
  Current portion of long-term debt
    and capital leases                        1,569        1,467          -
  Accounts payable                           52,617       38,018       21,097
  Customer advance payments                   1,596        5,764        5,141
  Accrued taxes                               6,742          704        4,293
  Accrued interest                            2,649        1,135        2,686
  Amounts payable to customers                  -            682          922
  Other                                       5,319        4,851        7,906
                                           --------     --------     --------
                                           $112,992     $104,321     $ 61,245
                                           --------     --------     --------
DEFERRED CREDITS
  Accumulated deferred income taxes        $ 19,274     $ 19,080     $ 18,742
  Unamortized investment tax credit           2,982        3,049        3,250
  Customer advances for construction          9,251        9,326        8,360
  Other                                      24,756       24,106       21,652
                                           --------     --------     --------
                                           $ 56,263     $ 55,561     $ 52,004
                                           --------     --------     --------
                                           $393,701     $378,523     $334,884
                                           ========     ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Thousands of Dollars)
                                                               Three Months Ended       Twelve Months Ended
                                                                   March 31,                 March 31,
                                                             ---------------------     ---------------------
                                                               1996         1995         1996         1995
                                                             --------     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                               $142,595     $123,495     $339,807     $382,545
  Cash paid for payrolls and to suppliers                    (121,573)     (83,265)    (302,748)    (325,796)
  Interest paid                                                (1,266)      (1,290)     (10,259)      (9,097)
  Income taxes paid                                               --        (1,401)      (4,169)      (4,780)
  Taxes other than income taxes paid                             (285)        (656)      (7,624)      (7,826)
  Other cash receipts and payments, net                         1,405          479        1,100          925
                                                             --------     --------     --------     --------
    NET CASH FROM OPERATING ACTIVITIES                       $ 20,876     $ 37,362     $ 16,107     $ 35,971
                                                             --------     --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Natural gas distribution property additions                $ (4,931)    $ (2,900)    $(28,290)    $(20,705)
  Investment in other natural gas related prop.                   --           --           --            (1)
  Other property additions                                       (107)         (76)        (744)        (804)
  Property retirement costs, net of proceeds                      145          (58)         843         (349)
  Proceeds from sale and leaseback of capital assets              --           --         3,737          --
  Advances to equity investees                                    --          (760)      (2,552)      (1,666)
                                                             --------     --------     --------     --------
    NET CASH FROM INVESTING ACTIVITIES                       $ (4,893)    $ (3,794)    $(27,006)    $(23,525)
                                                             --------     --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                   $  1,360     $  1,860     $  5,512     $  5,920
  Repurchase of common stock (see note 3)                      (1,902)        (969)      (6,931)        (969)
  Net change in notes payable to banks                         (9,200)     (30,800)      23,300      (25,150)
  Issuance of long-term debt                                      --           --           --        80,000
  Repayment of long-term debt                                     --           (32)      (1,290)     (61,028)
  Payment of dividends                                         (2,405)      (2,307)      (9,523)      (9,022)
                                                             --------     --------     --------     --------
    NET CASH FROM FINANCING ACTIVITIES                       $(12,147)    $(32,248)    $ 11,068     $(10,249)
                                                             --------     --------     --------     --------
    NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS      $  3,836     $  1,320     $    169     $  2,197
                                                             --------     --------     --------     --------
CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of Period                                        $    264     $  2,611     $  3,931     $  1,734
                                                             --------     --------     --------     --------
  End of Period                                              $  4,100     $  3,931     $  4,100     $  3,931
                                                             ========     ========     ========     ========
RECONCILIATION OF NET INCOME TO
 NET CASH FROM OPERATING ACTIVITIES
  Net income available for common stock                      $  8,742     $  7,457     $ 12,616     $  7,944
  Adjustments to reconcile net income to
   net cash from operating activities:
    Depreciation                                                2,863        2,986       11,912       11,615
    Extraordinary Item                                            --           --           --         1,286
    Deferred taxes and investment tax credits                      30         (142)         476       (1,493)
    Equity (income) loss, net of distributions                  1,746          416        2,320        1,291
    Receivables                                               (20,459)      (4,925)     (25,047)       3,315
    Accrued revenue                                            (8,498)       9,886      (23,939)      13,276
    Materials and supplies and gas in underground storage      15,169       25,146        2,843       (2,735)
    Gas charges, recoverable from customers                       723        4,622       (1,550)       7,896
    Other current assets                                        2,452        4,124        4,517        1,004
    Accounts payable                                           14,599      (15,148)      34,720      (16,912)
    Customer advances and amounts payable to customers         (4,925)      (2,987)      (3,576)       2,958
    Accrued taxes                                               6,038        3,567        2,449       (1,087)
    Other, net                                                  2,396        2,360       (1,634)       7,613
                                                             --------     --------     --------     --------
      NET CASH FROM OPERATING ACTIVITIES                     $ 20,876     $ 37,362     $ 16,107     $ 35,971
                                                             ========     ========     ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES

     Under the rules and regulations of the Securities and Exchange Commission for Form 10-Q Quarterly Reports, certain footnotes and other financial statement information normally included in Southeastern Michigan Gas Enterprises, Inc.'s (the Company's) year-end financial statements have been condensed or omitted in the accompanying unaudited financial statements. These financial statements prepared by the Company should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information in the accompanying financial statements reflects, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the information shown, subject to year-end and other adjustments, as later information may require.

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

     The Company's adoption of this standard on January 1, 1996 did not have a material impact on the financial position or results of operations of the Company.


(2)  REGULATORY MATTERS

     At March 31, 1996, the Company had $918,000 of remaining direct-billed liabilities related to Federal Energy Regulatory Commission (FERC) Order 636 (Order 636). These costs are substantially recoverable from ratepayers. The Company does not anticipate any significant additional direct billings.

(3)  CAPITALIZATION

Common Stock Equity
- -------------------

     On April 16, 1996, the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.20 per share. In addition, the Board declared a 5% common stock dividend. Both dividends are payable on May 15 to shareholders of record on May 3. Earnings per common share, cash dividends per common share and weighted average number of shares outstanding give retroactive effect for all periods presented to the 5% stock dividends in May 1996 and 1995.

     In February 1996, the Company paid a quarterly cash dividend of $.20 per share to its common shareholders. Of the total cash dividend of $2,356,000, $834,000 was reinvested by shareholders into common stock through participation in the Dividend Reinvestment and Common Stock Purchase Plan (DRIP). This portion of the quarterly dividend and shareholders' optional cash payments of $526,000, resulted in 74,506 new shares issued to existing shareholders during the quarter pursuant to the DRIP.

     The Company purchases shares of its own common stock in the open market for reissuance pursuant to the DRIP. In the first quarter of 1996, the Company purchased 105,515 shares for $1,902,000.


(4)  COMMITMENTS AND CONTINGENCIES

     SEMCO Arkansas Pipeline Company, a wholly-owned subsidiary of SEMCO Energy Services, Inc. (SEMCO), has a 32% interest in a partnership which operates the NOARK Pipeline System (NOARK). NOARK is a 302-mile intrastate natural gas pipeline originating in northwest Arkansas and extending northeast across the state. The pipeline became operational during the third quarter of 1992.

     The Company, SEMCO Arkansas Pipeline Company and SEMCO have guaranteed 40% of the principal and interest payments on approximately $80,762,000 of debt used to finance the pipeline. Of the total debt, $55,913,000 is outstanding pursuant to a long-term arrangement requiring annual principal payments of approximately $3,150,000 together with interest on the unpaid balance. This arrangement matures in 2009 and has a fixed interest rate of 9.7375%. The remaining debt is pursuant to a $30,000,000 multibank revolving line of credit which currently matures April 26, 1998. Under the terms of the credit agreement, NOARK may request, on an annual basis, a one year extension of the then-effective termination date. At March 31, 1996, NOARK had $24,850,000 outstanding under the agreement with interest payments at a variable interest rate.

     NOARK has been operating below capacity and generating losses since it was placed in service. Operating cash flows have been insufficient to meet principal and interest payments on the debt. The Company contributed $906,000 to NOARK in October 1994, $760,000 in January 1995, $800,000 in April 1995, $880,000 in July 1995 and $872,000 in October 1995, in connection with its guarantee. The Company did not make any contributions to NOARK in the first quarter, but estimates that required contributions for 1996 will be in the range of $1,000,000 to $1,500,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     Net income available for common stock for the quarter ended March 31, 1996 was $8,742,000 ($.71 per share) compared to $7,457,000 ($.60 per share) for the quarter ended March 31, 1995.

     Net income available for common stock for the twelve months ended
March 31, 1996 was $12,616,000 ($1.02 per share).  This compares to $9,230,000
($.75 per share) net income available for common stock before extraordinary item recorded for the twelve months ended March 31, 1995. The Company recognized an extraordinary charge to income in the twelve months ended
March 31, 1995 of $1,286,000 ($.11 per share) for the early extinguishment of debt.

     Since the Company's primary business of natural gas distribution depends upon the winter months for the majority of its operating revenue, a substantial portion of the annual results of operations is earned during the first quarter of the year. Therefore, the Company's results of operations for the three-month periods ended March 31, 1996 and 1995 are not necessarily indicative of results for a full year.

     See Note 4 in the notes to the consolidated financial statements for a discussion of commitments and contingencies.

     A comparison of quarterly and twelve-month-to-date revenues, margins and system throughput follows on the next page.

                                                                Three Months Ended       Twelve Months Ended
                                                                     March 31,                 March 31,
                                                               --------------------     ---------------------
                                                                 1996         1995        1996         1995
                                                               -------      -------     --------     --------
                                                                         (in thousands of dollars)
Operating Revenue
  Gas Sales
    Residential                                                $55,319      $43,306     $127,256     $108,817
    Commercial                                                  26,576       21,033       60,305       53,265
    Industrial                                                   6,068        4,945       15,142       14,108
                                                               -------      -------     --------     --------
                                                               $87,963      $69,284     $202,703     $176,190
  Cost of Gas Sold                                              61,525       46,426      135,718      118,128
                                                               -------      -------     --------     --------
    Gross Margin                                               $26,438      $22,858     $ 66,985     $ 58,062
                                                               =======      =======     ========     ========

  Gas Marketing                                                $83,463      $42,722     $174,137     $160,288
  Cost of Gas Marketed                                          81,774       41,708      170,153      156,041
                                                               -------      -------     --------     --------
                                                               $ 1,689      $ 1,014     $  3,984     $  4,247
                                                               =======      =======     ========     ========

  Transportation Revenue                                       $ 3,518      $ 3,543     $ 12,423     $ 12,160
                                                               =======      =======     ========     ========

  Other                                                        $ 1,184      $ 1,756     $  5,098     $  6,309
                                                               =======      =======     ========     ========
                                                                        (in millions of cubic feet)
  Gas Volumes
    Gas Sales
      Residential                                               12,096       10,403       26,369       22,104
      Commercial                                                 6,103        5,354       13,487       11,782
      Industrial                                                 1,544        1,329        3,588        3,257
                                                               -------      -------     --------     --------
                                                                19,743       17,086       43,444       37,143
                                                               =======      =======     ========     ========

    Gas Marketing                                               30,274       27,169       85,609       89,685
                                                               =======      =======     ========     ========

    Gas Transported                                              5,947        7,485       22,311       22,793
                                                               =======      =======     ========     ========

  Degree Days - Actual                                           3,546        3,247        7,457        6,394
              - Percent of Normal                                  108%         100%         110%          95%
  Gas Sales Customers-Average                                  227,558      221,221      223,887      217,523


QUARTER RESULTS

     Gross margin on gas sales increased by $3,580,000 as gas volumes sold for the three month period ended March 31, 1996 increased 16% from the same period in 1995. The increase in gas volumes sold was primarily due to colder weather. Temperatures during the first quarter of 1996 were 8% colder than normal while temperatures in the first quarter of 1995 were normal. Also contributing to the increase in gas sales margin was the addition of over 6,300 gas sales customers and the impact of the December 1995 Battle Creek Gas Company (Battle Creek) rate increase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Natural gas marketing margin for the first quarter of 1996 increased by $675,000 (67%) over the same period in 1995 while volumes increased by 11%. The increase in margin was attributable to the impact of colder-than-normal temperatures in the first quarter of 1996 on demand for natural gas and new business generated through contracts with independent marketers.

     Gas marketing volumes and margins are subject to significant competitive factors. In addition to fluctuations caused by the price of alternative fuels and seasonal patterns, competition within the natural gas marketing industry continues to increase.

     Transportation revenues during the quarter decreased $25,000 (1%) compared to the same period in 1995 while volumes decreased 21%. The decrease in volumes was primarily due to the decrease of coal-displacement volumes. Coal-displacement transportation volumes are sensitive to natural gas prices relative to coal and generally contribute a lower margin.

     Operations and maintenance expense increased by $1,779,000 (19%) in the first quarter compared to a year ago. Several items contributed to this increase.

     In December 1995, the Company sold its fleet and leased back the vehicles. As a result, the Company recorded depreciation expense for its fleet in 1995 and operations expense for the leased fleet in 1996.

     Also in December 1995, Battle Creek received authorization to increase its rates to recover retiree medical costs. Consequently, these costs are being included in operations expense in 1996.

     Also contributing to higher first quarter operations and maintenance expenses in 1996 were expenses associated with the independent marketing contracts, severance expenses incurred in the first quarter of 1996 and slightly higher employee compensation and benefit expenses. These additional increases were partially offset by the Company not experiencing any significant restructuring charges in 1996 compared to the restructuring charges recorded in the first quarter of 1995.

     Depreciation expense for the first three months of 1996 decreased by $123,000 compared to the first quarter of 1995. The impact of the December 1995 sale and leaseback of the Company's vehicle fleet, as discussed above, more than offset the increase in depreciation from capital additions.

     For the three months ended March 31, 1996, income taxes increased $773,000 over the same period in 1995 due primarily to higher pre-tax earnings.

     Other income (loss), net, reflects the after-tax loss from the Company's investment in NOARK of $426,000 for the first quarter of 1996 compared with a loss of $395,000 for the first quarter of 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


TWELVE-MONTH RESULTS

     Gas sales margin increased $8,923,000 (15%) for the twelve month period ended March 31, 1996, compared to the same period a year earlier. The increase was principally due to weather. In the period ending March 31, 1996, temperatures were 10% colder than normal while temperatures in the prior period were 5% warmer than normal. In addition, gas sales margin was positively impacted by the Battle Creek rate increase and the addition of over 6,300 gas sales customers.

     Gas marketing volumes and margins decreased by 4,076 million cubic feet (5%) and $263,000 (6%), respectively, from the prior period. The twelve-month comparison of marketing activities highlights the impact of competition in the natural gas marketing industry which has intensified over the past two years.

     Operations and maintenance expense increased by $1,937,000 (21%) in the current period compared to the same period a year ago. Contributing to the increase between periods was the change in classification of vehicle expenses, the expensing of Battle Creek retiree medical costs starting in December 1995 and higher severance, marketing, compensation and benefits expenses.

     Depreciation expense increased $297,000 from the $11,615,000 expensed in the twelve-months ended March 31, 1995. The increase results from higher depreciation due to capital expenditures offset by the impact of the sale of the Company's vehicle fleet.

     Other income (loss), net, increased from a loss of $423,000 for the twelve months ended March 31, 1995 to a loss of $243,000 in the same period ending March 31, 1996. The twelve-month results for 1996 include a non-recurring gain of $1,251,000, net of tax, on the settlement of the lawsuit involving NOARK. Excluding this gain, the loss from NOARK, net of tax, was $1,870,000 for the twelve-month period ended March 31, 1996 compared to $1,439,000 for the same period ended March 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash from operating activities for the three and twelve month periods ended March 31, 1996, as compared to the same periods last year, decreased $16,486,000 and $19,864,000, respectively. The changes in operating cash flows between the periods is primarily due to the timing of cash receipts and cash payments and its effect on working capital.

     The Company anticipates spending approximately $19,000,000 for capital items during the remainder of 1996. These estimated amounts will primarily relate to customer additions and system replacement in the gas distribution operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     See Note 4 for a discussion of contributions to the NOARK Pipeline System pursuant to the Company's guarantees of the pipeline's debt.

     Financing activities used $12,147,000 in funds during the first quarter of 1996, primarily to reduce notes payable to banks. Changes in financing cash flows between the three and twelve month periods ended March 31, 1996 and 1995 primarily highlight the Company's implementation of common stock repurchasing in January 1995 for resale through the DRIP, increased dividend payments, and the timing of the Company's debt refinancing in 1994.


FUTURE FINANCING SOURCES

     The remainder of the Company's operating cash flow needs, as well as dividend payments and capital expenditures for the balance of 1996, is expected to be generated primarily through operating activities and short-term borrowings.

     At March 31, 1996, the Company had $47,400,000 in unused lines of credit. Cash inflows from a reduction in receivables from heating season sales will also provide the Company with funds during the second quarter of the year.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.


Item 2.   Changes in Securities.

          Retained earnings were available for payment of dividends on preferred and common stock at March 31, 1996, as follows:

          Total Retained Earnings - $23,514,000

          Amount Available for Payment of Dividends - $23,514,000

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits - (See page 17 for the Exhibit Index.)

          --Articles of Incorporation of Southeastern Michigan Gas
               Enterprises, Inc. (Enterprises), as restated July 11, 1989. --Certificate of Amendment to Article III of the Articles of
               Incorporation dated May 16, 1990.
          --Bylaws of Enterprises--last revised March 1, 1995.
          --Trust Indenture dated April 1, 1992, between Enterprises and
               NBD Bank, N.A. as Trustee.
          --Note Agreement dated as of June 1, 1994, relating to issuance of
               $80,000,000 of long-term debt.
          --Guaranty Agreement dated October 10, 1991, relating to financing of
               NOARK.
          --Group A Employment Contract.
          --Short-Term Incentive Plan.
          --Deferred Compensation and Phantom Stock Purchase Agreement (for
               outside directors only).
          --Supplemental Retirement Plan for Certain Officers.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the first quarter of 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                                               (Registrant)



Dated:  May 15, 1996
                                 By: Marcia M. Chmielewski, Vice President and Principal Accounting and Financial Officer

                                 EXHIBIT INDEX
                                   Form 10-Q
                              First Quarter 1996
                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
- -------             -----------                           --------    ---------
 2        Plan of Acquisition, etc.                          NA           NA
 3(a)     1--Articles of Incorporation of Southeastern
             Michigan Gas Enterprises, Inc.
             (Enterprises), as restated
             July 11, 1989.(e)                                            x
          2--Certificate of Amendment to Article III
             of the Articles of Incorporation dated
             May 16, 1990.(f)                                             x
 3(b)     Bylaws of Enterprises--last revised
          March 1, 1995.(g)                                               x
 4(a)     Trust Indenture dated April 1, 1992, between
          Enterprises and NBD Bank, N.A. as Trustee.(b)                   x
 4(b)     Note Agreement dated as of June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(d)                                              x
10        Material Contracts.
10(a)     Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(a)                              x
10(b)     Group A Employment Contract.(c)                                 x
10(c)     Short-Term Incentive Plan.(c)                                   x
10(d)     Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(h)                                             x
10(e)     Supplemental Retirement Plan for Certain
          Officers.                                          x
11        Statement re computation of per share earnings.    NA           NA
15        Letter re unaudited interim financial
          information.                                       NA           NA
18        Letter re change in accounting principle.          NA           NA
19        Report furnished to security holders.              NA           NA
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consent of Independent Public Accountants.         NA           NA
24        Power of Attorney.                                 NA           NA
27        Financial Data Schedule.                           x
99        Additional exhibits.                               NA           NA

Key to Exhibits Incorporated by Reference
     (a) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (b) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (c) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (d) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (f) Filed with Enterprises' Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (g) Filed with Enterprises' Form 10-K for 1994, dated March 28, 1995, File No. 0-8503.
     (h) Filed with Enterprises' Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
                                     -17-