Form 10-Q/A
period 1996-03-31
SOUTHEASTERN MICHIGAN GAS ENTERPRISES INC
filed 1996-07-18
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A


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

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits - (See Exhibit Index.)

          3(i)(1)   --Articles of Incorporation of Southeastern Michigan Gas
                         Enterprises, Inc. ("Enterprises"), as restated
                         July 11, 1989.
          3(i)(2)   --Certificate of Amendment to Article III of the Articles
                         of Incorporation dated May 16, 1990.
          3(ii)     --Bylaws of Enterprises--last revised March 1, 1995.
          4(i)      --Trust Indenture dated April 1, 1992, between Enterprises and NBD Bank, N.A. as Trustee.
          4(ii)     --Note Agreement dated as of June 1, 1994, relating to
                         issuance of $80,000,000 of long-term debt.
          10(i)     --Guaranty Agreement dated October 10, 1991, relating to
                         financing of NOARK.
          10(ii)    --Group A Employment Contract.
          10(iii)   --Short-Term Incentive Plan.
          10(iv)    --Deferred Compensation and Phantom Stock Purchase
                         Agreement (for outside directors only).
          10(v)     --Supplemental Retirement Plan for Certain Officers.
          10(vi)    --Separation Agreement and Release dated January 18, 1996
                         between Ward Kirby and Enterprises.
          10(vii)   --Consulting Agreement dated January 17, 1996 between Ward
                         Kirby and Enterprises.
          27        --Financial Data Schedule.


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

                                 SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                                               (Registrant)



Dated:  July 18, 1996
                                 By:  Robert F. Caldwell
                                      Executive Vice President and
                                      Principal Accounting and Financial
                                      Officer

                                 EXHIBIT INDEX
                                  Form 10-Q/A
                              First Quarter 1996
                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
- -------             -----------                           --------    ---------
 3(i)(1)    Articles of Incorporation of Southeastern
            Michigan Gas Enterprises, Inc.
            ("Enterprises"), as restated
            July 11, 1989.(e)                                             x
 3(i)(2)    Certificate of Amendment to Article III
            of the Articles of Incorporation dated
            May 16, 1990.(f)                                              x
 3(ii)      Bylaws of Enterprises--last revised
            March 1, 1995.(g)                                             x
 4(i)       Trust Indenture dated April 1, 1992, between
            Enterprises and NBD Bank, N.A. as Trustee.(b)                 x
 4(ii)      Note Agreement dated as of June 1, 1994,
            relating to issuance of $80,000,000 of
            long-term debt.(d)                                            x
10(i)       Guaranty Agreement dated October 10, 1991,
            relating to financing of NOARK.(a)                            x
10(ii)      Group A Employment Contract.(c)                               x
10(iii)     Short-Term Incentive Plan.(c)                                 x
10(iv)      Deferred Compensation and Phantom Stock
            Purchase Agreement (for outside
            directors only).(h)                                           x
10(v)       Supplemental Retirement Plan for Certain
            Officers.(i)                                                  x
10(vi)      Separation Agreement and Release dated
            January 18, 1996 between Ward Kirby and
            Enterprises.                                     x
10(vii)     Consulting Agreement dated January 17, 1996
            between Ward Kirby and Enterprises.              x
27          Financial Data Schedule.(i)                                   x

Key to Exhibits Incorporated by Reference
     (a) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (b) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (c) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (d) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (f) Filed with Enterprises' Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (g) Filed with Enterprises' Form 10-K for 1994, dated March 28, 1995, File No. 0-8503.
     (h)    Filed with Enterprises' Form 10-Q for the quarter ended
            September 30, 1994, File No. 0-8503.
     (i) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1996, File No. O-8503.