Form 10-Q
period 1996-06-30
SOUTHEASTERN MICHIGAN GAS ENTERPRISES INC
filed 1996-08-13
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1996

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

The number of shares of common stock outstanding as of July 31, 1996, is 12,375,313.

                              INDEX TO FORM 10-Q
                              ------------------

                        For Quarter Ended June 30, 1996



                                                                        Page
                                                                       Number
                                                                       ------

COVER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1


INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2


PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .     3

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . .     9


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .    14

   Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . .    14

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .    15


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Thousands of Dollars Except Per Share Amounts)
                                                                Three Months Ended      Six Months Ended       Twelve Months Ended
                                                                     June 30,                June 30,                June 30,
                                                                 -----------------     -------------------     -------------------
                                                                 1 9 9 6   1 9 9 5      1 9 9 6    1 9 9 5      1 9 9 6    1 9 9 5
                                                                 -------   -------     --------   --------     --------   --------
OPERATING REVENUE
  Gas sales                                                      $38,624   $33,523     $126,587   $102,807     $207,804   $176,784
  Gas marketing                                                   39,876    27,980      123,339     70,702      186,033    149,812
  Transportation                                                   2,821     2,915        6,339      6,458       12,329     12,237
  Other operations                                                 1,069     1,323        2,253      3,079        4,844      5,902
                                                                 -------   -------     --------   --------     --------   --------
                                                                 $82,390   $65,741     $258,518   $183,046     $411,010   $344,735
                                                                 -------   -------     --------   --------     --------   --------
OPERATING EXPENSES
  Cost of gas sold                                               $25,840   $21,504     $ 87,365   $ 67,930     $140,054   $117,475
  Cost of gas marketed                                            39,195    27,165      120,969     68,873      182,183    145,864
  Operations                                                       8,663     7,740       18,818     15,988       34,710     31,918
  Maintenance                                                        951     1,029        1,864      2,070        4,131      4,413
  Depreciation                                                     2,797     2,975        5,660      5,961       11,734     11,674
  Income taxes                                                       123       408        4,918      4,430        6,676      4,335
  Taxes other than income taxes                                    2,125     1,960        4,369      4,175        8,160      7,968
                                                                 -------   -------     --------   --------     --------   --------
                                                                 $79,694   $62,781     $243,963   $169,427     $387,648   $323,647
                                                                 -------   -------     --------   --------     --------   --------
OPERATING INCOME                                                 $ 2,696   $ 2,960     $ 14,555   $ 13,619     $ 23,362   $ 21,088
OTHER INCOME (LOSS), NET                                             (45)     (237)        (319)      (447)         (51)      (681)
                                                                 -------   -------     --------   --------     --------   --------
INCOME BEFORE INCOME DEDUCTIONS                                  $ 2,651   $ 2,723     $ 14,236   $ 13,172     $ 23,311   $ 20,407
                                                                 -------   -------     --------   --------     --------   --------
INCOME DEDUCTIONS
  Interest on long-term debt                                     $ 2,129   $ 2,133     $  4,257   $  4,290     $  8,513   $  9,017
  Other interest                                                     292       135          864        809        1,782      1,735
  Amortization of debt expense                                        93       112          187        224          411        448
  Dividends on preferred stock of subsidiary                          44        44           89         89          178        178
                                                                 -------   -------     --------   --------     --------   --------
                                                                 $ 2,558   $ 2,424     $  5,397   $  5,412     $ 10,884   $ 11,378
                                                                 -------   -------     --------   --------     --------   --------
NET INCOME AVAILABLE FOR COMMON STOCK BEFORE PREFERRED
  STOCK DIVIDENDS                                                $    93   $   299     $  8,839   $  7,760     $ 12,427   $  9,029
    Dividends on convertible preferred stock                           4         4            8          8           17         17
                                                                 -------   -------     --------   --------     --------   --------
NET INCOME AVAILABLE FOR COMMON STOCK                            $    89   $   295     $  8,831   $  7,752     $ 12,410   $  9,012
                                                                 =======   =======     ========   ========     ========   ========
EARNINGS PER SHARE OF COMMON STOCK                               $   .01   $   .02     $    .71   $    .62     $   1.00   $    .73
                                                                 =======   =======     ========   ========     ========   ========
CASH DIVIDENDS PER SHARE OF COMMON STOCK                         $   .19   $   .18     $    .38   $    .36     $    .76   $    .72
                                                                 =======   =======     ========   ========     ========   ========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)        12,388    12,440       12,391     12,447       12,396     12,389
                                                                 =======   =======     ========   ========     ========   ========

The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                  A S S E T S



                                          (Unaudited)               (Unaudited)
                                           June 30,   December 31,   June 30,
                                             1996         1995         1995
                                           --------     --------     --------
                                                 (Thousands of Dollars)

UTILITY PLANT
  Plant in service, at cost                $324,928     $314,602     $294,403
    Less - Accumulated depreciation          93,554       87,308       81,925
                                           --------     --------     --------
                                           $231,374     $227,294     $212,478
OTHER PROPERTY, net                          10,940       12,883       15,006
                                           --------     --------     --------
                                           $242,314     $240,177     $227,484
                                           --------     --------     --------
CURRENT ASSETS
  Cash and temporary cash investments,
    at cost                                $  5,770     $    264     $  2,408
  Receivables, less allowances of
    $785 at June 30, 1996, $729
    at December 31, 1995 and $974
    at June 30, 1995                         20,976       32,320       14,000
  Accrued revenue                            17,556       38,854       13,480
  Materials and supplies, at average cost     4,099        3,280        3,985
  Gas in underground storage                 15,899       20,172       17,740
  Gas charges, recoverable from customers     9,400        5,854        3,657
  Accumulated deferred income taxes           2,345        2,249        2,557
  Other                                       2,541        5,827        5,746
                                           --------     --------     --------
                                           $ 78,586     $108,820     $ 63,573
                                           --------     --------     --------
DEFERRED CHARGES
  Unamortized debt expense                 $  5,515     $  5,702     $  5,926
  Deferred gas charges, recoverable
    from customers                              431          615          655
  Advances to equity investees                4,218        4,218        2,466
  Other                                      20,360       18,991       17,756
                                           --------     --------     --------
                                           $ 30,524     $ 29,526     $ 26,803
                                           --------     --------     --------
                                           $351,424     $378,523     $317,860
                                           ========     ========     ========


The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS

                   STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                          (Unaudited)               (Unaudited)
                                           June 30,   December 31,   June 30,
                                             1996         1995         1995
                                           --------     --------     --------
                                                 (Thousands of Dollars)
COMMON STOCK EQUITY
  Common stock-par value $1 per share,
    20,000,000 shares authorized;
    12,376,737, 11,837,075 and
    11,808,969 shares outstanding          $ 12,377     $ 11,837     $ 11,809
  Capital surplus                            79,179       80,546       82,130
  Retained earnings                          21,244       17,128       16,229
                                           --------     --------     --------
                                           $112,800     $109,511     $110,168
                                           --------     --------     --------
CUMULATIVE CONVERTIBLE PREFERRED STOCK
  Convertible preferred stock - par value
    $1 per share; authorized 500,000
    shares issuable in series; each
    convertible to 4.11 common shares      $      7     $      7     $      7
  Capital surplus                               165          165          175
                                           --------     --------     --------
                                           $    172     $    172     $    182
                                           --------     --------     --------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
  $100 par value (redemption price
    $105 per share); authorized
    50,000 shares issuable in series;
    31,000 shares outstanding              $  3,100     $  3,100     $  3,100
                                           --------     --------     --------
LONG-TERM DEBT INCLUDING CAPITAL LEASES    $105,702     $105,858     $103,588
                                           --------     --------     --------
CURRENT LIABILITIES
  Notes payable to banks                   $ 29,000     $ 51,700     $ 12,550
  Current portion of long-term debt
    and capital leases                        1,394        1,467          -
  Accounts payable                           29,199       38,018       19,811
  Customer advance payments                   1,757        5,764        3,146
  Accrued taxes                               5,229          704        2,158
  Accrued interest                              977        1,135        1,026
  Amounts payable to customers                  -            682          969
  Other                                       5,232        4,851        8,230
                                           --------     --------     --------
                                           $ 72,788     $104,321     $ 47,890
                                           --------     --------     --------
DEFERRED CREDITS
  Accumulated deferred income taxes        $ 19,420     $ 19,080     $ 18,940
  Unamortized investment tax credit           2,915        3,049        3,183
  Customer advances for construction          8,854        9,326        8,298
  Other                                      25,673       24,106       22,511
                                           --------     --------     --------
                                           $ 56,862     $ 55,561     $ 52,932
                                           --------     --------     --------
                                           $351,424     $378,523     $317,860
                                           ========     ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Thousands of Dollars)
                                                                Three Months Ended      Six Months Ended       Twelve Months Ended
                                                                     June 30,                June 30,                June 30,
                                                               -------------------     -------------------     -------------------
                                                                1 9 9 6    1 9 9 5      1 9 9 6    1 9 9 5      1 9 9 6    1 9 9 5
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                 $139,365   $ 86,981     $281,960   $210,476     $392,191   $354,779
  Cash paid for payrolls and to suppliers                      (109,250)   (63,727)    (230,823)  (146,992)    (348,271)  (299,345)
  Interest paid                                                  (4,012)    (3,927)      (5,278)    (5,217)     (10,344)   (11,147)
  Income taxes paid                                              (2,525)    (2,985)      (2,525)    (4,386)      (3,709)    (6,265)
  Taxes other than income taxes paid                               (469)      (731)        (754)    (1,387)      (7,362)    (7,875)
  Other cash receipts and payments, net                               9        659        1,414      1,138          450      1,201
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM OPERATING ACTIVITIES                         $ 23,118   $ 16,270     $ 43,994   $ 53,632     $ 22,955   $ 31,348
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Natural gas distribution property additions                  $ (5,092)  $ (4,972)    $(10,023)  $ (7,872)    $(28,410)  $(20,942)
  Investment in other natural gas related property                  -          -            -          -            -           (1)
  Other property additions                                          (86)      (335)        (193)      (411)        (495)    (1,162)
  Property retirement costs, net of proceeds                        (63)       (95)          82       (153)         875       (351)
  Proceeds from sale and leaseback of capital assets                -          -            -          -          3,737        -
  Advances to equity investees                                      -         (800)         -       (1,560)      (1,752)    (2,466)
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM INVESTING ACTIVITIES                         $ (5,241)  $ (6,202)    $(10,134)  $ (9,996)    $(26,045)  $(24,922)
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                     $  1,235   $  1,207     $  2,595   $  3,067     $  5,540   $  5,753
  Repurchase of common stock (see note 2)                        (1,520)    (2,552)      (3,422)    (3,521)      (5,899)    (3,521)
  Net change in notes payable to banks                          (13,500)    (6,650)     (22,700)   (37,450)      16,450     12,550
  Repayment of long-term debt                                       (15)    (1,290)         (15)    (1,322)         (15)   (62,308)
  Payment of dividends                                           (2,407)    (2,306)      (4,812)    (4,613)      (9,624)    (9,174)
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM FINANCING ACTIVITIES                         $(16,207)  $(11,591)    $(28,354)  $(43,839)    $  6,452   $(56,700)
                                                               --------   --------     --------   --------     --------   --------
    NET INCREASE (DECREASE) IN CASH AND
      TEMPORARY CASH INVESTMENTS                               $  1,670   $ (1,523)    $  5,506   $   (203)    $  3,362   $(50,274)
                                                               --------   --------     --------   --------     --------   --------
CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of Period                                          $  4,100   $  3,931     $    264   $  2,611     $  2,408   $ 52,682
                                                               --------   --------     --------   --------     --------   --------
  End of Period                                                $  5,770   $  2,408     $  5,770   $  2,408     $  5,770   $  2,408
                                                               ========   ========     ========   ========     ========   ========
RECONCILIATION OF NET INCOME TO NET
 CASH FROM OPERATING ACTIVITIES
  Net income available for common stock                        $     89   $    295     $  8,831   $  7,752     $ 12,410   $  9,012
  Adjustments to reconcile net income to net cash
   from operating activities:
    Depreciation                                                  2,797      2,975        5,660      5,961       11,734     11,674
    Deferred taxes and investment tax credits                        80        132          110        (10)         424     (2,055)
    Equity (income) loss, net of distributions                       81        388        1,827        804        2,013      1,698
    Receivables                                                  31,803     13,732       11,344      8,807       (6,976)     3,014
    Accrued revenue                                              29,796      9,933       21,298     19,819       (4,076)     1,727
    Materials and supplies and gas in underground storage       (11,715)    (7,887)       3,454     16,439         (165)     3,467
    Gas charges, recoverable from customers                      (4,269)       (76)      (3,546)     4,546       (5,743)     2,454
    Other current assets                                            834      2,146        3,286      6,270        3,205      1,455
    Accounts payable                                            (23,418)      (798)      (8,819)   (15,126)      11,280     (7,638)
    Customer advances and amounts payable to customers             (236)    (2,010)      (5,161)    (4,997)      (1,802)     1,271
    Accrued taxes                                                (1,513)    (2,135)       4,525      1,432        3,071       (950)
    Other, net                                                   (1,211)      (425)       1,185      1,935       (2,420)     6,219
                                                               --------   --------     --------   --------     --------   --------
      NET CASH FROM OPERATING ACTIVITIES                       $ 23,118   $ 16,270     $ 43,994   $ 53,632     $ 22,955   $ 31,348
                                                               ========   ========     ========   ========     ========   ========

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


(2)  CAPITALIZATION

Common Stock Equity
- -------------------

     On June 13, 1996, the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.20 per share payable on August 15 to shareholders of record at the close of business on August 5.

     In May 1996, the Company issued a 5% stock dividend and paid a quarterly cash dividend of $.20 per share to its common shareholders. Of the total cash dividend of $2,359,000, shareholders reinvested $827,000 into common stock through the Dividend Reinvestment and Common Stock Purchase Plan (the DRIP). This portion of the second quarter dividend and shareholders' optional cash payments of $408,000, resulted in 71,757 shares issued to existing shareholders during the quarter pursuant to the DRIP.

     The Company purchases shares of its own common stock in the open market for reissuance pursuant to the DRIP. In the second quarter of 1996, the Company purchased 90,983 shares for $1,520,000.

     The May 1996 5% stock dividend resulted in 589,897 shares issued to existing shareholders. Earnings per common share, cash dividends per common share and weighted average number of shares outstanding give retroactive effect for all periods presented to the 5% stock dividends in May 1996 and 1995.


(3)  COMMITMENTS AND CONTINGENCIES

     SEMCO Arkansas Pipeline Company, a wholly-owned subsidiary of SEMCO Energy Services, Inc. (SEMCO), has a 32% interest in a partnership which operates the NOARK Pipeline System (NOARK). NOARK is a 302-mile intrastate natural gas pipeline originating in northwest Arkansas and extending northeast across the state. The pipeline became operational during the third quarter of 1992.

     The Company, SEMCO Arkansas Pipeline Company and SEMCO have guaranteed 40% of the principal and interest payments on approximately $81,875,000 of debt used to finance the pipeline. Of the total debt, $55,125,000 is outstanding pursuant to a long-term arrangement requiring annual principal payments of approximately $3,150,000 together with interest on the unpaid balance. This arrangement matures in 2009 and has a fixed interest rate of 9.7375%. The remaining debt is pursuant to a $30,000,000 multibank revolving line of credit which currently matures April 26, 1998. Under the terms of the credit agreement, NOARK may request, on an annual basis, a one year extension of the then-effective termination date. At June 30, 1996, NOARK had $26,750,000 outstanding under the agreement with interest payments at a variable interest rate.

     NOARK has been operating below capacity and generating losses since it was placed in service. Operating cash flows have been insufficient to meet principal and interest payments on the debt. The Company contributed $906,000 to NOARK in October 1994, $760,000 in January 1995, $800,000 in April 1995, $880,000 in July 1995 and $872,000 in October 1995, in connection with its guarantee. The Company did not make any contributions to NOARK in the first or second quarter of 1996, but estimates that required contributions for 1996 will be in the range of $1,000,000 to $1,500,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     Net income for the quarter ended June 30, 1996 was $89,000 ($.01 per share). This compares to net income of $295,000 ($.02 per share) for the quarter ended June 30, 1995.

     Net income was $8,831,000 ($.71 per share) and $7,752,000 ($.62 per share)
for the six months ended June 30, 1996 and June 30, 1995, respectively.

     For the twelve months ended June 30, 1996 and 1995, net income was $12,410,000 ($1.00 per share) and $9,012,000 ($.73 per share), respectively.

     Since the Company's primary business of natural gas distribution depends upon the winter months for the majority of its operating revenue, the Company typically experiences nominal net income in the second quarter.

     See Note 3 in the Notes to the Consolidated Financial Statements for a discussion of commitments and contingencies.

     A comparison of quarterly, year-to-date and twelve-month-to-date revenues, margins and system throughput follows on the next page.

                                                  Three Months Ended      Six Months Ended       Twelve Months Ended
                                                       June 30,                June 30,                June 30,
                                                   -----------------     -------------------     -------------------
                                                   1 9 9 6   1 9 9 5      1 9 9 6    1 9 9 5      1 9 9 6    1 9 9 5
                                                   -------   -------     --------   --------     --------   --------
                                                                      (in thousands of dollars)
Operating Revenue
  Gas Sales
    Residential                                    $24,485   $21,082     $ 79,804   $ 64,388     $130,658   $109,139
    Commercial                                      11,458     9,856       38,034     30,889       61,908     53,593
    Industrial                                       2,681     2,585        8,749      7,530       15,238     14,052
                                                   -------   -------     --------   --------     --------   --------
                                                   $38,624   $33,523     $126,587   $102,807     $207,804   $176,784
  Cost of Gas Sold                                  25,840    21,504       87,365     67,930      140,054    117,475
                                                   -------   -------     --------   --------     --------   --------
    Gross Margin                                   $12,784   $12,019     $ 39,222   $ 34,877     $ 67,750   $ 59,309
                                                   =======   =======     ========   ========     ========   ========
  Gas Marketing                                    $39,876   $27,980     $123,339   $ 70,702     $186,033   $149,812
  Cost of Gas Marketed                              39,195    27,165      120,969     68,873      182,183    145,864
                                                   -------   -------     --------   --------     --------   --------
    Gross Margin                                   $   681   $   815     $  2,370   $  1,829     $  3,850   $  3,948
                                                   =======   =======     ========   ========     ========   ========
  Transportation                                   $ 2,821   $ 2,915     $  6,339   $  6,458     $ 12,329   $ 12,237
                                                   =======   =======     ========   ========     ========   ========
  Other                                            $ 1,069   $ 1,323     $  2,253   $  3,079     $  4,844   $  5,902
                                                   =======   =======     ========   ========     ========   ========
                                                                     (in millions of cubic feet)
  Gas Volumes
    Gas Sales
      Residential                                    4,253     3,928       16,349     14,331       26,694     22,511
      Commercial                                     2,239     2,055        8,342      7,409       13,671     12,023
      Industrial                                       546       572        2,090      1,901        3,562      3,278
                                                   -------   -------     --------   --------     --------   --------
                                                     7,038     6,555       26,781     23,641       43,927     37,812
                                                   =======   =======     ========   ========     ========   ========
    Gas Marketing                                   21,221    17,884       51,495     45,053       88,946     88,980
                                                   =======   =======     ========   ========     ========   ========
    Gas Transported                                  4,674     5,459       10,621     12,944       21,526     23,523
                                                   =======   =======     ========   ========     ========   ========

    Degree Days - Actual                               986     1,053        4,532      4,299        7,391      6,572
                - Percent of Normal                    109%      114%         108%       103%         109%        97%
    Gas Sales Customers - Average                  228,040   221,883      227,564    221,552      225,482    219,111


QUARTER RESULTS

     Gross margin on gas sales increased by $765,000 (6%) as gas volumes sold for the three month period ended June 30, 1996 increased 7.4% from the same period in 1995. Volumes increased due primarily to the addition of over 6,100 gas sales customers.

     Gas marketing margin declined by $134,000 (16%) even though natural gas volumes marketed for the second quarter of 1996 increased by 19% over the same period in 1995. The decrease in per-unit marketing margin is due primarily to increased competition in the gas marketing industry. Marketing volumes increased primarily from new business generated from independent marketing contractors.

     Gas marketing volumes and margins are subject to significant competitive factors. In addition to fluctuations caused by the price of alternative fuels and seasonal patterns, competition within the natural gas marketing industry continues to increase.

     Transportation revenues during the quarter decreased $94,000 (3%) compared to the same period in 1995 while volumes decreased 14%. The decrease in volumes was primarily due to the decrease of coal-displacement volumes. Coal-displacement transportation volumes are sensitive to natural gas prices relative to coal and generally contribute a lower margin.

     Operations and maintenance expense increased $845,000 (10%) in the second quarter compared to a year ago. Approximately half of the increase was due to the sale and leaseback of the Company's vehicle fleet in December 1995. The Company recorded depreciation expense for its fleet in 1995, and operations expense for the leased fleet in 1996. Also contributing to the increase in operations and maintenance expense were higher pension and retiree medical expenses.

     Depreciation expense for the second quarter of 1996 decreased $178,000 compared to the second quarter of 1995. The impact of the vehicle fleet sale and leaseback, as discussed above, more than offset the increase in depreciation from capital additions.

     Other income (loss), net, reflects the after-tax loss from the Company's investment in NOARK of $380,000 for the three months ended June 30, 1996. This compares to a loss from NOARK of $428,000 for the same period in 1995.


YEAR-TO-DATE RESULTS

     Gross margin on gas sales increased by $4,345,000 (12%) as gas volumes sold for the first six months of 1996 increased 13% over the same period in 1995. The increase in gas volumes sold was primarily due to colder weather. Temperatures during the first half of 1996 were 8% colder than normal while temperatures in the first half of 1995 were 3% colder than normal. Also contributing to the increase in gas sales margin was the addition of over 6,000 gas sales customers and the impact of the December 1995 Battle Creek Gas Company (Battle Creek) rate increase.

     Natural gas marketing margin for the first six months of 1996 increased by $541,000 (30%) over the same period in 1995 while volumes increased by 14%.
The increase in per-unit margin is attributable to the impact of colder-than-normal temperatures in the first quarter of 1996 on the demand for natural gas. Increased marketing volumes resulted from the increased demand and new business generated through contracts with independent marketing contractors.

     Operations and maintenance expense increased by $2,624,000 (15%) in the first half of 1996 compared to the first half of 1995. Contributing to the increase were the change in the classification of vehicle expenses, severance expenses incurred in the first quarter of 1996, expenses associated with the independent marketing contracts, and slightly higher employee compensation and benefits expenses. In addition, Battle Creek was authorized to recover its retiree medical costs effective with the December 1995 rate increase. Consequently, these costs are being included in operations expense in 1996.

     The $301,000 decrease in depreciation expense from the six months ended June 30, 1995 to the same period in 1996 highlights the impact of the change in classification of vehicle expenses partially offset by increased depreciation from capital additions.

     Other income (loss), net, includes after-tax losses from NOARK of $806,000 and $823,000 for the six months ended June 30, 1996 and 1995, respectively.


TWELVE-MONTH RESULTS

     Gas sales margin increased $8,441,000 (14%) for the twelve month period ended June 30, 1996, compared to the same period a year earlier. Twelve percent colder weather, the Battle Creek rate increase and the addition of over 6,300 gas sales customers contributed to the increase.

     Gas marketing margin decreased $98,000 (2%) from the prior period with no significant change in volumes. The twelve-month comparison of marketing activities highlights the impact of competition in the natural gas marketing industry. In response to this competition, the Company began contracting with independent marketers in 1996, which has resulted in higher marketing volumes (see quarter and year-to-date results, above). Competition, however, is expected to continue putting pressure on per-unit margins.

     Operations and maintenance expense increased by $2,510,000 (7%) in the current period compared to the same period a year ago. Contributing to the increase between periods was the change in classification of vehicle expenses, the expensing of Battle Creek retiree medical costs and higher severance and marketing expenses.

     Other income (loss), net, increased from a loss of $681,000 for the twelve months ended June 30, 1995 to a loss of $51,000 in the same period ending
June 30, 1996. The twelve-month results for 1996 include a non-recurring gain of $1,251,000, net of tax, on the settlement of the lawsuit involving NOARK. Excluding this gain, the loss from NOARK, net of tax, was $1,821,000 for the twelve-month period ended June 30, 1996 compared to $1,619,000 for the same period ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash from operating activities for the three, six and twelve month periods ended June 30, 1996, as compared to the same periods last year, increased/(decreased) $6,848,000, ($9,638,000) and ($8,393,000), respectively.
The changes in operating cash flows between the periods is primarily due to the timing of cash receipts and cash payments and its effect on working capital.

     The Company anticipates spending approximately $14,000,000 for capital items during the remainder of 1996. These estimated amounts will primarily relate to customer additions and system replacement in the gas distribution operations.

     See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of contributions to the NOARK Pipeline System pursuant to the Company's guarantees of the pipeline's debt.

     Financing activities used $16,207,000 in funds during the second quarter of 1996, primarily to reduce notes payable to banks. Changes in financing cash flows between the three-, six- and twelve-month periods ended June 30, 1996 and 1995 highlight the Company's implementation of common stock repurchasing in January 1995 for resale through the DRIP, increased dividend payments, and the completion of the Company's 1994 debt refinancing.


FUTURE FINANCING SOURCES

     The remainder of the Company's operating cash flow needs, as well as dividend payments and capital expenditures for the balance of 1996, is expected to be generated primarily through operating activities and short-term borrowings. At June 30, 1996, the Company had $60,900,000 in unused lines of credit.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.


Item 2.   Changes in Securities.

          Retained earnings were available for payment of dividends on preferred and common stock at June 30, 1996, as follows:

          Total Retained Earnings - $21,244,000

          Amount Available for Payment of Dividends - $21,244,000


Item 3.   Not applicable.


Item 4.   Submission of Matters to a Vote of Securityholders.

          At the April 16, 1996 Annual Meeting of Common Shareholders the following nominees were elected to hold office on the Board of Directors for a term of three years:

               Name                         Votes For      Votes Withheld
               ----                         ---------      --------------
          Frank G. Andreoni                 8,701,183         221,551
          Daniel A. Burkhardt               8,681,776         240,958
          Edward J. Curtis                  8,615,595         307,139
          Harvey I. Klein                   8,508,879         413,855

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

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the second quarter of 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                                               (Registrant)



Dated:  August 13, 1996
                                 By:  /s/Robert F. Caldwell
                                      -----------------------------------------
                                      Executive Vice President and Principal
                                      Accounting and Financial Officer

                                 EXHIBIT INDEX
                                   Form 10-Q
                              Second Quarter 1996
                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
- -------             -----------                           --------    ---------
 3(i)(1)    Articles of Incorporation of Southeastern
            Michigan Gas Enterprises, Inc.
            ("Enterprises"), as restated
            July 11, 1989.(e)                                             x
 3(i)(2)    Certificate of Amendment to Article III
            of the Articles of Incorporation dated
            May 16, 1990.(f)                                              x
 3(ii)      Bylaws of Enterprises--last revised
            March 1, 1995.(g)                                             x
 4(i)       Trust Indenture dated April 1, 1992, between
            Enterprises and NBD Bank, N.A. as Trustee.(b)                 x
 4(ii)      Note Agreement dated as of June 1, 1994,
            relating to issuance of $80,000,000 of
            long-term debt.(d)                                            x
10(i)       Guaranty Agreement dated October 10, 1991,
            relating to financing of NOARK.(a)                            x
10(ii)      Group A Employment Contract.(c)                               x
10(iii)     Short-Term Incentive Plan.(c)                                 x
10(iv)      Deferred Compensation and Phantom Stock
            Purchase Agreement (for outside
            directors only).(h)                                           x
10(v)       Supplemental Retirement Plan for Certain
            Officers.(i)                                                  x
10(vi)      Separation Agreement and Release dated
            January 18, 1996 between Ward Kirby and
            Enterprises.(j)                                               x
10(vii)     Consulting Agreement dated January 17, 1996
            between Ward Kirby and Enterprises.(j)                        x
27          Financial Data Schedule.                         x

Key to Exhibits Incorporated by Reference
     (a) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (b) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (c) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (d) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (f) Filed with Enterprises' Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (g) Filed with Enterprises' Form 10-K for 1994, dated March 28, 1995, File No. 0-8503.
     (h) Filed with Enterprises' Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (i) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1996, File No. O-8503.
     (j) Filed with Enterprises' Form 10-Q/A for the quarter ended March 31, 1996, File No. O-8503.
                                     -17-