Form 10-Q
period 1996-09-30
SOUTHEASTERN MICHIGAN GAS ENTERPRISES INC
filed 1996-11-14
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1996

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

The number of shares of common stock outstanding as of October 31, 1996, is 12,391,334.

                              INDEX TO FORM 10-Q
                              ------------------

                     For Quarter Ended September 30, 1996



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

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Thousands of Dollars Except Per Share Amounts)
                                                                Three Months Ended      Nine Months Ended      Twelve Months Ended
                                                                   September 30,          September 30,           September 30,
                                                                 -----------------     -------------------     -------------------
                                                                 1 9 9 6   1 9 9 5      1 9 9 6    1 9 9 5      1 9 9 6    1 9 9 5
                                                                 -------   -------     --------   --------     --------   --------
OPERATING REVENUE
  Gas sales                                                      $23,656   $23,618     $150,243   $126,425     $207,842   $176,842
  Gas marketing                                                   63,852    23,200      187,191     93,902      226,685    140,052
  Transportation                                                   2,471     2,540        8,810      8,998       12,260     12,266
  Other operations                                                 1,103     1,249        3,356      4,328        4,698      5,729
                                                                 -------   -------     --------   --------     --------   --------
                                                                 $91,082   $50,607     $349,600   $233,653     $451,485   $334,889
                                                                 -------   -------     --------   --------     --------   --------
OPERATING EXPENSES
  Cost of gas sold                                               $15,114   $15,326     $102,479   $ 83,256     $139,842   $117,339
  Cost of gas marketed                                            62,707    22,390      183,676     91,263      222,500    136,194
  Operations                                                       8,987     7,958       27,805     23,946       35,739     31,927
  Maintenance                                                        763     1,254        2,627      3,324        3,640      4,516
  Depreciation                                                     2,833     3,004        8,493      8,965       11,563     11,799
  Income taxes                                                    (1,685)   (1,338)       3,233      3,092        6,329      4,597
  Taxes other than income taxes                                    2,329     2,006        6,698      6,181        8,483      7,935
                                                                 -------   -------     --------   --------     --------   --------
                                                                 $91,048   $50,600     $335,011   $220,027     $428,096   $314,307
                                                                 -------   -------     --------   --------     --------   --------
OPERATING INCOME                                                 $    34   $     7     $ 14,589   $ 13,626     $ 23,389   $ 20,582
OTHER INCOME (LOSS), NET                                            (162)     (113)        (481)      (560)        (100)      (679)
                                                                 -------   -------     --------   --------     --------   --------
INCOME (LOSS) BEFORE INCOME DEDUCTIONS                           $  (128)  $  (106)    $ 14,108   $ 13,066     $ 23,289   $ 19,903
                                                                 -------   -------     --------   --------     --------   --------
INCOME DEDUCTIONS
  Interest on long-term debt                                     $ 2,128   $ 2,129     $  6,385   $  6,419     $  8,512   $  8,576
  Other interest                                                     456       292        1,320      1,101        1,945      1,803
  Amortization of debt expense                                        93       112          280        336          392        448
  Dividends on preferred stock of subsidiary                          44        44          133        133          179        178
                                                                 -------   -------     --------   --------     --------   --------
                                                                 $ 2,721   $ 2,577     $  8,118   $  7,989     $ 11,028   $ 11,005
                                                                 -------   -------     --------   --------     --------   --------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK BEFORE
  PREFERRED STOCK DIVIDENDS                                      $(2,849)  $(2,683)    $  5,990   $  5,077     $ 12,261   $  8,898
    Dividends on convertible preferred stock                           4         5           12         13           16         18
                                                                 -------   -------     --------   --------     --------   --------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK                     $(2,853)  $(2,688)    $  5,978   $  5,064     $ 12,245   $  8,880
                                                                 =======   =======     ========   ========     ========   ========
EARNINGS (LOSS) PER SHARE OF COMMON STOCK                        $  (.23)  $  (.22)    $    .48   $    .41     $    .99   $    .72
                                                                 =======   =======     ========   ========     ========   ========
CASH DIVIDENDS PER SHARE OF COMMON STOCK                         $   .20   $   .19     $    .58   $    .55     $    .77   $    .73
                                                                 =======   =======     ========   ========     ========   ========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)        12,400    12,391       12,394     12,429       12,398     12,414
                                                                 =======   =======     ========   ========     ========   ========

The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                  A S S E T S



                                        (Unaudited)                (Unaudited)
                                       September 30, December 31, September 30,
                                           1996         1995          1995
                                         --------     --------      --------
                                               (Thousands of Dollars)
UTILITY PLANT
  Plant in service, at cost              $332,805     $314,602      $300,200
    Less - Accumulated depreciation        96,622       87,308        84,613
                                         --------     --------      --------
                                         $236,183     $227,294      $215,587
OTHER PROPERTY, net                         9,391       12,883        14,266
                                         --------     --------      --------
                                         $245,574     $240,177      $229,853
                                         --------     --------      --------
CURRENT ASSETS
  Cash and temporary cash investments,
    at cost                              $  3,660     $    264      $  2,785
  Receivables, less allowances of
    $649 at September 30, 1996, $729
    at December 31, 1995 and $930
    at September 30, 1995                  18,436       32,320         7,947
  Accrued revenue                          28,819       38,854        13,630
  Materials and supplies, at
    average cost                            3,515        3,280         4,123
  Gas in underground storage               34,043       20,172        29,893
  Gas charges, recoverable from
    customers                              14,496        5,854         9,746
  Accumulated deferred income taxes         2,111        2,249         2,455
  Other                                     6,035        5,827         7,458
                                         --------     --------      --------
                                         $111,115     $108,820      $ 78,037
                                         --------     --------      --------
DEFERRED CHARGES
  Unamortized debt expense               $  5,422     $  5,702      $  5,813
  Deferred gas charges, recoverable
    from customers                            368          615           547
  Advances to equity investees              4,218        4,218         3,346
  Other                                    21,129       18,991        18,854
                                         --------     --------      --------
                                         $ 31,137     $ 29,526      $ 28,560
                                         --------     --------      --------
                                         $387,826     $378,523      $336,450
                                         ========     ========      ========


The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS

                   STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                        (Unaudited)                (Unaudited)
                                       September 30, December 31, September 30,
                                           1996         1995          1995
                                         --------     --------      --------
                                               (Thousands of Dollars)
COMMON STOCK EQUITY
  Common stock-par value $1 per share,
    20,000,000 shares authorized;
    12,415,690, 11,837,075 and
    11,805,551 shares outstanding        $ 12,416     $ 11,837      $ 11,806
  Capital surplus                          79,766       80,546        82,846
  Retained earnings                        15,915       17,128        10,418
                                         --------     --------      --------
                                         $108,097     $109,511      $105,070
                                         --------     --------      --------
CUMULATIVE CONVERTIBLE PREFERRED STOCK
  Convertible preferred stock - par
    value $1 per share; authorized
    500,000 shares issuable in series;
    each convertible to 4.11 common
    shares                               $      7     $      7      $      7
  Capital surplus                             162          165           172
                                         --------     --------      --------
                                         $    169     $    172      $    179
                                         --------     --------      --------
                                         $108,266     $109,683      $105,249
                                         --------     --------      --------

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
  $100 par value (redemption price
    $105 per share); authorized
    50,000 shares issuable in series;
    31,000 shares outstanding            $  3,100     $  3,100      $  3,100
                                         --------     --------      --------
LONG-TERM DEBT INCLUDING CAPITAL LEASES  $106,629     $105,858      $103,588
                                         --------     --------      --------
CURRENT LIABILITIES
  Notes payable to banks                 $ 51,700     $ 51,700      $ 37,850
  Current portion of long-term debt
    and capital leases                      1,451        1,467           -
  Accounts payable                         41,254       38,018        15,554
  Customer advance payments                 6,287        5,764         5,538
  Accrued taxes                             2,216          704         1,288
  Accrued interest                          2,698        1,135         2,666
  Amounts payable to customers                -            682           -
  Other                                     5,848        4,851         6,218
                                         --------     --------      --------
                                         $111,454     $104,321      $ 69,114
                                         --------     --------      --------
DEFERRED CREDITS
  Accumulated deferred income taxes      $ 20,914     $ 19,080      $ 19,160
  Unamortized investment tax credit         2,849        3,049         3,116
  Customer advances for construction        8,725        9,326         8,664
  Other                                    25,889       24,106        24,459
                                         --------     --------      --------
                                         $ 58,377     $ 55,561      $ 55,399
                                         --------     --------      --------
                                         $387,826     $378,523      $336,450
                                         ========     ========      ========

The notes to the consolidated financial statements are an integral part of these statements.

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Thousands of Dollars)
                                                                Three Months Ended      Nine Months Ended      Twelve Months Ended
                                                                   September 30,          September 30,           September 30,
                                                               -------------------     -------------------     -------------------
                                                                1 9 9 6    1 9 9 5      1 9 9 6    1 9 9 5      1 9 9 6    1 9 9 5
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                 $ 81,099   $ 52,843     $363,059   $263,319     $420,447   $343,431
  Cash paid for payrolls and to suppliers                       (93,560)   (63,997)    (324,383)  (210,989)    (377,834)  (281,946)
  Interest paid                                                    (864)      (781)      (6,142)    (5,998)     (10,427)    (9,867)
  Income taxes paid                                                (750)      (786)      (3,275)    (5,172)      (3,673)    (5,551)
  Taxes other than income taxes paid                             (3,582)    (3,257)      (4,336)    (4,644)      (7,687)    (7,934)
  Other cash receipts and payments, net                           1,399        736        2,813      1,874        1,113      1,212
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM OPERATING ACTIVITIES                         $(16,258)  $(15,242)    $ 27,736   $ 38,390     $ 21,939   $ 39,345
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Natural gas distribution property additions                  $ (7,096)  $ (6,103)    $(17,119)  $(13,975)    $(29,403)  $(21,456)
  Other property additions                                          (57)       (90)        (250)      (501)        (462)    (1,210)
  Property retirement costs, net of proceeds                        502       (147)         584       (300)       1,524       (462)
  Proceeds from sale and leaseback of capital assets                -          -            -          -          3,737        -
  Advances to equity investees                                      -         (880)         -       (2,440)        (872)    (3,346)
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM INVESTING ACTIVITIES                         $ (6,651)  $ (7,220)    $(16,785)  $(17,216)    $(25,476)  $(26,474)
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                     $  1,321   $  1,253     $  3,916   $  4,320     $  5,608   $  5,691
  Repurchase of common stock (see note 2)                          (698)    (1,308)      (4,120)    (4,829)      (5,289)    (4,829)
  Net change in notes payable to banks                           22,700     25,300          -      (12,150)      13,850        400
  Repayment of long-term debt                                       -          -            (15)    (1,322)         (15)    (4,028)
  Payment of dividends                                           (2,524)    (2,406)      (7,336)    (7,019)      (9,742)    (9,308)
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM FINANCING ACTIVITIES                         $ 20,799   $ 22,839     $ (7,555)  $(21,000)    $  4,412   $(12,074)
                                                               --------   --------     --------   --------     --------   --------
    NET INCREASE (DECREASE) IN CASH AND
      TEMPORARY CASH INVESTMENTS                               $ (2,110)  $    377     $  3,396   $    174     $    875   $    797
                                                               --------   --------     --------   --------     --------   --------
CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of Period                                          $  5,770   $  2,408     $    264   $  2,611     $  2,785   $  1,988
                                                               --------   --------     --------   --------     --------   --------
  End of Period                                                $  3,660   $  2,785     $  3,660   $  2,785     $  3,660   $  2,785
                                                               ========   ========     ========   ========     ========   ========
RECONCILIATION OF NET INCOME TO NET
 CASH FROM OPERATING ACTIVITIES
  Net income available for common stock                        $ (2,853)  $ (2,688)    $  5,978   $  5,064     $ 12,245   $  8,880
  Adjustments to reconcile net income to net cash
   from operating activities:
    Depreciation                                                  2,833      3,004        8,493      8,965       11,563     11,799
    Deferred taxes and investment tax credits                     1,662        255        1,772        245        1,831       (743)
    Equity (income) loss, net of distributions                    1,414        593        3,241      1,397        2,834      1,701
    Receivables                                                   2,540      6,053       13,884     14,860      (10,489)     4,088
    Accrued revenue                                             (11,263)      (150)      10,035     19,669      (15,189)     3,204
    Materials and supplies and gas in underground storage       (17,560)   (12,492)     (14,106)     3,947       (5,233)    11,686
    Gas charges, recoverable from customers                      (5,096)    (6,089)      (8,642)    (1,543)      (4,750)     1,804
    Other current assets                                         (3,494)    (1,712)        (208)     4,558        1,423      2,631
    Accounts payable                                             12,055     (4,056)       3,236    (19,182)      27,391     (9,146)
    Customer advances and amounts payable to customers            4,401      1,789         (760)    (3,208)         810     (1,988)
    Accrued taxes                                                (3,013)      (870)       1,512        562          928       (210)
    Other, net                                                    2,116      1,121        3,301      3,056       (1,425)     5,639
                                                               --------   --------     --------   --------     --------   --------
      NET CASH FROM OPERATING ACTIVITIES                       $(16,258)  $(15,242)    $ 27,736   $ 38,390     $ 21,939   $ 39,345
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


(2)  CAPITALIZATION

Common Stock Equity
-------------------

     On October 10, 1996, the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.20 per share payable on November 15 to shareholders of record on November 5.

     In August 1996, the Company paid a quarterly cash dividend of $.20 per share to its common shareholders. Of the total cash dividend of $2,476,000, $1,004,000 was reinvested by shareholders into common stock through participation in the Dividend Reinvestment and Common Stock Purchase Plan
(DRIP). This portion of the quarterly dividend and shareholders' optional cash payments of $317,000, resulted in 78,801 shares issued to existing shareholders during the quarter pursuant to the DRIP.

     The Company purchases shares of its own common stock in the open market for reissuance pursuant to the DRIP. In the third quarter of 1996, the Company purchased 39,848 shares for $698,000.

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

     The Company, SEMCO Arkansas Pipeline Company and SEMCO have guaranteed 40% of the principal and interest payments on approximately $83,288,000 of debt used to finance the pipeline. Of the total debt, $54,338,000 is outstanding pursuant to a long-term arrangement requiring annual principal payments of approximately $3,150,000 together with interest on the unpaid balance. This arrangement matures in 2009 and has a fixed interest rate of 9.7375%. The remaining debt is pursuant to a $30,000,000 multibank revolving line of credit which currently matures April 26, 1998. Under the terms of the credit agreement, NOARK may request, on an annual basis, a one year extension of the then-effective termination date. At September 30, 1996, NOARK had $28,950,000 outstanding under the agreement with interest payments at a variable interest rate.

     NOARK has been operating below capacity and generating losses since it was placed in service. Operating cash flows have been insufficient to meet principal and interest payments on the debt. The Company contributed $906,000 to NOARK in October 1994, $760,000 in January 1995, $800,000 in April 1995, $880,000 in July 1995 and $872,000 in October 1995, in connection with its guarantee. The Company did not make any contributions to NOARK in the first, second or third quarters of 1996 primarily due to the $6 million cash settlement NOARK received from Vesta in December 1995, but contributed $844,000 in October 1996.

     During the past several months, the NOARK partners have actively investigated several options that might be available to improve the operating performance of NOARK. During the same period, management of the Company has intensified its efforts to evaluate the recoverability of its investment in

NOARK. Such efforts have included a detailed analysis of whether the operating results of NOARK can be improved within an acceptable time frame. Such efforts also have included preliminary discussions regarding the possible sale of SEMCO's interest in the NOARK pipeline system. At this time the outcome of these efforts remains unclear, and management believes that it must continue to evaluate all viable options related to its interest in NOARK. As part of its evaluation, management will continue to consider whether it is appropriate to record a valuation reserve due to the recurring losses generated by NOARK since it was placed in service or to reflect a possible sale of SEMCO's interest in NOARK at less than book value. Should a reserve be recorded, it could have a material impact on the Company's current earnings. Management believes a valuation reserve would not impact the Company's ability to pay its cash and stock dividends. Pending resolution of the matters described above and a final decision by the Company's board of directors, no write-down provision has yet been made in the accompanying financial statements. Management intends to complete its review of the options available to the Company in the near future such that a recommendation can be submitted to the board of directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     Net loss for the quarter ended September 30, 1996 was $2,853,000, or $.23 per share, compared to a net loss of $2,688,000, or $.22 per share, for the quarter ended September 30, 1995.

     Net income was $5,978,000, or $.48 per share, and $5,064,000, or $.41 per share, for the nine months ended September 30, 1996 and September 30, 1995, respectively.

     For the twelve months ended September 30, 1996 and 1995, net income was $12,245,000, or $.99 per share, and $8,880,000, or $.72 per share, respectively.

     A net loss for the third quarter is normal because the Company's primary business of natural gas distribution is dependent upon the winter heating months for the majority of its annual operating revenues.

     See Note 3 in the Notes to the Consolidated Financial Statements for a discussion of commitments and contingencies.

     A comparison of quarterly, year-to-date and twelve-month-to-date revenues, margins and system throughput follows on the next page.

                                                  Three Months Ended      Nine Months Ended      Twelve Months Ended
                                                     September 30,          September 30,           September 30,
                                                   -----------------     -------------------     -------------------
                                                   1 9 9 6   1 9 9 5      1 9 9 6    1 9 9 5      1 9 9 6    1 9 9 5
                                                   -------   -------     --------   --------     --------   --------
                                                                      (in thousands of dollars)
Operating Revenue
  Gas Sales
    Residential                                    $14,545   $14,584     $ 94,349   $ 78,972     $130,619   $109,841
    Commercial                                       6,707     6,694       44,741     37,583       61,921     53,196
    Industrial                                       2,404     2,340       11,153      9,870       15,302     13,805
                                                   -------   -------     --------   --------     --------   --------
                                                   $23,656   $23,618     $150,243   $126,425     $207,842   $176,842
  Cost of Gas Sold                                  15,114    15,326      102,479     83,256      139,842    117,339
                                                   -------   -------     --------   --------     --------   --------
    Gross Margin                                   $ 8,542   $ 8,292     $ 47,764   $ 43,169     $ 68,000   $ 59,503
                                                   =======   =======     ========   ========     ========   ========
  Gas Marketing                                    $63,852   $23,200     $187,191   $ 93,902     $226,685   $140,052
  Cost of Gas Marketed                              62,707    22,390      183,676     91,263      222,500    136,194
                                                   -------   -------     --------   --------     --------   --------
    Gross Margin                                   $ 1,145   $   810     $  3,515   $  2,639     $  4,185   $  3,858
                                                   =======   =======     ========   ========     ========   ========
  Transportation                                   $ 2,471   $ 2,540     $  8,810   $  8,998     $ 12,260   $ 12,266
                                                   =======   =======     ========   ========     ========   ========
  Other                                            $ 1,103   $ 1,249     $  3,356   $  4,328     $  4,698   $  5,729
                                                   =======   =======     ========   ========     ========   ========
                                                                     (in millions of cubic feet)
  Gas Volumes
    Gas Sales
      Residential                                    1,744     1,684       18,093     16,015       26,754     22,586
      Commercial                                       978       922        9,320      8,331       13,727     11,985
      Industrial                                       394       378        2,484      2,279        3,578      3,270
                                                   -------   -------     --------   --------     --------   --------
                                                     3,116     2,984       29,897     26,625       44,059     37,841
                                                   =======   =======     ========   ========     ========   ========
    Gas Marketing                                   31,706    16,500       83,201     61,553      104,152     87,237
                                                   =======   =======     ========   ========     ========   ========
    Gas Transported                                  4,120     4,952       14,741     17,896       20,694     24,191
                                                   =======   =======     ========   ========     ========   ========

    Degree Days - Actual                               166       230        4,695      4,529        7,324      6,604
                - Percent of Normal                     70%      106%         106%       103%         107%        97%
    Gas Sales Customers - Average                  227,680   221,491      227,583    221,531      226,898    220,740


QUARTER RESULTS

     Gross margin on gas sales increased by $250,000 (3%) as gas volumes sold for the three month period ended September 30, 1996 increased 4% from the same period in 1995. Volumes increased primarily due to the addition of over 6,100 gas sales customers.

     Gas marketing revenue increased by $40,652,000 (175%) as volumes increased by 15,206,000 thousand cubic feet (Mcf) (92%). Gas marketing volumes increased significantly due to new business generated by the Northeast and Midwest marketing units of SEMCO Energy Services, Inc. (SEMCO). SEMCO is a wholly-owned subsidiary of the Company.

     A significant share of the increased marketing volumes in the third quarter of 1996 are wholesale sales to gas utilities and other gas marketers as opposed to retail sales to end-users. Wholesale marketing margins generally contribute less than half the margin of retail sales. These large increases in revenues and volumes increased gas marketing margin by $335,000 (41%).

     The Northeast marketing unit of SEMCO was established in New York in October 1995 and covers a number of northeastern states. The Midwest unit was expanded from offices in Battle Creek, Michigan (west Michigan markets) and Port Huron, Michigan (midwest and Ontario markets) by adding a Chicago office (Chicago and Wisconsin markets) in November 1995.

     SEMCO recently announced the opening of two additional marketing offices in Charleston, West Virginia and Louisville, Kentucky that serve markets in Maryland, Virginia and Washington, D.C. These mid-Atlantic offices further SEMCO's development of sales channels that deliver a full complement of wholesale and retail-oriented products and services.

     Gas marketing volumes and margins are subject to significant competitive factors. In addition to fluctuations caused by the price of alternative fuels and seasonal patterns, competition within the natural gas marketing industry continues to increase.

     Other income (loss), net, reflects the after-tax loss from the Company's investment in the NOARK Pipeline System (NOARK) of $442,000 for the three months ended September 30, 1996. This compares to a loss from NOARK of $421,000 for the same period in 1995.


YEAR-TO-DATE RESULTS

     Colder weather in 1996, and the addition of over 6,000 gas sales customers, resulted in increased gas sales margin of $4,595,000 (11%) on an increase of 12% in gas volumes sold. Temperatures during the first nine months of 1996 were 6% colder than normal, while temperatures in the first nine months of 1995 were 3% colder than normal. Also contributing to the increase was the impact of the December 1995 Battle Creek Gas Company (Battle Creek) rate increase.

     Gas marketing revenue increased $93,289,000 (99%) for the first nine months of 1996 over the same period in 1995, as volumes increased by 21,648,000 Mcf (35%). Gas marketing margin also increased by $876,000 (33%) during these periods--only slightly less than the percentage increase in volumes. The increased volumes were due to new marketing business generated by SEMCO's marketing offices. While a significant portion of this increased volume is lower-margin wholesale volumes, average per-unit margins did not decline significantly between the periods because of high-margin sales generated in the first quarter of 1996.

     Partially offsetting the improved sales and marketing margins between these periods was an increase in operations and maintenance expense of $3,162,000 (12%). These higher expenses were primarily due to costs associated with SEMCO's new marketing units, slightly higher employee compensation and benefits expenses, severance costs incurred in 1996 and the effect of the sale and leaseback of the Company's vehicle fleet in December 1995. The Company recorded depreciation expense for its fleet in 1995, and operations expense for the leased fleet in 1996. In addition, Battle Creek was authorized to recover its retiree medical costs effective with the December 1995 rate increase. Consequently, these costs are being included in operations expense in 1996.

     The $472,000 decrease in depreciation expense from the nine months ended September 30, 1995 to the same period in 1996 highlights the impact of the change in classification of vehicle expenses partially offset by increased depreciation from capital additions.

     Other income (loss), net, includes after-tax losses from NOARK of $1,248,000 and $1,244,000 for the nine months ended September 30, 1996 and 1995, respectively.


TWELVE-MONTH RESULTS

     Gas sales margin increased $8,497,000 (14%) for the twelve month period ended September 30, 1996, compared to the same period a year earlier. Eleven percent colder weather and the addition of over 6,100 gas sales customers contributed to the increase.

     Gas marketing revenues and volumes increased $86,633,000 (62%) and 16,915,000 Mcf (19%), respectively, from the prior period, generating a $327,000 (8%) increase in marketing margin. The twelve-month comparison of marketing activities highlights the increased volumes from SEMCO's establishment of new marketing offices in late-1995 and the impact of increased lower-margin wholesale volumes on per-unit margins.

     Operations and maintenance expense increased by $2,936,000 (8%) in the current period compared to the same period a year ago. Contributing to the increase between periods was the change in classification of vehicle expenses, the expensing of Battle Creek retiree medical costs and higher severance and marketing expenses.

     Other income (loss), net, improved from a loss of $679,000 for the twelve months ended September 30, 1995 to a loss of $100,000 in the same period ending September 30, 1996. The twelve-month results for 1996 include a non-recurring gain of $1,251,000, net of tax, on the settlement of a lawsuit involving NOARK. Excluding this gain, the loss from NOARK, net of tax, was $1,843,000 for the twelve-month period ended September 30, 1996 compared to $1,670,000 for the same period ended September 30, 1995.

Other Third Quarter Notes
-------------------------

     Transportation volumes decreased in each of the three, nine, and twelve-month periods ending September 30, 1996, compared to respective periods a year earlier. The decrease was primarily due to decreased volumes from gas transportation customers who have alternative fuel sources--primarily coal. During 1996, "coal-displacement" transportation volumes were significantly lower than the prior year. Transportation revenues declined only slightly, despite the larger volume declines, because coal-displacement volumes generally contribute a lower margin per unit.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash from operating activities for the three, nine and twelve month periods ended September 30, 1996, as compared to the same periods last year, decreased $1,016,000, $10,654,000 and $17,406,000, respectively. The changes in operating cash flows between the periods is primarily due to the timing of cash receipts and cash payments and its effect on working capital.

     The Company anticipates spending approximately $5,314,000 for capital items during the remainder of 1996. These estimated amounts will primarily relate to customer additions and system replacement in the gas distribution operations.

     See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of contributions to the NOARK Pipeline System pursuant to the Company's guarantees of the pipeline's debt.


FUTURE FINANCING SOURCES

     The remainder of the Company's operating cash flow needs, as well as dividend payments and capital expenditures for the balance of 1996, is expected to be generated primarily through operating activities and short-term borrowings. At September 30, 1996, the Company had $38,200,000 in unused lines of credit.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.


Item 2.   Changes in Securities.

          Retained earnings were available for payment of dividends on preferred and common stock at September 30, 1996, as follows:

          Total Retained Earnings - $15,915,000

          Amount Available for Payment of Dividends - $15,915,000


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

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the third quarter of 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                                               (Registrant)



Dated:  November 14, 1996
                                 By:  Robert F. Caldwell
                                      Executive Vice President and Principal
                                      Accounting and Financial Officer

                                 EXHIBIT INDEX
                                   Form 10-Q
                              Third Quarter 1996
                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
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

Key to Exhibits Incorporated by Reference
     (a) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (b) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (c) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (d) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (f) Filed with Enterprises' Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (g) Filed with Enterprises' Form 10-K for 1994, dated March 28, 1995, File No. 0-8503.
     (h) Filed with Enterprises' Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (i) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1996, File No. O-8503.
     (j) Filed with Enterprises' Form 10-Q/A for the quarter ended March 31, 1996, File No. O-8503.
                                     -18-