Form 10-K405
period 1996-12-31
SOUTHEASTERN MICHIGAN GAS ENTERPRISES INC
filed 1997-03-31
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1996

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ____________ to ____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock (Common Stock, $1 Par Value) held by non-affiliates is computed at $235,043,000 based on 11,396,000 shares held by non--affiliates as of February 28, 1997 at the average of the bid and ask prices on the closest trading date for such stock of $20.25 and $21.00, respectively, as quoted on the National Association of Securities Dealers Automated Quotation National Market System (NASDAQ/NMS) (which prices may not represent actual transactions).

     Number of shares outstanding of each of the Registrant's classes of Common Stock, as of February 28, 1997: 12,411,000 shares of Common Stock, $1 Par Value.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 15, 1997 Annual Meeting of Shareholders are incorporated by reference herein in response to Part III.

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

ITEM 3.        LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . .   8

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . .   8


PART II

ITEM 5.        MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
               COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . . . . .   9

ITEM 6.        SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . .  10

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . .  11

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . .  19

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . .  39


PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . .  40

ITEM 11.       EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .  40

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .  40

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .  40


PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . .  41

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44

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

MMcf . . . . . . . . . . A measure of natural gas volumes equivalent to one million cubic feet

MPSC . . . . . . . . . . Michigan Public Service Commission

NGV  . . . . . . . . . . Natural gas vehicle

Normal Degree Days . . . An average of degree days over the last 10 years

NASDAQ . . . . . . . . . National Association of Securities Dealers Automated
                         Quotations system

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

     Southeastern Michigan Gas Company (Southeastern), Battle Creek Gas Company
(Battle Creek) and Michigan Gas Company (Michigan Gas) (collectively, the utility subsidiaries) purchase, distribute and transport natural gas to 234,000 customers in twenty-four counties in the lower and upper peninsulas of
Michigan.  These operations have historically generated over 90% of consolidated income.  Set forth in the table below is sales and transportation information for the past three years:
                                       1996            1995            1994
                                  --------------  --------------  --------------
                                              (Dollars in thousands)
Gas sales revenue:
  Residential..................   $138,644   63%  $115,242   62%  $121,066   62%
  Commercial...................     65,509   30     54,763   30     59,413   30
  Industrial...................     15,218    7     14,019    8     15,481    8
                                  --------  ---   --------  ---   --------  ---
    Total gas sales revenue....   $219,371  100%  $184,024  100%  $195,960  100%
                                  ========  ===   ========  ===   ========  ===
Gas transportation revenue.....   $ 12,358        $ 12,448        $ 11,999
                                  ========        ========        ========

Throughput volumes (MMcf):
Gas sales volumes:
  Residential..................     26,703   61%    24,676   61%    23,437   59%
  Commercial...................     13,670   31     12,738   31     12,469   32
  Industrial...................      3,385    8      3,373    8      3,464    9
                                    ------  ---     ------  ---     ------  ---
    Total gas sales volumes....     43,758  100%    40,787  100%    39,370  100%
                                    ======  ===     ======  ===     ======  ===
Gas transportation volumes.....     20,532          23,849          21,293
                                    ======          ======          ======

     Residential and commercial gas sales customers use natural gas primarily for space heating purposes. Consequently, weather has a significant impact on sales to these customers. For the same reason, the Company's operations are seasonal, with most gas sales revenue being earned in the first and fourth quarters.

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

     Other utility operations include home appliance service and repair options and the sale of NGV equipment.

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


     SEMCO Energy Services, Inc. (SEMCO) is a diversified company with operations and investments in many segments of the natural gas industry. SEMCO's principal operating activity is natural gas marketing. SEMCO markets gas to approximately 245 customers located in several states. Its customers include industrial, commercial and municipal natural gas users, natural gas distribution companies and other marketers.

     SEMCO purchases and markets natural gas to customers on a month-to-month basis and under long-term agreements. SEMCO also arranges for transportation of gas supplies to the customers' premises and offers storage capacity, contract administration and a variety of risk management services.

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

     Set forth below are SEMCO's gas marketing revenues, cost of gas marketed, volumes, and earnings (loss) from equity investments for the past three years:
                                             1996       1995       1994
                                             ----       ----       ----
                                                (Dollars in thousands)
     Natural gas marketing operations:
       Gas marketing revenues............  $311,384   $133,396   $158,284
       Cost of gas marketed..............   305,395    130,087    153,973
                                           --------   --------   --------
         Gross margin....................  $  5,989   $  3,309   $  4,311
                                           ========   ========   ========

       Gas volumes marketed (MMcf).......   129,429     82,504     78,082
     Earnings (loss) from equity
       investments.......................  $ (1,775)  $    175   $   (437)

     See "Management's Discussion and Analysis" for a discussion relating to competitive pressures in the gas marketing industry.


     Gas Supply. The utility subsidiaries are served by four major interstate pipelines: Panhandle Eastern Pipe Line Company, Northern Natural Gas Company, Great Lakes Gas Transmission Company and ANR Pipeline Company.

     During 1996, the utility subsidiaries purchased 60% of their natural gas volumes from term suppliers and 40% from the spot market. Nearly 20% of the firm supply volumes were purchased under fixed-price contracts, while the other 80% were purchased under contracts indexed to the spot market. Less than 1% of 1996 gas purchases were from interstate pipelines and intrastate suppliers.

     Natural gas purchases are transported to the utility subsidiaries' systems under various firm and interruptible transportation arrangements with interstate and intrastate transmission companies.

     The utility subsidiaries utilize on-system and leased storage capacity of approximately 35% of annual gas sales volumes to reduce their reliance on the interstate pipelines for peak day needs and allow for the purchase of natural gas at lower prices.

     The utility subsidiaries own underground storage facilities with a working capacity of 4.5 Bcf. In addition, they lease 6.9 Bcf of storage from Eaton Rapids Gas Storage System and 4.3 Bcf from non-affiliates. SEMCO Gas Storage Company (an affiliated company) is a 50% owner of Eaton Rapids Gas Storage System.

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

     Rates and Regulation. Management continually reviews the adequacy of the utility subsidiaries' rates. It is management's intention to file requests for rate increases whenever it is deemed necessary and appropriate. Southeastern and Michigan Gas filed a combined rate case in December 1996 seeking $5,500,000 of rate relief. See "Management's Discussion and Analysis" and Note 2 of "Notes to the Consolidated Financial Statements" for further discussion.
Battle Creek placed new rates into effect in December 1995.


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


SOUTHEASTERN MICHIGAN GAS COMPANY

     Southeastern owns gas supply systems which, on December 31, 1996, included approximately 112 miles of transmission pipelines and 2,092 miles of distribution pipelines. The pipelines are located in southeastern Michigan (centered in and around the City of Port Huron) and south-central Michigan (centered in and around the City of Albion).

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

     Southeastern's underground storage system consists of six salt caverns and a depleted gas field, located in St. Clair County, Michigan, together with measuring, compressor and transmission facilities. The aggregate working capacity of the system is approximately 3.4 Bcf.

     Southeastern also owns meters and service lines, gas regulating and metering stations, garages, warehouses and other buildings necessary and useful in conducting its business. Southeastern leases its computer and transportation equipment.


BATTLE CREEK GAS COMPANY

     Battle Creek owns gas supply systems which, on December 31, 1996, included approximately 27 miles of transmission pipelines and 693 miles of distribution pipelines. The pipelines are located in southwestern Michigan (centered in and around the City of Battle Creek, Michigan).

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

     Battle Creek owns and operates underground gas storage facilities in two depleted salt caverns and two depleted gas fields. The aggregate working capacity of the storage system is approximately 1.6 Bcf.

     Battle Creek also owns meters and service lines, gas regulating and metering stations, garages, warehouses and other buildings necessary and useful in conducting its business. Battle Creek leases its computer and transportation equipment.


MICHIGAN GAS COMPANY

     Michigan Gas owns gas supply systems located in the southwest portion of Michigan's lower peninsula and the central and western areas of Michigan's upper peninsula. The systems include 2,177 miles of distribution pipeline, meters, service lines, gas regulating and metering stations, garages, warehouses, and other buildings necessary and useful in conducting its business. Michigan Gas leases its computer equipment, transportation equipment, and certain buildings.

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

     Set forth in the following table are the equity investments of SEMCO and its affiliates, the total non-current asset balance of each entity, and SEMCO's ownership percentage and equity investment at December 31, 1996:
                                            Total        SEMCO's       SEMCO's
                                         Non-current     Percent       Equity
                                            Assets      Ownership    Investment
                                         -----------    ---------    ----------
                                                 (Dollars in thousands)
  NOARK Pipeline System.................   $ 95,861        32%         $  -0-
  NOARK Gas Services, L.P...............         91        40             (44)
  Eaton Rapids Gas Storage System.......     27,537        50           4,219
  Nimrod Limited Partnership............      1,399        29             342
  Michigan Intrastate Pipeline System...      5,656        50             313
  Michigan Intrastate Lateral System....        667        50             290
                                           --------                    ------
                                           $131,211                    $5,120
                                           ========                    ======

     SEMCO Arkansas Pipeline Company (a wholly-owned subsidiary of SEMCO) is a 32% general partner in the NOARK Pipeline System. The partnership operates a 302-mile pipeline crossing northern Arkansas which completed its first year of service in 1993. The pipeline provides area producers access to interstate and intrastate pipelines. In December 1996, SEMCO recorded a $21,000,000 after-tax write-down on its investment in NOARK. See Note 8 of the "Notes to the Consolidated Financial Statements" for further discussion of the write-down and commitments made relating to this project.

     SEMCO Gas Storage Company (a wholly-owned subsidiary of SEMCO) owns a 50% equity interest in the Eaton Rapids Gas Storage System. This system, located near Eaton Rapids, Michigan, became operational in March 1990 and consists of approximately 12.8 Bcf of underground storage capacity. Of the total, 6.9 Bcf is leased by the Company's subsidiaries.

     SEMCO Pipeline also owns 50% of the Michigan Intrastate Pipeline System and the Michigan Intrastate Lateral System partnerships. The sole purpose of these partnerships is to hold a 10% ownership of the Saginaw Bay Pipeline Project, a 126-mile pipeline from Michigan's Saginaw Bay area to processing plants in Kalkaska, Michigan.

     The following table sets forth the operations wholly or partially owned by
SEMCO and its affiliates, the total net property of the project, and SEMCO's ownership percentage and net property at December 31, 1996:
                                             Total      SEMCO's       SEMCO's
                                              Net       Percent         Net
                                            Property   Ownership     Property
                                            --------   ---------     --------
                                                 (Dollars in thousands)
  Litchfield Lateral......................  $11,055        33%        $ 3,648
  Greenwood Pipeline......................    6,629       100           6,629
  Iosco-Reno System.......................    3,310        40           1,324
  Eaton Rapids Pipeline...................    1,126       100           1,126
                                            -------                   -------
                                            $22,120                   $12,727
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



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None.

                                    PART II



ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK DATA

     The common stock of the Company is traded on The Nasdaq Stock Market under the symbol "SMGS."  The table below shows high and low closing bid prices of the Company's common stock in the over-the-counter market as reported by First of Michigan Corporation, a market maker in the Company's stock, adjusted to reflect the 5% stock dividends in May 1996 and 1995.  These quotations reflect dealer prices, without brokerage commission, and may not necessarily represent actual transactions.
                                    Quarters
                    ------------------------------------------
                      1st         2nd         3rd        4th
                    -------     -------     -------     ------
     1996
       High         17 5/8      17 1/2      17 3/4      18 3/4
       Low          15 1/4      15          15 3/4      17 1/4
     1995
       High         17 7/8      18 9/16     18 5/16     17 1/8
       Low          16 5/16     17 5/8      16 7/8      15 1/2

     See the cover page for a recent stock price and the number of shares outstanding.

     See "Selected Financial Data" below for the number of shareholders at year end for the past five years.



DIVIDENDS

     See Notes 4 and 10 of "Notes to the Consolidated Financial Statements" and "Selected Financial Data."

ITEM 6.   SELECTED FINANCIAL DATA
Years Ended December 31,                 1996            1995       1994            1993            1992
                                       --------        --------   --------        --------        --------
                                             (thousands of dollars, except per share amounts)
Income Statement Data
 Operating Revenue.................... $547,630        $335,538   $372,430        $288,963        $251,526
                                       --------        --------   --------        --------        --------
 Operating Expenses
  Cost of gas sold.................... $151,135        $120,619   $135,669        $139,051        $121,643
  Cost of gas marketed................  305,395         130,087    153,973          67,474          52,347
  Operations and maintenance..........   40,669          36,217     35,558          34,496          33,590
  Depreciation........................   11,317          12,035     11,549          12,468          12,344
  Income taxes........................    6,371           6,188      5,204           5,598           3,899
  Taxes other than income taxes.......    8,648           7,966      8,186           8,446           7,729
                                       --------        --------   --------        --------        --------
                                       $523,535        $313,112   $350,139        $267,533        $231,552
                                       --------        --------   --------        --------        --------
 Operating income..................... $ 24,095        $ 22,426   $ 22,291        $ 21,430        $ 19,974
 Other income (expense), net..........  (21,813)<F6>       (179)    (1,328)<F4>       (136)<F4>       (339)<F4>
                                       --------        --------   --------        --------        --------
 Income before interest............... $  2,282        $ 22,247   $ 20,963        $ 21,294        $ 19,635
 Interest.............................   11,053          10,721     10,775          11,534          11,126
 Dividends on preferred stock
  of subsidiary and
  convertible preferred...............      194             195        196             197             199
                                       --------        --------   --------        --------        --------
 Net income (loss).................... $ (8,965)<F6>   $ 11,331   $  9,992 <F4>   $  9,563 <F4>   $  8,310 <F4>
 Common dividends.....................    9,670           9,230      8,656           7,419           6,875
                                       --------        --------   --------        --------        --------
 Earnings (deficit) reinvested
  in the business..................... $(18,635)       $  2,101   $  1,336        $  2,144        $  1,435
                                       ========        ========   ========        ========        ========
Common Stock Data
 Average shares outstanding(000)<F1>..   12,397          12,423     12,190          11,025          10,734
 Earnings (loss) per share<F1>........ $   (.72)<F6>   $    .91   $    .82 <F4>   $    .87 <F4>   $    .77 <F4>
 Dividends paid per share<F1>......... $    .78        $    .74   $    .71        $    .67        $    .64
 Dividend payout ratio................   (107.9%)          81.5%      86.6%           77.6%           82.7%
 Book value per share<F1><F2>......... $   7.29        $   8.81   $   8.66        $   7.65        $   7.11
 Market value per share<F1><F2><F3>... $  18.50        $  17.14   $  16.32        $  19.00        $  15.64
 Number of common shareholders........    8,509           8,334      8,149           7,261           6,892

Balance Sheet Data<F2>
 Total assets......................... $478,279        $378,523   $368,498        $348,813        $319,548
                                       ========        ========   ========        ========        ========
 Capitalization
  Long-term debt<F5>.................. $108,112        $107,325   $104,910        $117,022        $102,728
  Preferred stock.....................    3,269           3,272      3,288           3,290           3,320
  Common equity.......................   90,382         109,511    107,379          85,657          77,353
                                       --------        --------   --------        --------        --------
                                       $201,763        $220,108   $215,577        $205,969        $183,401
                                       ========        ========   ========        ========        ========
Financial Ratios
 Capitalization
  Long-term debt<F5>..................     53.6%           48.8%      48.7%           56.8%           56.0%
  Preferred stock.....................      1.6%            1.5%       1.5%            1.6%            1.8%
  Common equity.......................     44.8%           49.7%      49.8%           41.6%           42.2%
                                       --------        --------   --------        --------        --------
                                          100.0%          100.0%     100.0%          100.0%          100.0%
                                       ========        ========   ========        ========        ========
Return on average common equity.......     (8.2%)<F7>      10.4%       9.5%           11.6%           11.1%
                                       ========        ========   ========        ========        ========

<F1>
Adjusted to give effect to 5 percent stock dividends in May each year, 1992 through 1996.
<F2>
Year end.
<F3>
Based on NASDAQ closing bid price.
<F4>
Includes $1,286 (net of tax) or $.11 per share, $177 (net of tax) or $.02 per share and $901 (net of tax)
or $.08 per share in 1994, 1993 and 1992, respectively, attributable to an extraordinary item-loss on early extinguishment of debt.
<F5>
Includes current maturities.
<F6>
Includes write-down of NOARK investment--$21,000 (net of tax) or $1.69 per share.
<F7>
Excluding the write-down of the NOARK investment, return on average common equity was 10.9%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Net Income. For the year ended December 31, 1996, the Company recorded a net loss of $8,965,000, or $.72 per share, which includes a $21,000,000 non-cash after-tax write-down of the Company's investment in the NOARK Pipeline System (NOARK). Excluding the NOARK write-down, the Company's net income was $12,035,000, or $.97 per share, which compares to net income of $11,331,000, or $.91 per share, in 1995.
     In 1996, customer additions contributed to an 8% increase in natural gas sales margin from the Company's natural gas distribution operations. In addition, margins from SEMCO's marketing operation increased by 81% on marketing revenues that more than doubled.
     The Company's 1995 net income was comparable to 1994. In 1994, net income before extraordinary item was $11,278,000, or $.93 per share. The Company recognized an extraordinary charge of $1,286,000, or $.11 per share, for the early extinguishment of debt in 1994.

Operating Revenues and Gross Margin

Natural Gas Distribution.  The Company's natural gas distribution business involves the operations of Southeastern, Battle Creek and Michigan Gas.  These
companies generate revenue mainly through the sale and transportation of natural gas.  The following table compares sales and transportation information for the last three years:
                                             1996         1995         1994
                                           --------     --------     --------
                                                (in thousands of dollars)
Revenues
Gas sales revenues:
  Residential                              $138,644     $115,242     $121,066
  Commercial                                 65,509       54,763       59,413
  Industrial                                 15,218       14,019       15,481
                                           --------     --------     --------
Total gas sales revenue                    $219,371     $184,024     $195,960
Cost of gas sold                            151,135      120,619      135,669
                                           --------     --------     --------
Gross margin                               $ 68,236     $ 63,405     $ 60,291
Gas transportation revenue                   12,358       12,448       11,999
                                           --------     --------     --------
Total sales margin and
  transportation revenue                   $ 80,594     $ 75,853     $ 72,290
                                           ========     ========     ========














                                     -11-

                                              1996         1995         1994
                                             ------       ------       ------
                                                         (in MMcf)
Throughput volumes
Gas sales volumes:
  Residential                                26,703       24,676       23,437
  Commercial                                 13,670       12,738       12,469
  Industrial                                  3,385        3,373        3,464
                                             ------       ------       ------
Total gas sales volumes                      43,758       40,787       39,370
Gas transportation volumes                   20,532       23,849       21,293
                                             ------       ------       ------
Total throughput                             64,290       64,636       60,663
                                             ======       ======       ======
Degree days:
  Actual                                      7,099        7,158        6,861
  Percent of normal                           104.5%       105.3%       102.4%

Average number of gas sales customers       228,802      222,303      216,082

     Gross margin on gas sales increased $4,831,000 (8%) in 1996 as gas sales volumes sold increased by 7% over 1995. The addition of an average 6,499 gas sales customers (2.9%) in 1996 was the primary reason for the increase in margin and volumes. In addition, approximately $1,300,000 of the increased margin was due to the impact of a Battle Creek rate increase in December 1995. Since retiree medical benefits are now included in Battle Creek's rates, however, the entire retiree medical cost determined under the accrual method was expensed in 1996, resulting in a $490,000 increase in 1996 operations expense. Overall, the effect of the rate increase was to increase 1996 net income by approximately $500,000.
     In 1995 compared to 1994, natural gas sales volumes and gross margin from gas sales increased 1,417 MMcf (3.6%) and $3,114,000 (5%). The addition of an average of 6,221 new gas sales customers (2.9%) in 1995 accounted for over half the increase in margin. Also contributing to the increase was the impact of 4.3% colder temperatures on the weather-sensitive residential and commercial customers.
     Transportation volumes decreased by 3,317 MMcf (14%) in 1996, compared to 1995, while transportation revenue declined by $90,000 (.7%). The decrease in volumes was primarily due to less transportation for customers who have alternative fuel sources -- primarily coal. During 1996, "coal-displacement" transportation volumes were significantly lower than the prior year. Transportation revenues declined only slightly, despite the larger volume declines, because coal-displacement volumes generally contribute a lower revenue per unit.
     Transportation volumes and revenue increased by 2,556 MMcf (12%) and $449,000 (3.7%) in 1995 compared to 1994. Revenues increased by only 3.7%, despite the 12.0% increase in volumes, because most of the increased volumes were attributable to coal-displacement customers.

Natural Gas Marketing. In 1996, natural gas marketing revenues and volumes increased $177,988,000 (133%) and 46,925 MMcf (57%), respectively, from the prior year, generating a $2,680,000 (81%) increase in marketing margin, before incentive compensation. Volumes increased significantly due to new business generated by the Northeast and Midwest marketing units of SEMCO.
     The Northeast marketing unit was established in New York in October 1995 and covers a number of northeastern states. The Midwest unit was expanded from offices in Michigan by adding a Chicago office in November 1995. SEMCO expanded its Chicago presence in July 1996.

     SEMCO recently announced the opening of two additional marketing offices in West Virginia and Kentucky to serve markets in Maryland, Virginia and Washington, D.C. These mid-Atlantic offices further SEMCO's development of sales channels that deliver a full complement of wholesale and retail-oriented products and services.
     Overall gas marketing volumes and margins are subject to significant competitive factors which generally place downward pressure on margins. The per-unit margin on SEMCO's marketing contracts, however, also varies depending on the price and availability of alternative fuels, seasonal patterns and the type of customer. For example, margins on wholesale marketing contracts to gas utilities and other gas marketers generally contribute less than half the margin of retail marketing sales.
     SEMCO's higher per-unit margin in 1996, compared to 1995, was primarily due to higher-margin retail sales in the first and fourth quarters of 1996--most of which is attributed to higher seasonal demand.
     Gas marketing margins declined $1,002,000 (23%) in 1995, when compared to 1994, even as marketing volumes increased by 4,422 MMcf (6%). The decrease in per-unit margins between the years highlights the increased competition which resulted from the marketing industry's adaptation to deregulation of the interstate pipelines under FERC Order 636. With interstate pipelines no longer able to sell "bundled" natural gas sales services with gathering, transportation and storage services, the demand for natural gas marketing services increased.
     The Company expects competition in the gas marketing industry will continue to generate pressure on per-unit margins. The marketing operation's primary focus is on growing revenues through the new marketing offices and by expanding its product and service offerings to create value-adding opportunities for its customers.

Other Operating Revenues. Other operating revenues consist principally of the revenues generated by natural gas transmission and gathering activities and miscellaneous utility operations. Also included in other operating revenues are revenues generated by oil and gas exploration and production, equipment leasing and real estate development.
     Other operating revenues totaled $4,517,000, $5,670,000 and $6,187,000 in 1996, 1995 and 1994, respectively. The decrease in other operating revenues reflects the Company's declining involvement in equipment leasing, real estate development and oil and gas activities.

Operations and Maintenance. Operations and maintenance expense increased $4,452,000 (12%) in 1996 compared to 1995 due primarily to an increase in incentive compensation paid for higher marketing margins and the costs associated with opening several marketing offices ($2,400,000), a change in the classification of the Company's vehicle fleet from depreciation to operations expense resulting from the December 1995 sale and leaseback ($1,500,000) and higher benefits costs including pension ($750,000) and retiree medical ($490,000).
     Partially offsetting these increases were savings generated from the Company's 1995 restructuring and the Company's declining involvement in equipment leasing, real estate development and oil and gas activities.
     Operations and maintenance expense increased $659,000 (1.9%) in 1995 compared to 1994. Most of the increase relates to restructuring charges associated with centralizing certain administration and engineering functions previously performed in several locations throughout the State of Michigan.

Depreciation Expense. Depreciation expense decreased $718,000 (6%) in 1996 compared to 1995. This decrease highlights the impact of the change in classification of vehicle fleet expenses partially offset by increased depreciation from utility plant additions. Depreciation expense increased $486,000 (4.2%) in 1995 compared to 1994 primarily due to growth in utility plant.

Taxes Other Than Income Taxes. Taxes other than income taxes were $8,648,000, $7,966,000 and $8,186,000 for 1996, 1995 and 1994, respectively. Taxes other than income taxes consist primarily of State of Michigan property taxes and generally increase due to the growth in utility plant. The slight decrease in 1995, compared to 1994, resulted from Michigan legislation which lowered property tax rates.

Interest. Other interest expense increased $439,000 (25%) in 1996, compared to 1995, due to an increase in average short-term borrowings for property additions and higher gas costs. Other interest expense decreased slightly in 1995, compared to 1994, due primarily to decreased borrowings resulting from lower average gas costs and lower volumes of gas in storage.

Write-Down of NOARK Investment, Net. In December 1996, the Company recorded a non-cash write-down of $21,000,000, net of tax, on its investment in the NOARK Pipeline System. NOARK is a 302-mile intrastate natural gas pipeline which became operational in 1992. The Company owns a 32% general partnership interest in NOARK through a subsidiary.
     NOARK experienced significant cost overruns during construction which resulted in higher financing costs than expected. In addition, competition from two interstate pipelines in the Arkansas region has required NOARK to discount its transportation charges to attract volumes to the pipeline. Even with discounted rates, NOARK has operated at less than 65% capacity since inception. As a result, NOARK has continued to generate losses and its operating cash flows are insufficient to meet principal and interest payments on its debt. Since October 1994, the Company has contributed additional financing of $5,062,000 in connection with its loan guarantee. The Company expects to make continued contributions to NOARK in 1997.
     The write-down of the Company's investment establishes a $32,942,000 reserve, which is expected to eliminate the need for significant NOARK operating losses being recorded in future income statements. The write-down is expected to positively impact 1997 earnings per share by $.14 and will not affect the Company's cash or stock dividend.
     The Company will continue to explore opportunities to improve NOARK; however, the Company is also interested in selling its interest in NOARK.
     See Note 8 of Notes to the Consolidated Financial Statements for further discussion of NOARK and the Company's guarantees related to the pipeline's financing.

Other Income (Loss), Net. Other income (loss), net, consists primarily of income and losses from SEMCO's equity investments but also includes miscellaneous nonoperating income and expense items, net of tax. Other income
(loss), net, was ($813,000), ($179,000) and ($42,000) in 1996, 1995 and 1994,
respectively.

     Included in other income (loss), net is the Company's share of losses in NOARK, before a 1995 litigation settlement and net of tax, totaling $1,702,000, $1,836,000 and $1,200,000 over those same years. In 1995, the Company recorded a gain of $1,251,000, net of tax, for its share of a settlement paid to NOARK by Vesta Energy Company. The payment was in settlement of litigation, termination of a firm transportation agreement with NOARK and release from all contracts and obligations related to NOARK.
     Due to the 1996 write-down of its investment in NOARK, the Company does not expect to record losses related to the NOARK Pipeline System in 1997 and thereafter.

Liquidity and Capital Resources

Cash Flows From Investing.  The Company's single largest use of cash is capital expenditures.  The following table identifies capital expenditures for the past three years:
                                             1996         1995         1994
                                            -------      -------      -------
                                                (in thousands of dollars)
Capital Expenditures
Natural gas distribution                    $30,169      $26,259      $20,353
Gas transmission, gathering and storage          --           85          835
Other                                           340          628          616
                                            -------      -------      -------
                                            $30,509      $26,972      $21,804
                                            =======      =======      =======

     Capital expenditures for natural gas distribution represent primarily new customer additions and, to a lesser extent, plant repair and replacement.
The increases in distribution expenditures in 1996 and 1995 were due to record customer growth for each of those years. In addition, the Company installed approximately $2,000,000 of automated meter reading equipment in its distribution plant in 1996.
     In 1997, the Company plans to spend approximately $29,400,000 on capital additions. Again, the Company expects to achieve record customer additions in 1997. Also, approximately $6,000,000 of the planned expenditures are for new technology, such as automated meter reading and in-truck computer terminals. This technology is expected to significantly increase customer service and operational efficiency.

Cash Flows From Operations. The Company's net cash provided from operating activities totaled $11,432,000 in 1996, $32,593,000 in 1995 and $28,262,000 in
1994. The change in operating cash flows is significantly influenced by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of receipts and payments.
     The Company uses significant amounts of short-term borrowings to finance natural gas purchases for storage during the non-heating season. The Company owns and leases natural gas storage facilities with available capacity approximating 35% of annual gas sales. Generally, gas is stored during the months of April through October and withdrawn for sale from November through March. The carrying amount of natural gas stored underground peaked at $38,170,000, $34,233,000 and $45,910,000 in October 1996, 1995 and 1994,
respectively.

Cash Flows From Financing. In January 1995, the Company began purchasing shares of its common stock on the open market to meet the dividend reinvestment and optional payment requirements of the DRIP. In 1996 and 1995, therefore, the Company substantially met the requirements of the DRIP by repurchasing shares. In 1994, the Company received $5,755,000 from the sale of shares through the DRIP. In addition, the Company received $14,629,000 through the sale of 747,500 shares of common stock in January 1994.
     In 1994, the Company also received $80,000,000 through the issuance of $55,000,000, 8.00% senior notes and $25,000,000, 8.32% senior notes. The proceeds of these financings were used principally to redeem certain higher-rate, long-term debt instruments. Expensing the portion of the call premiums and unamortized debt expense associated with the Company's non-regulated operations resulted in a $1,286,000 ($.11 per share) extraordinary charge to income in 1994.
     Dividends paid to common shareholders increased from 1994 through 1996 due to the impact of 5% stock dividends in each of those years and the issuance of additional shares through the DRIP in 1994.

Future Financing. In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of short-term lines of credit. When appropriate, the Company will refinance its short-term lines with long-term debt, common stock or other long-term financing instruments. In 1997, the Company expects to refinance a portion of its $91,000,000 outstanding short-term credit facilities.
     During 1997, the Company expects to make contributions to the NOARK Pipeline System in connection with its guarantees of the pipeline's debt. See
Note 8 of Notes to the Consolidated Financial Statements for discussion of the Company's guarantees related to NOARK's financing.

Commodity Hedging. The Company's natural gas marketing subsidiary, SEMCO, has entered into various long-term sales commitments which may extend up to 60 months into the future. SEMCO maintains a hedging program with the objective of preserving the anticipated margin on these sales commitments. The hedges are designed to ensure that the impact of natural gas price fluctuations on the fair value of long-term sales commitments will be offset by gains and losses on the hedging instrument. The most frequently used hedging instruments are natural gas futures and options, although SEMCO may also enter into natural gas swap agreements, contract to purchase natural gas from producers for future delivery or inject gas into storage for later withdrawal.
     Critical to the success of the hedging program is the performance by both the party to the hedge and the marketing customer buying gas under the long-term sales commitment. SEMCO performs extensive credit reviews on new and existing marketing customers and only enters into hedging transactions with reputable dealers, primarily on the NYMEX, or directly with reliable suppliers.
     At December 31, 1996 and 1995, SEMCO had recorded net deferred gains (losses) from its hedging program of approximately ($1,700,000) and $100,000, respectively. At the same time, SEMCO had offsetting amounts of unrecorded gains or losses pursuant to the underlying long-term sales commitments.
     See Note 6 of Notes to the Consolidated Financial Statements for further information regarding the types, underlying notional volumes, and fair values of SEMCO's hedges at December 31, 1996 and December 31, 1995.

Other Areas
     In the first quarter of 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new FASB accounting standard requires the accrual method of accounting for postretirement benefits. Although the adoption of this standard did not have a material impact on the Company's results of operations, it does have significant regulatory ratemaking implications.
     Pursuant to a generic order issued by the MPSC, Southeastern and Michigan Gas are recording a liability and a corresponding regulatory asset for their portion of retiree medical costs. The generic order provides for recovery of this regulatory asset provided a utility files a general rate case and demonstrates the need for a rate increase to compensate for this additional cost. Southeastern and Michigan Gas filed a combined rate case in December 1996 in accordance with this order. The Company is seeking $5,500,000 of rate relief through this rate case, and expects to receive a rate order from the MPSC in the fourth quarter of 1997. The outcome of future rate cases cannot be predicted.
     Until Battle Creek received its rate increase in December 1995, the utility was also recording a regulatory asset for its portion of retiree medical costs. Since the costs were allowed in rates in December 1995, Battle Creek is no longer deferring any retiree medical costs and is amortizing its regulatory asset into expense.
     See Note 7 of the Notes to the Consolidated Financial Statements for further discussion of SFAS 106 and Note 2 of the Notes to the Consolidated Financial Statements for further discussion of the combined rate case of Southeastern and Michigan Gas.

Impact of Inflation
     The cost of gas sold by the three distribution companies is recovered from natural gas distribution customers on a current basis. Although inflation has steadied in recent years, increases in other utility operating costs are recovered through the regulatory process of filing a rate case and, therefore, may adversely affect the results of operations in inflationary periods due to the time lag involved in this process. The Company attempts to minimize the impact of inflation by controlling costs, increasing productivity and filing rate cases on a timely basis.

Industry Trends
Competition. The market prices of alternate sources of energy such as coal and #6 fuel oil compete directly with the price the utilities charge for industrial sales and transportation of natural gas. To lessen the impact of prices on fuel choice by industrial customers, the Company offers additional services, such as gas storage and balancing. However, the competition among fuels is expected to continue to affect volumes sold and transported and associated margins.
     The natural gas marketing operations of the Company compete based on its ability to access competitively priced natural gas and efficiently utilize the pipeline transmission system. Price is the prominent competitive factor in sales to wholesale customers, such as gas distribution companies and municipalities. In retail activities, SEMCO competes based on its ability to offer a broad range of competitively priced products and services that are tailored to meet the needs of individual customers.

Regulation. Interstate pipelines were required to comply with FERC Order 636 by the 1993-1994 heating season. Order 636 was intended to increase competition within the gas industry. The Order requires pipelines to unbundle their services and instead offer separate service for gas transportation, storage and gathering.
     As a result of this restructuring, natural gas distribution companies have the ability to select and pay for only those pipeline services they require.
In addition, Order 636 allows customers on natural gas distribution systems to purchase the same level of unbundled service directly from the interstate pipelines. Under such circumstances, natural gas distribution companies generally provide transportation services to those customers.
     The availability of unbundled pipeline services has resulted in continued pressure on gas distribution companies to offer similar unbundled services in order to compete with the pipelines. This competition has resulted in pressure to reduce natural gas transportation margins. Currently, the utility subsidiaries are providing transportation services principally to large industrial customers.
     In addition to pressure on the transportation margins of the utility subsidiaries, Order 636 is impacting the natural gas marketing operations of SEMCO. Access to unbundled pipeline services has attracted new competitors to the marketing industry and presented opportunities for marketers to offer expanded services to their customers.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,                     1996         1995         1994
                                           --------     --------     --------
                                               (in thousands of dollars,
                                               except per share amounts)
Operating Revenues
  Gas sales                                $219,371     $184,024     $195,960
  Gas marketing                             311,384      133,396      158,284
  Transportation                             12,358       12,448       11,999
  Other operations                            4,517        5,670        6,187
                                           --------     --------     --------
                                           $547,630     $335,538     $372,430
                                           --------     --------     --------
Operating Expenses
  Cost of gas sold                         $151,135     $120,619     $135,669
  Cost of gas marketed                      305,395      130,087      153,973
  Operations and maintenance                 40,669       36,217       35,558
  Depreciation                               11,317       12,035       11,549
  Income taxes                                6,371        6,188        5,204
  Taxes other than income taxes               8,648        7,966        8,186
                                           --------     --------     --------
                                           $523,535     $313,112     $350,139
                                           --------     --------     --------
Income Before Income Deductions
  Operating Income                         $ 24,095     $ 22,426     $ 22,291
  Write-down of NOARK investment,
    net of income taxes of $11,308          (21,000)          --           --
  Other income (loss), net                     (813)        (179)         (42)
                                           --------     --------     --------
                                           $  2,282     $ 22,247     $ 22,249
                                           --------     --------     --------
Income Deductions
  Interest on long-term debt               $  8,514     $  8,546     $  8,605
  Other interest                              2,166        1,727        1,788
  Amortization of debt expense                  373          448          382
  Dividends on preferred stock of
    subsidiary and convertible preferred        194          195          196
                                           --------     --------     --------
                                           $ 11,247     $ 10,916     $ 10,971
                                           --------     --------     --------
Net Income (Loss)
  Before extraordinary item                $ (8,965)    $ 11,331     $ 11,278
  Extraordinary item--Loss on early
    extinguishment of debt, net of
    income taxes of $692                         --           --        1,286
                                           --------     --------     --------
                                           $ (8,965)    $ 11,331     $  9,992
                                           ========     ========     ========
  Earnings (loss) per share before
    extraordinary item                     $   (.72)    $    .91     $    .93
                                           ========     ========     ========
  Earnings (loss) per share                $   (.72)    $    .91     $    .82
                                           ========     ========     ========
  Cash dividends paid per share            $    .78     $    .74     $    .71
                                           ========     ========     ========
  Average common shares outstanding      12,397,132   12,423,264   12,189,806
                                         ==========   ==========   ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,                                                1996            1995            1994
                                                                     ---------       ---------       ---------
                                                                               (in thousands of dollars)
Cash Flows From Operating Activities
 Cash received from customers                                        $ 488,322       $ 320,707       $ 375,536
 Cash paid for payrolls and to suppliers                              (457,774)       (264,440)       (325,671)
 Interest paid                                                         (10,543)        (10,283)        (11,104)
 Income taxes paid                                                      (3,275)         (5,570)         (3,379)
 Taxes other than income taxes paid                                     (8,197)         (7,995)         (7,966)
 Other cash receipts and payments, net                                   2,899             174             846
                                                                     ---------       ---------       ---------
  Net Cash From Operating Activities                                 $  11,432       $  32,593       $  28,262
                                                                     ---------       ---------       ---------
Cash Flows From Investing Activities
 Natural gas distribution property additions                         $ (30,169)      $ (26,259)      $ (20,353)
 Other property additions                                                 (340)           (713)         (1,451)
 Proceeds from property sales, net of retirement costs                     865             640            (313)
 Proceeds from sale and leaseback of capital assets                         --           3,737              --
 Advances to equity investees                                             (844)         (3,312)           (906)
                                                                     ---------       ---------       ---------
  Net Cash From Investing Activities                                 $ (30,488)      $ (25,907)      $ (23,023)
                                                                     ---------       ---------       ---------
Cash Flows From Financing Activities
 Issuance of common stock                                            $   5,132       $   6,012       $  20,384
 Repurchase of common stock                                             (5,629)         (5,998)             --
 Net change in notes payable to banks                                   39,400           1,700          (2,342)
 Issuance of long-term debt                                                 --              --          80,000
 Repayment of long-term debt                                               (15)         (1,322)        (94,783)
 Payment of dividends                                                   (9,864)         (9,425)         (8,852)
                                                                     ---------       ---------       ---------
  Net Cash From Financing Activities                                 $  29,024       $  (9,033)      $  (5,593)
                                                                     ---------       ---------       ---------
Cash and Temporary Cash Investments
 Net increase (decrease)                                             $   9,968       $  (2,347)      $    (354)
 Beginning of year                                                         264           2,611           2,965
                                                                     ---------       ---------       ---------
  End Of Year                                                        $  10,232       $     264       $   2,611
                                                                     =========       =========       =========
Reconciliation of Net Income (Loss) to
 Net Cash From Operating Activities
  Net income (loss)                                                  $  (8,965)      $  11,331       $   9,992
  Adjustments to reconcile net income (loss) to
   net cash from operating activities:
    Depreciation                                                        11,317          12,035          11,549
    Extraordinary item, net                                                 --              --           1,286
    Write-down of NOARK investment, net                                 21,000              --              --
    Deferred taxes and investment tax credits                            3,958             304            (838)
    Equity loss, net of distributions                                    3,740             990             834
    Receivables                                                        (11,265)         (9,513)         (4,703)
    Accrued revenue                                                    (37,695)         (5,555)         (2,021)
    Materials and supplies and gas in underground storage              (13,169)         12,820          (2,232)
    Gas charges, recoverable from customers                             (7,937)          2,349           7,767
    Other current assets                                                (4,839)          6,189          (2,154)
    Accounts payable                                                    53,342           4,973           2,992
    Customer advances and amounts payable to customers                  (1,539)         (1,638)          1,711
    Accrued taxes                                                         (461)            (22)          1,156
    Other, net                                                           3,945          (1,670)          2,923
                                                                     ---------       ---------       ---------
  Net Cash From Operating Activities                                 $  11,432       $  32,593       $  28,262
                                                                     =========       =========       =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
At December 31,                                          1996           1995
                                                       --------       --------
                                                      (in thousands of dollars)
ASSETS
Utility Plant
  Plant in service, at cost                            $340,675       $313,658
  Less--Accumulated depreciation                         96,391         87,308
                                                       --------       --------
                                                       $244,284       $226,350
  Construction work in progress                           2,103            944
                                                       --------       --------
                                                       $246,387       $227,294
                                                       --------       --------
Other Property, Net                                    $  9,585       $ 12,883
                                                       --------       --------
Current Assets
  Cash and temporary cash investments, at cost         $ 10,232       $    264
  Receivables, less allowances of $1,247 and $729        43,585         32,320
  Accrued revenue                                        76,549         38,854
  Materials and supplies, at average cost                 3,025          3,280
  Gas in underground storage                             33,596         20,172
  Gas charges, recoverable from customers                13,791          5,854
  Accumulated deferred income taxes                         364          2,249
  Other                                                  10,040          5,827
                                                       --------       --------
                                                       $191,182       $108,820
                                                       --------       --------
Deferred Charges and Other
  Unamortized debt expense                             $  5,328       $  5,702
  Deferred gas charges, recoverable from customers          290            615
  Advances to equity investees                            5,062          4,218
  Other                                                  20,445         18,991
                                                       --------       --------
                                                       $ 31,125       $ 29,526
                                                       --------       --------
                                                       $478,279       $378,523
                                                       ========       ========
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock equity                                  $ 90,382       $109,511
  Cumulative convertible preferred stock                    169            172
  Cumulative preferred stock of subsidiary                3,100          3,100
  Long-term debt, including capital lease obligations   106,468        105,858
                                                       --------       --------
                                                       $200,119       $218,641
                                                       --------       --------
Current Liabilities
  Notes payable to banks                               $ 91,100       $ 51,700
  Current portion of capital lease obligations            1,644          1,467
  Accounts payable                                       91,360         38,018
  Customer advance payments                               5,612          5,764
  Accrued taxes                                             243            704
  Accrued interest                                        1,272          1,135
  Amounts payable to customers                               --            682
  Other                                                   6,998          4,851
                                                       --------       --------
                                                       $198,229       $104,321
                                                       --------       --------
Deferred Credits
  Reserve for equity investment                        $ 32,942       $     --
  Accumulated deferred income taxes                      10,113         19,080
  Unamortized investment tax credit                       2,782          3,049
  Customer advances for construction                      8,621          9,326
  Other                                                  25,473         24,106
                                                       --------       --------
                                                       $ 79,931       $ 55,561
                                                       --------       --------
                                                       $478,279       $378,523
                                                       ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.
                                     -21-

CONSOLIDATED STATEMENTS OF CAPITALIZATION


At December 31,                                          1996           1995
                                                       --------       --------
                                                      (in thousands of dollars)
Common Stock Equity
  Common stock, par value $1 per share--authorized
    20,000,000 shares; 12,400,331 and 11,837,075
    shares outstanding                                 $ 12,400       $ 11,837
  Capital surplus                                        79,489         80,546
  Retained earnings (deficit)                            (1,507)        17,128
                                                       --------       --------
                                                       $ 90,382       $109,511
                                                       --------       --------
Cumulative Convertible Preferred Stock
  Convertible preferred stock, par value $1 per
    share--authorized 500,000 shares issuable in
    series; 6,751 and 6,885 shares outstanding         $      7       $      7
  Capital surplus                                           162            165
                                                       --------       --------
                                                       $    169       $    172
                                                       --------       --------
Cumulative Preferred Stock of Subsidiary
  $100 par value (callable at option of Subsidiary)
    6% series A--15,000 shares authorized and
      outstanding                                      $  1,500       $  1,500
    5 1/2% series B--10,000 shares authorized and
      outstanding                                         1,000          1,000
    5 1/2% series C--5,000 shares authorized;
      4,000 shares outstanding                              400            400
    5 1/2% series D--2,000 shares authorized and
      outstanding                                           200            200
                                                       --------       --------
                                                       $  3,100       $  3,100
                                                       --------       --------
Long-Term Debt
  Southeastern Michigan Gas Enterprises, Inc.
    8.00% notes due 2004                               $ 55,000       $ 55,000
    8.32% notes due 2024                                 25,000         25,000
    8.625% debentures due 2017                           23,573         23,588
    Long term capital lease obligations                   2,895          2,270
                                                       --------       --------
                                                       $106,468       $105,858
                                                       --------       --------
                                                       $200,119       $218,641
                                                       ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT


Years Ended December 31,                          1996       1995       1994
                                                -------    -------    -------
                                                  (in thousands of dollars)
Common Stock
  Beginning of year                             $11,837    $11,261    $ 9,680
    5% stock dividends May 1996, May 1995
      and May 1994                                  590        564        525
    Issuance of common stock                         --         --        748
    Issuance of common stock through DRIP
      and other                                     293        326        308
    Repurchase of common stock                     (320)      (314)        --
                                                -------    -------    -------
  End of year                                   $12,400    $11,837    $11,261
                                                =======    =======    =======

Common Stock Capital Surplus
  Beginning of year                             $80,546    $81,091    $62,286
    5% stock dividends May 1996, May 1995
      and May 1994                                 (590)      (564)      (543)
    Issuance of common stock                         --         --     13,881
    Issuance of common stock through DRIP
      and other                                   4,842      5,702      5,467
    Repurchase of common stock                   (5,309)    (5,683)        --
                                                -------    -------    -------
  End of year                                   $79,489    $80,546    $81,091
                                                =======    =======    =======

Retained Earnings (Deficit)
  Beginning of year                             $17,128    $15,027    $13,691
    Net income (loss)                            (8,965)    11,331      9,992
    Cash dividends on common stock               (9,670)    (9,230)    (8,656)
                                                -------    -------    -------
  End of year                                   $(1,507)   $17,128    $15,027
                                                =======    =======    =======

Cumulative Convertible Preferred Stock
  Beginning of year                             $     7    $     8    $     8
    Conversion of preferred stock                    --         (1)        --
                                                -------    -------    -------
  End of year                                   $     7    $     7    $     8
                                                =======    =======    =======

Cumulative Convertible Preferred Stock
 Capital Surplus
  Beginning of year                             $   165    $   180    $   182
    Conversion of preferred stock                    (3)       (15)        (2)
                                                -------    -------    -------
  End of year                                   $   162    $   165    $   180
                                                =======    =======    =======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES
Southeastern Michigan Gas Enterprises, Inc. (the Company) is an investor-owned holding company. The Company's utility subsidiaries purchase, distribute, and transport natural gas to 234,000 customers within the state of Michigan. The Company is also engaged in the marketing of natural gas to approximately 245 customers located in several states.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Southeastern, Battle Creek, Michigan Gas and SEMCO. Investments in unconsolidated companies at least 20% owned, but not greater than 50% owned, are reported using the equity method of accounting. All significant intercompany transactions have been eliminated in consolidation.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Rate Regulation. The rates of the utility subsidiaries, Southeastern, Battle Creek and Michigan Gas, are subject in certain respects to the requirements of state and local regulatory bodies. The MPSC authorizes the rates charged to customers by Southeastern and Michigan Gas. Battle Creek's rates are subject to the jurisdiction of the City Commission of Battle Creek, Michigan.

Utility Plant, Other Property and Depreciation. Utility plant and other property are recorded at cost. The subsidiaries provide for depreciation on a straight-line basis over the estimated useful lives of the related property.
     The ratio of depreciation to the average balance of property approximated 3.6%, 4.0% and 4.1% for the years 1996, 1995 and 1994, respectively. Certain investments in unconsolidated companies recorded using the equity method are reported as other property. See Note 9 for further discussion.

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

Gas in Underground Storage. Gas in underground storage for Southeastern and Michigan Gas is reported at average cost. Battle Creek's gas inventory is stated at last-in, first-out (LIFO) cost. At December 31, 1996 and 1995, the replacement cost of Battle Creek's gas inventory exceeded LIFO cost by $1,440,000 and $343,000, respectively. SEMCO reports gas in storage at cost.

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

Statements of Cash Flows. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash and temporary cash investments.
     The Company entered into capital lease transactions totaling $3,252,000 and $3,737,000 in 1996 and 1995, respectively. In 1996, the Company amortized and retired capital leases totaling $2,450,000. These noncash investing and financing activities have been excluded from the consolidated statements of cash flows.

Impairment of Long-Lived Assets. In January 1996, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." In general, this statement requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The need for an impairment loss is evaluated by comparing the carrying cost of the asset to the future cash flows (undiscounted and without interest charges) expected from the use and eventual disposition of the asset. Measurement of the impairment loss is based on the fair value of the asset. In addition, SFAS 121 imposes stricter criteria for the recognition of regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The adoption of SFAS 121 did not have a material impact on the Company's financial position or results of operations.

Stock-Based Compensation. In October 1995 the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." In general, SFAS 123 recommends that all stock-based compensation given to employees in exchange for their services be expensed based on the fair value of the stock instrument. Companies may choose to continue accounting for these transactions under previously existing accounting standards, however those companies must disclose, in a footnote, net income and earnings per share as if SFAS 123 accounting had been applied.

     As of December 31, 1996, the Company did not have any material stock-based compensation plans in effect. In January 1997, however, the Company's Board of Directors adopted, subject to approval by the Company's shareholders at the Company's 1997 annual meeting, a Long-Term Incentive Plan providing for stock-based awards to key management personnel. Awards would take the form of one or more of the following: stock options, restricted stock, stock appreciation rights, performance units and other stock incentives deemed appropriate. Up to 500,000 shares of the Company's common stock would be available for this plan.

2.   REGULATORY MATTERS
Southeastern and Michigan Gas Rate Case. In December 1996, Southeastern and Michigan Gas filed a combined general rate case with the MPSC requesting an annual rate increase of $5,500,000. The rate case includes a request for the recovery of certain expenses related to the change in accounting for the cost of retiree medical benefits. In addition, the combined filing proposes a merger of Southeastern and Michigan Gas, incorporates a declining block rate schedule for sales customers and capacity reservation charges for transportation, and would introduce incentive regulation, comprised of a proposal to share excess authorized returns with ratepayers. The Company expects an order from the MPSC in the fourth quarter of 1997. Any rate relief granted will be based on all elements of cost of service.

State Property Tax Reductions. In June 1994, the MPSC issued Orders U-10617 and U-10618 to Michigan Gas and Southeastern, respectively. These orders require the companies to offset deferred retiree medical costs with certain reductions in Michigan state property taxes until the MPSC issues a final order in the companies' general rate case. In accordance with orders U-10617 and U-10618, Michigan Gas and Southeastern have reduced deferred retiree medical costs by a combined total of $663,000 in 1996, $663,000 in 1995 and $437,000 in
1994.

Battle Creek Rate Increase. In November 1995, the City Commission of Battle Creek approved a Battle Creek rate increase, effective December 1995, of approximately $1,800,000. Battle Creek requested the increase to recover the cost of certain accelerated main replacement projects, the cost of its retiree medical benefits and overall increases in operating expenses.

Order 636 Transition Costs. Through the implementation of Order 636, the FERC authorized interstate pipelines to directly bill certain transition costs to former sales service customers. As a result, the Company incurred and recorded Order 636 liabilities of $103,000 in 1995 and $1,223,000 in 1994. These costs have been deferred because they are substantially recoverable from ratepayers through gas cost recovery mechanisms. At December 31, 1996 and 1995, the Company's recorded liabilities related to Order 636, and related deferred assets, totaled $637,000 and $1,102,000, respectively. The Company does not anticipate any significant additional direct billings related to Order 636.

Regulatory Assets and Liabilities.  The Company's utility subsidiaries are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain
Types of Regulation."  As a result, the actions of regulators affect when revenues and expenses are recognized.  Regulatory assets represent incurred costs to be recovered from customers through the ratemaking process.
Regulatory liabilities represent benefits to be refunded to customers.  The following regulatory assets and liabilities were recorded on the consolidated balance sheets as of December 31 (in thousands of dollars):
                                                           1996        1995
                                                         -------      -------
Regulatory Assets
Deferred retiree medical benefits                        $13,260      $12,474
Deferred pension benefits                                  2,287        2,287
Unamortized loss on retirement of debt                     3,353        3,598
Other                                                      1,971        2,113
                                                         -------      -------
                                                         $20,871      $20,472
                                                         =======      =======
Regulatory Liabilities
Unamortized investment tax credit                        $ 3,417      $ 3,782
Tax benefits amortizable to customers                      4,460        4,744
Other                                                         67           --
                                                         -------      -------
                                                         $ 7,944      $ 8,526
                                                         =======      =======

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

3.   INCOME TAXES
SFAS No. 109. The Company accounts for income taxes in accordance with SFAS 109, "Accounting For Income Taxes."
     SFAS 109 requires an annual measurement of deferred tax assets and deferred tax liabilities based upon the estimated future tax effects of temporary differences and carry forwards. In general, the total deferred tax expense or benefit for the year equals the difference between the beginning and end of year balances in deferred tax assets and liabilities.

Provision for Income Taxes.  The components of the provision for income taxes are as follows (in thousands of dollars):
                                                  1996       1995       1994
                                                -------    -------    -------
Federal
  Currently payable                             $ 3,227    $ 5,606    $ 5,849
  Deferred to future periods                     (8,201)       812     (1,023)
  Investment tax credits                           (267)      (267)      (267)
                                                -------    -------    -------
Total income taxes                              $(5,241)   $ 6,151    $ 4,559
  Less amounts included in:
  Write-down of NOARK investment, net           (11,308)        --         --
  Other income (loss), net                         (304)       (37)        47
  Extraordinary item, net                            --         --       (692)
                                                -------    -------    -------
Amount included in operating expenses           $ 6,371    $ 6,188    $ 5,204
                                                =======    =======    =======

Reconciliation of Statutory Rate to Effective Rate.  A reconciliation of the difference between the Company's provision for income taxes and income taxes computed at the statutory rate follows (in thousands of dollars):
                                                 1996        1995       1994
                                               --------    -------    -------
Net income (loss)                              $ (8,965)   $11,331    $ 9,992
Add back:
  Preferred dividends                               194        195        196
  Income taxes                                   (5,241)     6,151      4,559
                                               --------    -------    -------
Pre-tax income (loss)                          $(14,012)   $17,677    $14,747
                                               ========    =======    =======
Computed federal income taxes                  $ (4,904)   $ 6,187    $ 5,161
Depreciation                                         --        (43)      (184)
Amortization of deferred ITC                       (267)      (267)      (267)
Amortization of non-deductible amounts
  resulting from acquisitions                       216        217        216
Other                                              (286)        57       (367)
                                               --------    -------    -------
Total income taxes                             $ (5,241)   $ 6,151    $ 4,559
                                               ========    =======    =======

Deferred Income Taxes.  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  The principal components of the Company's deferred tax assets (liabilities) were as follows (in thousands of dollars):
                                                        1996          1995
                                                      --------      --------
Property                                              $(24,256)     $(19,668)
Reserve for equity investment                           11,530            --
Retiree medical benefit obligation                       4,741         4,578
Retiree medical benefit regulatory assets               (4,641)       (4,549)
Gas in underground storage                               2,934         2,412
ITC                                                      1,392         1,526
Unamortized debt expense                                (1,197)       (1,284)
Gas cost underrecovery                                  (1,166)         (641)
Other                                                      914           795
                                                      --------      --------
Total deferred taxes                                  $ (9,749)     $(16,831)
                                                      ========      ========
Gross deferred tax liabilities                        $(41,043)     $(35,105)
Gross deferred tax assets                               31,294        18,274
                                                      --------      --------
Total deferred taxes                                  $ (9,749)     $(16,831)
                                                      ========      ========

     At December 31, 1996 and December 31, 1995 there was no valuation allowance recorded against deferred tax assets.

4.   CAPITALIZATION
Common Stock Equity. The Company issued five percent stock dividends in May 1996, May 1995 and May 1994. Earnings per share of common stock, cash dividends per share of common stock and average number of common shares outstanding have been restated to reflect the stock dividends.
     Pursuant to its DRIP, the Company issued 292,000 shares of common stock in 1996, 274,000 in 1995, and 307,000 shares in 1994. In January 1995, the
Company amended its DRIP to allow the Company to acquire common shares on the open market to meet the dividend reinvestment and optional payment requirements of the DRIP. During 1996 and 1995, the Company purchased a total of 320,000 and 314,000 shares, respectively, for the DRIP.
     In January 1994, the Company issued 747,500 shares of common stock. Net proceeds of approximately $14,629,000 were used to reduce notes payable to banks incurred to finance the Company's ongoing capital expenditure program and for general corporate purposes.
     The Company has short-term credit arrangements, note agreements and long-term debt indentures which contain restrictive financial covenants including, among others, limits on the payment of dividends beyond certain levels. Because of the NOARK write-down in December 1996, the Company would not have been in compliance with certain of these covenants. However, the Company has received waivers or amendments with respect to the affected credit arrangements and expects no deviation from its historical dividend payment record in 1997.

Cumulative Convertible Preferred Stock. At December 31, 1996 and 1995, 6,751 and 6,885 shares of the Company's $2.3125 cumulative convertible preferred shares were outstanding and each share was convertible at the option of the holder to 4.11 shares of common stock. At December 31, 1996, 27,747 shares of common stock are reserved for issuance upon conversion to holders of the convertible preferred stock.

Cumulative Preferred Stock of Subsidiary. The cumulative preferred stock of Southeastern is callable at Southeastern's option at $105 per share. Payment of dividends on Southeastern's preferred stock is fully guaranteed by the Company.

Long-Term Debt. In 1994, the Company issued $80,000,000 of private placement debt to complete the refinancing of certain higher cost debt. In connection with the refinancing, the Company recorded an extraordinary charge for the early extinguishment of debt of $1,286,000, net of tax.
     There are no annual maturities or sinking fund requirements for the Company's existing debt over the next five years.

Capital Lease Obligations. In December 1995, the Company entered into an agreement for the sale and leaseback of vehicles and related equipment. The resulting leases are classified as capital leases in accordance with SFAS 13, "Accounting for Leases." The lease periods range from a few months on older vehicles to fifty months on new vehicles. However, the Company may cancel any lease at any time. When the leasing agent disposes of a leased vehicle, the Company is liable for the difference between the remaining capital lease obligation and the sales proceeds. Any gain on the sale of leased vehicles also accrues to the Company.

     The future minimum payments under capital leases at December 31, 1996 were as follows (in thousands of dollars):
        1997                                                 $2,008
        1998                                                  1,573
        1999                                                  1,071
        2000                                                    501
        2001                                                      1
                                                             ------
        Total minimum lease payments                         $5,154
        Interest included in payments                           615
                                                             ------
        Present value of minimum lease payments              $4,539
        Current portion                                       1,644
                                                             ------
                                                             $2,895
                                                             ======

5.   SHORT-TERM BORROWINGS
The Company maintains unsecured lines of credit at two banks. Interest on all such lines are at variable rates, which do not exceed the banks' prime lending rates. These arrangements are set to expire during 1997 and the Company expects they will be renegotiated at comparable terms.

     Information regarding these borrowings for each of the last three years is as follows (in thousands of dollars):
                                                  1996       1995       1994
                                                -------    -------    -------
Notes payable balance at year end               $91,100    $51,700    $50,000
Unused lines of credit at year end                8,800     38,200     39,900
Average interest rate at year end                   7.0%       6.4%       6.6%
Maximum borrowings at any month-end             $91,100    $52,400    $55,842
Average borrowings                               41,228     28,224     31,392
Weighted average cost of borrowing                  6.0%       6.5%       5.2%

6.   FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Financial Instruments. The following methods and assumptions were used to estimate the fair value of each significant class of financial instruments:

Cash, temporary cash investments, accounts payables, receivables, notes payable to banks, and capital lease obligations. The carrying amount approximates fair value.

Long-term debt. The fair values of the Company's long-term debt are estimated based on quoted market prices for the same or similar issues or, where no market quotes are available, based on discounted future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

     The estimated fair values of the Company's long-term debt as of
December 31, 1996 and 1995 are as follows (in thousands of dollars):
                                           1996                  1995
                                    -------------------   -------------------
                                    Carrying     Fair     Carrying     Fair
                                     Amount      Value     Amount      Value
                                    --------   --------   --------   --------
Long-term debt                      $103,573   $107,625   $103,588   $113,198

Hedging Activities. SEMCO enters into sales commitments which may extend up to 60 months into the future. Because of the volatility of natural gas prices, there are significant market risks associated with these commitments. To manage these risks, SEMCO maintains a hedging program. The primary objective of SEMCO's hedging program is to attempt to eliminate the effect of price fluctuations in the natural gas spot market on their extended sales commitments.
     SEMCO uses several mechanisms to hedge against this market risk. The most frequently used hedges are natural gas futures and options. SEMCO may also enter into natural gas swap agreements, contract to purchase natural gas from producers for future delivery or inject gas into storage for later withdrawal. Gains and losses on these transactions, accounted for as hedges, are included in income in the same period natural gas is delivered to customers pursuant to the underlying marketing contracts.
     Cash or other assets are deposited with brokers at the time future or option contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin deposits of $7,465,000 and $2,009,000 as of December 31, 1996 and 1995, respectively, are included with the deferred gains and losses on future and option contracts in other current assets. The cost of margin deposits approximates fair value.

     SEMCO records deferred gains and losses on future and option contracts which will be offset by the corresponding underlying physical transaction.  The following summarizes the deferred gain (loss) on open contracts at December 31, representing the difference between the current market value and the original contract value (in thousands of dollars):
                                                       1996            1995
                                                      ------         -------
Futures Contracts
  Notional amount (MMcf)                               8,080           5,150
  Unrealized gain (loss)                              $ (843)        $   479
Options Contracts
  Notional amount (MMcf)                                 148           1,790
  Unrealized gain                                     $  176         $   213

     In addition to the above balances, SEMCO recorded approximately $250,000 in net deferred gains on contracts closed prior to December 31, 1996 related to 1997 sales commitments which is also included in other current assets.
     As of December 31, 1996 and 1995, SEMCO also had outstanding natural gas swap agreements covering a notional amount of 7,476,000 Mcf and 2,292,000 Mcf, respectively. The estimated unrealized gain of these agreements, determined by market quotes, was $450,000 and $170,000 at December 31, 1996 and 1995, respectively.
     SEMCO also hedges certain of its sales commitments with gas held in storage. At December 31, 1996 and 1995, SEMCO held approximately 1,868,000 Mcf and 1,207,000 Mcf in storage with a carrying value of $7,985,000 and $2,253,000, respectively. At December 31, 1996 and 1995, SEMCO had deferred losses associated with this gas of $1,732,000 and $978,000, respectively.

7.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Pension Plans. The Company has non-contributory, defined benefit pension plans, covering substantially all employees. Pension plan benefits are generally based upon years of service and compensation during the final years of employment. The Company's funding policy is to contribute amounts annually to the plans based upon actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations. The Company contributes at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended.
     At December 31, 1996, plan assets consisted of 53.2% equity investments, 12.9% guaranteed income insurance contracts, 33.7% fixed income securities and
 .2% cash equivalents.

     Combined net periodic pension cost for the Company's defined benefit plans consists of the following components (in thousands of dollars):
                                                  1996       1995       1994
                                                -------    -------    -------
Service cost                                    $ 1,796    $ 1,465    $ 1,700
Interest cost on projected benefit obligation     3,803      3,495      3,246
Actual return on assets                          (6,290)    (8,497)       287
Amortization of prior service costs                 471        471        471
Amortization of unrecognized net (gain) loss        133       (329)        (8)
Amortization of transition obligation                79         79         79
Asset gain (loss) deferred                        2,507      5,066     (3,514)
                                                -------    -------    -------
Net periodic pension cost                       $ 2,499    $ 1,750    $ 2,261
                                                =======    =======    =======

     The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets as of December 31, 1996 and 1995 (in thousands of dollars):
                                                             1996       1995
                                                           -------    -------
Actuarial present value of benefit obligations:
Vested benefit obligation                                  $39,074    $38,120
Non-vested benefit obligation                                2,012      2,302
                                                           -------    -------
Accumulated benefit obligation                             $41,086    $40,422
                                                           =======    =======

Projected benefit obligation                               $52,869    $53,588
Plan assets at fair value                                   49,788     44,475
                                                           -------    -------
Projected benefit obligation in excess of plan assets      $ 3,081    $ 9,113
Unrecognized net gain (loss)                                 6,316       (372)
Unrecognized prior service cost                             (4,106)    (4,577)
Unrecognized net transition obligation at December 31         (505)      (585)
                                                           -------    -------
Pension liability recognized in the consolidated
  balance sheet                                            $ 4,786    $ 3,579
                                                           =======    =======

Significant pension plan assumptions are as follow:
                                                      1996     1995     1994
                                                      -----    -----    -----
Plan discount rates                                   7.75%    7.25%    8.25%
Expected long-term rate of return on assets           9.00%    9.00%    9.00%
Rates of increase in future compensation levels       5.00%    5.00%    5.00%

Other Postretirement Benefits. In addition to providing pension benefits, the Company provides certain medical and prescription drug benefits to qualified retired employees, their spouses and covered dependents. To qualify, a retiree must have started employment before January 1, 1992 and have had at least ten years of service. Retirees with less than 30 years of service are required to contribute from 5% to 50% of the Company's coverage cost, with the percentage depending on the retiree's age and years of service. Employees hired after January 1, 1992 are not eligible for these benefits under the current plan.
     The Company accounts for retiree medical benefits in accordance with SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires the full accrual of such costs during the years that the employee renders service to the Company until the date of full eligibility. The Company adopted SFAS 106 effective January 1, 1993.
     In December 1992, the MPSC issued a generic order addressing the adoption of SFAS 106 by utilities under their jurisdiction. The order allows Michigan utilities to adopt SFAS 106 for accounting and ratemaking purposes, subject to a final order in a general rate case, and requires the external funding for amounts recovered in rates. Southeastern and Michigan Gas filed a combined general rate case in accordance with the order during 1996. Any rate relief granted will be based on all elements of cost of service, including this obligation.
     The City Commission of Battle Creek allowed the recovery of retiree medical benefits in Battle Creek's December 1995 rate increase, as discussed in
Note 2.

   The combined net periodic retiree medical costs consisted of the following components (in thousands of dollars):
                                          1996           1995           1994
                                         ------         ------         ------
Service cost                             $  865         $1,443         $1,621
Interest cost                             1,854          2,945          2,825
Actual return on assets                  (1,009)        (1,116)            42
Net amortization and deferral               844          2,106          1,238
                                         ------         ------         ------
Net periodic retiree medical cost        $2,554         $5,378         $5,726
                                         ======         ======         ======

     In 1996, 1995 and 1994, the Company expensed net retiree medical costs of $1,395,000, $905,000 and $841,000, respectively, consisting of total costs incurred under the pay-as-you-go method plus additional retiree medical costs recorded by the non-utility subsidiaries and Battle Creek. In 1996, 1995 and 1994, the Company also expensed $663,000, $663,000 and $437,000, respectively, of retiree medical costs pursuant to certain MPSC orders regarding the reduction in Michigan state property taxes. See Note 2 for further discussion of these MPSC orders. The Company recorded regulatory assets related to the utility subsidiaries' retiree medical costs of $496,000, $3,810,000 and $4,448,000 in 1996, 1995 and 1994, respectively.
     The Company funds retiree medical benefits on a discretionary basis through an Internal Revenue Code Section 401(h) account. In 1996 and 1995, the Company made cash contributions to the 401(h) account of $744,000 and $437,000, respectively. No contributions were made to the 401(h) account in 1994.

     The funded status of the retiree medical benefit plans is reconciled with the liability recorded at December 31, 1996 and 1995 as follows (in thousands of dollars):
                                                        1996           1995
                                                      --------       --------
Actuarial present value of estimated benefits:
Retirees                                              $  9,796       $ 13,006
Fully eligible active                                    5,252          8,772
Other active                                            11,477         19,487
                                                      --------       --------
Accumulated retiree medical obligation                $ 26,525       $ 41,265
Plan assets at fair value                                7,702          5,949
                                                      --------       --------
Accumulated retiree medical obligation in excess
  of plan assets                                      $ 18,823       $ 35,316
Unrecognized net obligation at transition              (26,878)       (28,558)
Unrecognized net gain                                   22,791          7,084
                                                      --------       --------
Recorded liability                                    $ 14,736       $ 13,842
                                                      ========       ========

Significant plan assumptions are as follows:
                                                      1996     1995     1994
                                                      -----    -----    -----
Plan discount rate                                    7.75%    7.25%    8.25%
Expected long-term rate of return on assets           9.00%    9.00%    9.00%

     The 1996 costs were developed based on the substantive health care plan in effect at January 1, 1996. As of December 31, 1996, the actuary assumed that retiree medical cost increases would be 9.0% in 1996, 8.6% in 1997, and decrease uniformly to 5.8% in 2005 and thereafter and that prescription drug cost increases would be 13.0% in 1996, 12.1% in 1997, and decrease uniformly to 5.8% in 2005 and thereafter. The health care cost trend rate assumption significantly affects the amounts reported. For example, a one percentage point increase in each year would increase the accumulated retiree medical obligation as of December 31, 1996 by $4,784,000 and the aggregate of the service and interest cost components of net periodic retiree medical costs for 1996 by $703,000.

Employee Stock Ownership Trust. The Company has an employee stock ownership trust (ESOT) which covers substantially all employees. Under the provisions of this trust, the Company may contribute an annual amount at its discretion for the benefit of eligible employees. The contribution, if any, may be made in cash or in common shares of the Company. For the years 1995 and 1994, the Company's contributions were $300,000 and $600,000, respectively. The Company did not make a contribution to the ESOT in 1996.

8.   COMMITMENTS AND CONTINGENCIES
Construction Program. The Company's plans for expansion and improvement of its distribution and transmission system, as well as other operations, are under a process of continuing review. Aggregate capital expenditures for all segments of the Company's operations for 1997 are projected at $29,400,000. Certain commitments have been made in connection with these expenditures.

Guarantees. SEMCO Arkansas Pipeline Company, a wholly-owned subsidiary of SEMCO, has a 32% interest in a partnership which operates the NOARK Pipeline System. NOARK is a 302-mile intrastate natural gas pipeline, originating in northwest Arkansas and extending northeast across the state. The pipeline became operational during the third quarter of 1992.

     The Company, SEMCO Arkansas Pipeline Company and SEMCO have guaranteed 40% of the principal and interest payments on approximately $82,300,000 of debt used to finance the pipeline. Of the total debt, $53,550,000 is outstanding pursuant to a long-term arrangement requiring annual principal payments of approximately $3,150,000 together with interest on the unpaid balance. This arrangement matures in 2009 and has a fixed interest rate of 9.7375%. The remaining debt is pursuant to a $30,000,000 multibank revolving line of credit which currently matures April 26, 1998. Under the terms of the credit agreement, NOARK may request, on an annual basis, a one-year extension of the then-effective termination date. At December 31, 1996, NOARK had $28,750,000 outstanding under the agreement with interest payments at a variable interest rate.
     NOARK has been operating below capacity and generating losses since it was placed in service. Operating cash flows have been insufficient to meet principal and interest payments on the debt. The Company contributed $906,000 to NOARK in October 1994, $760,000 in January 1995, $800,000 in April 1995, $880,000 in July 1995 and $872,000 in October 1995, in connection with its guarantee.
     In December 1995, NOARK received $6,000,000 in settlement of litigation between Vesta Energy Company and the NOARK partners. Vesta paid the settlement in consideration of termination of a firm transportation agreement with NOARK, including all related contracts, and release from all obligations related to the NOARK Pipeline System.
     NOARK used the Vesta settlement to temporarily reduce outstanding borrowings on its revolving line of credit. Therefore, the Company was not required to make another contribution to NOARK until October 1996, when the Company contributed $844,000. In 1997, the Company estimates its required contributions to NOARK in the range of $3,000,000 to $3,500,000.
     In December 1996, the Company recorded a one-time non-cash after-tax charge against earnings of $21,000,000 on its investment and participation as a general partner in NOARK. On a pre-tax basis, the charge against earnings represents a significant portion of the Company's current investment, including loan guarantees, in NOARK. The Company recorded this write-down due to its inability to recover the carrying amount of its investment in NOARK, including the loan guarantees. The Company recognized a loss in value of its NOARK investment due to recurring losses generated by NOARK and NOARK's continued inability to meet principal and interest payments on the partnership debt.
     The Company's short-term credit arrangements, note agreements and long-term debt indentures contain restrictive covenants requiring certain levels of earnings and the maintenance of certain financial ratios. Because of the NOARK write-down, the Company would have been in violation of certain of these covenants, however the Company has received waivers or amendments for all affected covenants.
     The Company will continue to explore opportunities to improve the project, but the write-down is expected to eliminate the need for significant NOARK operating losses being recorded in the Company's future income statements and will not affect the Company's cash or stock dividend.
     The Company will continue to try to sell its interest in NOARK.

Environmental. Effective January 1, 1997, the Company will adopt the provisions of Statement of Position 96-1, "Environmental Remediation Liabilities." This Statement provides authoritative guidance for recognition, measurement, display, and disclosure of environmental remediation liabilities in financial statements. Upon adoption, SOP 96-1 is not expected to have a material impact on the Company's financial position or results of operations.

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

     At December 31, 1996, the Company held the following interests in these affiliates:
                                                                      Percent
                                                                     Ownership
                                                                     ---------
Eaton Rapids Gas Storage System                                          50%
Michigan Intrastate Lateral System                                       50
Michigan Intrastate Pipeline System                                      50
Nimrod Limited Partnership                                               29
NOARK Gas Services, L.P.                                                 40
NOARK Pipeline System, L.P.                                              32

     Summarized combined financial information for the Company's investments in affiliate companies for the years ended December 31, 1996, 1995 and 1994 is as follows (in thousands of dollars):
                                                 1996       1995       1994
                                               --------   --------   --------
Net sales                                      $ 13,866   $ 39,179   $ 20,152
Operating income                               $  4,029   $  9,958   $  8,334
Net income (loss)                              $ (4,230)  $   (225)  $    329
                                               ========   ========   ========

The Company's share of net loss                $ (1,196)  $   (258)  $    (20)
                                               ========   ========   ========

Current assets                                 $  2,744   $  8,988   $  9,320
Non-current assets                              131,211    138,741    140,530
                                               --------   --------   --------
Total assets                                   $133,955   $147,729   $149,850
                                               ========   ========   ========

Current liabilities                            $  9,659   $ 12,310   $ 12,505
Non-current liabilities                         114,997    118,322    113,902
Equity                                            9,299     17,097     23,443
                                               --------   --------   --------
Total liabilities and equity                   $133,955   $147,729   $149,850
                                               ========   ========   ========

The Company's equity investment                $  5,120   $  8,024   $  9,754
                                               ========   ========   ========
The Company's share of undistributed
  losses                                       $ (1,733)  $ (1,193)  $   (903)
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

     The following amounts are shown in thousands of dollars, except per share amounts:
Quarters                                 First    Second     Third    Fourth
--------                               --------   -------   -------  --------
1996
  Operating revenue                    $176,128   $82,390   $91,082  $198,030
  Operating income                       11,859     2,696        34     9,506
  Net income (loss) <F1>                  8,742        89    (2,853)  (14,943)
  Earnings (loss) per
    share <F1><F2><F3>                      .71       .01      (.23)    (1.20)
  Cash dividends per share <F2>             .19       .19       .20       .20
1995
  Operating revenue                    $117,305   $65,741   $50,607  $101,885
  Operating income                       10,659     2,960         7     8,800
  Net income (loss)                       7,457       295    (2,688)    6,267
  Earnings (loss) per
    share <F2><F3>                          .60       .02      (.22)      .50
  Cash dividends per share <F2>             .18       .18       .19       .19

<F1>
Includes the impact of a $21,000 (net of tax), or $1.69 per share, write-down of NOARK investment in the Fourth Quarter (see note 8). Excluding the write-down, net income was $6,057, or $.49 per share.
<F2>
Adjusted for five percent stock dividends in May 1996 and May 1995.
<F3>
Total for each year may not equal annual earnings per share due to changes in shares outstanding.

                   Report of Independent Public Accountants


To Southeastern Michigan Gas Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC. (a Michigan corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Michigan Gas Enterprises, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

Detroit, Michigan,
  February 14, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the captions "Information About Directors" in Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 15, 1997 Annual Meeting of Shareholders is incorporated by reference herein.
     The executive officers of the Company are William L. Johnson, Robert F. Caldwell, Carl W. Porter and George C. Noble.
     Mr. Johnson (age 54) has been President and Chief Executive Officer of the Company since May 1996. From 1994 to May 1996 he was Chief Executive Officer of Northern Pipeline Construction Company of Kansas City, Missouri, and from 1990 to 1994 he was President, Gas Service Division of Western Resources, Inc. of Topeka, Kansas.
     Mr. Caldwell (age 41) was elected Executive Vice President of the Company in April 1993. He served as Senior Vice President of the Company from April 1991 to April 1993, Vice President from February 1989 to April 1991, Secretary from January 1985 to February 1991, and has been with the Company or one of its subsidiaries in other capacities since 1979.
     Mr. Porter (age 47) has been Senior Vice President and Chief Operating Officer of the Company since July 1996. He was Vice President-Gas Utilities of Itron, Inc., Spokane, Washington, from August 1995 to July 1996. From 1992 to 1995 he was Senior Vice President of Operations of New Jersey Natural Gas, Wall, New Jersey, and from 1990 to 1992 he was Vice President of Operations of Western Resources, Inc., Topeka, Kansas.
     Mr. Noble (age 47) was elected Vice President of Information Systems of the Company in August 1997. He served the Company as Director of Information Systems from 1993 to August 1997 and Manager of Information Systems from 1985 to 1993.

ITEM 11.  EXECUTIVE COMPENSATION

     The information appearing under the captions "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors and Executive Officers" in Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 15, 1997 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the caption "Stock Outstanding, Voting Rights and Votes Required" in the Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 15, 1997 Annual Meeting of Shareholders, is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the caption "Employment and Related Agreements" in the Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 15, 1997 Annual Meeting of Shareholders, is incorporated by reference herein.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  1.   Consolidated Financial Statements.  The following financial statements are included in Part II, item 8 above.

                                                               Pages in 10-K
                                                               -------------

          Consolidated Statements of Operations for the years
            ended December 31, 1996, 1995 and 1994                   19

          Consolidated Statements of Cash Flows for the
            years ended December 31, 1996, 1995 and 1994             20

          Consolidated Balance Sheets as of
            December 31, 1996 and 1995                               21

          Consolidated Statements of Capitalization as
            of December 31, 1996 and 1995                            22

          Consolidated Statements of Changes in
            Stockholders' Investment for the years
            ended December 31, 1996, 1995 and 1994                   23

          Notes to the Consolidated Financial Statements           24-37

          Report of Independent Public Accountants                   38


(a)  2.   Financial Statement Schedules.

          The following additional data should be read in conjunction with the Consolidated Financial Statements in Part II, item 8 above. Schedules not included herein have been omitted because they are not applicable or the required information is shown in such financial statements or notes thereto.

          Schedule
           Number                                              Pages in 10-K
          --------                                             -------------

             I      Condensed Financial Information of
                    Southeastern Michigan Gas Company                45

            II      Consolidated Valuation and Qualifying
                    Accounts for the years ended
                    December 31, 1996, 1995 and 1994                 49

(a)  3.   Exhibits, including those incorporated by reference
                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
-------             -----------                           --------    ---------
  2       Plan of Acquisition, etc.                          NA           NA
  3       Articles of Incorporation and Bylaws
  3(a)    1--Articles of Incorporation of Southeastern
             Michigan Gas Enterprises, Inc.
             (Enterprises), as restated
             July 11, 1989.(a)                                            x
          2--Certificate of amendment to Article III of
             the Articles of Incorporation dated
             May 16, 1990.(b)                                             x
 3(b)     Bylaws of Enterprises--last revised
          March 1, 1995.(i)                                               x
 4(a)     Trust Indenture dated April 1, 1992, between
          Enterprises and NBD Bank, N.A. as Trustee.(e)                   x
 4(b)     Note Agreement dated June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(g)                                              x
 9        Voting Trust Agreement.                            NA           NA
10        Material Contracts.
10(a)     Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(c)                              x
10(b)     Group A Employment Contract.(f)                                 x
10(c)     Short-Term Incentive Plan.(f)                                   x
10(d)     Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(h)                                             x
11        Statement re computation of per share earnings.    NA           NA
12        Statements re computation of ratios.(d)                         x
13        Annual report to shareholders.                     NA           NA
16        Letter re change in certifying accountant.         NA           NA
18        Letter re change in accounting principles.         NA           NA
21        Subsidiaries of the Registrant.                    x
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consent of Independent Public Accountants.         x
24        Power of Attorney.                                 x
27        Financial Data Schedule.                           x
28        Information from reports furnished to state
          insurance regulatory authorities.                  NA           NA
99.1      Proxy Statement dated March 7, 1997.(j)                         x
99.2      Stock Option Certificate and Agreement
          dated October 10, 1996 between Enterprises
          and William L. Johnson.                            x
99.3      Stock Option Certificate and Agreement
          dated February 26, 1997 between Enterprises
          and William L. Johnson.                            x
99.4      Rights Agreement dated as of April 15, 1997
          between Enterprises and Continental Stock
          Transfer & Trust Company, as Rights Agent.         x

Key to Exhibits Incorporated by Reference

     (a) Filed with Enterprises' Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (b) Filed with Enterprises' Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (c) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (d) Filed with Enterprises' Form 10-K for 1991, dated March 27, 1992, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (f) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (g) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (h) Filed with Enterprises' Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (i) Filed with Enterprises' Form 10-K for 1995, dated March 28, 1995, File No. 0-8503.
     (j) Filed March 6, 1997, pursuant to Rule 14a-6 of the Exchange Act, File No. 0-8503.



ITEM 14. (Continued)

(b) No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

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

                                    SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.

Date:  March 27, 1997               By William L. Johnson
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                    Title                          Date
          ---------                    -----                          ----

William L. Johnson        President and Chief Executive         March 27, 1997
                          Officer (Director)

Robert F. Caldwell        Executive Vice President and          March 27, 1997
                          Chief Financial Officer
                          (Principal Financial and
                          Accounting Officer)

Frank G. Andreoni*        Director                              March 27, 1997

Daniel A. Burkhardt*      Director                              March 27, 1997

Edward J. Curtis*         Director                              March 27, 1997

John T. Ferris*           Director                              March 27, 1997

Michael O. Frazer*        Director                              March 27, 1997

Harvey I. Klein*          Director                              March 27, 1997

Frederick S. Moore*       Director                              March 27, 1997

Edith A. Stotler*         Director                              March 27, 1997

Donald W. Thomason*       Director                              March 27, 1997

*By William L. Johnson                                          March 27, 1997
    Attorney-in-fact

SCHEDULE I

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                       SOUTHEASTERN MICHIGAN GAS COMPANY


                              STATEMENT OF INCOME


                                                 Years ended December 31,
                                            ---------------------------------
                                             1996         1995         1994
                                            -------      -------      -------
                                                 (Thousands of Dollars)
OPERATING REVENUE
  Gas sales                                 $87,450      $68,321      $74,151
  Transportation                              3,103        3,055        3,057
  Other operations                              382          470          490
                                            -------      -------      -------
                                             90,935       71,846       77,698
                                            -------      -------      -------

OPERATING EXPENSES
  Cost of gas sold                           57,242       40,181       47,240
  Operations and maintenance                 15,175       14,182       13,869
  Depreciation                                4,477        4,111        3,869
  Income taxes                                2,206        2,276        2,019
  Taxes other than income taxes               3,475        3,275        3,538
                                            -------      -------      -------
                                             82,575       64,025       70,535
                                            -------      -------      -------

OPERATING INCOME                              8,360        7,821        7,163

OTHER INCOME, NET                                76          239          203
                                            -------      -------      -------

INCOME BEFORE INCOME DEDUCTIONS               8,436        8,060        7,366
                                            -------      -------      -------

INCOME DEDUCTIONS
  Interest on long-term debt                  1,863        1,864        1,853
  Other interest                                971          624          516
  Amortization of debt expense                  117          193          169
                                            -------      -------      -------

                                              2,951        2,681        2,538
                                            -------      -------      -------

NET INCOME                                    5,485        5,379        4,828
  Dividends on preferred stock                  178          178          178
                                            -------      -------      -------

NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK                        $ 5,307      $ 5,201      $ 4,650
                                            =======      =======      =======


SCHEDULE I
(cont.)

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                       SOUTHEASTERN MICHIGAN GAS COMPANY


                                 BALANCE SHEET

                                  A S S E T S
                                  -----------



                                                            December 31,
                                                      ------------------------
                                                        1996            1995
                                                      --------        --------
                                                       (Thousands of Dollars)
UTILITY PLANT
  Plant in service, at original cost                  $159,111        $142,645
    Less - Accumulated depreciation                     60,803          56,676
                                                      --------        --------
                                                        98,308          85,969
  Construction work in progress                             16             918
                                                      --------        --------

                                                        98,324          86,887
                                                      --------        --------

OTHER PROPERTY, NET                                        440             573
                                                      --------        --------

CURRENT ASSETS
  Cash and temporary cash investments, at cost              93             163
  Receivables
    Affiliates                                              27             369
    Nonaffiliates, less reserves of $476 and $128       11,796          10,155
  Accrued utility revenue                                6,998           6,533
  Material and supplies, at average cost                 1,634           1,858
  Gas in underground storage, at average cost            8,518           4,261
  Property taxes assessed and prepayments                1,822           1,678
  Accumulated deferred income taxes                         --             892
  Other current assets                                   3,627              --
                                                      --------        --------

                                                        34,515          25,909
                                                      --------        --------

DEFERRED CHARGES
  Unamortized debt expense                               1,602           1,719
  Other                                                 10,508           9,689
                                                      --------        --------

                                                        12,110          11,408
                                                      --------        --------

                                                      $145,389        $124,777
                                                      ========        ========

SCHEDULE I
(cont.)

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                       SOUTHEASTERN MICHIGAN GAS COMPANY


                                 BALANCE SHEET

                        CAPITALIZATION AND LIABILITIES

                                                            December 31,
                                                      ------------------------
                                                        1996            1995
                                                      --------        --------
                                                       (Thousands of Dollars)
CAPITALIZATION
  Common stock equity                                 $ 41,501        $ 40,594
  Cumulative preferred stock                             3,100           3,100
  Long-term debt                                        23,000          23,000
  Capital lease obligations                              2,319           1,826
                                                      --------        --------

                                                        69,920          68,520
                                                      --------        --------

CURRENT LIABILITIES
  Note payable to affiliate                             29,432          17,375
  Accounts payable
    Affiliates                                           2,202           1,912
    Nonaffiliates                                       11,083           5,402
  Customer advance payments                              2,889           3,023
  Accrued taxes                                          2,078           1,603
  Accumulated deferred income taxes                         48              --
  Amounts payable to customers                             328             682
  Other                                                  2,397           1,499
                                                      --------        --------

                                                        50,457          31,496
                                                      --------        --------

COMMITMENTS AND CONTINGENCIES

DEFERRED CREDITS
  Accumulated deferred income taxes                      4,643           4,240
  Unamortized investment tax credits                     1,859           2,027
  Customer advances for construction                     5,853           6,405
  Other                                                 12,657          12,089
                                                      --------        --------

                                                        25,012          24,761
                                                      --------        --------

                                                      $145,389        $124,777
                                                      ========        ========

SCHEDULE I
(cont.)

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                       SOUTHEASTERN MICHIGAN GAS COMPANY

                            STATEMENT OF CASH FLOWS
                                                 Years ended December 31,
                                            ---------------------------------
                                              1996        1995        1994
                                            --------    --------    --------
                                                 (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITY
  Cash received from customers              $ 88,606    $ 67,202    $ 81,263
  Cash paid for payrolls and to suppliers    (73,878)    (50,046)    (59,478)
  Interest paid                               (2,951)     (2,488)     (2,647)
  Income taxes paid                             (792)     (1,652)     (3,069)
  Taxes other than income taxes paid          (3,499)     (3,405)     (3,272)
  Other cash receipts, net                       445         372          11
                                            --------    --------    --------
    NET CASH FROM OPERATING ACTIVITY           7,931       9,983      12,808
                                            --------    --------    --------
CASH FLOW FROM INVESTING ACTIVITY
  Capital expenditures                       (15,487)    (10,759)     (6,371)
  Proceeds from sale of property
    and equipment less removal costs               7        (103)        128
                                            --------    --------    --------
    NET CASH FROM INVESTING ACTIVITY         (15,480)    (10,862)     (6,243)
                                            --------    --------    --------
CASH FLOW FROM FINANCING ACTIVITY
  Change in notes payable to affiliate        12,057       4,705      (7,270)
  Issuance of long-term debt                      --          --      23,000
  Repayment of long-term debt                     --          --     (17,502)
  Payment of dividends                        (4,578)     (4,378)     (4,178)
                                            --------    --------    --------
    NET CASH FROM FINANCING ACTIVITY           7,479         327      (5,950)
                                            --------    --------    --------
    NET INCREASE (DECREASE) IN CASH AND
    TEMPORARY CASH INVESTMENTS                   (70)       (552)        615

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of Year                              163         715         100
                                            --------    --------    --------
  End of Year                               $     93    $    163    $    715
                                            ========    ========    ========

RECONCILIATION OF NET INCOME TO
  NET CASH FROM OPERATING ACTIVITY
  Net income available for common stock     $  5,307    $  5,201    $  4,650
  Adjustments to reconcile net income to
    net cash from operating activity
      Depreciation                             4,477       4,111       3,869
      Deferred taxes and ITC                   1,175          94      (1,349)
      Accounts receivable                     (1,299)     (2,484)        697
      Accrued utility revenue                   (465)     (2,061)      1,737
      Materials and supplies and gas in
        underground storage                   (4,033)      4,374       2,421
      Property taxes assessed and
        prepayments                             (144)       (130)        271
      Accounts payable                         5,971         746      (1,438)
      Amounts payable to customers              (354)         64         102
      Other, net                              (2,704)         68       1,848
                                            --------    --------    --------
    NET CASH FROM OPERATING ACTIVITY        $  7,931    $  9,983    $ 12,808
                                            ========    ========    ========

SCHEDULE II

                                   SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                             (Thousands of Dollars)



                                                                      Additions     Deductions
                                                                      ---------    From Reserve
                                                           Balance    Provision   for Purpose of      Balance
                                                          Beginning    Charged   Which the Reserve      End
     Description                                          of Period   to Income    Was Provided      of Period
-------------------------------------------------------   ---------   ---------  -----------------   ---------


                                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                      ------------------------------------
RESERVE DEDUCTED FROM RECEIVABLES IN BALANCE SHEET -
  UNCOLLECTIBLE ACCOUNTS                                    $  729    $ 1,209         $  691          $ 1,247
                                                            ======    =======         ======          =======

RESERVE DEDUCTED FROM OTHER PROPERTY IN BALANCE SHEET       $2,401    $  -0-          $ -0-           $ 2,401
                                                            ======    =======         ======          =======

RESERVE FOR EQUITY INVESTMENT                               $ -0-     $32,942         $ -0-           $32,942
                                                            ======    =======         ======          =======


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
                                                            ======     ======         ======           ======


                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                                 Exhibit Index
                                   Form 10-K
                                     1996

                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
-------             -----------                           --------    ---------
  2       Plan of Acquisition, etc.                          NA           NA
  3       Articles of Incorporation and Bylaws
  3(a)    1--Articles of Incorporation of Southeastern
             Michigan Gas Enterprises, Inc.
             (Enterprises), as restated
             July 11, 1989.(a)                                            x
          2--Certificate of amendment to Article III of
             the Articles of Incorporation dated
             May 16, 1990.(b)                                             x
 3(b)     Bylaws of Enterprises--last revised
          March 1, 1995.(i)                                               x
 4(a)     Trust Indenture dated April 1, 1992, between
          Enterprises and NBD Bank, N.A. as Trustee.(e)                   x
 4(b)     Note Agreement dated June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(g)                                              x
 9        Voting Trust Agreement.                            NA           NA
10        Material Contracts.
10(a)     Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(c)                              x
10(b)     Group A Employment Contract.(f)                                 x
10(c)     Short-Term Incentive Plan.(f)                                   x
10(d)     Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(h)                                             x
11        Statement re computation of per share earnings.    NA           NA
12        Statements re computation of ratios.(d)                         x
13        Annual report to shareholders.                     NA           NA
16        Letter re change in certifying accountant.         NA           NA
18        Letter re change in accounting principles.         NA           NA
21        Subsidiaries of the Registrant.                    x
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consent of Independent Public Accountants.         x
24        Power of Attorney.                                 x
27        Financial Data Schedule.                           x
28        Information from reports furnished to state
          insurance regulatory authorities.                  NA           NA
99.1      Proxy Statement dated March 7, 1997.(j)                         x
99.2      Stock Option Certificate and Agreement
          dated October 10, 1996 between Enterprises
          and William L. Johnson.                            x
99.3      Stock Option Certificate and Agreement
          dated February 26, 1997 between Enterprises
          and William L. Johnson.                            x
99.4      Rights Agreement dated as of April 15, 1997
          between Enterprises and Continental Stock
          Transfer & Trust Company, as Rights Agent.         x

Key to Exhibits Incorporated by Reference

     (a) Filed with Enterprises' Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (b) Filed with Enterprises' Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (c) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (d) Filed with Enterprises' Form 10-K for 1991, dated March 27, 1992, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (f) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (g) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (h) Filed with Enterprises' Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (i) Filed with Enterprises' Form 10-K for 1995, dated March 28, 1995, File No. 0-8503.
     (j) Filed March 6, 1997, pursuant to Rule 14a-6 of the Exchange Act, File No. 0-8503.