Form 10-Q
period 1997-03-31
SEMCO ENERGY INC
filed 1997-05-15
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1997

                                      OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal period from               to
                                               -------------   ------------

                         Commission file number 0-8503


                              SEMCO Energy, Inc.
            (formerly Southeastern Michigan Gas Enterprises, Inc.) (Exact name of registrant as specified in its charter)

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

The number of shares of common stock outstanding as of April 30, 1997, is 12,368,135.

                              INDEX TO FORM 10-Q
                              ------------------

                       For Quarter Ended March 31, 1997



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

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                              SEMCO ENERGY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Thousands of Dollars Except Per Share Amounts)

                                                                       Three                   Twelve
                                                                   Months Ended             Months Ended
                                                                     March 31,                March 31,
                                                              ---------------------     ---------------------
                                                                1997         1996         1997         1996
                                                              --------     --------     --------     --------
OPERATING REVENUE
  Gas sales                                                   $ 89,795     $ 87,963     $221,203     $202,703
  Gas marketing                                                157,756       83,463      385,677      174,137
  Transportation                                                 3,952        3,518       12,792       12,423
  Other operations                                               1,232        1,184        4,565        5,098
                                                              --------     --------     --------     --------
                                                              $252,735     $176,128     $624,237     $394,361
                                                              --------     --------     --------     --------
OPERATING EXPENSES
  Cost of gas sold                                            $ 64,276     $ 61,525     $153,886     $135,718
  Cost of gas marketed                                         152,492       81,774      376,113      170,153
  Operations and maintenance                                    12,681       11,068       42,282       37,996
  Depreciation                                                   3,112        2,863       11,566       11,912
  Income taxes                                                   5,082        4,795        6,658        6,961
  Taxes other than income taxes                                  2,351        2,244        8,755        7,995
                                                              --------     --------     --------     --------
                                                              $239,994     $164,269     $599,260     $370,735
                                                              --------     --------     --------     --------
OPERATING INCOME                                              $ 12,741     $ 11,859     $ 24,977     $ 23,626
Write-down of NOARK investment,
  net of income taxes of $11,308                                    --           --      (21,000)          --
OTHER INCOME (LOSS), NET                                            79         (274)        (460)        (243)
                                                              --------     --------     --------     --------
INCOME BEFORE INCOME DEDUCTIONS                               $ 12,820     $ 11,585     $  3,517     $ 23,383
                                                              --------     --------     --------     --------
INCOME DEDUCTIONS
  Interest on long-term debt                                  $  2,129     $  2,128     $  8,515     $  8,517
  Other interest                                                   961          572        2,555        1,625
  Amortization of debt expense                                      93           94          372          430
  Dividends on preferred stock                                      48           49          193          195
                                                              --------     --------     --------     --------
                                                              $  3,231     $  2,843     $ 11,635     $ 10,767
                                                              --------     --------     --------     --------
NET INCOME (LOSS)                                             $  9,589     $  8,742     $ (8,118)    $ 12,616
                                                              ========     ========     ========     ========
EARNINGS (LOSS) PER SHARE                                     $    .74     $    .67     $   (.62)    $    .97
                                                              ========     ========     ========     ========
CASH DIVIDENDS PER SHARE                                      $    .19     $    .18     $    .75     $    .72
                                                              ========     ========     ========     ========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)      13,021       13,014       13,019       13,028
                                                              ========     ========     ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                              SEMCO ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS


                                  A S S E T S



                                          (Unaudited)               (Unaudited)
                                           March 31,  December 31,   March 31,
                                             1997         1996         1996
                                           --------     --------     --------
                                                 (Thousands of Dollars)
UTILITY PLANT
  Plant in service, at cost                $345,156     $342,778     $319,845
    Less - Accumulated depreciation          98,099       96,391       90,558
                                           --------     --------     --------
                                           $247,057     $246,387     $229,287
OTHER PROPERTY, net                           9,582        9,585       11,091
                                           --------     --------     --------
                                           $256,639     $255,972     $240,378
                                           --------     --------     --------
CURRENT ASSETS
  Cash and temporary cash investments,
    at cost                                $  8,006     $ 10,232     $  4,100
  Receivables, less allowances of
    $1,291 at March 31, 1997, $1,247
    at December 31, 1996 and $883
    at March 31, 1996                        47,929       43,585       52,779
  Accrued revenue                            47,671       76,549       47,352
  Materials and supplies, at average cost     2,799        3,025        3,548
  Gas in underground storage                  5,314       33,596        4,735
  Gas charges, recoverable from customers    10,586       13,791        5,131
  Accumulated deferred income taxes             363          364        2,346
  Other                                       5,837       10,040        3,375
                                           --------     --------     --------
                                           $128,505     $191,182     $123,366
                                           --------     --------     --------
DEFERRED CHARGES
  Unamortized debt expense                 $  5,235     $  5,328     $  5,620
  Deferred gas charges, recoverable
    from customers                              203          290          552
  Advances to equity investees                5,910        5,062        4,218
  Other                                      21,277       20,445       19,567
                                           --------     --------     --------
                                           $ 32,625     $ 31,125     $ 29,957
                                           --------     --------     --------
                                           $417,769     $478,279     $393,701
                                           ========     ========     ========


The notes to the consolidated financial statements are an integral part of these statements.

                              SEMCO ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS

                   STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                          (Unaudited)               (Unaudited)
                                           March 31,  December 31,   March 31,
                                             1997         1996         1996
                                           --------     --------     --------
                                                 (Thousands of Dollars)
COMMON STOCK EQUITY
  Common stock-par value $1 per share,
    20,000,000 shares authorized;
    12,390,303, 12,400,331 and
    11,806,066 shares outstanding          $ 12,390     $ 12,400     $ 11,806
  Capital surplus                            79,299       79,489       80,035
  Retained earnings (deficit)                 5,645       (1,507)      23,514
                                           --------     --------     --------
                                           $ 97,334     $ 90,382     $115,355
                                           --------     --------     --------
CUMULATIVE CONVERTIBLE PREFERRED STOCK
  Convertible preferred stock - par value
    $1 per share; authorized 500,000
    shares issuable in series; each
    convertible to 4.11 common shares      $      7     $      7     $      7
  Capital surplus                               162          162          165
                                           --------     --------     --------
                                           $    169     $    169     $    172
                                           --------     --------     --------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
  $100 par value (redemption price
    $105 per share); authorized
    50,000 shares issuable in series;
    31,000 shares outstanding              $  3,100     $  3,100     $  3,100
                                           --------     --------     --------
LONG-TERM DEBT INCLUDING CAPITAL LEASES    $106,041     $106,468     $105,819
                                           --------     --------     --------
CURRENT LIABILITIES
  Notes payable to banks                   $ 61,400     $ 91,100     $ 42,500
  Current portion of long-term debt
    and capital leases                        1,561        1,644        1,569
  Accounts payable                           49,746       91,360       52,617
  Customer advance payments                   1,893        5,612        1,596
  Accrued taxes                               6,014          243        6,742
  Accrued interest                            2,706        1,272        2,649
  Other                                       6,939        6,998        5,319
                                           --------     --------     --------
                                           $130,259     $198,229     $112,992
                                           --------     --------     --------
DEFERRED CREDITS
  Reserve for equity investment            $ 32,942     $ 32,942     $     --
  Accumulated deferred income taxes          10,365       10,113       19,274
  Unamortized investment tax credit           2,718        2,782        2,982
  Customer advances for construction          8,483        8,621        9,251
  Other                                      26,358       25,473       24,756
                                           --------     --------     --------
                                           $ 80,866     $ 79,931     $ 56,263
                                           --------     --------     --------
                                           $417,769     $478,279     $393,701
                                           ========     ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                              SEMCO ENERGY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Thousands of Dollars)
                                                               Three Months Ended       Twelve Months Ended
                                                                   March 31,                 March 31,
                                                             ---------------------     ---------------------
                                                               1997         1996         1997         1996
                                                             --------     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                               $276,058     $142,595     $621,785     $339,807
  Cash paid for payrolls and to suppliers                    (238,264)    (121,573)    (574,465)    (302,748)
  Interest paid                                                (1,655)      (1,266)     (10,932)     (10,259)
  Income taxes paid                                               --           --        (3,275)      (4,169)
  Taxes other than income taxes paid                             (980)        (285)      (8,892)      (7,624)
  Other cash receipts and payments, net                           259        1,405        1,753        1,100
                                                             --------     --------     --------     --------
    NET CASH FROM OPERATING ACTIVITIES                       $ 35,418     $ 20,876     $ 25,974     $ 16,107
                                                             --------     --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Natural gas distribution property additions                $ (4,295)    $ (4,931)    $(29,533)    $(28,290)
  Other property additions                                       (102)        (107)        (335)        (744)
  Property retirement costs, net of proceeds                      (14)         145          706          843
  Proceeds from sale and leaseback of capital assets              --           --           --         3,737
  Advances to equity investees                                   (848)         --        (1,692)      (2,552)
                                                             --------     --------     --------     --------
    NET CASH FROM INVESTING ACTIVITIES                       $ (5,259)    $ (4,893)    $(30,854)    $(27,006)
                                                             --------     --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                   $  1,273     $  1,360     $  5,045     $  5,512
  Repurchase of common stock (see note 3)                      (1,473)      (1,902)      (5,200)      (6,931)
  Net change in notes payable to banks                        (29,700)      (9,200)      18,900       23,300
  Repayment of long-term debt                                     --           --           (15)      (1,290)
  Payment of dividends                                         (2,485)      (2,405)      (9,944)      (9,523)
                                                             --------     --------     --------     --------
    NET CASH FROM FINANCING ACTIVITIES                       $(32,385)    $(12,147)    $  8,786     $ 11,068
                                                             --------     --------     --------     --------
    NET INCREASE (DECREASE) IN CASH AND
    TEMPORARY CASH INVESTMENTS                               $ (2,226)    $  3,836     $  3,906     $    169
                                                             --------     --------     --------     --------
CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of Period                                        $ 10,232     $    264     $  4,100     $  3,931
                                                             --------     --------     --------     --------
  End of Period                                              $  8,006     $  4,100     $  8,006     $  4,100
                                                             ========     ========     ========     ========
RECONCILIATION OF NET INCOME TO
 NET CASH FROM OPERATING ACTIVITIES
  Net income (loss)                                          $  9,589     $  8,742     $ (8,118)    $ 12,616
  Adjustments to reconcile net income (loss) to
   net cash from operating activities:
    Depreciation                                                3,112        2,863       11,566       11,912
    Write-down of NOARK investment, net                           --           --        21,000          --
    Deferred taxes and investment tax credits                     189           30        4,117          476
    Equity (income) loss, net of distributions                     18        1,746        2,012        2,320
    Receivables                                                (4,344)     (20,459)       4,850      (25,047)
    Accrued revenue                                            28,878       (8,498)        (319)     (23,939)
    Materials and supplies and gas in underground storage      28,508       15,169          170        2,843
    Gas charges, recoverable from customers                     3,205          723       (5,455)      (1,550)
    Other current assets                                        4,203        2,452       (3,088)       4,517
    Accounts payable                                          (41,614)      14,599       (2,871)      34,720
    Customer advances and amounts payable to customers         (3,857)      (4,925)        (471)      (3,576)
    Accrued taxes                                               5,771        6,038         (728)       2,449
    Other, net                                                  1,760        2,396        3,309       (1,634)
                                                             --------     --------     --------     --------
      NET CASH FROM OPERATING ACTIVITIES                     $ 35,418     $ 20,876     $ 25,974     $ 16,107
                                                             ========     ========     ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                              SEMCO ENERGY, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES

     Under the rules and regulations of the Securities and Exchange Commission for Form 10-Q Quarterly Reports, certain footnotes and other financial statement information normally included in SEMCO Energy, Inc.'s (the Company's), formerly Southeastern Michigan Gas Enterprises, Inc.'s, year-end financial statements have been condensed or omitted in the accompanying unaudited financial statements. These financial statements prepared by the Company should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information in the accompanying financial statements reflects, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the information shown, subject to year-end and other adjustments, as later information may require.

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

     Earnings Per Share. In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). In general, this statement requires replacement of Primary EPS, which the company currently uses to calculate EPS, with Basic EPS. Basic EPS is computed by dividing reported earnings available to common share holders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included in the Basic EPS calculation. Due to the fact that the Compan-y- has an immaterial amount of dilutive securities, calculation of Basic EPS under the new standard will not differ from the Company's current calculation.

     Fully diluted EPS, now referred to as diluted EPS, is still required.

     SFAS 128 is effective for financial statements for periods ending after
December 15, 1997.   As of March 31, 1996, the Company did not have a
material amount of dilutive securities which would require the disclosure of fully diluted EPS. Therefore, this statement does not have any impact on the Company's current earnings per share calculation.

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

     As of March 31, 1997, the Company did not have any material stock-based compensation plans in effect. At the the Company's 1997 annual meeting in April, however, shareholders approved a Long-Term Incentive Plan providing for stock-based awards to key management personnel and directors. Awards would take the form of one or more of the following: stock options, restricted stock, stock appreciation rights, performance units and other stock incentives deemed appropriate. Up to 500,000 shares of the Company's common stock would be available for this plan.


(2)  CAPITALIZATION

Common Stock Equity
-------------------

     On April 15, 1997, the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.20 per share. In addition, the Board declared a 5% common stock dividend. Both dividends are payable on May 15 to shareholders of record on May 5. Earnings per common share, cash dividends per common share and weighted average number of shares outstanding give retroactive effect for all periods presented to the 5% stock dividends in May 1997 and 1996.

     In February 1997, the Company paid a quarterly cash dividend of $.20 per share to its common shareholders. Of the total cash dividend of $2,437,000, $863,000 was reinvested by shareholders into common stock through participation in the Dividend Reinvestment and Common Stock Purchase Plan (DRIP). This portion of the quarterly dividend and shareholders' optional cash payments of $410,000, resulted in 64,138 new shares issued to existing shareholders during the quarter pursuant to the DRIP.

     The Company purchases shares of its own common stock in the open market for reissuance pursuant to the DRIP. In the first quarter of 1997, the Company purchased 74,166 shares for $1,473,000.


(3)  COMMITMENTS AND CONTINGENCIES

     SEMCO Arkansas Pipeline Company, a wholly-owned subsidiary of SEMCO Energy Ventures, Inc. (Energy Ventures), has a 32% interest in a partnership which operates the NOARK Pipeline System. NOARK is a 302-mile intrastate natural gas pipeline, originating in northwest Arkansas and extending northeast across the state.

     The Company, SEMCO Arkansas Pipeline Company and Energy Ventures have guaranteed 40% of the principal and interest payments on approximately $80,912,500 of debt used to finance the pipeline. Of the total debt, $52,762,500 is outstanding pursuant to a long-term arrangement requiring annual principal payments of approximately $3,150,000 together with interest on the unpaid balance. This arrangement matures in 2009 and has a fixed interest rate of 9.7375%. The remaining debt is pursuant to a $30,000,000 multibank revolving line of credit which currently matures April 26, 1998. Under the terms of the credit agreement, NOARK may request, on an annual basis, a one-year extension of the then-effective termination date. At March 31, 1997, NOARK had $28,150,000 outstanding under the agreement with interest payments at a variable interest rate.

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

     NOARK used the Vesta settlement to temporarily reduce outstanding borrowings on its revolving line of credit. Therefore, the Company was not required to make another contribution to NOARK until October 1996, when the Company contributed $844,000. In January and April 1997, the Company contributed an additional $848,000 and $816,000, respectively, and estimates its required contributions to NOARK for the balance of 1997 to approximate $1,600,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     Net income for the quarter ended March 31, 1997 was $9,589,000 ($.74 per share) compared to $8,742,000 ($.67 per share) for the quarter ended March 31, 1996.

     For the twelve months ended March 31, 1997, the Company recorded a net loss of $8,118,000 ($.62 per share), which includes the December 1996 $21,000,000 after-tax write-down of the Company's investment in the NOARK Pipeline System (NOARK). Excluding the NOARK write-down, the Company's net income was $12,882,000 ($.99 per share). This compares to net income of $12,616,000 ($.97 per share) for the twelve months ended March 31, 1996.

     Since the Company's primary business of natural gas distribution depends upon the winter months for the majority of its operating revenue, a substantial portion of the annual results of operations is earned during the first quarter of the year. Therefore, the Company's results of operations for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of results for a full year.

     See Note 3 in the notes to the consolidated financial statements for a discussion of commitments and contingencies.

     A comparison of quarterly and twelve-month-to-date revenues, margins and system throughput follows on the next page.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)

                                                                Three Months Ended       Twelve Months Ended
                                                                     March 31,                 March 31,
                                                              ---------------------     ---------------------
                                                                1997          1996        1997         1996
                                                              --------      -------     --------     --------
                                                                         (in thousands of dollars)
Operating Revenue
  Gas Sales
    Residential                                               $ 57,063      $55,319     $140,388     $127,256
    Commercial                                                  27,614       26,576       66,547       60,305
    Industrial                                                   5,118        6,068       14,268       15,142
                                                              --------      -------     --------     --------
                                                              $ 89,795      $87,963     $221,203     $202,703
  Cost of Gas Sold                                              64,276       61,525      153,886      135,718
                                                              --------      -------     --------     --------
    Gross Margin                                              $ 25,519      $26,438     $ 67,317     $ 66,985
                                                              ========      =======     ========     ========

  Gas Marketing                                               $157,756      $83,463     $385,677     $174,137
  Cost of Gas Marketed                                         152,492       81,774      376,113      170,153
                                                              --------      -------     --------     --------
                                                              $  5,264      $ 1,689     $  9,564     $  3,984
                                                              ========      =======     ========     ========

  Transportation Revenue                                      $  3,952      $ 3,518     $ 12,792     $ 12,423
                                                              ========      =======     ========     ========

  Other                                                       $  1,232      $ 1,184     $  4,565     $  5,098
                                                              ========      =======     ========     ========
                                                                        (in millions of cubic feet)
  Gas Volumes
    Gas Sales
      Residential                                               11,489       12,096       26,096       26,369
      Commercial                                                 5,886        6,103       13,453       13,487
      Industrial                                                 1,149        1,544        2,990        3,588
                                                              --------      -------     --------     --------
                                                                18,524       19,743       42,539       43,444
                                                              ========      =======     ========     ========

    Gas Marketing                                               54,245       30,274      153,399       85,609
                                                              ========      =======     ========     ========

    Gas Transported                                              6,270        5,947       20,855       22,311
                                                              ========      =======     ========     ========

  Degree Days - Actual                                           3,168        3,546        6,721        7,457
              - Percent of Normal                                   96%         108%          99%         110%
  Gas Sales Customers-Average                                  235,515      227,558      230,790      223,887

QUARTER RESULTS

     Gross margin on gas sales from the Company's gas utility operations decreased by $919,000 (3.5%) as gas volumes sold for the three month period ended March 31, 1997 decreased 6% from the same period in 1996. Volumes decreased, despite the addition of over 7,900 customers (3.5%), primarily due to 11% warmer temperatures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     SEMCO Energy Services, Inc. (Energy Service), a wholly owned subsidiary of the Company, posted increased gas marketing revenue of $74,293,000 (89%) on increased volumes totaling 23,971,000 thousand cubic feet (Mcf) (79%). This resulted in an increase in gas marketing margin of $1,721,000, net of gas marketer incentive compensation. The improved performance of the Company's marketing operations are attributable to the new Northeast and Mid-Atlantic marketing offices opened in late 1995 and late 1996, respectively, and the Midwest office, which was expanded to include the Chicago and Wisconsin markets in late 1995.

     Operations and maintenance expense increased by $1,613,000 (15%) in the first quarter compared to a year ago due primarily to a $1,854,000 increase in gas marketer incentive compensation.

     Depreciation and taxes other than income taxes increased by $249,000 (9%) and $107,000 (5%), respectively, due primarily to utility plant additions. The increase in income taxes is due to higher pre-tax earnings.

     Other income (loss), net, improved to income of $79,000 in the first quarter of 1997 from a loss of $274,000 in the first quarter of 1996. This improvement highlights the impact of the Company's December 1996 write-down of its investment in the NOARK Pipeline System. Due to the write-down, the Company did not record any loss for NOARK in the first quarter of 1997. In the first quarter of 1996, the Company recorded a loss of $426,000 on its investment in NOARK.

     Other interest increased $389,000 (68%), over the prior year, due to higher borrowings on the Company's lines of credit. The increased borrowings were primarily for utility plant additions and increased working capital to support the higher marketing activity.

     The Company utilizes its short-term lines, along with operating cash flows, to finance its growth in utility plant. When appropriate, the Company will refinance its short-term lines with long-term debt, common stock or other long-term financing instruments. In 1997, the Company expects to refinance a portion of its $61,400,000 outstanding short-term credit facilities.

TWELVE-MONTH RESULTS

     Gas sales margin generated by the Company's utilities increased $332,000 (.5%) for the twelve month period ended March 31, 1997, compared to the same period a year earlier. Ten percent warmer weather offset most of the impact of adding over 6,900 gas sales customers.

     Transportation volumes decreased by 1,456,000 MMcf (7%) while transportation revenue declined by $369,000 (3%). The decrease in volumes was primarily due to less transportation for customers who have alternative fuel sources--primarily coal. During the twelve months ended March 31, 1997, "coal-displacement" transportation volumes were significantly lower than the prior twelve-month period. Transportation revenues declined at only 3%, despite the larger volume decline, because coal-displacement volumes generally contribute a lower revenue per unit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Gas marketing revenues and volumes increased $211,540,000 (121%) and 67,790,000 Mcf (79%), respectively, from the prior period, generating a $2,307,000 increase in marketing margin, net of gas marketer incentive compensation. The twelve-month comparison of marketing activities highlights the increased volumes from Energy Services' establishment of new marketing offices in late-1995 and 1996.

     Operations and maintenance increased $4,286,000 (11%) in the current period compared to the same period a year ago. Higher gas marketer incentive compensation ($3,273,000) was the primary reason for the increase. In addition, a December 1995 change in the classification of the Company's vehicle fleet from depreciation to operations expense and higher benefit costs, including pension and retiree medical, also contributed to the increase.

     The December 1995 change in the classification of the Company's vehicle fleet, offset partially by the impact of utility plant additions, was also the primary reason why depreciation decreased by $346,000 (2.9%) between the twelve-month periods.

     Other income (loss), net, decreased from a loss of $243,000 for the twelve months ended March 31, 1996 to a loss of $460,000 in the same period ending March 31, 1997. The twelve-month results for 1996 include a non-recurring gain of $1,251,000, net of tax, on the settlement of a lawsuit involving NOARK. Excluding this gain, the loss from NOARK, net of tax, was $1,276,000 for the twelve-month period ended March 31, 1997 compared to $1,870,000 for the same period ended March 31, 1996.

     Other interest increased by $930,000 (6%) due to higher average borrowings on short-term lines. The higher borrowings were used primarily to support utility plant additions.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash from operating activities for the three and twelve month periods ended March 31, 1997, as compared to the same periods last year, increased $14,542,000 and $9,867,000, respectively. The changes in operating cash flows between the periods is primarily due to the timing of cash receipts and cash payments and its effect on working capital.

     The Company anticipates spending approximately $25,000,000 for capital items during the remainder of 1997. These estimated amounts will primarily relate to customer additions and system replacement in the gas distribution operations.

     See Note 3 for a discussion of contributions to the NOARK Pipeline System pursuant to the Company's guarantees of the pipeline's debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Financing activities used $32,385,000 in funds during the first quarter of 1997, primarily to reduce notes payable to banks.


FUTURE FINANCING SOURCES

     The remainder of the Company's operating cash flow needs, as well as dividend payments and capital expenditures for the balance of 1996, is expected to be generated primarily through operating activities and short-term borrowings, although the Company does expect to issue long-term financing during 1997 to pay-down some of its short-term lines.

     At March 31, 1997, the Company had $38,500,000 in unused lines of credit. Cash inflows from a reduction in receivables from heating season sales will also provide the Company with funds during the second quarter of the year.

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

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits - (See page 18 for the Exhibit Index.)

          --Articles of Incorporation of SEMCO Energy, Inc. (formerly
               Southeastern Michigan Gas Enterprises, Inc.), as restated
               July 11, 1989.
          --Certificate of Amendment to Article III of the Articles of
               Incorporation dated May 16, 1990.
          --Certificate of Amendment to Articles I, III and VI of the Articles
               of Incorporation dated April 16, 1997.
          --Bylaws--last revised March 1, 1995.
          --Trust Indenture dated April 1, 1992, with NBD Bank, N.A. as
               Trustee.
          --Note Agreement dated as of June 1, 1994, relating to issuance of
               $80,000,000 of long-term debt.
          --Rights Agreement dated as of April 15, 1997 with Continental Stock
               Transfer & Trust Company, as Rights Agent.
          --Guaranty Agreement dated October 10, 1991, relating to financing of
               NOARK.
          --Short-Term Incentive Plan.
          --Deferred Compensation and Phantom Stock Purchase Agreement (for
               outside directors only).
          --Supplemental Retirement Plan for Certain Officers.
          --1997 Long-Term Incentive Plan.
          --Stock Option Certificate and Agreement dated October 10, 1996 with
               William L. Johnson.
          --Stock Option Certificate and Agreement dated February 26, 1997 with
               William L. Johnson.

     (a)  List of Exhibits - (Continued)

          --Employment Agreement dated October 10, 1996, with William L.
               Johnson.
          --Change of Control Employment Agreement dated October 10, 1996, with
               William L. Johnson.
          --Proxy Statement dated March 7, 1997.

     (b)  Reports on Form 8-K.

          On February 18, 1997, the Company filed Form 8-K to report on the write-down of the Company's investment in the NOARK asset, adoption of a shareholder rights plan, adoption of a long-term incentive plan and approval of a change in the name of the Company.

Preference Stock
----------------

     In January 1997, the Board of Directors adopted a shareholder rights plan ("the Plan"). At the Company's Annual Meeting of Shareholders in April 1997, shareholders approved 3,000,000 shares of a new class of Preference Stock, 2,000,000 shares of which is reserved under the Plan for sale to common shareholders at a 50% discount to its value pursuant to the Plan. Common shareholders will be able to purchase the Preference Stock under limited conditions involving an attempt to take over the Company by means deemed by the Board of Directors to be coercive or unfair. Under such circumstances, the person or group trying to take over the Company do not have the right to purchase Preference Stock even if they are common shareholders. The purpose of the Plan is to preserve for the Company's shareholders the long-term value of the Company in the event of a potential takeover which appears to the Board to be coercive or unfair. At the present time the Company knows of no attempt or plan by anyone to take over the Company. The other 1,000,000 authorized shares can be used for other corporate purposes as deemed appropriate by the Board of Directors of the Company.

     The information appearing under the caption "Proposal To Create Preference Stock" in the Company's definitive proxy statement (filed pursuant to Regulation 14A) with respect to Registrant's April 15, 1997 Annual Meeting of Shareholders is incorporated by reference herein.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SEMCO ENERGY, INC.
                                               (Registrant)



Dated:  May 15, 1997
                                      By:  /s/Robert F. Caldwell
                                          -------------------------------------
                                          Robert F. Caldwell
                                          Executive Vice President and
                                          Principal Accounting and Financial
                                          Officer

                                 EXHIBIT INDEX
                                   Form 10-Q
                              First Quarter 1997
                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
--------            -----------                           --------    ---------
 2        Plan of Acquisition, etc.                          NA           NA
 3.(i).1  Articles of Incorporation of SEMCO Energy, Inc.
          (formerly Southeastern Michigan Gas
          Enterprises, Inc.), as restated
          July 11, 1989.(e)                                               x
 3.(i).2  Certificate of Amendment to Article III
          of the Articles of Incorporation dated
          May 16, 1990.(f)                                                x
 3.(i).3  Certificate of Amendment to Articles I,
          III and VI of the Articles of Incorporation
          dated April 16, 1997.                              x
 3.(ii)   Bylaws--last revised March 1, 1995.(g)                          x
 4.1      Trust Indenture dated April 1, 1992, with
          NBD Bank, N.A. as Trustee.(b)                                   x
 4.2      Note Agreement dated as of June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(d)                                              x
 4.3      Rights Agreement dated as of April 15, 1997
          with Continental Stock Transfer & Trust Company,
          as Rights Agent.(k)                                             x
10        Material Contracts.
10.1      Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(a)                              x
10.2      Short-Term Incentive Plan.(c)                                   x
10.3      Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(h)                                             x
10.4      Supplemental Retirement Plan for Certain
          Officers.(i)                                                    x
10.5      1997 Long-Term Incentive Plan.(k)                               x
10.6      Stock Option Certificate and Agreement
          dated October 10, 1996 with
          William L. Johnson.(l)                                          x
10.7      Stock Option Certificate and Agreement
          dated February 26, 1997 with
          William L. Johnson.(l)                                          x
10.8      Employment Agreement dated October 10, 1996,
          with William L. Johnson.                           x
10.9      Change of Control Employment Agreement dated
          October 10, 1996, with William L. Johnson.         x
11        Statement re computation of per share earnings.    NA           NA
15        Letter re unaudited interim financial
          information.                                       NA           NA
18        Letter re change in accounting principle.          NA           NA

                                 EXHIBIT INDEX
                                  (Continued)
                                   Form 10-Q
                              First Quarter 1997
                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
--------            -----------                           --------    ---------
19        Report furnished to security holders.              NA           NA
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consent of Independent Public Accountants.         NA           NA
24        Power of Attorney.                                 NA           NA
27        Financial Data Schedule.                           x
99.1      Proxy Statement dated March 7, 1997.(j)                         x



Key to Exhibits Incorporated by Reference

     (a) Filed with SEMCO Energy, Inc.'s (formerly Southeastern Michigan Gas Enterprises, Inc.'s) Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (b) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (c) Filed with SEMCO Energy, Inc.'s Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (d)  Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended
          June 30, 1994, File No. 0-8503.
     (e) Filed with SEMCO Energy, Inc.'s Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (f) Filed with SEMCO Energy, Inc.'s Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (g) Filed with SEMCO Energy, Inc.'s Form 10-K for 1994, dated March 28, 1995, File No. 0-8503.
     (h) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (i)  Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended
          March 31, 1996, File No. 0-8503.
     (j) Filed March 6, 1997, pursuant to Rule 14a-6 of the Exchange Act, File No. 0-8503.
     (k) Filed as part of SEMCO Energy, Inc.'s 1997 Proxy Statement, dated March 7, 1997, File No. 0-8503.
     (l) Filed with SEMCO Energy, Inc.'s Form 10-K for 1996, dated March 27, 1997, File No. 0-8503.