Form 10-Q
period 1997-06-30
SEMCO ENERGY INC
filed 1997-08-13
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1997

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

The number of shares of common stock outstanding as of July 31, 1997, is 13,024,347.

                              INDEX TO FORM 10-Q
                              ------------------

                        For Quarter Ended June 30, 1997



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

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                              SEMCO ENERGY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Thousands of Dollars Except Per Share Amounts)

                                                                Three Months Ended      Six Months Ended      Twelve Months Ended
                                                                     June 30,                June 30,               June 30,
                                                                ------------------     -------------------    -------------------
                                                                 1 9 9 7   1 9 9 6      1 9 9 7    1 9 9 6     1 9 9 7    1 9 9 6
                                                                --------   -------     --------   --------    --------   --------
OPERATING REVENUE
  Gas sales                                                     $ 36,389   $38,624     $126,184   $126,587    $218,968   $207,804
  Gas marketing                                                   80,943    39,876      238,699    123,339     426,744    186,033
  Transportation                                                   3,037     2,821        6,989      6,339      13,008     12,329
  Other operations                                                 1,112     1,069        2,344      2,253       4,608      4,844
                                                                --------   -------     --------   --------    --------   --------
                                                                $121,481   $82,390     $374,216   $258,518    $663,328   $411,010
                                                                --------   -------     --------   --------    --------   --------
OPERATING EXPENSES
  Cost of gas sold                                              $ 22,994   $25,840     $ 87,270   $ 87,365    $151,040   $140,054
  Cost of gas marketed                                            79,943    39,195      232,435    120,969     416,861    182,183
  Operations and maintenance                                      10,159     9,614       22,840     20,682      42,827     38,841
  Depreciation                                                     3,110     2,797        6,222      5,660      11,879     11,734
  Income taxes                                                        35       123        5,117      4,918       6,570      6,676
  Taxes other than income taxes                                    2,242     2,125        4,593      4,369       8,872      8,160
                                                                --------   -------     --------   --------    --------   --------
                                                                $118,483   $79,694     $358,477   $243,963    $638,049   $387,648
                                                                --------   -------     --------   --------    --------   --------
OPERATING INCOME                                                $  2,998   $ 2,696     $ 15,739   $ 14,555    $ 25,279   $ 23,362
Write-down of NOARK investment,
  net of income taxes of $11,308                                      --        --           --         --     (21,000)        --
OTHER INCOME (LOSS), NET                                             (33)      (45)          46       (319)       (448)       (51)
                                                                --------   -------     --------   --------    --------   --------
INCOME BEFORE INCOME DEDUCTIONS                                 $  2,965   $ 2,651     $ 15,785   $ 14,236    $  3,831   $ 23,311
                                                                --------   -------     --------   --------    --------   --------
INCOME DEDUCTIONS
  Interest on long-term debt                                    $  2,127   $ 2,129     $  4,256   $  4,257    $  8,513   $  8,513
  Other interest                                                     570       292        1,531        864       2,833      1,782
  Amortization of debt expense                                        97        93          190        187         376        411
  Dividends on preferred stock                                        49        48           97         97         194        195
                                                                --------   -------     --------   --------    --------   --------
                                                                $  2,843   $ 2,562     $  6,074   $  5,405    $ 11,916   $ 10,901
                                                                --------   -------     --------   --------    --------   --------
NET INCOME (LOSS)                                               $    122   $    89     $  9,711   $  8,831    $ (8,085)  $ 12,410
                                                                ========   =======     ========   ========    ========   ========
EARNINGS (LOSS) PER SHARE                                       $    .01   $   .01     $    .75   $    .68    $   (.62)  $    .95
                                                                ========   =======     ========   ========    ========   ========
CASH DIVIDENDS PER SHARE                                        $    .20   $   .18     $    .38   $    .36    $    .76   $    .72
                                                                ========   =======     ========   ========    ========   ========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)        13,003    13,008       13,012     13,011      13,017     13,016
                                                                ========   =======     ========   ========    ========   ========

The notes to the consolidated financial statements are an integral part of these statements.

                              SEMCO ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS


                                  A S S E T S



                                          (Unaudited)               (Unaudited)
                                           June 30,   December 31,   June 30,
                                             1997         1996         1996
                                           --------     --------     --------
                                                 (Thousands of Dollars)
UTILITY PLANT
  Plant in service, at cost                $354,322     $342,778     $324,928
    Less - Accumulated depreciation         101,325       96,391       93,554
                                           --------     --------     --------
                                           $252,997     $246,387     $231,374
OTHER PROPERTY, net                           9,373        9,585       10,940
                                           --------     --------     --------
                                           $262,370     $255,972     $242,314
                                           --------     --------     --------
CURRENT ASSETS
  Cash and temporary cash investments,
    at cost                                $  5,586     $ 10,232     $  5,770
  Receivables, less allowances of
    $1,103 at June 30, 1997, $1,247
    at December 31, 1996 and $785
    at June 30, 1996                         22,224       43,585       20,976
  Accrued revenue                            31,071       76,549       17,556
  Materials and supplies, at average cost     3,021        3,025        4,099
  Gas in underground storage                 22,705       33,596       15,899
  Gas charges, recoverable from customers    10,758       13,791        9,400
  Accumulated deferred income taxes             361          364        2,345
  Other                                       3,261       10,040        2,541
                                           --------     --------     --------
                                           $ 98,987     $191,182     $ 78,586
                                           --------     --------     --------
DEFERRED CHARGES
  Unamortized debt expense                 $  5,270     $  5,328     $  5,515
  Deferred gas charges, recoverable
    from customers                              116          290          431
  Advances to equity investees                6,726        5,062        4,218
  Other                                      19,881       20,445       20,360
                                           --------     --------     --------
                                           $ 31,993     $ 31,125     $ 30,524
                                           --------     --------     --------
                                           $393,350     $478,279     $351,424
                                           ========     ========     ========


The notes to the consolidated financial statements are an integral part of these statements.

                              SEMCO ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS

                   STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                          (Unaudited)               (Unaudited)
                                           June 30,   December 31,   June 30,
                                             1997         1996         1996
                                           --------     --------     --------
                                                 (Thousands of Dollars)
COMMON STOCK EQUITY
  Common stock-par value $1 per share,
    20,000,000 shares authorized;
    13,018,144, 12,400,331 and
    12,376,737 shares outstanding          $ 13,018     $ 12,400     $ 12,377
  Capital surplus                            78,879       79,489       79,179
  Retained earnings (deficit)                 3,229       (1,507)      21,244
                                           --------     --------     --------
                                           $ 95,126     $ 90,382     $112,800
                                           --------     --------     --------
CUMULATIVE CONVERTIBLE PREFERRED STOCK
  Convertible preferred stock - par value
    $1 per share; authorized 500,000
    shares issuable in series; each
    convertible to 4.11 common shares      $      7     $      7     $      7
  Capital surplus                               162          162          165
                                           --------     --------     --------
                                           $    169     $    169     $    172
                                           --------     --------     --------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
  $100 par value (redemption price
    $105 per share); authorized
    50,000 shares issuable in series;
    31,000 shares outstanding              $  3,100     $  3,100     $  3,100
                                           --------     --------     --------
LONG-TERM DEBT INCLUDING CAPITAL LEASES    $105,689     $106,468     $105,702
                                           --------     --------     --------
CURRENT LIABILITIES
  Notes payable to banks                   $ 50,700     $ 91,100     $ 29,000
  Current portion of long-term debt
    and capital leases                        1,438        1,644        1,394
  Accounts payable                           45,354       91,360       29,199
  Customer advance payments                   1,986        5,612        1,757
  Accrued taxes                               3,700          243        5,229
  Accrued interest                            1,030        1,272          977
  Other                                       6,331        6,998        5,232
                                           --------     --------     --------
                                           $110,539     $198,229     $ 72,788
                                           --------     --------     --------
DEFERRED CREDITS
  Reserve for equity investment            $ 32,942     $ 32,942     $     --
  Accumulated deferred income taxes          10,616       10,113       19,420
  Unamortized investment tax credit           2,651        2,782        2,915
  Customer advances for construction          7,708        8,621        8,854
  Other                                      24,810       25,473       25,673
                                           --------     --------     --------
                                           $ 78,727     $ 79,931     $ 56,862
                                           --------     --------     --------
                                           $393,350     $478,279     $351,424
                                           ========     ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                              SEMCO ENERGY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Thousands of Dollars)
                                                                Three Months Ended      Six Months Ended       Twelve Months Ended
                                                                     June 30,                June 30,                June 30,
                                                               -------------------     -------------------     -------------------
                                                                1 9 9 7    1 9 9 6      1 9 9 7    1 9 9 6      1 9 9 7    1 9 9 6
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                 $163,057   $139,365     $439,115   $281,960     $645,477   $392,191
  Cash paid for payrolls and to suppliers                      (132,948)  (109,250)    (371,212)  (230,823)    (598,163)  (348,271)
  Interest paid                                                  (4,373)    (4,012)      (6,028)    (5,278)     (11,293)   (10,344)
  Income taxes paid                                              (3,000)    (2,525)      (3,000)    (2,525)      (3,750)    (3,709)
  Taxes other than income taxes paid                             (1,120)      (469)      (2,100)      (754)      (9,543)    (7,362)
  Other cash receipts and payments, net                             (18)         9          241      1,414        1,726        450
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM OPERATING ACTIVITIES                         $ 21,598   $ 23,118     $ 57,016   $ 43,994     $ 24,454   $ 22,955
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Natural gas distribution property additions                  $(10,270)  $ (5,092)    $(14,565)  $(10,023)    $(34,711)  $(28,410)
  Other property additions                                          (44)       (86)        (146)      (193)        (293)      (495)
  Property retirement costs, net of proceeds                        215        (63)         201         82          984        875
  Proceeds from sale and leaseback of capital assets                --          --           --         --           --      3,737
  Advances to equity investees                                     (816)        --       (1,664)        --       (2,508)    (1,752)
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM INVESTING ACTIVITIES                         $(10,915)  $ (5,241)    $(16,174)  $(10,134)    $(36,528)  $(26,045)
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                     $  1,435   $  1,235     $  2,708   $  2,595     $  5,245   $  5,540
  Repurchase of common stock (see note 2)                        (1,227)    (1,520)      (2,700)    (3,422)      (4,907)    (5,899)
  Net change in notes payable to banks                          (10,700)   (13,500)     (40,400)   (22,700)      21,700     16,450
  Repayment of long-term debt                                       (25)       (15)         (25)       (15)         (25)       (15)
  Payment of dividends                                           (2,586)    (2,407)      (5,071)    (4,812)     (10,123)    (9,624)
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM FINANCING ACTIVITIES                         $(13,103)  $(16,207)    $(45,488)  $(28,354)    $ 11,890   $  6,452
                                                               --------   --------     --------   --------     --------   --------
    NET INCREASE (DECREASE) IN CASH AND
    TEMPORARY CASH INVESTMENTS                                 $ (2,420)  $  1,670     $ (4,646)  $  5,506     $   (184)  $  3,362
                                                               --------   --------     --------   --------     --------   --------
CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of Period                                          $  8,006   $  4,100     $ 10,232   $    264     $  5,770   $  2,408
                                                               --------   --------     --------   --------     --------   --------
  End of Period                                                $  5,586   $  5,770     $  5,586   $  5,770     $  5,586   $  5,770
                                                               ========   ========     ========   ========     ========   ========
RECONCILIATION OF NET INCOME TO
 NET CASH FROM OPERATING ACTIVITIES
  Net income (loss)                                            $    122   $     89     $  9,711   $  8,831     $ (8,085)  $ 12,410
  Adjustments to reconcile net income (loss) to
   net cash from operating activities:
    Depreciation                                                  3,110      2,797        6,222      5,660       11,879     11,734
    Write-down of NOARK investment, net                              --         --           --        --        21,000         --
    Deferred taxes and investment tax credits                       186         80          375        110        4,223        424
    Equity (income) loss, net of distributions                      (86)        81          (68)     1,827        1,845      2,013
    Receivables                                                  25,705     31,803       21,361     11,344       (1,248)    (6,976)
    Accrued revenue                                              16,600     29,796       45,478     21,298      (13,515)    (4,076)
    Materials and supplies and gas in underground storage       (17,613)   (11,715)      10,895      3,454       (5,728)      (165)
    Gas charges, recoverable from customers                        (172)    (4,269)       3,033     (3,546)      (1,358)    (5,743)
    Other current assets                                          2,576        834        6,779      3,286       (1,346)     3,205
    Accounts payable                                             (4,392)   (23,418)     (46,006)    (8,819)      16,155     11,280
    Customer advances and amounts payable to customers             (682)      (236)      (4,539)    (5,161)        (917)    (1,802)
    Accrued taxes                                                (2,314)    (1,513)       3,457      4,525       (1,529)     3,071
    Other, net                                                   (1,442)    (1,211)         318      1,185        3,078     (2,420)
                                                               --------   --------     --------   --------     --------   --------
      NET CASH FROM OPERATING ACTIVITIES                       $ 21,598   $ 23,118     $ 57,016   $ 43,994     $ 24,454   $ 22,955
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

     Earnings Per Share. In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for periods ending after December 15, 1997. In general, this statement requires replacement of Primary EPS, which the company currently uses to calculate EPS, with Basic EPS. Basic EPS is computed by dividing reported earnings available to common share holders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included in the Basic EPS calculation. Due to the fact that the Compan-y- has an immaterial amount of dilutive securities, it is anticipated that the calculation of Basic EPS under the new standard will not significantly differ from the Company's current calculation.

     Fully diluted EPS, which will now be referred to as diluted EPS, is still required.

     Stock-Based Compensation. In October 1995 the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." In general, SFAS 123 recommends that all stock-based compensation given to employees in exchange for their services be expensed based on the fair value of the stock instrument. The Company has chosen to continue accounting for these transactions under previously existing accounting standards as allowed under SFAS 123. However, if compensation expense under SFAS 123 is materially different, net income and earnings per share must be disclosed as if SFAS 123 accounting had been applied. As of June 30, 1997, the fair value of the Company's stock-based compensation is not material, and no disclosures have been made.

(2)  CAPITALIZATION

Common Stock Equity
-------------------

     On June 12, 1997, the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.20 per share payable on August 15 to shareholders of record at the close of business on August 5.

     In May 1997, the Company issued a 5% stock dividend and paid a quarterly cash dividend of $.20 per share to its common shareholders. During the quarter, the Company issued 76,206 shares of stock for funds invested through the Direct Stock Purchase and Dividend Reinvestment Plan (the DRIP). The total funds invested by shareholders in the second quarter was $1,435,000.

     The Company purchases shares of its own common stock in the open market for reissuance pursuant to the DRIP. In the second quarter of 1997, the Company purchased 66,944 shares for $1,227,000.

     The May 1997 5% stock dividend resulted in 618,579 shares issued to existing shareholders. Earnings per common share, cash dividends per common share and weighted average number of shares outstanding give retroactive effect for all periods presented to the 5% stock dividends in May 1997 and 1996.


(3)  COMMITMENTS AND CONTINGENCIES

     SEMCO Arkansas Pipeline Company, a wholly-owned subsidiary of SEMCO Energy Ventures, Inc. (Energy Ventures), has a 32% interest in a partnership which operates the NOARK Pipeline System. NOARK is a 302-mile intrastate natural gas pipeline, originating in northwest Arkansas and extending northeast across the state.

     The Company, SEMCO Arkansas Pipeline Company and Energy Ventures have guaranteed 40% of the principal and interest payments on approximately $79,825,000 of debt used to finance the pipeline. Of the total debt, $51,975,000 is outstanding pursuant to a long-term arrangement requiring annual principal payments of approximately $3,150,000 together with interest on the unpaid balance. This arrangement matures in 2009 and has a fixed interest rate of 9.7375%. The remaining debt is pursuant to a $30,000,000 multibank revolving line of credit which currently matures April 26, 1998. Under the terms of the credit agreement, NOARK may request, on an annual basis, a one-year extension of the then-effective termination date. At June 30, 1997, NOARK had $27,850,000 outstanding under the agreement with interest payments at a variable interest rate.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     Net income for the quarter ended June 30, 1997 was $122,000 ($.01 per share) compared to $89,000 ($.01 per share) for the quarter ended June 30, 1996.

     Net income was $9,711,000 ($.75 per share) and $8,831,000 ($.68 per share)
for the six months ended June 30, 1997 and June 30, 1996, respectively.

     For the twelve months ended June 30, 1997, the Company recorded a net loss of $8,085,000 ($.62 per share), which includes the December 1996 $21,000,000 after-tax write-down of the Company's investment in the NOARK Pipeline System (NOARK). Excluding the NOARK write-down, the Company's net income was $12,915,000 ($.99 per share). This compares to net income of $12,410,000 ($.95 per share) for the twelve months ended June 30, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)

                                                  Three Months Ended      Six Months Ended       Twelve Months Ended
                                                       June 30,                June 30,                June 30,
                                                   -----------------     -------------------     -------------------
                                                   1 9 9 7   1 9 9 6      1 9 9 7    1 9 9 6      1 9 9 7    1 9 9 6
                                                   -------   -------     --------   --------     --------   --------
                                                                      (in thousands of dollars)
Operating Revenue
  Gas Sales
    Residential                                    $23,265   $24,485     $ 80,328   $ 79,804     $139,168   $130,658
    Commercial                                      10,875    11,458       38,489     38,034       65,964     61,908
    Industrial                                       2,249     2,681        7,367      8,749       13,836     15,238
                                                   -------   -------     --------   --------     --------   --------
                                                   $36,389   $38,624     $126,184   $126,587     $218,968   $207,804
  Cost of Gas Sold                                  22,994    25,840       87,270     87,365      151,040    140,054
                                                   -------   -------     --------   --------     --------   --------
    Gross Margin                                   $13,395   $12,784     $ 38,914   $ 39,222       67,928     67,750
                                                   =======   =======     ========   ========     ========   ========

  Gas Marketing                                    $80,943   $39,876     $238,699   $123,339      426,744    186,033
  Cost of Gas Marketed                              79,943    39,195      232,435    120,969      416,861    182,183
                                                   -------   -------     --------   --------     --------   --------
                                                   $ 1,000   $   681     $  6,264   $  2,370        9,883      3,850
                                                   =======   =======     ========   ========     ========   ========

  Transportation Revenue                           $ 3,037   $ 2,821     $  6,989   $  6,339       13,008     12,329
                                                   =======   =======     ========   ========     ========   ========

  Other                                            $ 1,112   $ 1,069     $  2,344   $  2,253        4,608      4,844
                                                   =======   =======     ========   ========     ========   ========
                                                                     (in millions of cubic feet)
  Gas Volumes
    Gas Sales
      Residential                                    4,514     4,253       16,003     16,349       26,357     26,694
      Commercial                                     2,365     2,239        8,251      8,342       13,579     13,671
      Industrial                                       488       546        1,637      2,090        2,932      3,562
                                                   -------   -------     --------   --------     --------   --------
                                                     7,367     7,038       25,891     26,781       42,868     43,927
                                                   =======   =======     ========   ========     ========   ========

    Gas Marketing                                   39,870    21,221       94,115     51,495      172,048     88,946
                                                   =======   =======     ========   ========     ========   ========

    Gas Transported                                  4,910     4,674       11,180     10,621       21,091     21,526
                                                   =======   =======     ========   ========     ========   ========

  Degree Days - Actual                               1,077       986        4,245      4,532        6,811      7,391
              - Percent of Normal                      116%      109%         100%       108%         100%       109%
  Gas Sales Customers-Average                      236,078   228,040      235,797    227,564      232,794    225,482

QUARTER RESULTS

     Gross margin on gas sales increased by $611,000 (5%) as gas volumes sold for the three month period ended June 30, 1997 increased 5% from the same period in 1996. Volumes increased due to a combination of the addition of over 8,000 gas sales customers, as well as weather that was approximately 9% colder than in 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Gas marketing revenue increased $41,067,000 (103%) on increased volumes totaling 18,649,000 thousand cubic feet (Mcf) (88%). This resulted in an increase in gas marketing margin of $71,000 (12%), net of gas marketer incentive compensation. The revenue increases of the Company's marketing operations are attributable to growth in the Company's out-of-state marketing offices and the opening of the Mid-Atlantic office in late 1996.

     Gas marketing volumes and margins are subject to significant competitive factors. In addition to fluctuations caused by the price of alternative fuels and seasonal patterns, competition within the natural gas marketing industry continues to increase.

     Operations and maintenance expense increased by $545,000 (6%) in the second quarter compared to a year ago due primarily to a $248,000 increase in gas marketer incentive compensation and an increase in expenses attributable to expansion of marketing operations.

     Depreciation and taxes other than income taxes increased by $313,000 (11%) and $117,000 (6%), respectively, due primarily to utility plant additions.

     Other interest increased $278,000 (95%), over the prior year, due to higher borrowings on the Company's lines of credit. The increased borrowings were primarily for utility plant additions and increased working capital to support the higher marketing activity.


YEAR-TO-DATE RESULTS

     Gross margin on gas sales for the first six months of 1997 decreased by $308,000 (1%) over the same period in 1996. Although the Company experienced normal weather during the first six months of 1997, the comparable period in 1996 experienced 6% colder weather resulting in a 3% decrease in volumes sold. The increase in gas sales customers of approximately 8,200 or 4% offset the majority of the weather related decrease.

     Margins from natural gas marketing activities, net of marketers incentive compensation, increased by $1,792,000 (104%) for the first six months of 1997 versus the same period in 1996. Contributing to this increase is the significant increase in volumes sold, up 83% from 1996, due to the continued growth in our out-of-state markets. The increase in margin from volumes sold was offset slightly by lower per-unit margins. Warmer weather in 1997 compared to 1996, as well as competitive factors, contributed to the per-unit margin decrease.

     Operations and maintenance expense increased $2,158,000 (10%) for the six months ended June 30,1997 compared to the same period the prior year. The majority of this increase, $2,100,000, is attributed to higher expenses associated with Energy Services' independent marketing contracts. Increased costs incurred by the marketing operations to expand its markets were offset by decreases in health and pension expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Depreciation expense increased $562,000 (10%) primarily due to increased property additions. These property additions, as well as higher marketing activity, were financed by short-term borrowing resulting in an increase in Other Interest of 667,000 (77%).

     Other Income (Loss) year-to-date for 1997 was a gain of $46,000 compared to a loss of ($319,000) in 1996. For the six months ended June 30,1996, Other Income (Loss) includes losses from the Company's investment in NOARK totaling $778,000 which is net of interest accrued on advances to NOARK. No losses have been recorded, or interest accrued, during the first half of 1997 as a result of the December 1996 write-down of NOARK.


TWELVE-MONTH RESULTS

     Gas sales margin increased $178,000 for the twelve month period ended June 30, 1997, compared to the same period a year earlier. Eight percent warmer weather was offset by the addition of approximately 7,300 gas sales customers and, to a lesser extent, by a December 1995 rate increase.

     Gas marketing margin increased $2,571,000, net of marketers' incentive compensation, primarily due to an 93% increase in volumes sold. In 1996 the Company began expanding its operations outside its traditional markets through the use of independent contractors. This has lead to the significant increase in sales volumes, however, per unit margins have decreased slightly as competition continues to put downward pressure on these margins.

     Operations and maintenance expense increased by $3,986,000 (10%) in the current period compared to the same period a year ago. Contributing to the increase between periods were marketers' incentive compensation, which increased over $3,000,000, and costs related to expansion of marketing operations.

     Other interest increased $1,051,000 (59%). This increase is due to short-term debt incurred to fund the Company's increased marketing activity and for customer additions.

     Other income (loss), net, decreased from a loss of $51,000 for the twelve months ended June 30, 1996 to a loss of $448,000 in the same period ending
June 30, 1997. The twelve-month results for 1996 include a non-recurring gain of $1,251,000, net of tax, on the settlement of the lawsuit involving NOARK. Excluding this gain, the loss from NOARK, net of tax, was $1,821,000 for the twelve-month period ended June 30, 1996. The twelve month period ended June 30, 1997 includes six months of NOARK losses totaling $896,000. As a result of the December 1996 write-down of the NOARK investment, no losses were incurred during the first half of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     Net cash from operating activities for the three, six and twelve month periods ended June 30, 1997, as compared to the same periods last year, increased/(decreased) ($1,520,000), $13,022,000 and $1,499,000, respectively.
The changes in operating cash flows between the periods is primarily due to the timing of cash receipts and cash payments and its effect on working capital.

     The Company anticipates spending approximately $14,565,000 for capital items during the remainder of 1997. These estimated amounts will primarily relate to customer additions and system replacement in the gas distribution operations.

     See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of contributions to the NOARK Pipeline System pursuant to the Company's guarantees of the pipeline's debt.

     Financing activities used $13,103,000 in funds during the second quarter of 1997, primarily to reduce notes payable to banks.


FUTURE FINANCING SOURCES

     The remainder of the Company's operating cash flow needs, as well as dividend payments and capital expenditures for the balance of 1997, is expected to be generated primarily through operating activities and short-term borrowings. At June 30, 1997, the Company had $49,200,000 in unused lines of credit.

Long-Term Debt
--------------

     The Company has signed an agreement with a private placement agent and is in the process of issuing up to $60,000,000 of long-term Notes, with one-half maturing in five years and the remainder in ten years. The proceeds of the offering will be used to pay down short-term debt.

     It is anticipated that the placement will be finalized by the end of August 1997.

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

Item 3.   Not applicable.

Item 4.   Submission of Matters to a Vote of Securityholders.

          At the April 15, 1997 Annual Meeting of Common Shareholders the following nominees were elected to hold office on the Board of Directors for a term of three years:

               Name                         Votes For      Votes Withheld
               ----                         ---------      --------------

          John T. Ferris                    9,302,947         882,524
          Michael O. Frazer                 9,253,610         931,861
          Frederick S. Moore                9,371,033         814,438
          Edith A. Stotler                  9,245,816         939,655

          Also at the April 15, 1997 Annual Meeting of Common Shareholders, the following proposals were approved:

          -- Approval of a change in the Company's name to SEMCO Energy, Inc.

                    For            Against            Abstain
                    ---            -------            -------

                 9,281,667         697,174            206,630

          -- Approval of a Long-Term Incentive Plan.

                    For            Against            Abstain
                    ---            -------            -------

                 7,954,986        1,747,154           483,331

          -- Authorization of class of Preference Stock composed of 3,000,000 shares.

                    For            Against            Abstain
                    ---            -------            -------

                 6,434,585        1,645,697           494,479

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits - (See page 18 for the Exhibit Index.)

          --Articles of Incorporation of SEMCO Energy, Inc. (formerly
               Southeastern Michigan Gas Enterprises, Inc.), as restated
               July 11, 1989.
          --Certificate of Amendment to Article III of the Articles of
               Incorporation dated May 16, 1990.
          --Certificate of Amendment to Articles I, III and VI of the Articles
               of Incorporation dated April 16, 1997.
          --Bylaws--last revised June 12, 1997.
          --Trust Indenture dated April 1, 1992, with NBD Bank, N.A. as
               Trustee.
          --Note Agreement dated as of June 1, 1994, relating to issuance of
               $80,000,000 of long-term debt.
          --Rights Agreement dated as of April 15, 1997 with Continental Stock
               Transfer & Trust Company, as Rights Agent.
          --Guaranty Agreement dated October 10, 1991, relating to financing of
               NOARK.
          --Short-Term Incentive Plan.
          --Deferred Compensation and Phantom Stock Purchase Agreement (for
               outside directors only).
          --Supplemental Retirement Plan for Certain Officers.
          --1997 Long-Term Incentive Plan.
          --Stock Option Certificate and Agreement dated October 10, 1996 with
               William L. Johnson.
          --Stock Option Certificate and Agreement dated February 26, 1997 with
               William L. Johnson.
          --Employment Agreement dated October 10, 1996, with William L.
               Johnson.
          --Change of Control Employment Agreement dated October 10, 1996, with
               William L. Johnson.
          --Proxy Statement dated March 7, 1997.

     (b)  Reports on Form 8-K.

          On June 17, 1997, the Company filed Form 8-K to report the resignation of its Executive Vice President and Chief Financial Officer.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SEMCO ENERGY, INC.
                                               (Registrant)



Dated:  August 13, 1997
                                      By: /s/Robert J. Digan, II
                                          -------------------------------------
                                          Robert J. Digan, II
                                          Senior Vice President and
                                          Principal Accounting and Financial
                                          Officer

                                 EXHIBIT INDEX
                                   Form 10-Q
                              Second Quarter 1997
                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
--------            -----------                           --------    ---------
 2        Plan of Acquisition, etc.                          NA           NA
 3.(i).1  Articles of Incorporation of SEMCO Energy, Inc.
          (formerly Southeastern Michigan Gas
          Enterprises, Inc.), as restated
          July 11, 1989.(e)                                               x
 3.(i).2  Certificate of Amendment to Article III
          of the Articles of Incorporation dated
          May 16, 1990.(f)                                                x
 3.(i).3  Certificate of Amendment to Articles I,
          III and VI of the Articles of Incorporation
          dated April 16, 1997.(l)                                        x
 3.(ii)   Bylaws--last revised June 12, 1997.                x
 4.1      Trust Indenture dated April 1, 1992, with
          NBD Bank, N.A. as Trustee.(b)                                   x
 4.2      Note Agreement dated as of June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(d)                                              x
 4.3      Rights Agreement dated as of April 15, 1997
          with Continental Stock Transfer & Trust Company,
          as Rights Agent.(j)                                             x
10        Material Contracts.
10.1      Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(a)                              x
10.2      Short-Term Incentive Plan.(c)                                   x
10.3      Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(g)                                             x
10.4      Supplemental Retirement Plan for Certain
          Officers.(h)                                                    x
10.5      1997 Long-Term Incentive Plan.(j)                               x
10.6      Stock Option Certificate and Agreement
          dated October 10, 1996 with
          William L. Johnson.(k)                                          x
10.7      Stock Option Certificate and Agreement
          dated February 26, 1997 with
          William L. Johnson.(k)                                          x
10.8      Employment Agreement dated October 10, 1996,
          with William L. Johnson.(l)                                     x
10.9      Change of Control Employment Agreement dated
          October 10, 1996, with William L. Johnson.(l)                   x
11        Statement re computation of per share earnings.    NA           NA
15        Letter re unaudited interim financial
          information.                                       NA           NA
18        Letter re change in accounting principle.          NA           NA

                                 EXHIBIT INDEX
                                  (Continued)
                                   Form 10-Q
                              Second Quarter 1997
                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
--------            -----------                           --------    ---------
19        Report furnished to security holders.              NA           NA
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consent of Independent Public Accountants.         NA           NA
24        Power of Attorney.                                 NA           NA
27        Financial Data Schedule.                           x
99.1      Proxy Statement dated March 7, 1997.(i)                         x



Key to Exhibits Incorporated by Reference

     (a) Filed with SEMCO Energy, Inc.'s (formerly Southeastern Michigan Gas Enterprises, Inc.'s) Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (b) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (c) Filed with SEMCO Energy, Inc.'s Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (d)  Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended
          June 30, 1994, File No. 0-8503.
     (e) Filed with SEMCO Energy, Inc.'s Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (f) Filed with SEMCO Energy, Inc.'s Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (g) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (h)  Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended
          March 31, 1996, File No. 0-8503.
     (i) Filed March 6, 1997, pursuant to Rule 14a-6 of the Exchange Act, File No. 0-8503.
     (j) Filed as part of SEMCO Energy, Inc.'s 1997 Proxy Statement, dated March 7, 1997, File No. 0-8503.
     (k) Filed with SEMCO Energy, Inc.'s Form 10-K for 1996, dated March 27, 1997, File No. 0-8503.
     (l)  Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended
          March 31, 1997, File No. 0-8503.