Form 10-Q
period 1997-09-30
SEMCO ENERGY INC
filed 1997-11-14
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1997

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

The number of shares of common stock outstanding as of October 31, 1997, is 13,088,562.

                              INDEX TO FORM 10-Q
                              ------------------

                     For Quarter Ended September 30, 1997



                                                                        Page
                                                                       Number
                                                                       ------

COVER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1


INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2


PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .     3

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . .    11


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .    16

   Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . .    16

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .    17


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                              SEMCO ENERGY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Thousands of Dollars Except Per Share Amounts)
                                                                Three Months Ended      Nine Months Ended      Twelve Months Ended
                                                                   September 30,          September 30,           September 30,
                                                                ------------------     -------------------     -------------------
                                                                 1 9 9 7   1 9 9 6      1 9 9 7    1 9 9 6      1 9 9 7    1 9 9 6
                                                                --------   -------     --------   --------     --------   --------
OPERATING REVENUE
  Gas sales                                                     $ 24,053   $23,656     $150,237   $150,243     $219,365   $207,842
  Gas marketing                                                   91,380    63,852      330,079    187,191      454,272    226,685
  Transportation                                                   2,654     2,471        9,643      8,810       13,191     12,260
  Other operations                                                 5,761     1,103        8,105      3,356        9,266      4,698
                                                                --------   -------     --------   --------     --------   --------
                                                                $123,848   $91,082     $498,064   $349,600     $696,094   $451,485
                                                                --------   -------     --------   --------     --------   --------
OPERATING EXPENSES
  Cost of gas sold                                              $ 16,036   $15,114     $103,306   $102,479     $151,962   $139,842
  Cost of gas marketed                                            90,175    62,707      322,610    183,676      444,329    222,500
  Operations and maintenance                                      13,711     9,750       36,551     30,432       46,788     39,379
  Depreciation                                                     3,346     2,833        9,568      8,493       12,392     11,563
  Income taxes                                                    (1,789)   (1,685)       3,328      3,233        6,466      6,329
  Taxes other than income taxes                                    2,274     2,329        6,867      6,698        8,817      8,483
                                                                --------   -------     --------   --------     --------   --------
                                                                $123,753   $91,048     $482,230   $335,011     $670,754   $428,096
                                                                --------   -------     --------   --------     --------   --------
OPERATING INCOME                                                $     95   $    34     $ 15,834   $ 14,589     $ 25,340   $ 23,389
Write-down of NOARK investment,
  net of income taxes of $11,308                                      --        --           --         --      (21,000)        --
OTHER INCOME (LOSS), NET                                             (31)     (162)          15       (481)        (317)      (100)
                                                                --------   -------     --------   --------     --------   --------
INCOME (LOSS) BEFORE INCOME DEDUCTIONS                          $     64   $  (128)    $ 15,849   $ 14,108     $  4,023   $ 23,289
                                                                --------   -------     --------   --------     --------   --------
INCOME DEDUCTIONS
  Interest on long-term debt                                    $  2,129   $ 2,128     $  6,385   $  6,385     $  8,514   $  8,512
  Other interest                                                     938       456        2,469      1,320        3,315      1,945
  Amortization of debt expense                                        97        93          287        280          380        392
  Dividends on preferred stock                                        48        48          145        145          194        195
                                                                --------   -------     --------   --------     --------   --------
                                                                $  3,212   $ 2,725     $  9,286   $  8,130     $ 12,403   $ 11,044
                                                                --------   -------     --------   --------     --------   --------

NET INCOME (LOSS)                                               $ (3,148)  $(2,853)    $  6,563   $  5,978     $ (8,380)  $ 12,245
                                                                ========   =======     ========   ========     ========   ========

EARNINGS (LOSS) PER SHARE                                       $   (.24)  $  (.22)    $    .50   $    .46     $   (.64)  $    .94
                                                                ========   =======     ========   ========     ========   ========

CASH DIVIDENDS PER SHARE                                        $    .20   $   .19     $    .58   $    .55     $    .77   $    .73
                                                                ========   =======     ========   ========     ========   ========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)        13,053    13,020       13,026     13,013       13,026     13,018
                                                                ========   =======     ========   ========     ========   ========

The notes to the consolidated financial statements are an integral part of these statements.

                              SEMCO ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS


                                  A S S E T S



                                        (Unaudited)                (Unaudited)
                                       September 30, December 31, September 30,
                                           1997         1996          1996
                                         --------     --------      --------
                                               (Thousands of Dollars)
UTILITY PLANT
  Plant in service, at cost              $357,586     $342,778      $332,805
    Less - Accumulated depreciation       102,325       96,391        96,622
                                         --------     --------      --------
                                         $255,261     $246,387      $236,183
OTHER PROPERTY, net                        18,563        9,585         9,391
                                         --------     --------      --------
                                         $273,824     $255,972      $245,574
                                         --------     --------      --------
CURRENT ASSETS
  Cash and temporary cash investments,
    at cost                              $  6,417     $ 10,232      $  3,660
  Receivables, less allowances of
    $590 at September 30, 1997, $1,247
    at December 31, 1996 and $649
    at September 30, 1996                  17,988       43,585        18,436
  Accrued revenue                          42,989       76,549        28,819
  Materials and supplies, at
    average cost                            3,089        3,025         3,515
  Gas in underground storage               48,348       33,596        34,043
  Gas charges, recoverable from
    customers                              17,960       13,791        14,496
  Accumulated deferred income taxes           283          364         2,111
  Other                                     6,579       10,040         6,035
                                         --------     --------      --------
                                         $143,653     $191,182      $111,115
                                         --------     --------      --------
DEFERRED CHARGES
  Unamortized debt expense               $  5,173     $  5,328      $  5,422
  Deferred gas charges, recoverable
    from customers                             29          290           368
  Advances to equity investees              7,546        5,062         4,218
  Other                                    24,817       20,445        21,129
                                         --------     --------      --------
                                         $ 37,565     $ 31,125      $ 31,137
                                         --------     --------      --------
                                         $455,042     $478,279      $387,826
                                         ========     ========      ========

The notes to the consolidated financial statements are an integral part of these statements.

                              SEMCO ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS

                   STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                        (Unaudited)                (Unaudited)
                                       September 30, December 31, September 30,
                                           1997         1996          1996
                                         --------     --------      --------
                                               (Thousands of Dollars)
COMMON STOCK EQUITY
  Common stock-par value $1 per share,
    20,000,000 shares authorized;
    13,078,442, 12,400,331 and
    12,415,690 shares outstanding        $ 13,078     $ 12,400      $ 12,416
  Capital surplus                          79,921       79,489        79,766
  Retained earnings (deficit)              (2,540)      (1,507)       15,915
                                         --------     --------      --------
                                         $ 90,459     $ 90,382      $108,097
                                         --------     --------      --------
CUMULATIVE CONVERTIBLE PREFERRED STOCK
  Convertible preferred stock - par
    value $1 per share; authorized
    500,000 shares issuable in series;
    each convertible to 4.11 common
    shares                               $      7     $      7      $      7
  Capital surplus                             162          162           162
                                         --------     --------      --------
                                         $    169     $    169      $    169
                                         --------     --------      --------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
  $100 par value (redemption price
    $105 per share); authorized
    50,000 shares issuable in series;
    31,000 shares outstanding            $  3,100     $  3,100      $  3,100
                                         --------     --------      --------
LONG-TERM DEBT INCLUDING CAPITAL LEASES  $103,548     $106,468      $106,629
                                         --------     --------      --------
CURRENT LIABILITIES
  Notes payable to banks                 $ 98,900     $ 91,100      $ 51,700
  Current portion of long-term debt
    and capital leases                         --        1,644         1,451
  Accounts payable                         63,717       91,360        41,254
  Customer advance payments                 7,207        5,612         6,287
  Accrued taxes                             1,118          243         2,216
  Accrued interest                          2,808        1,272         2,698
  Other                                     6,804        6,998         5,848
                                         --------     --------      --------
                                         $180,554     $198,229      $111,454
                                         --------     --------      --------
DEFERRED CREDITS
  Reserve for equity investment          $ 32,942     $ 32,942      $     --
  Accumulated deferred income taxes        10,607       10,113        20,914
  Unamortized investment tax credit         2,581        2,782         2,849
  Customer advances for construction        7,801        8,621         8,725
  Other                                    23,281       25,473        25,889
                                         --------     --------      --------
                                         $ 77,212     $ 79,931      $ 58,377
                                         --------     --------      --------
                                         $455,042     $478,279      $387,826
                                         ========     ========      ========

The notes to the consolidated financial statements are an integral part of these statements.

                              SEMCO ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Thousands of Dollars)
                                                                Three Months Ended      Nine Months Ended      Twelve Months Ended
                                                                   September 30,          September 30,           September 30,
                                                               -------------------     -------------------     -------------------
                                                                1 9 9 7    1 9 9 6      1 9 9 7    1 9 9 6      1 9 9 7    1 9 9 6
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                 $117,784   $ 81,099     $556,899   $363,059     $682,162   $420,447
  Cash paid for payrolls and to suppliers                      (134,108)   (93,560)    (505,320)  (324,383)    (638,711)  (377,834)
  Interest paid                                                  (1,288)      (864)      (7,316)    (6,142)     (11,717)   (10,427)
  Income taxes paid                                                (100)      (750)      (3,100)    (3,275)      (3,100)    (3,673)
  Taxes other than income taxes paid                             (3,282)    (3,582)      (5,382)    (4,336)      (9,243)    (7,687)
  Other cash receipts and payments, net                             152      1,399          393      2,813          479      1,113
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM OPERATING ACTIVITIES                         $(20,842)  $(16,258)    $ 36,174   $ 27,736     $ 19,870   $ 21,939
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Natural gas distribution property additions                  $ (8,551)  $ (7,096)    $(23,116)  $(17,119)    $(36,166)  $(29,403)
  Other property additions                                         (621)       (57)        (767)      (250)        (857)      (462)
  Property retirement costs, net of proceeds                         (1)       502          200        584          481      1,524
  Purchase of Sub-Surface, net of cash acquired                 (14,966)        --      (14,966)        --      (14,966)        --
  Proceeds from sale and leaseback of capital assets                 --         --           --         --           --      3,737
  Advances to equity investees                                     (820)        --       (2,484)        --       (3,328)      (872)
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM INVESTING ACTIVITIES                         $(24,959)  $ (6,651)    $(41,133)  $(16,785)    $(54,836)  $(25,476)
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                     $  1,384   $  1,321     $  4,092   $  3,916     $  5,308   $  5,608
  Repurchase of common stock                                       (282)      (698)      (2,982)    (4,120)      (4,491)    (5,289)
  Net change in notes payable to banks                           48,200     22,700        7,800         --       47,200     13,850
  Repayment of long-term debt                                        --         --          (25)       (15)         (25)       (15)
  Payment of dividends                                           (2,670)    (2,524)      (7,741)    (7,336)     (10,269)    (9,742)
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM FINANCING ACTIVITIES                         $ 46,632   $ 20,799     $  1,144   $ (7,555)    $ 37,723   $  4,412
                                                               --------   --------     --------   --------     --------   --------
    NET INCREASE (DECREASE) IN CASH AND
    TEMPORARY CASH INVESTMENTS                                 $    831   $ (2,110)    $ (3,815)  $  3,396     $  2,757   $    875
                                                               --------   --------     --------   --------     --------   --------
CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of Period                                          $  5,586   $  5,770     $ 10,232   $    264     $  3,660   $  2,785
                                                               --------   --------     --------   --------     --------   --------
  End of Period                                                $  6,417   $  3,660     $  6,417   $  3,660     $  6,417   $  3,660
                                                               ========   ========     ========   ========     ========   ========
RECONCILIATION OF NET INCOME TO
 NET CASH FROM OPERATING ACTIVITIES
  Net income (loss)                                            $ (3,148)  $ (2,853)    $  6,563   $  5,978     $ (8,380)  $ 12,245
  Adjustments to reconcile net income (loss) to
   net cash from operating activities:
    Depreciation                                                  3,346      2,833        9,568      8,493       12,392     11,563
    Write-down of NOARK investment, net                              --         --           --         --       21,000         --
    Deferred taxes and investment tax credits                        (1)     1,662          374      1,772        2,560      1,831
    Equity (income) loss, net of distributions                      107      1,414           39      3,241          538      2,834
    Receivables                                                   8,612      2,540       29,973     13,884        4,824    (10,489)
    Accrued revenue                                             (11,918)   (11,263)      33,560     10,035      (14,170)   (15,189)
    Materials and supplies and gas in underground storage       (25,711)   (17,560)     (14,816)   (14,106)     (13,879)    (5,233)
    Gas charges, recoverable from customers                      (7,202)    (5,096)      (4,169)    (8,642)      (3,464)    (4,750)
    Other current assets                                         (2,232)    (3,494)       4,547       (208)         (84)     1,423
    Accounts payable                                             13,603     12,055      (32,403)     3,236       17,703     27,391
    Customer advances and amounts payable to customers            5,377      4,401          838       (760)          59        810
    Accrued taxes                                                (2,582)    (3,013)         875      1,512       (1,098)       928
    Other, net                                                      907      2,116        1,225      3,301        1,869     (1,425)
                                                               --------   --------     --------   --------     --------   --------
      NET CASH FROM OPERATING ACTIVITIES                       $(20,842)  $(16,258)    $ 36,174   $ 27,736     $ 19,870   $ 21,939
                                                               ========   ========     ========   ========     ========   ========
SUPPLEMENTAL DISCLOSURES
------------------------
Business acquisition, net of cash acquired
  Working capital, other than cash acquired                    $   (421)  $     --     $   (421)  $     --     $   (421)  $     --
  Plant and equipment                                             9,355         --        9,355         --        9,355         --
  Purchase price in excess of the net assets acquired             6,032         --        6,032         --        6,032         --
                                                               --------   --------     --------   --------     --------   --------
      Net cash used to acquire Sub-Surface                     $ 14,966   $     --     $ 14,966   $     --     $ 14,966   $     --
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

     Stock-Based Compensation. In October 1995 the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." In general, SFAS 123 recommends that all stock-based compensation given to employees in exchange for their services be expensed based on the fair value of the stock instrument. The Company has chosen to continue accounting for these transactions under previously existing accounting standards as allowed under SFAS 123. However, if compensation expense under SFAS 123 is materially different, net income and earnings per share must be disclosed as if SFAS 123 accounting had been applied. As of September 30, 1997, the fair value of the Company's stock-based compensation is not material, and no disclosures have been made.

(2)  MERGERS AND ACQUISITIONS

     On August 13, 1997, SEMCO Energy Construction Co. (SEMCO Construction), a subsidiary of SEMCO Energy Ventures, Inc., purchased the assets and business of Sub-Surface Construction Co. (Sub-Surface) for $15,400,000 in cash plus the assumption of certain liabilities. Sub-Surface is involved primarily in the construction of underground gas distribution pipelines, service lines and associated facilities, primarily in Michigan. In addition, SEMCO Construction entered into several non-compete agreements with prior employees of Sub-Surface totaling $1,000,000 ranging from two to five years.

     For financial statement purposes, the acquisition was accounted for as a purchase and, accordingly, results of operations are included in the consolidated financial statements since the date of acquisition.


(3)  RATE CASE APPROVAL

     On October 29, 1997 the Michigan Public Service Commission (MPSC) approved the merger of rate structures, gas recovery clauses, tariffs, and rules and regulations for the Company's MPSC-regulated divisions. Previously, these divisions operated as Michigan Gas Company and Southeastern Michigan Gas Company.

     Also on October 29, 1997 the MPSC granted a rate increase, to the combined divisions, of approximately $400,000 which includes recovery of costs related to a change in accounting for retiree medical benefits. The MPSC also approved incentive regulation, in which profits generated in excess of the authorized rate of return will be shared with the ratepayer, and the aggregation of commercial and industrial customers for gas purchasing decisions.


(4)  CAPITALIZATION

Common Stock Equity
-------------------

     On October 9, 1997, the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.20 per share payable on November 15 to shareholders of record at the close of business on November 5.

     In August 1997, the Company paid a quarterly cash dividend of $.20 per share to its common shareholders. Of the total cash dividend of $2,622,000, $903,000 was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan (the DRIP). During the quarter, the Company issued 77,499 shares of stock for funds invested through the DRIP. The total funds invested by shareholders in the third quarter was $1,384,000.

     Earnings per common share, cash dividends per common share and weighted average number of shares outstanding give retroactive effect for all periods presented to the 5% stock dividends in May 1997 and 1996.

Long-Term Debt
--------------

     On October 17, 1997, the Company issued $30,000,000 of 6.83% Senior Notes due 2002 and $30,000,000 of 7.20% Senior Notes due 2007 through private placement. The proceeds of the offering were used to pay down short-term debt.


(5)  COMMITMENTS AND CONTINGENCIES

     SEMCO Arkansas Pipeline Company, a wholly-owned subsidiary of SEMCO Energy Ventures, Inc. (Energy Ventures), has a 32% interest in a partnership which operates the NOARK Pipeline System. NOARK is a 302-mile intrastate natural gas pipeline, originating in northwest Arkansas and extending northeast across the state.

     The Company, SEMCO Arkansas Pipeline Company and Energy Ventures have guaranteed 40% of the principal and interest payments on approximately $79,138,000 of debt used to finance the pipeline. Of the total debt, $51,000,000 is outstanding pursuant to a long-term arrangement requiring annual principal payments of approximately $3,150,000 together with interest on the unpaid balance. This arrangement matures in 2009 and has a fixed interest rate of 9.7375%. The remaining debt is pursuant to a $30,000,000 multibank revolving line of credit which currently matures April 26, 1998. Under the terms of the credit agreement, NOARK may request, on an annual basis, a one-year extension of the then-effective termination date. At September 30, 1997, NOARK had $27,950,000 outstanding under the agreement with interest payments at a variable interest rate.

     NOARK has been operating below capacity and generating losses since it was placed in service. Operating cash flows have been insufficient to meet principal and interest payments on the debt. The Company contributed $906,000 to NOARK in 1994 and $3,312,000 in 1995.

     In December 1995, NOARK received $6,000,000 in settlement of litigation between Vesta Energy Company and the NOARK partners. Vesta paid the settlement in consideration of termination of a firm transportation agreement with NOARK, including all related contracts, and release from all obligations related to the NOARK Pipeline System.

     NOARK used the Vesta settlement to temporarily reduce outstanding borrowings on its revolving line of credit. Therefore, the Company was not required to make another contribution to NOARK until October 1996, when the Company contributed $844,000. The Company has contributed an additional $2,484,000 during the nine months ended September 30, 1997 and estimates its required contributions to NOARK for the balance of 1997 to be $800,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     Net loss for the quarter ended September 30, 1997 was $3,148,000 ($.24 per share) compared to $2,853,000 ($.22 per share) for the quarter ended
September 30, 1996.

     Net income was $6,563,000 ($.50 per share) and $5,978,000 ($.46 per share)
for the nine months ended September 30, 1997 and September 30, 1996, respectively.

     For the twelve months ended September 30, 1997, the Company recorded a net loss of $8,380,000 ($.64 per share), which includes the December 1996 $21,000,000 after-tax write-down of the Company's investment in the NOARK Pipeline System (NOARK). Excluding the NOARK write-down, the Company's net income was $12,620,000 ($.97 per share). This compares to net income of $12,245,000 ($.94 per share) for the twelve months ended September 30, 1996.

     The Company's business is primarily seasonal in nature resulting in greater earnings during the winter months. The results of operations for the three and nine-month periods ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

     See Note 5 in the notes to the consolidated financial statements for a discussion of commitments and contingencies.

     A comparison of quarterly, year-to-date and twelve-month-to-date revenues, margins and system throughput follows on the next page.

                                                  Three Months Ended      Nine Months Ended      Twelve Months Ended
                                                     September 30,          September 30,           September 30,
                                                   -----------------     -------------------     -------------------
                                                   1 9 9 7   1 9 9 6      1 9 9 7    1 9 9 6      1 9 9 7    1 9 9 6
                                                   -------   -------     --------   --------     --------   --------
                                                                      (in thousands of dollars)
Operating Revenue
  Gas Sales
    Residential                                    $15,378   $14,545     $ 95,706   $ 94,349     $140,001   $130,619
    Commercial                                       7,192     6,707       45,681     44,741       66,449     61,921
    Industrial                                       1,483     2,404        8,850     11,153       12,915     15,302
                                                   -------   -------     --------   --------     --------   --------
                                                   $24,053   $23,656     $150,237   $150,243     $219,365   $207,842
  Cost of Gas Sold                                  16,036    15,114      103,306    102,479      151,962    139,842
                                                   -------   -------     --------   --------     --------   --------
    Gross Margin                                   $ 8,017   $ 8,542     $ 46,931   $ 47,764     $ 67,403   $ 68,000
                                                   =======   =======     ========   ========     ========   ========

  Gas Marketing                                    $91,380   $63,852     $330,079   $187,191     $454,272   $226,685
  Cost of Gas Marketed                              90,175    62,707      322,610    183,676      444,329    222,500
                                                   -------   -------     --------   --------     --------   --------
                                                   $ 1,205   $ 1,145     $  7,469   $  3,515     $  9,943   $  4,185
                                                   =======   =======     ========   ========     ========   ========

  Transportation Revenue                           $ 2,654   $ 2,471     $  9,643   $  8,810     $ 13,191   $ 12,260
                                                   =======   =======     ========   ========     ========   ========

  Other                                            $ 5,761   $ 1,103     $  8,105   $  3,356     $  9,266   $  4,698
                                                   =======   =======     ========   ========     ========   ========
                                                                     (in millions of cubic feet)
  Gas Volumes
    Gas Sales
      Residential                                    1,705     1,744       17,709     18,093       26,318     26,754
      Commercial                                       949       978        9,200      9,320       13,551     13,727
      Industrial                                       200       394        1,836      2,484        2,737      3,578
                                                   -------   -------     --------   --------     --------   --------
                                                     2,854     3,116       28,745     29,897       42,606     44,059
                                                   =======   =======     ========   ========     ========   ========

    Gas Marketing                                   41,436    31,706      135,552     83,201      181,779    104,152
                                                   =======   =======     ========   ========     ========   ========

    Gas Transported                                  4,390     4,120       15,570     14,741       21,361     20,694
                                                   =======   =======     ========   ========     ========   ========

  Degree Days - Actual                                 192       168        4,436      4,695        6,840      7,324
              - Percent of Normal                       89%       74%         100%       106%         100%       107%
  Gas Sales Customers-Average                      235,516   227,680      235,703    227,583      234,766    226,898

QUARTER RESULTS

     Gross margin on gas sales decreased by $525,000 (6%) for the three month period ending September 30, 1997 primarily due to an adjustment to recognize lost and unaccounted for gas. Offsetting this adjustment was continued strong growth in the residential and commercial customer base as gas sales customers increased by over 3%.

     Gas marketing revenues and volumes increased by $27,528,000 (43%) and 9,730,000 Mcf (31%), respectively. These increases were due to the growth in out-of-state marketing operations and the start-up of the Mid-Atlantic office in late 1996. Marketing revenues were also affected by increases in the price of gas compared to the prior year period. Overall marketing revenues, net of marketers' incentive compensation, decreased by $82,000 or 10% as a result of smaller per unit margin at both the retail and wholesale levels.

     Gas marketing volumes and margins are subject to significant competitive factors. In addition to fluctuations caused by the price of alternative fuels and seasonal patterns, competition within the natural gas marketing industry continues to increase.

     Transportation revenue increased $183,000 (7%) as a result of gas sales customers switching to transportation. Other operations revenue increased $4,658,000 (422%) due to the purchase of Sub-Surface in August 1997. The acquisition was accounted for as a purchase and revenues have been recorded since the acquisition date.

     Operation and maintenance expense increased by $3,961,000 (40%), primarily due to the acquisition of Sub-Surface. Operations and maintenance expenses attributable to Sub-Surface totaled $4,341,000. The Company experienced a 4% decrease in operation and maintenance expense after excluding the Sub-Surface acquisition. Depreciation expense increased by $513,000 (18%) as a result of utility plant additions and the depreciation of Sub-Surface equipment.

     Other interest increased by $482,000 (106%) as a result of higher borrowing on the Company's lines of credit. These borrowings were primarily for utility plant, increased working capital to support higher marketing activity and increased gas prices from the same period a year ago.

     Other income (net) increased $131,000 resulting from significantly smaller losses from NOARK Pipeline.


YEAR-TO-DATE RESULTS

     Gross margin on gas sales decreased $833,000 (2%) for the nine month period ending September 30, 1997 over the same period in 1996. Although the Company experienced normal weather during the first nine months of 1997, the comparable period in 1996 was 6% colder than normal resulting in a 2% decrease in residential and commercial volumes sold. The margin decreases were offset in part by the increase in gas sales customers of approximately 8,100 or 4%. The annual true-up of unbilled revenue adversely affected margins, year-to-year, by $546,000.

     Margins from natural gas marketing activities, net of marketers' incentive compensation, increased by $1,710,000 (67%) while volumes increased 63%. The addition of the Mid-Atlantic marketing area in December 1996 and continued growth in other out-of-state markets contributed to these increases.

     The acquisition of Sub-Surface in 1997 accounted for the significant increase in other operations of $4,749,000 (142%). The increase in operations and maintenance expense of $6,119,000 (20%) is primarily due to the inclusion of Sub-Surface [$4,300,000] and increases in the costs of independent marketing contracts [$2,200,000] related to the growth in the Company's marketing operations. The Company experienced a slight decrease in operations and maintenance expense ($466,000), exclusive of Sub-Surface and independent marketing contracts.

     Depreciation expense increased by $1,075,000 (13%) due to property additions of $700,000 and the acquisition of Sub-Surface of $300,000. Property additions, higher marketing and higher cost of storage gas were financed by an increase in short-term borrowing resulting in an increase in other interest of $1,149,000 (87%).

     Other income (loss) net increased $496,000 as a result of the reduction of losses from the NOARK Pipeline investment.


TWELVE-MONTH RESULTS

     Gas sales margins decreased $597,000 (1%) for the twelve month period ended September 30, 1997, compared to the same period a year earlier. Adjustments relating to the annual true-up of unbilled revenue and 7% warmer weather were offset by the addition of approximately 7,900 gas sales customers.

     Gas marketing margins increased $2,494,000 (78%), net of marketers' incentive compensation, primarily due to a 75% increase in volumes sold. In 1996 the Company began expanding its operations outside of its traditional markets through the use of independent contractors.

     Other operations revenue increased by $4,568,000 due to the Sub-Surface acquisition.

     Operations and maintenance expense increased by $7,409,000 (19%). This increase is attributed to the purchase of Sub-Surface and increased expenses associated with the independent marketing contractors, which accounted for $4,300,000 and $3,264,000 of the increase, respectively.

     Other interest increase $1,370,000 (70%). This increase is due to short-term debt incurred to fund the Company's increased marketing activity, customer additions and increased gas prices.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash from operating activities for the three, nine and twelve month periods ended September 30, 1997, as compared to the same periods last year, decreased $(4,584,000), $8,438,000 and $(2,069,000), respectively. The changes in operating cash flows between the periods is primarily due to the timing of cash receipts and cash payments and its effect on working capital.

     The Company anticipates spending approximately $6,200,000 for capital items during the remainder of 1997. These estimated amounts will primarily relate to customer additions and system replacement in the gas distribution operations.

     See Note 5 of the Notes to the Consolidated Financial Statements for a discussion of contributions to the NOARK Pipeline System pursuant to the Company's guarantees of the pipeline's debt.

     Financing activities contributed $46,632,000 in funds during the third quarter, primarily for notes payable to banks used to fund gas purchases and normal gas distribution construction.


FUTURE FINANCING SOURCES

     The remainder of the Company's operating cash flow needs, as well as dividend payments and capital expenditures for the balance of 1997, is expected to be generated primarily through operating activities and short-term borrowings. At September 30, 1997, the Company had $56,700,000 in unused lines of credit.

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


Item 4.   Not applicable.


Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits - (See Exhibit Index.)

          --Articles of Incorporation of SEMCO Energy, Inc. (formerly
               Southeastern Michigan Gas Enterprises, Inc.), as restated
               July 11, 1989.
          --Certificate of Amendment to Article III of the Articles of
               Incorporation dated May 16, 1990.
          --Certificate of Amendment to Articles I, III and VI of the Articles
               of Incorporation dated April 16, 1997.
          --Bylaws--last revised August 15, 1997.
          --Trust Indenture dated April 1, 1992, with NBD Bank, N.A. as
               Trustee.
          --Note Agreement dated as of June 1, 1994, relating to issuance of
               $80,000,000 of long-term debt.
          --Rights Agreement dated as of April 15, 1997 with Continental Stock
               Transfer & Trust Company, as Rights Agent.
          --Note Agreement dated as of October 1, 1997, relating to issuance of
               $60,000,000 of long-term debt.
          --Guaranty Agreement dated October 10, 1991, relating to financing of
               NOARK.
          --Short-Term Incentive Plan.
          --Deferred Compensation and Phantom Stock Purchase Agreement (for
               outside directors only).
          --Supplemental Retirement Plan for Certain Officers.
          --1997 Long-Term Incentive Plan.
          --Stock Option Certificate and Agreement dated October 10, 1996 with
               William L. Johnson.
          --Stock Option Certificate and Agreement dated February 26, 1997 with
               William L. Johnson.
          --Employment Agreement dated October 10, 1996, with William L.
               Johnson.
          --Change of Control Employment Agreement dated October 10, 1996, with
               William L. Johnson.
          --Financial Data Schedule.
          --Proxy Statement dated March 7, 1997.

     (b)  Reports on Form 8-K.

          On August 28, 1997, the Company filed Form 8-K to report the acquisition of Sub-Surface Construction Co.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SEMCO ENERGY, INC.
                                            (Registrant)



Dated:  November 14, 1997
                                       By: /s/Robert J. Digan, II
                                           ------------------------------------
                                           Robert J. Digan, II
                                           Senior Vice President and Principal
                                           Accounting and Financial Officer

                                 EXHIBIT INDEX
                                   Form 10-Q
                              Third Quarter 1997
                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
-------             -----------                           --------    ---------
 2        Plan of Acquisition, etc.                          NA           NA
 3.(i).1  Articles of Incorporation of SEMCO Energy, Inc.
          (formerly Southeastern Michigan Gas
          Enterprises, Inc.), as restated
          July 11, 1989.(e)                                               x
 3.(i).2  Certificate of Amendment to Article III
          of the Articles of Incorporation dated
          May 16, 1990.(f)                                                x
 3.(i).3  Certificate of Amendment to Articles I,
          III and VI of the Articles of Incorporation
          dated April 16, 1997.(l)                                        x
 3.(ii)   Bylaws--last revised August 15, 1997.              x
 4.1      Trust Indenture dated April 1, 1992, with
          NBD Bank, N.A. as Trustee.(b)                                   x
 4.2      Note Agreement dated as of June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(d)                                              x
 4.3      Rights Agreement dated as of April 15, 1997
          with Continental Stock Transfer & Trust Company,
          as Rights Agent.(j)                                             x
 4.4      Note Agreement dated as of October 1, 1997,
          relating to issuance of $60,000,000 of
          long-term debt.                                    x
10        Material Contracts.
10.1      Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(a)                              x
10.2      Short-Term Incentive Plan.(c)                                   x
10.3      Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(g)                                             x
10.4      Supplemental Retirement Plan for Certain
          Officers.(h)                                                    x
10.5      1997 Long-Term Incentive Plan.(j)                               x
10.6      Stock Option Certificate and Agreement
          dated October 10, 1996 with
          William L. Johnson.(k)                                          x
10.7      Stock Option Certificate and Agreement
          dated February 26, 1997 with
          William L. Johnson.(k)                                          x
10.8      Employment Agreement dated October 10, 1996,
          with William L. Johnson.(l)                                     x
10.9      Change of Control Employment Agreement dated
          October 10, 1996, with William L. Johnson.(l)                   x
11        Statement re computation of per share earnings.    NA           NA
15        Letter re unaudited interim financial
          information.                                       NA           NA
18        Letter re change in accounting principle.          NA           NA

                                 EXHIBIT INDEX
                                  (Continued)
                                   Form 10-Q
                              Third Quarter 1997
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