Form 10-K405/A
period 1996-12-31
SEMCO ENERGY INC
filed 1998-03-11
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A

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

     On March 10, 1998, SEMCO Energy, Inc. (the Company), formerly known as Southeastern Michigan Gas Enterprises, Inc., announced that it had discovered that certain transactions were incorrectly recorded at its gas marketing subsidiary, SEMCO Energy Services, Inc. The Company's financial statements for 1996 have been restated to reflect the related corrections and are included in this Form 10-K/A for the year ended December 31, 1996. While this Form 10-K/A restates in its entirety (as originally filed) the Company's Form 10-K for the year ended December 31, 1996, for the convenience of the reader, only Items 1, 6, 7 and 8 have been modified to reflect such restated financial statements and are hereby amended. The Company's name and subsidiary names have not been changed from their usage in the originally filed 10-K. For additional information regarding these corrections, reference is made to Note 2 of the Notes to Consolidated Financial Statements in Item 8 below.

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

     Set forth below are SEMCO's gas marketing revenues, cost of gas marketed, volumes, and earnings (loss) from equity investments for the past three years:

                                             1996       1995       1994
                                          (restated)
                                           --------   --------   --------
                                                (Dollars in thousands)
     Natural gas marketing operations:
       Gas marketing revenues............  $308,703   $133,396   $158,284
       Cost of gas marketed..............   308,619    130,087    153,973
                                           --------   --------   --------
         Gross margin....................  $     84   $  3,309   $  4,311
                                           ========   ========   ========

       Gas volumes marketed (MMcf).......   129,429     82,504     78,082
     Earnings (loss) from equity
       investments.......................  $ (1,775)  $    175   $   (437)

     See "Management's Discussion and Analysis" for a discussion relating to competitive pressures in the gas marketing industry and Note 2 of the Notes to the Consolidated Financial Statements for a discussion of the Company's restatement of gas marketing revenue and cost of gas marketed.


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

     SEMCO obtains its gas supply from various production sources, primarily located in Louisiana, Oklahoma and Michigan. SEMCO generally contracts for gas supply on a monthly basis, however, it does enter into some long-term gas purchasing arrangements. See Note 7 of "Notes to the Consolidated Financial Statements" for a description of SEMCO's hedging activities as they relate to SEMCO's gas supply strategy.


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

     Rates and Regulation. Management continually reviews the adequacy of the utility subsidiaries' rates. It is management's intention to file requests for rate increases whenever it is deemed necessary and appropriate. Southeastern and Michigan Gas filed a combined rate case in December 1996 seeking $5,500,000 of rate relief. See "Management's Discussion and Analysis" and Note 3 of "Notes to the Consolidated Financial Statements" for further discussion.
Battle Creek placed new rates into effect in December 1995.


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
                                           ========                    ======

     SEMCO Arkansas Pipeline Company (a wholly-owned subsidiary of SEMCO) is a 32% general partner in the NOARK Pipeline System. The partnership operates a 302-mile pipeline crossing northern Arkansas which completed its first year of service in 1993. The pipeline provides area producers access to interstate and intrastate pipelines. In December 1996, SEMCO recorded a $21,000,000 after-tax write-down on its investment in NOARK. See Note 9 of the "Notes to the Consolidated Financial Statements" for further discussion of the write-down and commitments made relating to this project.

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



DIVIDENDS

     See Notes 5 and 11 of "Notes to the Consolidated Financial Statements" and "Selected Financial Data."

ITEM 6.   SELECTED FINANCIAL DATA

Years Ended December 31,                 1996            1995       1994            1993            1992
                                      (restated)<F8>
                                      ---------        --------   --------        --------        --------
                                             (thousands of dollars, except per share amounts)
Income Statement Data
 Operating Revenue...................  $544,949        $335,538   $372,430        $288,963        $251,526
                                       --------        --------   --------        --------        --------
 Operating Expenses
  Cost of gas sold...................  $151,135        $120,619   $135,669        $139,051        $121,643
  Cost of gas marketed...............   308,619         130,087    153,973          67,474          52,347
  Operations and maintenance.........    40,669          36,217     35,558          34,496          33,590
  Depreciation.......................    11,317          12,035     11,549          12,468          12,344
  Income taxes.......................     4,304           6,188      5,204           5,598           3,899
  Taxes other than income taxes......     8,648           7,966      8,186           8,446           7,729
                                       --------        --------   --------        --------        --------
                                       $524,692        $313,112   $350,139        $267,533        $231,552
                                       --------        --------   --------        --------        --------
 Operating income....................  $ 20,257        $ 22,426   $ 22,291        $ 21,430        $ 19,974
 Other income (expense), net.........   (21,813)<F6>       (179)    (1,328)<F4>       (136)<F4>       (339)<F4>
                                       --------        --------   --------        --------        --------
 Income (loss) before interest.......  $ (1,556)       $ 22,247   $ 20,963        $ 21,294        $ 19,635
 Interest............................    11,053          10,721     10,775          11,534          11,126
 Dividends on preferred stock
  of subsidiary and
  convertible preferred..............       194             195        196             197             199
                                       --------        --------   --------        --------        --------
 Net income (loss)...................  $(12,803)<F6>   $ 11,331   $  9,992 <F4>   $  9,563 <F4>   $  8,310 <F4>
 Common dividends....................     9,670           9,230      8,656           7,419           6,875
                                       --------        --------   --------        --------        --------
 Earnings (deficit) reinvested
  in the business....................  $(22,473)       $  2,101   $  1,336        $  2,144        $  1,435
                                       ========        ========   ========        ========        ========
Common Stock Data
 Average shares outstanding(000)<F1>.    12,397          12,423     12,190          11,025          10,734
 Earnings (loss) per share<F1>.......  $  (1.03)<F6>   $    .91   $    .82 <F4>   $    .87 <F4>   $    .77 <F4>
 Dividends paid per share<F1>........  $    .78        $    .74   $    .71        $    .67        $    .64
 Dividend payout ratio...............       N/A            81.5%      86.6%           77.6%           82.7%
 Book value per share<F1><F2>........  $   6.98        $   8.81   $   8.66        $   7.65        $   7.11
 Market value per share<F1><F2><F3>..  $  18.50        $  17.14   $  16.32        $  19.00        $  15.64
 Number of common shareholders.......     8,509           8,334      8,149           7,261           6,892

Balance Sheet Data<F2>
 Total assets........................  $478,238        $378,523   $368,498        $348,813        $319,548
                                       ========        ========   ========        ========        ========
 Capitalization
  Long-term debt<F5>.................  $108,112        $107,325   $104,910        $117,022        $102,728
  Preferred stock....................     3,269           3,272      3,288           3,290           3,320
  Common equity......................    86,544         109,511    107,379          85,657          77,353
                                       --------        --------   --------        --------        --------
                                       $197,925        $220,108   $215,577        $205,969        $183,401
                                       ========        ========   ========        ========        ========
Financial Ratios
 Capitalization
  Long-term debt<F5>.................      54.6%           48.8%      48.7%           56.8%           56.0%
  Preferred stock....................       1.7%            1.5%       1.5%            1.6%            1.8%
  Common equity......................      43.7%           49.7%      49.8%           41.6%           42.2%
                                       --------        --------   --------        --------        --------
                                          100.0%          100.0%     100.0%          100.0%          100.0%
                                       ========        ========   ========        ========        ========
Return on average common equity......     (11.8%)<F7>      10.4%       9.5%           11.6%           11.1%
                                       ========        ========   ========        ========        ========

<F1>
Adjusted to give effect to 5 percent stock dividends in May each year, 1992 through 1996.
<F2>
Year end.
<F3>
Based on NASDAQ closing bid price.
<F4>
Includes $1,286 (net of tax) or $.11 per share, $177 (net of tax) or $.02 per share and $901 (net of tax)
or $.08 per share in 1994, 1993 and 1992, respectively, attributable to an extraordinary item-loss on early extinguishment of debt.
<F5>
Includes current maturities.
<F6>
Includes write-down of NOARK investment--$21,000 (net of tax) or $1.69 per share.
<F7>
Excluding the write-down of NOARK investment, return on average common equity was 7.4%.
<F8>
See Note 2 of the Notes to Consolidated Financial Statements which is included in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Restatement of Financial Statements. As described in Note 2 of the Notes to Consolidated Financial Statements, on March 10, 1998, the Company announced that it had discovered that certain transactions were incorrectly recorded at its gas marketing subsidiary, SEMCO Energy Services. The related financial impact has been quantified based on work completed by the Company, outside consultants and its independent auditors. The adjustments relate to incorrect margin recognition, incorrect accounting of gas in storage, previously unrecorded borrowed gas and various other items. Throughout 1997, the Company has implemented new systems, stricter controls, and management and accounting personnel changes which will prevent these errors from repeating in the future.
     The corrections resulted in a $3,838,000 after-tax reduction in 1996 earnings. The information in the discussion which follows is presented after restatement of the financial statements.

Results of Operations
Net Income. For the year ended December 31, 1996, the Company recorded a net loss of $12,803,000, or $1.03 per share, which includes a $21,000,000 non-cash after-tax write-down of the Company's investment in the NOARK Pipeline System (NOARK). Excluding the NOARK write-down, the Company's net income was $8,197,000, or $.66 per share, compared to net income of $11,331,000, or $.91 per share, in 1995.
     In 1996, SEMCO's gas marketing operation lost $2,769,000, compared to income of $681,000 in 1995. The loss in 1996 was due primarily to the recognition of losses on certain uneconomical marketing contracts which SEMCO entered into during 1996.
     Offsetting the impact of 1996 gas marketing losses was an 8% increase in gas sales margin from the Company's natural gas distribution operations, which benefited from record customer additions.
     The Company's 1995 net income was comparable to 1994. In 1994, net income before extraordinary item was $11,278,000, or $.93 per share. The Company recognized an extraordinary charge of $1,286,000, or $.11 per share, for the early extinguishment of debt in 1994.

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

Natural Gas Marketing. In 1996, natural gas marketing revenues and volumes increased $175,307,000 (131%) and 46,925 MMcf (57%), respectively, from the prior year. Volumes increased significantly due to new business generated by the Northeast and Midwest marketing units of SEMCO. Marketing margin, however, decreased to $84,000 in 1996 compared to $3,309,00 in 1995 due to the recognition of losses on certain uneconomical contracts entered into during 1996.

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

Operations and Maintenance. Operations and maintenance expense increased $4,452,000 (12%) in 1996 compared to 1995 due primarily to an increase in compensation paid to independent marketers and the costs associated with opening several marketing offices ($2,400,000), a change in the classification of the Company's vehicle fleet from depreciation to operations expense resulting from the December 1995 sale and leaseback ($1,500,000) and higher benefits costs including pension ($750,000) and retiree medical ($490,000).
     Partially offsetting these increases were savings generated from the Company's 1995 restructuring and the Company's declining involvement in equipment leasing, real estate development and oil and gas activities.
     Operations and maintenance expense increased $659,000 (1.9%) in 1995 compared to 1994. Most of the increase relates to restructuring charges associated with centralizing certain administration and engineering functions previously performed in several locations throughout the State of Michigan.

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

Write-Down of NOARK Investment, Net. In December 1996, the Company recorded a non-cash write-down of $21,000,000, net of tax, on its investment in the NOARK Pipeline System. NOARK is a 302-mile intrastate natural gas pipeline which became operational in 1992. The Company owns a 32% general partnership interest in NOARK through a subsidiary.
     NOARK experienced significant cost overruns during construction which resulted in higher financing costs than expected. In addition, competition from two interstate pipelines in the Arkansas region has required NOARK to discount its transportation charges to attract volumes to the pipeline. Even with discounted rates, NOARK has operated at less than 65% capacity since inception. As a result, NOARK has continued to generate losses and its operating cash flows are insufficient to meet principal and interest payments on its debt. Since October 1994, the Company has contributed additional financing of $5,062,000 in connection with its loan guarantee. The Company expects to make continued contributions to NOARK in 1997.
     The write-down of the Company's investment establishes a $32,942,000 reserve, which is expected to eliminate the need for significant NOARK operating losses being recorded in future income statements. The write-down is expected to positively impact 1997 earnings per share by $.14 and will not affect the Company's cash or stock dividend.
     The Company will continue to explore opportunities to improve NOARK; however, the Company is also interested in selling its interest in NOARK.
     See Note 9 of Notes to the Consolidated Financial Statements for further discussion of NOARK and the Company's guarantees related to the pipeline's financing.

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

Future Financing. In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of short-term lines of credit. When appropriate, the Company will refinance its short-term lines with long-term debt, common stock or other long-term financing instruments. In 1997, the Company expects to refinance a portion of its $91,000,000 outstanding short-term credit facilities.
     During 1997, the Company expects to make contributions to the NOARK Pipeline System in connection with its guarantees of the pipeline's debt. See
Note 9 of Notes to the Consolidated Financial Statements for discussion of the Company's guarantees related to NOARK's financing.

Commodity Hedging. The Company's natural gas marketing subsidiary, SEMCO, has entered into various long-term sales commitments which may extend up to 60 months into the future. SEMCO maintains a hedging program with the objective of preserving the anticipated margin on these sales commitments. The hedges are designed to ensure that the impact of natural gas price fluctuations on the fair value of long-term sales commitments will be offset by gains and losses on the hedging instrument. The most frequently used hedging instruments are natural gas futures and options, although SEMCO may also enter into natural gas swap agreements, contract to purchase natural gas from producers for future delivery or inject gas into storage for later withdrawal.
     Critical to the success of the hedging program is the performance by both the party to the hedge and the marketing customer buying gas under the long-term sales commitment. SEMCO performs extensive credit reviews on new and existing marketing customers and only enters into hedging transactions with reputable dealers, primarily on the NYMEX, or directly with reliable suppliers.
     At December 31, 1996 and 1995, SEMCO had recorded net deferred gains (losses) from its hedging program of approximately ($1,700,000) and $100,000, respectively. At the same time, SEMCO had offsetting amounts of unrecorded gains or losses pursuant to the underlying long-term sales commitments.
     See Note 7 of Notes to the Consolidated Financial Statements for further information regarding the types, underlying notional volumes, and fair values of SEMCO's hedges at December 31, 1996 and December 31, 1995.

Other Areas
     In the first quarter of 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new FASB accounting standard requires the accrual method of accounting for postretirement benefits. Although the adoption of this standard did not have a material impact on the Company's results of operations, it does have significant regulatory ratemaking implications.
     Pursuant to a generic order issued by the MPSC, Southeastern and Michigan Gas are recording a liability and a corresponding regulatory asset for their portion of retiree medical costs. The generic order provides for recovery of this regulatory asset provided a utility files a general rate case and demonstrates the need for a rate increase to compensate for this additional cost. Southeastern and Michigan Gas filed a combined rate case in December 1996 in accordance with this order. The Company is seeking $5,500,000 of rate relief through this rate case, and expects to receive a rate order from the MPSC in the fourth quarter of 1997. The outcome of future rate cases cannot be predicted.
     Until Battle Creek received its rate increase in December 1995, the utility was also recording a regulatory asset for its portion of retiree medical costs. Since the costs were allowed in rates in December 1995, Battle Creek is no longer deferring any retiree medical costs and is amortizing its regulatory asset into expense.
     See Note 8 of the Notes to the Consolidated Financial Statements for further discussion of SFAS 106 and Note 3 of the Notes to the Consolidated Financial Statements for further discussion of the combined rate case of Southeastern and Michigan Gas.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,                     1996         1995         1994
                                          (restated)
                                           --------     --------     --------
                                               (in thousands of dollars,
                                               except per share amounts)
Operating Revenues
  Gas sales                                $219,371     $184,024     $195,960
  Gas marketing                             308,703      133,396      158,284
  Transportation                             12,358       12,448       11,999
  Other operations                            4,517        5,670        6,187
                                           --------     --------     --------
                                           $544,949     $335,538     $372,430
                                           --------     --------     --------
Operating Expenses
  Cost of gas sold                         $151,135     $120,619     $135,669
  Cost of gas marketed                      308,619      130,087      153,973
  Operations and maintenance                 40,669       36,217       35,558
  Depreciation                               11,317       12,035       11,549
  Income taxes                                4,304        6,188        5,204
  Taxes other than income taxes               8,648        7,966        8,186
                                           --------     --------     --------
                                           $524,692     $313,112     $350,139
                                           --------     --------     --------
Income Before Income Deductions
  Operating Income                         $ 20,257     $ 22,426     $ 22,291
  Write-down of NOARK investment,
    net of income taxes of $11,308          (21,000)          --           --
  Other income (loss), net                     (813)        (179)         (42)
                                           --------     --------     --------
                                           $ (1,556)    $ 22,247     $ 22,249
                                           --------     --------     --------
Income Deductions
  Interest on long-term debt               $  8,514     $  8,546     $  8,605
  Other interest                              2,166        1,727        1,788
  Amortization of debt expense                  373          448          382
  Dividends on preferred stock of
    subsidiary and convertible preferred        194          195          196
                                           --------     --------     --------
                                           $ 11,247     $ 10,916     $ 10,971
                                           --------     --------     --------
Net Income (Loss)
  Before extraordinary item                $(12,803)    $ 11,331     $ 11,278
  Extraordinary item--Loss on early
    extinguishment of debt, net of
    income taxes of $692                         --           --        1,286
                                           --------     --------     --------
                                           $(12,803)    $ 11,331     $  9,992
                                           ========     ========     ========
  Earnings (loss) per share before
    extraordinary item                     $  (1.03)    $    .91     $    .93
                                           ========     ========     ========
  Earnings (loss) per share                $  (1.03)    $    .91     $    .82
                                           ========     ========     ========
  Cash dividends paid per share            $    .78     $    .74     $    .71
                                           ========     ========     ========
  Average common shares outstanding      12,397,132   12,423,264   12,189,806
                                         ==========   ==========   ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,                                                1996            1995            1994
                                                                     (restated)
                                                                     ---------       ---------       ---------
                                                                               (in thousands of dollars)
Cash Flows From Operating Activities
 Cash received from customers                                        $ 486,717       $ 320,707       $ 375,536
 Cash paid for payrolls and to suppliers                              (456,169)       (264,440)       (325,671)
 Interest paid                                                         (10,543)        (10,283)        (11,104)
 Income taxes paid                                                      (3,275)         (5,570)         (3,379)
 Taxes other than income taxes paid                                     (8,197)         (7,995)         (7,966)
 Other cash receipts and payments, net                                   2,899             174             846
                                                                     ---------       ---------       ---------
  Net Cash From Operating Activities                                 $  11,432       $  32,593       $  28,262
                                                                     ---------       ---------       ---------
Cash Flows From Investing Activities
 Natural gas distribution property additions                         $ (30,169)      $ (26,259)      $ (20,353)
 Other property additions                                                 (340)           (713)         (1,451)
 Proceeds from property sales, net of retirement costs                     865             640            (313)
 Proceeds from sale and leaseback of capital assets                         --           3,737              --
 Advances to equity investees                                             (844)         (3,312)           (906)
                                                                     ---------       ---------       ---------
  Net Cash From Investing Activities                                 $ (30,488)      $ (25,907)      $ (23,023)
                                                                     ---------       ---------       ---------
Cash Flows From Financing Activities
 Issuance of common stock                                            $   5,132       $   6,012       $  20,384
 Repurchase of common stock                                             (5,629)         (5,998)             --
 Net change in notes payable to banks                                   39,400           1,700          (2,342)
 Issuance of long-term debt                                                 --              --          80,000
 Repayment of long-term debt                                               (15)         (1,322)        (94,783)
 Payment of dividends                                                   (9,864)         (9,425)         (8,852)
                                                                     ---------       ---------       ---------
  Net Cash From Financing Activities                                 $  29,024       $  (9,033)      $  (5,593)
                                                                     ---------       ---------       ---------
Cash and Temporary Cash Investments
 Net increase (decrease)                                             $   9,968       $  (2,347)      $    (354)
 Beginning of year                                                         264           2,611           2,965
                                                                     ---------       ---------       ---------
  End Of Year                                                        $  10,232       $     264       $   2,611
                                                                     =========       =========       =========
Reconciliation of Net Income (Loss) to
 Net Cash From Operating Activities
  Net income (loss)                                                  $ (12,803)      $  11,331       $   9,992
  Adjustments to reconcile net income (loss) to
   net cash from operating activities:
    Depreciation                                                        11,317          12,035          11,549
    Extraordinary item, net                                                 --              --           1,286
    Write-down of NOARK investment, net                                 21,000              --              --
    Deferred taxes and investment tax credits                            3,958             304            (838)
    Equity loss, net of distributions                                    3,740             990             834
    Receivables                                                        (10,189)         (9,513)         (4,703)
    Accrued revenue                                                    (37,695)         (5,555)         (2,021)
    Materials and supplies and gas in underground storage              (12,380)         12,820          (2,232)
    Gas charges, recoverable from customers                             (7,937)          2,349           7,767
    Other current assets                                                (4,839)          6,189          (2,154)
    Accounts payable                                                    57,382           4,973           2,992
    Customer advances and amounts payable to customers                  (1,539)         (1,638)          1,711
    Accrued taxes                                                       (2,528)            (22)          1,156
    Other, net                                                           3,945          (1,670)          2,923
                                                                     ---------       ---------       ---------
  Net Cash From Operating Activities                                 $  11,432       $  32,593       $  28,262
                                                                     =========       =========       =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
At December 31,                                          1996           1995
                                                      (restated)
                                                      ---------       --------
                                                      (in thousands of dollars)
ASSETS
Utility Plant
  Plant in service, at cost                            $340,675       $313,658
  Less--Accumulated depreciation                         96,391         87,308
                                                       --------       --------
                                                       $244,284       $226,350
  Construction work in progress                           2,103            944
                                                       --------       --------
                                                       $246,387       $227,294
                                                       --------       --------
Other Property, Net                                    $  9,585       $ 12,883
                                                       --------       --------
Current Assets
  Cash and temporary cash investments, at cost         $ 10,232       $    264
  Receivables, less allowances of $1,247 and $729        42,509         32,320
  Accrued revenue                                        76,549         38,854
  Materials and supplies, at average cost                 3,025          3,280
  Gas in underground storage                             32,807         20,172
  Gas charges, recoverable from customers                13,791          5,854
  Accumulated deferred income taxes                         364          2,249
  Other                                                  11,864          5,827
                                                       --------       --------
                                                       $191,141       $108,820
                                                       --------       --------
Deferred Charges and Other
  Unamortized debt expense                             $  5,328       $  5,702
  Deferred gas charges, recoverable from customers          290            615
  Advances to equity investees                            5,062          4,218
  Other                                                  20,445         18,991
                                                       --------       --------
                                                       $ 31,125       $ 29,526
                                                       --------       --------
                                                       $478,238       $378,523
                                                       ========       ========
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock equity                                  $ 86,544       $109,511
  Cumulative convertible preferred stock                    169            172
  Cumulative preferred stock of subsidiary                3,100          3,100
  Long-term debt, including capital lease obligations   106,468        105,858
                                                       --------       --------
                                                       $196,281       $218,641
                                                       --------       --------
Current Liabilities
  Notes payable to banks                               $ 91,100       $ 51,700
  Current portion of capital lease obligations            1,644          1,467
  Accounts payable                                       95,400         38,018
  Customer advance payments                               5,612          5,764
  Accrued taxes                                              --            704
  Accrued interest                                        1,272          1,135
  Amounts payable to customers                               --            682
  Other                                                   6,998          4,851
                                                       --------       --------
                                                       $202,026       $104,321
                                                       --------       --------
Deferred Credits
  Reserve for equity investment                        $ 32,942       $     --
  Accumulated deferred income taxes                      10,113         19,080
  Unamortized investment tax credit                       2,782          3,049
  Customer advances for construction                      8,621          9,326
  Other                                                  25,473         24,106
                                                       --------       --------
                                                       $ 79,931       $ 55,561
                                                       --------       --------
                                                       $478,238       $378,523
                                                       ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.
                                     -21-

CONSOLIDATED STATEMENTS OF CAPITALIZATION


At December 31,                                          1996           1995
                                                      (restated)
                                                       --------       --------
                                                      (in thousands of dollars)
Common Stock Equity
  Common stock, par value $1 per share--authorized
    20,000,000 shares; 12,400,331 and 11,837,075
    shares outstanding                                 $ 12,400       $ 11,837
  Capital surplus                                        79,489         80,546
  Retained earnings (deficit)                            (5,345)        17,128
                                                       --------       --------
                                                       $ 86,544       $109,511
                                                       --------       --------
Cumulative Convertible Preferred Stock
  Convertible preferred stock, par value $1 per
    share--authorized 500,000 shares issuable in
    series; 6,751 and 6,885 shares outstanding         $      7       $      7
  Capital surplus                                           162            165
                                                       --------       --------
                                                       $    169       $    172
                                                       --------       --------
Cumulative Preferred Stock of Subsidiary
  $100 par value (callable at option of Subsidiary)
    6% series A--15,000 shares authorized and
      outstanding                                      $  1,500       $  1,500
    5 1/2% series B--10,000 shares authorized and
      outstanding                                         1,000          1,000
    5 1/2% series C--5,000 shares authorized;
      4,000 shares outstanding                              400            400
    5 1/2% series D--2,000 shares authorized and
      outstanding                                           200            200
                                                       --------       --------
                                                       $  3,100       $  3,100
                                                       --------       --------
Long-Term Debt
  Southeastern Michigan Gas Enterprises, Inc.
    8.00% notes due 2004                               $ 55,000       $ 55,000
    8.32% notes due 2024                                 25,000         25,000
    8.625% debentures due 2017                           23,573         23,588
    Long term capital lease obligations                   2,895          2,270
                                                       --------       --------
                                                       $106,468       $105,858
                                                       --------       --------
                                                       $196,281       $218,641
                                                       ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT


Years Ended December 31,                          1996       1995       1994
                                               (restated)
                                               ---------   -------    -------
                                                  (in thousands of dollars)
Common Stock
  Beginning of year                             $11,837    $11,261    $ 9,680
    5% stock dividends May 1996, May 1995
      and May 1994                                  590        564        525
    Issuance of common stock                         --         --        748
    Issuance of common stock through DRIP
      and other                                     293        326        308
    Repurchase of common stock                     (320)      (314)        --
                                                -------    -------    -------
  End of year                                   $12,400    $11,837    $11,261
                                                =======    =======    =======

Common Stock Capital Surplus
  Beginning of year                             $80,546    $81,091    $62,286
    5% stock dividends May 1996, May 1995
      and May 1994                                 (590)      (564)      (543)
    Issuance of common stock                         --         --     13,881
    Issuance of common stock through DRIP
      and other                                   4,842      5,702      5,467
    Repurchase of common stock                   (5,309)    (5,683)        --
                                                -------    -------    -------
  End of year                                   $79,489    $80,546    $81,091
                                                =======    =======    =======

Retained Earnings (Deficit)
  Beginning of year                             $17,128    $15,027    $13,691
    Net income (loss)                           (12,803)    11,331      9,992
    Cash dividends on common stock               (9,670)    (9,230)    (8,656)
                                                -------    -------    -------
  End of year                                   $(5,345)   $17,128    $15,027
                                                =======    =======    =======

Cumulative Convertible Preferred Stock
  Beginning of year                             $     7    $     8    $     8
    Conversion of preferred stock                    --         (1)        --
                                                -------    -------    -------
  End of year                                   $     7    $     7    $     8
                                                =======    =======    =======

Cumulative Convertible Preferred Stock
 Capital Surplus
  Beginning of year                             $   165    $   180    $   182
    Conversion of preferred stock                    (3)       (15)        (2)
                                                -------    -------    -------
  End of year                                   $   162    $   165    $   180
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

Utility Plant, Other Property and Depreciation. Utility plant and other property are recorded at cost. The subsidiaries provide for depreciation on a straight-line basis over the estimated useful lives of the related property.
     The ratio of depreciation to the average balance of property approximated 3.6%, 4.0% and 4.1% for the years 1996, 1995 and 1994, respectively. Certain investments in unconsolidated companies recorded using the equity method are reported as other property. See Note 10 for further discussion.

Receivables, Gas Sales, Transportation and Gas Marketing Revenues. Customer receivables, gas sales and transportation revenues arise from the operations of the utility subsidiaries. Gas marketing revenues and receivables arise from SEMCO's marketing operations.

Revenue Recognition. Southeastern, Michigan Gas and Battle Creek bill monthly on a cycle basis and follow the industry practice of recognizing accrued revenue for gas services rendered to their customers but not billed at month end. SEMCO recognizes marketing revenues, and any related hedging gains or losses, in the same period natural gas is delivered to customers. See Note 7 for further discussion about SEMCO's hedging activities.

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

2.   RESTATEMENT OF FINANCIAL STATEMENTS
On March 10, 1998, the Company announced that it had discovered that certain transactions associated with its gas marketing subsidiary, SEMCO Energy Services, Inc., were incorrectly recorded. The related financial impact has been quantified based upon work completed by the Company, outside consultants and its independent auditors. The adjustments relate to incorrect margin recognition, incorrect accounting of gas in storage, previously unrecorded borrowed gas and various other items. During 1997, the Company implemented new computer, procedural and accounting systems along with employing new management and accounting personnel at its marketing subsidiary, which management believes will help mitigate such items from reoccurring.
     In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. In addition, see Note 11 for restated interim financial information for 1996. The impact of these adjustments on the Company's results of operations as previously reported for 1996 is summarized below (in thousands of dollars, except per share amounts):

                                           Previously
                                            Reported            Restated
                                           ----------           --------
     Operating Revenues
          Gas marketing                     $311,384            $308,703
     Operating Expenses
          Cost of gas marketed               305,395             308,619
          Income taxes                         6,371               4,304
     Operating income                         24,095              20,257
     Net loss                                 (8,965)            (12,803)
     Loss per share                         $   (.72)           $  (1.03)

     The effect of the restatement on the December 31, 1996 Consolidated Balance Sheet resulted in corresponding decreases of $1,076,000 in receivables, $789,000 in gas in underground storage, $3,838,000 in retained earnings and $2,067,000 in accrued taxes while accounts payable increased $4,040,000 compared to December 31, 1996 amounts previously reported.

3.   REGULATORY MATTERS
Southeastern and Michigan Gas Rate Case. In December 1996, Southeastern and Michigan Gas filed a combined general rate case with the MPSC requesting an annual rate increase of $5,500,000. The rate case includes a request for the recovery of certain expenses related to the change in accounting for the cost of retiree medical benefits. In addition, the combined filing proposes a merger of Southeastern and Michigan Gas, incorporates a declining block rate schedule for sales customers and capacity reservation charges for transportation, and would introduce incentive regulation, comprised of a proposal to share excess authorized returns with ratepayers. The Company expects an order from the MPSC in the fourth quarter of 1997. Any rate relief granted will be based on all elements of cost of service.

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

4.   INCOME TAXES
SFAS No. 109. The Company accounts for income taxes in accordance with SFAS 109, "Accounting For Income Taxes."
     SFAS 109 requires an annual measurement of deferred tax assets and deferred tax liabilities based upon the estimated future tax effects of temporary differences and carry forwards. In general, the total deferred tax expense or benefit for the year equals the difference between the beginning and end of year balances in deferred tax assets and liabilities.

Provision for Income Taxes. The components of the provision for income taxes are as follows (in thousands of dollars):

                                                  1996       1995       1994
                                               (restated)
                                                -------    -------    -------
Federal
  Currently payable                             $ 1,160    $ 5,606    $ 5,849
  Deferred to future periods                     (8,201)       812     (1,023)
  Investment tax credits                           (267)      (267)      (267)
                                                -------    -------    -------
Total income taxes                              $(7,308)   $ 6,151    $ 4,559
  Less amounts included in:
  Write-down of NOARK investment, net           (11,308)        --         --
  Other income (loss), net                         (304)       (37)        47
  Extraordinary item, net                            --         --       (692)
                                                -------    -------    -------
Amount included in operating expenses           $ 4,304    $ 6,188    $ 5,204
                                                =======    =======    =======

Reconciliation of Statutory Rate to Effective Rate. A reconciliation of the difference between the Company's provision for income taxes and income taxes computed at the statutory rate follows (in thousands of dollars):

                                                 1996        1995       1994
                                              (restated)
                                               --------    -------    -------
Net income (loss)                              $(12,803)   $11,331    $ 9,992
Add back:
  Preferred dividends                               194        195        196
  Income taxes                                   (7,308)     6,151      4,559
                                               --------    -------    -------
Pre-tax income (loss)                          $(19,917)   $17,677    $14,747
                                               ========    =======    =======
Computed federal income taxes                  $ (6,971)   $ 6,187    $ 5,161
Depreciation                                         --        (43)      (184)
Amortization of deferred ITC                       (267)      (267)      (267)
Amortization of non-deductible amounts
  resulting from acquisitions                       216        217        216
Other                                              (286)        57       (367)
                                               --------    -------    -------
Total income taxes                             $ (7,308)   $ 6,151    $ 4,559
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

5.   CAPITALIZATION
Common Stock Equity. The Company issued five percent stock dividends in May 1996, May 1995 and May 1994. Earnings per share of common stock, cash dividends per share of common stock and average number of common shares outstanding have been restated to reflect the stock dividends.

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
                                                             ------
                                                             $2,895
                                                             ======

6.   SHORT-TERM BORROWINGS
The Company maintains unsecured lines of credit at two banks. Interest on all such lines are at variable rates, which do not exceed the banks' prime lending rates. These arrangements are set to expire during 1997 and the Company expects they will be renegotiated at comparable terms.
     Information regarding these borrowings for each of the last three years is as follows (in thousands of dollars):

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

7.   FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Financial Instruments. The following methods and assumptions were used to estimate the fair value of each significant class of financial instruments:

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

     In addition to the above balances, SEMCO recorded approximately $250,000 in net deferred gains on contracts closed prior to December 31, 1996 related to 1997 sales commitments which is also included in other current assets.
     As of December 31, 1996 and 1995, SEMCO also had outstanding natural gas swap agreements covering a notional amount of 7,476,000 Mcf and 2,292,000 Mcf, respectively. The estimated unrealized gain of these agreements, determined by market quotes, was $450,000 and $170,000 at December 31, 1996 and 1995, respectively.
     SEMCO also hedges certain of its sales commitments with gas held in storage. At December 31, 1996 and 1995, SEMCO held approximately 1,868,000 Mcf and 1,207,000 Mcf in storage with a carrying value of $7,196,000 and $2,253,000, respectively. At December 31, 1996 and 1995, SEMCO had deferred losses associated with this gas of $1,732,000 and $978,000, respectively.

8.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Pension Plans. The Company has non-contributory, defined benefit pension plans, covering substantially all employees. Pension plan benefits are generally based upon years of service and compensation during the final years of employment. The Company's funding policy is to contribute amounts annually to the plans based upon actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations. The Company contributes at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended.
     At December 31, 1996, plan assets consisted of 53.2% equity investments, 12.9% guaranteed income insurance contracts, 33.7% fixed income securities and
 .2% cash equivalents.
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

Other Postretirement Benefits. In addition to providing pension benefits, the Company provides certain medical and prescription drug benefits to qualified retired employees, their spouses and covered dependents. To qualify, a retiree must have started employment before January 1, 1992 and have had at least ten years of service. Retirees with less than 30 years of service are required to contribute from 5% to 50% of the Company's coverage cost, with the percentage depending on the retiree's age and years of service. Employees hired after January 1, 1992 are not eligible for these benefits under the current plan.
     The Company accounts for retiree medical benefits in accordance with SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires the full accrual of such costs during the years that the employee renders service to the Company until the date of full eligibility. The Company adopted SFAS 106 effective January 1, 1993.
     In December 1992, the MPSC issued a generic order addressing the adoption of SFAS 106 by utilities under their jurisdiction. The order allows Michigan utilities to adopt SFAS 106 for accounting and ratemaking purposes, subject to a final order in a general rate case, and requires the external funding for amounts recovered in rates. Southeastern and Michigan Gas filed a combined general rate case in accordance with the order during 1996. Any rate relief granted will be based on all elements of cost of service, including this obligation.
     The City Commission of Battle Creek allowed the recovery of retiree medical benefits in Battle Creek's December 1995 rate increase, as discussed in
Note 3.
   The combined net periodic retiree medical costs consisted of the following components (in thousands of dollars):

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
                                         ======         ======         ======

     In 1996, 1995 and 1994, the Company expensed net retiree medical costs of $1,395,000, $905,000 and $841,000, respectively, consisting of total costs incurred under the pay-as-you-go method plus additional retiree medical costs recorded by the non-utility subsidiaries and Battle Creek. In 1996, 1995 and 1994, the Company also expensed $663,000, $663,000 and $437,000, respectively, of retiree medical costs pursuant to certain MPSC orders regarding the reduction in Michigan state property taxes. See Note 3 for further discussion of these MPSC orders. The Company recorded regulatory assets related to the utility subsidiaries' retiree medical costs of $496,000, $3,810,000 and $4,448,000 in 1996, 1995 and 1994, respectively.
     The Company funds retiree medical benefits on a discretionary basis through an Internal Revenue Code Section 401(h) account. In 1996 and 1995, the Company made cash contributions to the 401(h) account of $744,000 and $437,000, respectively. No contributions were made to the 401(h) account in 1994.

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

9.   COMMITMENTS AND CONTINGENCIES
Construction Program. The Company's plans for expansion and improvement of its distribution and transmission system, as well as other operations, are under a process of continuing review. Aggregate capital expenditures for all segments of the Company's operations for 1997 are projected at $29,400,000. Certain commitments have been made in connection with these expenditures.

Guarantees. SEMCO Arkansas Pipeline Company, a wholly-owned subsidiary of SEMCO, has a 32% interest in a partnership which operates the NOARK Pipeline System. NOARK is a 302-mile intrastate natural gas pipeline, originating in northwest Arkansas and extending northeast across the state. The pipeline became operational during the third quarter of 1992.

     The Company, SEMCO Arkansas Pipeline Company and SEMCO have guaranteed 40% of the principal and interest payments on approximately $82,300,000 of debt used to finance the pipeline. Of the total debt, $53,550,000 is outstanding pursuant to a long-term arrangement requiring annual principal payments of approximately $3,150,000 together with interest on the unpaid balance. This arrangement matures in 2009 and has a fixed interest rate of 9.7375%. The remaining debt is pursuant to a $30,000,000 multibank revolving line of credit which currently matures April 26, 1998. Under the terms of the credit agreement, NOARK may request, on an annual basis, a one-year extension of the then-effective termination date. At December 31, 1996, NOARK had $28,750,000 outstanding under the agreement with interest payments at a variable interest rate.
     NOARK has been operating below capacity and generating losses since it was placed in service. Operating cash flows have been insufficient to meet principal and interest payments on the debt. The Company contributed $906,000 to NOARK in October 1994, $760,000 in January 1995, $800,000 in April 1995, $880,000 in July 1995 and $872,000 in October 1995, in connection with its guarantee.
     In December 1995, NOARK received $6,000,000 in settlement of litigation between Vesta Energy Company and the NOARK partners. Vesta paid the settlement in consideration of termination of a firm transportation agreement with NOARK, including all related contracts, and release from all obligations related to the NOARK Pipeline System.
     NOARK used the Vesta settlement to temporarily reduce outstanding borrowings on its revolving line of credit. Therefore, the Company was not required to make another contribution to NOARK until October 1996, when the Company contributed $844,000. In 1997, the Company estimates its required contributions to NOARK in the range of $3,000,000 to $3,500,000.
     In December 1996, the Company recorded a one-time non-cash after-tax charge against earnings of $21,000,000 on its investment and participation as a general partner in NOARK. On a pre-tax basis, the charge against earnings represents a significant portion of the Company's current investment, including loan guarantees, in NOARK. The Company recorded this write-down due to its inability to recover the carrying amount of its investment in NOARK, including the loan guarantees. The Company recognized a loss in value of its NOARK investment due to recurring losses generated by NOARK and NOARK's continued inability to meet principal and interest payments on the partnership debt.
     The Company's short-term credit arrangements, note agreements and long-term debt indentures contain restrictive covenants requiring certain levels of earnings and the maintenance of certain financial ratios. Because of the NOARK write-down, the Company would have been in violation of certain of these covenants, however the Company has received waivers or amendments for all affected covenants.
     The Company will continue to explore opportunities to improve the project, but the write-down is expected to eliminate the need for significant NOARK operating losses being recorded in the Company's future income statements and will not affect the Company's cash or stock dividend.
     The Company sold its interest in NOARK in early 1998.

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

10.  INVESTMENTS IN AFFILIATES
The equity method of accounting is used for interests the Company holds in affiliates 20% to 50% owned or in which the Company has significant influence over operations. These affiliate companies are generally involved in natural gas transmission, storage, or associated operations. The Company provides income taxes on its share of undistributed earnings of these subsidiaries at the time the earnings are included in consolidated income. Refer to Note 9 for a discussion of the Company's significant guarantees of affiliate debt.
     At December 31, 1996, the Company held the following interests in these affiliates:

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
                                               ========   ========   ========

11.  QUARTERLY FINANCIAL INFORMATION (Unaudited)
In the opinion of the Company, the following quarterly information includes all adjustments necessary for a fair statement of the results of operations for such periods. Earnings and dividends per share of common stock are calculated based upon the weighted average number of shares outstanding during each quarter. Due to the seasonal nature of the Company's gas distribution business, the results of operations reported on a quarterly basis show substantial variations.

     The following amounts are shown in thousands of dollars, except per share amounts:

Quarters                        First                Second                Third                Fourth
--------                --------------------  -------------------  --------------------  --------------------
                        Previously            Previously           Previously            Previously
                         Reported   Restated   Reported  Restated   Reported   Restated   Reported   Restated
                        ----------  --------  ---------- --------  ----------  --------  ----------  --------
1996
 Operating revenue       $176,128   $175,047    $82,390   $82,105    $91,082    $90,669   $198,030   $197,128
 Operating income          11,859     10,669      2,696     2,428         34       (377)     9,506      7,537
 Net income (loss)<F1>      8,742      7,552         89      (179)    (2,853)    (3,264)   (14,943)   (16,912)
 Earnings (loss) per
   share<F1><F2><F3>          .71        .61        .01      (.01)      (.23)      (.26)     (1.20)     (1.36)
 Cash dividends per
   share<F2>                  .19                   .19                  .20                   .20

Quarters                  First       Second    Third     Fourth
--------                ---------    -------   -------   --------
1995
 Operating revenue       $117,305    $65,741   $50,607   $101,885
 Operating income          10,659      2,960         7      8,800
 Net income (loss)          7,457        295    (2,688)     6,267
 Earnings (loss) per
   share<F2><F3>              .60        .02      (.22)       .50
 Cash dividends per
   share<F2>                  .18        .18       .19        .19

<F1>
Includes the impact of a $21,000 (net of tax), or $1.69 per share, write-down of NOARK investment in the Fourth Quarter (see note 9).  Excluding the write-down, restated net income was $4,088, or $.33 per share.
<F2>
Adjusted for five percent stock dividends in May 1996 and May 1995.
<F3>
Total for each year may not equal annual earnings per share due to changes in shares outstanding.

     The unaudited quarterly information for fiscal 1996 has been restated due to the discovery of certain transactions that were incorrectly recorded at the Company's gas marketing subsidiary (see Note 2).

                              ARTHUR ANDERSEN LLP


                   Report of Independent Public Accountants


To SEMCO Energy, Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC. (a Michigan corporation, now doing business as SEMCO Energy, Inc.) and subsidiaries as of December 31, 1996 (as restated, see Note 2 of the Notes to the Consolidated Financial Statements) and December 31, 1995, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

Detroit, Michigan,
  March 10, 1998.

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

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  1.   Consolidated Financial Statements.  The following financial statements are included in Part II, item 8 above.

                                                               Pages in 10-K
                                                               -------------

          Consolidated Statements of Operations for the years
            ended December 31, 1996, 1995 and 1994                   19

          Consolidated Statements of Cash Flows for the
            years ended December 31, 1996, 1995 and 1994             20

          Consolidated Balance Sheets as of
            December 31, 1996 and 1995                               21

          Consolidated Statements of Capitalization as
            of December 31, 1996 and 1995                            22

          Consolidated Statements of Changes in
            Stockholders' Investment for the years
            ended December 31, 1996, 1995 and 1994                   23

          Notes to the Consolidated Financial Statements           24-38

          Report of Independent Public Accountants                   39


(a)  2.   Financial Statement Schedules.

          The following additional data should be read in conjunction with the Consolidated Financial Statements in Part II, item 8 above. Schedules not included herein have been omitted because they are not applicable or the required information is shown in such financial statements or notes thereto.

          Schedule
           Number                                              Pages in 10-K
          --------                                             -------------

             I      Condensed Financial Information of
                    Southeastern Michigan Gas Company                46

            II      Consolidated Valuation and Qualifying
                    Accounts for the years ended
                    December 31, 1996, 1995 and 1994                 50

(a)  3.   Exhibits, including those incorporated by reference

                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
-------             -----------                           --------    ---------
  2       Plan of Acquisition, etc.                          NA           NA
  3       Articles of Incorporation and Bylaws
  3(a)    1--Articles of Incorporation of Southeastern
             Michigan Gas Enterprises, Inc.
             (Enterprises), as restated
             July 11, 1989.(a)                                            x
          2--Certificate of amendment to Article III of
             the Articles of Incorporation dated
             May 16, 1990.(b)                                             x
 3(b)     Bylaws of Enterprises--last revised
          March 1, 1995.(i)                                               x
 4(a)     Trust Indenture dated April 1, 1992, between
          Enterprises and NBD Bank, N.A. as Trustee.(e)                   x
 4(b)     Note Agreement dated June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(g)                                              x
 9        Voting Trust Agreement.                            NA           NA
10        Material Contracts.
10(a)     Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(c)                              x
10(b)     Group A Employment Contract.(f)                                 x
10(c)     Short-Term Incentive Plan.(f)                                   x
10(d)     Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(h)                                             x
11        Statement re computation of per share earnings.    NA           NA
12        Statements re computation of ratios.(d)                         x
13        Annual report to shareholders.                     NA           NA
16        Letter re change in certifying accountant.         NA           NA
18        Letter re change in accounting principles.         NA           NA
21        Subsidiaries of the Registrant.(k)                              x
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consent of Independent Public Accountants.         x
24        Power of Attorney.(k)                                           x
27        Financial Data Schedule.                           x
28        Information from reports furnished to state
          insurance regulatory authorities.                  NA           NA
99.1      Proxy Statement dated March 7, 1997.(j)                         x
99.2      Stock Option Certificate and Agreement
          dated October 10, 1996 between Enterprises
          and William L. Johnson.(k)                                      x
99.3      Stock Option Certificate and Agreement
          dated February 26, 1997 between Enterprises
          and William L. Johnson.(k)                                      x
99.4      Rights Agreement dated as of April 15, 1997
          between Enterprises and Continental Stock
          Transfer & Trust Company, as Rights Agent.(k)                   x

Key to Exhibits Incorporated by Reference

     (a) Filed with Enterprises' Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (b) Filed with Enterprises' Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (c) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (d) Filed with Enterprises' Form 10-K for 1991, dated March 27, 1992, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (f) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (g) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (h) Filed with Enterprises' Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (i) Filed with Enterprises' Form 10-K for 1995, dated March 28, 1995, File No. 0-8503.
     (j) Filed March 6, 1997, pursuant to Rule 14a-6 of the Exchange Act, File No. 0-8503.
     (k) Filed with Enterprises' Form 10-K for 1996, dated March 27, 1996, File No. 0-8503.



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

                                    SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.

Date:  March 10, 1998               By /s/ William L. Johnson
                                       ----------------------------------------
                                       William L. Johnson
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                    Title                          Date
          ---------                    -----                          ----

/s/William L. Johnson     President and Chief Executive         March 10, 1998
------------------------
   William L. Johnson         Officer (Director)

/s/Robert J. Digan, II    Senior Vice President and             March 10, 1998
------------------------
   Robert J. Digan, II        Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

                          Director
------------------------
   Frank G. Andreoni

/s/Daniel A. Burkhardt*   Director                              March 10, 1998
------------------------
   Daniel A. Burkhardt

/s/Edward J. Curtis*      Director                              March 10, 1998
------------------------
   Edward J. Curtis

/s/John T. Ferris*        Director                              March 10, 1998
------------------------
   John T. Ferris

/s/Michael O. Frazer*     Director                              March 10, 1998
------------------------
   Michael O. Frazer

/s/Harvey I. Klein*       Director                              March 10, 1998
------------------------
   Harvey I. Klein

/s/Frederick S. Moore*    Director                              March 10, 1998
------------------------
   Frederick S. Moore

/s/Edith A. Stotler*      Director                              March 10, 1998
------------------------
   Edith A. Stotler

/s/Donald W. Thomason*    Director                              March 10, 1998
------------------------
   Donald W. Thomason

*By/s/William L. Johnson                                        March 10, 1998
   ---------------------
      William L. Johnson
      Attorney-in-fact

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
                                                            ======     ======         ======           ======

                  SOUTHEASTERN MICHIGAN GAS ENTERPRISES, INC.
                                 Exhibit Index
                                   Form 10-K
                                     1996

                                                                 Filed
                                                          --------------------
Exhibit                                                                  By
  No.               Description                           Herewith    Reference
-------             -----------                           --------    ---------
  2       Plan of Acquisition, etc.                          NA           NA
  3       Articles of Incorporation and Bylaws
  3(a)    1--Articles of Incorporation of Southeastern
             Michigan Gas Enterprises, Inc.
             (Enterprises), as restated
             July 11, 1989.(a)                                            x
          2--Certificate of amendment to Article III of
             the Articles of Incorporation dated
             May 16, 1990.(b)                                             x
 3(b)     Bylaws of Enterprises--last revised
          March 1, 1995.(i)                                               x
 4(a)     Trust Indenture dated April 1, 1992, between
          Enterprises and NBD Bank, N.A. as Trustee.(e)                   x
 4(b)     Note Agreement dated June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(g)                                              x
 9        Voting Trust Agreement.                            NA           NA
10        Material Contracts.
10(a)     Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(c)                              x
10(b)     Group A Employment Contract.(f)                                 x
10(c)     Short-Term Incentive Plan.(f)                                   x
10(d)     Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(h)                                             x
11        Statement re computation of per share earnings.    NA           NA
12        Statements re computation of ratios.(d)                         x
13        Annual report to shareholders.                     NA           NA
16        Letter re change in certifying accountant.         NA           NA
18        Letter re change in accounting principles.         NA           NA
21        Subsidiaries of the Registrant.(k)                              x
22        Published report regarding matters submitted
          to a vote of security holders.                     NA           NA
23        Consent of Independent Public Accountants.         x
24        Power of Attorney.(k)                                           x
27        Financial Data Schedule.                           x
28        Information from reports furnished to state
          insurance regulatory authorities.                  NA           NA
99.1      Proxy Statement dated March 7, 1997.(j)                         x
99.2      Stock Option Certificate and Agreement
          dated October 10, 1996 between Enterprises
          and William L. Johnson.(k)                                      x
99.3      Stock Option Certificate and Agreement
          dated February 26, 1997 between Enterprises
          and William L. Johnson.(k)                                      x
99.4      Rights Agreement dated as of April 15, 1997
          between Enterprises and Continental Stock
          Transfer & Trust Company, as Rights Agent.(k)                   x

Key to Exhibits Incorporated by Reference

     (a) Filed with Enterprises' Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (b) Filed with Enterprises' Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (c) Filed with Enterprises' Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (d) Filed with Enterprises' Form 10-K for 1991, dated March 27, 1992, File No. 0-8503.
     (e) Filed with Enterprises' Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (f) Filed with Enterprises' Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (g) Filed with Enterprises' Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (h) Filed with Enterprises' Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (i) Filed with Enterprises' Form 10-K for 1995, dated March 28, 1995, File No. 0-8503.
     (j) Filed March 6, 1997, pursuant to Rule 14a-6 of the Exchange Act, File No. 0-8503.
     (k) Filed with Enterprises' Form 10-K for 1996, dated March 27, 1996, File No. 0-8503.