Form 10-K405
period 1997-12-31
SEMCO ENERGY INC
filed 1998-03-31
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1997

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___________ to ___________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (Common Stock, $1 Par Value) held by non-affiliates is computed at $205,153,000 based on 12,340,000 shares held by non--affiliates as of February 27, 1998 at the average of the bid and ask prices on the closest trading date for such stock of $16.50 and $16.75, respectively, as quoted on the National Association of Securities Dealers Automated Quotation National Market System (NASDAQ/NMS) (which prices may not represent actual transactions).

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of February 27, 1998: 13,268,000.


                    DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 21, 1998 Annual Meeting of Shareholders are incorporated by reference herein in response to Part III.

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

ITEM 3.        LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . .    7

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  .    7


PART II

ITEM 5.        MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
               COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . . . .    8

ITEM 6.        SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . .    9

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . .   10

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . .   21

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . .   43


PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . .  44

ITEM 11.       EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . .  44

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT . . . . . . . . . . . . . . . . . . . . . .  45

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . .  45


PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . .  46

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  49

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

Normal Degree Days . . . An average of degree days over the last 10 years

NASDAQ . . . . . . . . . National Association of Securities Dealers Automated
                         Quotations system

NYMEX  . . . . . . . . . New York Mercantile Exchange

SFAS . . . . . . . . . . Statement of Financial Accounting Standards

                                   PART I



ITEM 1.   BUSINESS


SEMCO Energy, Inc.

     SEMCO Energy, Inc. (the Company), formerly Southeastern Michigan Gas Enterprises, Inc., is an energy-focused holding company which was formed in 1977. It provides professional and technical services to the consolidated group in the areas of finance, accounting, tax, risk management, legal, human resources and information systems.
     The Company operates through three main subsidiaries. SEMCO Energy Gas Company (the Gas Company) purchases, distributes and transports natural gas to approximately 242,000 customers in the state of Michigan. SEMCO Energy Services, Inc. (Energy Services) markets energy to approximately 210 customers located in several states. SEMCO Energy Ventures, Inc. (Energy Ventures) is a diversified holding company with operations and investments in many segments of the energy industry. The Company and its subsidiaries employed approximately 520 persons throughout the state of Michigan at December 31, 1997.

SEMCO Energy Gas Company

     The Gas Company serves approximately 242,000 customers in twenty-four counties in the lower and upper peninsulas of Michigan.  It provides for the sale, delivery and transportation of natural gas to residential, commercial and industrial customers.  Set forth in the table below is sales and transportation information for the past three years:
                                                1997              1996              1995
                                           --------------    --------------    --------------
Gas sales revenue (in thousands):
  Residential..........................    $139,538   64%    $138,644   63%    $115,242   62%
  Commercial...........................      66,577   30       65,509   30       54,763   30
  Industrial...........................      12,065    6       15,218    7       14,019    8
                                           --------  ---     --------  ---     --------  ---
    Total gas sales revenue............    $218,180  100%    $219,371  100%    $184,024  100%
                                           ========  ===     ========  ===     ========  ===
Gas transportation revenue.............    $ 13,243          $ 12,358          $ 12,448
                                           ========          ========          ========

Throughput volumes (MMcf):
Gas sales volumes:
  Residential..........................      25,968   62%      26,703   61%      24,676   61%
  Commercial...........................      13,483   32       13,670   31       12,738   31
  Industrial...........................       2,534    6        3,385    8        3,373    8
                                             ------  ---       ------  ---       ------  ---
    Total gas sales volumes............      41,985  100%      43,758  100%      40,787  100%
                                             ======  ===       ======  ===       ======  ===
Gas transportation volumes.............      21,373            20,532            23,849
                                             ======            ======            ======

Gas Sales. The Gas Company provides for both the sale and delivery of natural gas to residential, commercial and industrial customers. Revenues are generated primarily through sales to residential and commercial customers. These customers use natural gas mainly for space heating purposes. Consequently, weather has a significant impact on sales. Given the impact of weather on this business, most gas sales revenue is earned in the first and fourth quarters of the calendar year.
     Competition in the gas sales market arises primarily from the availability of alternate energy sources such as electricity, propane and oil. However, this competition is minimal because of the inability of residential and commercial customers to economically convert to an alternate energy source when the price of natural gas fluctuates.
     The Gas Company continues to increase its customer base. Since 1988, it has added approximately 6,000 gas sales customers per year. These additions have been primarily residential and are a result of expanded service territories, conversion of existing homes and new home construction.

Transportation. The Gas Company provides transportation services to its large-volume industrial customers. This service offers those customers the option of purchasing natural gas directly from producers or brokerage companies while utilizing the Gas Company's distribution network to transport the gas to their facilities. In conjunction with the transportation services, the Gas Company also offers natural gas storage, backup supply and balancing services.
     The market price of alternate fuel sources such as coal, electricity, oil and steam is the primary competitive factor affecting the demand for transportation. Many large industrial customers have the ability to easily convert to another form of energy when the price of natural gas fluctuates. Partially offsetting the impact of price sensitivity has been an increase of interest in the use of natural gas as an industrial fuel because of recent clean air legislation and the resultant pressures on industry and electric utilities to reduce emissions from their plants.

Gas Supply.  The Gas Company is served by four major interstate pipelines:
Panhandle Eastern Pipe Line Company, Northern Natural Gas Company, Great Lakes Gas Transmission Company and ANR Pipeline Company.
     During 1997, the Gas Company purchased 68% of its natural gas volumes from term suppliers and 32% from the spot market. Nearly 6% of the firm supply volumes were purchased under fixed-price contracts, while the other 94% were purchased under contracts indexed to the spot market. Less than 1% of 1997 gas purchases were from intrastate suppliers.
     Natural gas purchases are transported to the Gas Company's systems under various firm and interruptible transportation arrangements with interstate and intrastate transmission companies.
     The Gas Company utilized on-system and leased storage capacity of approximately 38% of annual gas sales volumes to reduce its reliance on the interstate pipelines for peak day needs and allow for the purchase of natural gas at lower prices.
     The Gas Company owns underground storage facilities with a working capacity of 5.0 Bcf. In addition, it leases 6.5 Bcf of storage from Eaton Rapids Gas Storage System and 4.3 Bcf from non-affiliates. SEMCO Gas Storage Company (an affiliated company) is a 50% owner of Eaton Rapids Gas Storage System.

Rates and Regulation. The Gas Company is subject to the jurisdiction of the MPSC as to various phases of its operations including rates, accounting, service standards and the issuance of securities. However, rates charged to customers in the Battle Creek division are subject to the jurisdiction of the City Commissioners of Battle Creek, Michigan.
     Management continually reviews the adequacy of the Gas Company's rates and files requests for rate increases whenever it is deemed necessary and appropriate. Refer to Note 3 of the Notes to the Consolidated Financial Statements concerning the recent cases filed and the related outcomes.

Environmental Matters. The Gas Company currently owns five sites which formerly housed manufactured gas plants. In the earlier part of this century, gas was manufactured from processes using coal, coke or oil. By-products of this process have left some contamination at these sites. The Company has submitted a plan to the State of Michigan for the proposed clean up at one of these sites. Refer to Management's Discussion and Analysis and
Note 12 of the Notes to the Consolidated Financial Statements for further discussion.

SEMCO Energy Services, Inc.

     Energy Services provides natural gas marketing services to approximately
210 customers in several states.  Its customers include industrial, commercial and municipal natural gas users, natural gas distribution companies and other marketers.  Set forth in the table below are the marketing revenue, cost of gas marketed and volumes for the past three years:
                                                                 1997     1996<F1>     1995
                                                               --------   --------   --------
Natural gas marketing operations (in thousands):
     Gas marketing revenues...............................     $526,962   $308,703   $133,396
     Cost of gas marketed.................................      518,157    308,619    130,087
                                                               --------   --------   --------
       Gross margin.......................................     $  8,805   $     84   $  3,309
                                                               ========   ========   ========

     Gas volumes marketed (MMcf)..........................      199,689    129,429     82,504

<F1>
Restated - See Note 2 of the Notes to the Consolidated Financial Statements.

     Energy Services purchases and markets natural gas to customers on a month-to-month basis and under long-term agreements. It also arranges for transportation of gas supplies to the customers' premises and offers storage capacity, contract administration and a variety of risk management services.
     Competition in the energy marketing industry is strong. Firms compete on the basis of price, the ability to arrange suitable transportation of the product to the customer and the ability to provide related services such as pipeline nominations and balancing. Refer to Management's Discussion and Analysis for further discussion concerning the competitive pressures associated with this industry.
     Energy Services obtains its gas supply from various production sources, primarily located in Louisiana, Oklahoma and Michigan. It generally contracts for gas supply on a monthly basis, however, it does enter into some long-term gas purchasing arrangements. See Note 7 of the Notes to the Consolidated Financial Statements for a description of Energy Services' hedging activities as they relate to its gas supply strategy.

SEMCO Energy Ventures, Inc.

     Energy Ventures is a diversified holding company with operations and investments in many segments of the energy industry.  It was incorporated on
April 24, 1997.  The energy and non-energy assets of Energy Services which were not directly related to the energy marketing operations were transferred to Energy Ventures in order to provide the initial basis of operations.  Set forth in the table below is the operating revenue, operating income and earnings (loss) from equity investments relating to the assets transferred to
Energy Ventures for the past three years:
                                             1997       1996       1995
                                           -------    -------    -------
                                              (in thousands of dollars)
     Operating revenues................    $10,798    $ 3,259    $ 4,504
     Operating expenses................      9,137      2,063      3,077
                                           -------    -------    -------
       Operating income................    $ 1,661    $ 1,196    $ 1,427
                                           =======    =======    =======

     Loss from equity investments......    $(1,967)   $(1,196)   $  (258)

     Energy Ventures, through its subsidiaries, operates or maintains equity interests in energy related natural gas production, gathering, processing, transmission and underground natural gas storage facilities. Additionally, it manages the leasing of data processing equipment to companies in the consolidated group and oversees the real estate operations of the Company. Energy Ventures has no plans to expand its real estate operations.
     On August 13, 1997, SEMCO Energy Construction Co. (SEMCO Construction), a wholly-owned subsidiary of Energy Ventures, purchased the assets and business of Sub-Surface Construction Co. (Sub-Surface). Sub-Surface is involved primarily in the construction of underground gas distribution pipelines, services lines and associated facilities mainly in Michigan.
     A wholly-owned subsidiary of Energy Ventures also purchased Maverick Pipeline Services, Inc. (Maverick) on December 19, 1997. Maverick provides pipeline engineering with full project management and field services for domestic and international clients for all types of liquid and gas pipeline projects, both onshore and offshore.
     The engineering and construction of pipelines is viewed by Energy Ventures as an area with opportunities and growth. It is a large but fragmented business with opportunities for marketing and cost synergies. Additionally, Energy Ventures is positioned to take advantage of the outsourcing trend in the utility industry. It is also evaluating other nonregulated asset-based businesses which contain many of the industry segments described above, such as propane distribution.


ITEM 2.   PROPERTIES

SEMCO Energy, Inc.

     The properties of the Company consist of the Common Stock of the Gas Company, Energy Services and Energy Ventures and leasehold improvements and office equipment.

SEMCO Energy Gas Company

     The Gas Company owns gas supply systems which, on December 31, 1997, included approximately 139 miles of transmission pipelines and 5,089 miles of distribution pipelines. The pipelines are located throughout the southern half of Michigan's lower peninsula (centered around the cities of Port Huron, Albion, Battle Creek and Holland) and also in the central and western areas of Michigan's upper peninsula.
     The Gas Company's distribution system and service lines are, for the most part, located on or under public streets, alleys, highways and other public places, or on private property not owned by the Gas Company with permission or consent, except to an inconsequential extent, of the individual owners. The distribution systems and service lines located on or under public streets, alleys, highways and other public places were all installed under valid rights and consents granted by appropriate local authorities.
     The Gas Company owns and operates underground gas storage facilities in eight depleted salt caverns and two depleted gas fields together with measuring, compressor and transmission facilities. The aggregate working capacity of the storage system is approximately 5.0 Bcf.
     The Gas Company also owns meters and service lines, gas regulating and metering stations, garages, warehouses and other buildings necessary and useful in conducting its business. It leases its computer and transportation equipment.


SEMCO Energy Ventures, Inc.

     The principal properties of Energy Ventures include interests and operations in natural gas transmission and gathering systems and an underground gas storage system.

     Set forth in the following table are the equity investments of Energy
Ventures and its ownership percentage and equity investment at December 31,
1997:
                                                    Energy          Energy
                                                   Ventures'       Ventures'
                                                    Percent         Equity
                                                   Ownership      Investment
                                                   ---------      ----------
                                                   (in thousands of dollars)
NOARK Pipeline System, L.P..................          32%          $   --
Eaton Rapids Gas Storage System.............          50            4,165
Nimrod Limited Partnership..................          29              257
Michigan Intrastate Pipeline System.........          50              100
Michigan Intrastate Lateral System..........          50              188
                                                                   ------
                                                                   $4,710
                                                                   ======

     SEMCO Arkansas Pipeline Company (a wholly-owned subsidiary of Energy Ventures) was, until January 1998, a 32% general partner in the NOARK Pipeline System, L.P. The partnership operates a 302-mile pipeline crossing northern Arkansas which completed its first year of service in 1993. The pipeline provides area producers access to interstate and intrastate pipelines. In December 1996, Energy Ventures recorded a $21,000,000 after-tax write-down on its investment in NOARK. Energy Ventures sold its entire interest in NOARK in January 1998. Pending the close of the sale, Energy Ventures reduced its NOARK investment reserve by $5,025,000, after-tax, in December 1997. See Note 12 of the Notes to the Consolidated Financial Statements for further discussion of the transactions surrounding this investment.
     SEMCO Gas Storage Company (a wholly-owned subsidiary of Energy Ventures) owns a 50% equity interest in the Eaton Rapids Gas Storage System. This system, located near Eaton Rapids, Michigan, became operational in March 1990 and consists of approximately 12.8 Bcf of underground storage capacity. Of the total, 6.5 Bcf is leased by the Company's subsidiaries.
     SEMCO Pipeline Company (a wholly-owned subsidiary of Energy Ventures) owns 50% of the Michigan Intrastate Pipeline System and the Michigan Intrastate Lateral System partnerships. The sole purpose of these partnerships is to hold a 10% ownership of the Saginaw Bay Pipeline Project, a 126-mile pipeline from Michigan's Saginaw Bay area to processing plants in Kalkaska, Michigan.

     The following table sets forth the operations wholly or partially owned by Energy Ventures, the total net property of the project, Energy Ventures'
ownership percentage and net property at December 31, 1997:
                                                      Energy       Energy
                                         Total       Ventures'    Ventures'
                                          Net         Percent        Net
                                       Property      Ownership    Property
                                       --------      ---------    --------
                                             (in thousands of dollars)
Litchfield Lateral....................  $10,900         33%       $ 3,597
Greenwood Pipeline....................    6,359        100          6,359
Iosco-Reno System.....................    2,875         40          1,150
Eaton Rapids Pipeline.................    1,035        100          1,035
                                        -------                   -------
                                        $21,169                   $12,141
                                        =======                   =======

     SEMCO Pipeline Company is a 33% owner in the Litchfield Lateral, a 31-mile pipeline located in southwest Michigan. The line, which is leased entirely to ANR Pipeline Company, links the Eaton Rapids Gas Storage System with interstate pipeline supplies. The Litchfield Lateral began operations in February 1993.
     In 1991, SEMCO Pipeline Company constructed an 18-mile pipeline to serve Detroit Edison's Greenwood power plant located in Michigan's thumb area. SEMCO Pipeline Company and Detroit Edison have entered into an agreement whereby Detroit Edison has contracted for the entire capacity of the line of 240 MMcf per day.

     SEMCO Pipeline Company is a 40% owner of the Iosco County Pipeline and Reno Gas Processing Plant (Iosco-Reno System), which was placed in service in March 1992. The Iosco-Reno System gathers and processes wet gas in the Au Gres and Santiago fields located in mid-Michigan for delivery to the processing plant and ultimate delivery to the gas markets.
     SEMCO Pipeline Company completed the 7.1-mile Eaton Rapids Pipeline in 1990, providing direct delivery of gas from the Eaton Rapids Gas Storage System to the Gas Company's customers located in Battle Creek and Albion.
     Other properties of Energy Ventures consist of construction equipment, data processing equipment primarily leased to affiliates, real property and related improvements held for resale, and office properties leased to affiliates and third parties. These other properties total $11.9 million or 4.3% of consolidated utility plant and other property, net at December 31, 1997.


ITEM 3.   LEGAL PROCEEDINGS

     None.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II



ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET PRICE AND NASDAQ LISTING

NASDAQ Trading Symbol "SMGS"
The common stock of the Company is traded on The Nasdaq Stock Market under the symbol "SMGS."  The table below shows high and low closing bid prices of the Company's common stock in the over-the-counter market as reported in the
Wall Street Journal adjusted to reflect the 5% stock dividends in May 1997 and 1996.  These quotations reflect dealer prices, without brokerage commission, and may not necessarily represent actual transactions.
                Price Range                                               Price Range
------------------------------------------------          ------------------------------------------------
1997                    High             Low              1996                    High             Low
------------------------------------------------          ------------------------------------------------
First Quarter           $20-1/4          $17-1/8          First Quarter           $16-7/8          $14-1/2
Second Quarter          $19-1/4          $16-1/2          Second Quarter          $17-3/8          $14-1/8
Third Quarter           $18-5/8          $16-1/2          Third Quarter           $17-5/8          $15
Fourth Quarter          $18-1/4          $16-1/2          Fourth Quarter          $18-1/4          $16-7/8
------------------------------------------------          ------------------------------------------------

     See the cover page for a recent stock price and the number of shares outstanding.

     See Selected Financial Data for the number of shareholders at year end for the past five years.



DIVIDENDS

     See Notes 5 and 13 of the Notes to the Consolidated Financial Statements and Selected Financial Data.

ITEM 6.   SELECTED FINANCIAL DATA

Years Ended December 31,                 1997          1996<F10>         1995       1994            1993
                                       --------        --------        --------   --------        --------
                                             (thousands of dollars, except per share amounts)
INCOME STATEMENT DATA
 Operating revenue.................... $770,272        $544,949        $335,538   $372,430        $288,963
                                       --------        --------        --------   --------        --------
 Operating expenses
  Cost of gas sold.................... $150,967        $151,135        $120,619   $135,669        $139,051
  Cost of gas marketed................  518,157         308,619         130,087    153,973          67,474
  Operations and maintenance..........   50,562          40,669          36,217     35,558          34,496
  Depreciation........................   12,863          11,317          12,035     11,549          12,468
  Income taxes........................    5,406           4,304           6,188      5,204           5,598
  Taxes other than income taxes.......    9,334           8,648           7,966      8,186           8,446
                                       --------        --------        --------   --------        --------
                                       $747,289        $524,692        $313,112   $350,139        $267,533
                                       --------        --------        --------   --------        --------
 Operating income..................... $ 22,983        $ 20,257        $ 22,426   $ 22,291        $ 21,430
 Other income (expense), net..........    5,158 <F8>    (21,813)<F6>       (179)    (1,328)<F4>       (136)<F4>
                                       --------        --------        --------   --------        --------
 Income (loss) before interest........ $ 28,141        $ (1,556)       $ 22,247   $ 20,963        $ 21,294
 Interest.............................   13,026          11,053          10,721     10,775          11,534
 Dividends on preferred stock
  of subsidiary and
  convertible preferred...............      194             194             195        196             197
                                       --------        --------        --------   --------        --------
 Net income (loss).................... $ 14,921 <F8>   $(12,803)<F6>   $ 11,331   $  9,992 <F4>   $  9,563 <F4>
 Common dividends.....................   10,216           9,670           9,230      8,656           7,419
                                       --------        --------        --------   --------        --------
 Earnings (deficit) reinvested
  in the business..................... $  4,705        $(22,473)       $  2,101   $  1,336        $  2,144
                                       ========        ========        ========   ========        ========
COMMON STOCK DATA
 Average shares outstanding(000)<F1>..   13,050          13,017          13,044     12,800          11,576
 Earnings (loss) per share
  - basic and diluted<F1>............. $   1.14        $   (.98)       $    .87   $    .78        $    .83
 Dividends paid per share<F1>......... $    .78        $    .74        $    .70   $    .68        $    .64
 Dividend payout ratio................     68.5%            N/A            81.5%      86.6%           77.6%
 Book value per share<F1><F2>......... $   7.16        $   6.65        $   8.39   $   8.25        $   7.29
 Market value per share<F1><F2><F3>... $  18.06        $  17.62        $  16.32   $  15.54        $  18.10
 Number of common shareholders
  of record...........................    8,755           8,509           8,334      8,149           7,261

BALANCE SHEET DATA<F2>
 Total assets......................... $505,487        $478,238        $378,523   $368,498        $348,813
                                       ========        ========        ========   ========        ========
 Capitalization
  Long-term debt<F5>.................. $163,548        $108,112        $107,325   $104,910        $117,022
  Preferred stock.....................    3,269           3,269           3,272      3,288           3,290
  Common equity.......................   94,502          86,544         109,511    107,379          85,657
                                       --------        --------        --------   --------        --------
                                       $261,319        $197,925        $220,108   $215,577        $205,969
                                       ========        ========        ========   ========        ========
FINANCIAL RATIOS
 Capitalization
  Long-term debt<F5>..................     62.6%           54.6%           48.8%      48.7%           56.8%
  Preferred stock.....................      1.2%            1.7%            1.5%       1.5%            1.6%
  Common equity.......................     36.2%           43.7%           49.7%      49.8%           41.6%
                                       --------        --------        --------   --------        --------
                                          100.0%          100.0%          100.0%     100.0%          100.0%
                                       ========        ========        ========   ========        ========
Return on average common equity.......     16.5% <F9>     (11.8%)<F7>      10.4%       9.5%           11.6%
                                       ========        ========        ========   ========        ========

<F1>
Adjusted to give effect to 5 percent stock dividends in May each year, 1993 through 1997.
<F2>
Year end.
<F3>
Based on NASDAQ closing bid price.
<F4>
Includes $1,286 (net of tax) or $.10 per share and $177 (net of tax) or $.02 per share in 1994 and 1993, respectively, attributable to an extraordinary item-loss on early extinguishment of debt.
<F5>
Includes current maturities.
<F6>
Includes write-down of NOARK investment - $21,000 (net of tax) or $1.61 per share.
<F7>
Excluding the write-down of the NOARK investment, return on average common equity was 7.4%.
<F8>
Includes adjustment to reserve of NOARK investment - $5,025 (net of tax) or $.39 per share.
<F9>
Excluding the adjustment to reserve of NOARK investment, return on average common equity was 11.0%.
<F10>
Restated - See Note 2 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Income.  Net income grew to $14.9 million (1.14 per share) in 1997.  This compares to a loss of $12.8 million (.98 per share) in 1996 and net income of
$11.3 million (.87 per share) in 1995.  A number of special items are included in net income during these periods:
Years Ended December 31,                                1997       1996<F1>       1995
                                                      --------     --------     --------
                                                           (in thousands of dollars,
                                                           except per share amounts)
Impact of Special Items
Writedown of NOARK investment                         $     --     $(32,308)    $     --
Adjustment of NOARK reserve                              7,730           --           --
Energy marketing systems enhancements                     (400)          --           --
Colder than normal temperatures                             --        1,900          900
NOARK litigation settlement                                 --           --        1,925
Management reorganization/severance                     (1,300)        (900)        (530)
Other special items                                       (550)          --           --
                                                      --------     --------     --------
                                                      $  5,480     $(31,308)    $  2,295
Income tax effect                                       (1,918)      10,958         (803)
                                                      --------     --------     --------
Impact of special items on net income                 $  3,562     $(20,350)    $  1,492
                                                      ========     ========     ========
Impact of special items on earnings per share         $   0.27     $  (1.56)    $   0.12
                                                      ========     ========     ========
Net income, excluding special items                   $ 11,359     $  7,547     $  9,839
                                                      ========     ========     ========
Earnings per share, excluding special items           $   0.87     $   0.58     $   0.75
                                                      ========     ========     ========

<F1>
Restated - See Note 2 of the Notes to the Consolidated Financial Statements.

SPECIAL ITEMS
NOARK Writedown and Reserve Adjustment. In December 1996, SEMCO Energy, Inc. (the Company) recorded a $21 million non-cash after-tax writedown of its 32% general partnership interest in the NOARK Pipeline System (NOARK). NOARK is a 302-mile intrastate natural gas pipeline which experienced significant cost overruns during construction, resulting in higher than expected financing costs. In addition, competition from two interstate pipelines required NOARK to discount its transportation charges to attract volumes to the pipeline. Even with discounted rates, NOARK has operated at less than 65% capacity since its inception in 1992.
     As a result, NOARK continued to generate losses and its operating cash flows were insufficient to meet principal and interest payments on its debt. Since October 1994, the Company has had to contribute additional financing of $8.4 million in connection with its loan guarantee.
     On January 14, 1998, the Company sold its entire interest in the NOARK partnership to ENOGEX Arkansas Pipeline Corporation (EAPC). In December 1997, the Company reduced its reserve for NOARK, based on the pending sale, resulting in an increase in 1997 after-tax earnings of $5.0 million.

     Pursuant to terms included in the sales agreement, the Company will pay EAPC $9.2 million, $3.1 million and $.8 million in April 1998, 1999 and 2000, respectively. The sale released the Company from all debt obligations and guarantees related to NOARK.

Energy Marketing Systems Enhancements. In 1997, SEMCO Energy Services, Inc. (Energy Services), the Company's energy marketing subsidiary, completed a systems project which included procedural and computer system improvements to more efficiently and effectively manage its growth in energy marketing.

Impact of Weather. The operations of SEMCO Energy Gas Company (the Gas Company) benefited from colder than normal weather in 1996 and 1995, while 1997 was marginally warmer than normal. The Company measures the financial impact of weather based on the difference between actual gas used per customer compared to the 10-year average of gas used per customer.

NOARK Litigation Settlement. In 1995, the Company recorded a gain of $1.3 million, net of tax, for its share of a litigation settlement paid to NOARK. This settlement was paid to NOARK, by Vesta Energy Company, in termination of a firm transportation agreement with NOARK and release from all contracts and obligations related to NOARK.

Management Reorganization/Severance. In 1997 and 1996, the Company incurred severance, management search, and relocation costs associated with a change in several management positions. In 1995, the Company recorded severance costs associated with centralizing certain administrative and engineering functions previously performed in several locations throughout Michigan. The Company does not expect this level of management reorganization and severance activity to continue.

Other Special Items. The Company also incurred expenses in 1997 for the Company's name change, the resolution of the Gas Company's rate case, and the closing of the Gas Company's merchandise sales operation.


SEMCO ENERGY GAS COMPANY
Warmer Temperatures Impact Earnings, Partially Offset by Record Customer Growth. The Gas Company's earnings declined in 1997 primarily due to the impact of warmer temperatures on its weather sensitive heating customers. Partially offsetting this impact was record customer growth and effective cost management.

Years Ended December 31,                                1997         1996         1995
                                                      --------     --------     --------
                                                         (in thousands of dollars)<F1>
SEMCO ENERGY GAS COMPANY
Gas sales revenue                                     $218,180     $219,371     $184,024
Cost of gas sold                                       150,967      151,135      120,619
                                                      --------     --------     --------
  Gas sales margin                                    $ 67,213     $ 68,236     $ 63,405
Transportation revenue                                  13,243       12,358       12,448
Other operating revenue                                  1,088        1,256        1,167
                                                      --------     --------     --------
  Gross margin                                        $ 81,544     $ 81,850     $ 77,020
Operations and maintenance                              35,433       35,830       34,713
Depreciation                                            11,112       10,405        9,686
Income taxes                                             5,582        6,106        5,367
Taxes other than income taxes                            8,651        8,177        7,535
                                                      --------     --------     --------
  Other operating expenses                            $ 60,778     $ 60,518     $ 57,301
                                                      --------     --------     --------
Operating Income                                      $ 20,766     $ 21,332     $ 19,719
Other income (loss), net                                  (376)        (113)         (62)
Interest expense and preferred stock dividends           9,936        8,879        8,298
                                                      --------     --------     --------
Net Income                                            $ 10,454     $ 12,340     $ 11,359
                                                      ========     ========     ========
Net Income, excluding special items                   $ 11,527     $ 11,690     $ 11,118
                                                      ========     ========     ========

<F1>
Includes intercompany transactions.

Gas Sales Margin. In 1997, gross margin on gas sales decreased by $1.0 million (2%), while gas sales volume decreased 1,773 MMcf (4%). The decline in margin and volume was due to 4% warmer temperatures and several industrial gas sales customers converting to transportation. The impact of these items was partially offset by the addition of an average of 7,809 (3%) new customers.
     In 1996, gross margin on gas sales increased by $4.8 million (8%) and gas volumes sold increased by 2,971 MMcf (7%) due primarily to the addition of an average of 6,499 (3%) new customers. In addition, approximately $1.3 million of the margin increase was a result of a rate increase in the Gas Company's Battle Creek division beginning in December 1995. However, this revenue increase was partially offset by Battle Creek's change in its method of accounting for retiree medical costs. Overall, the rate increase contributed approximately $500,000 to net income in 1996 compared to 1995.

     The following table highlights the impact of volume, weather and number of customers on gross margin.
                                            1997         1996         1995
                                          -------      -------      -------
Throughput Volumes (in MMcf):
Total gas sales volumes                    41,985       43,758       40,787
Gas transportation volumes                 21,373       20,532       23,849
                                          -------      -------      -------
  Total throughput                         63,358       64,290       64,636
                                          =======      =======      =======
Degree Days:
  Actual                                    6,838        7,099        7,158
  Percent of normal                          99.4%       104.5%       105.3%

Average Number of Gas Sales Customers     236,611      228,802      222,303

Transportation Revenue. Transportation revenue increased by $.9 million (7%) in 1997 when compared to 1996. This increase is primarily attributable to additional transportation customers, most of which were previous gas sales customers. The Gas Company transported 766 MMcf and earned $.6 million in 1997 from these new transportation customers.
     Transportation volumes decreased by 3,317 MMcf (14%) in 1996, compared to 1995, while transportation revenue declined by $.1 million (1%). The decrease in volumes was attributable to less transportation from customers who have alternative fuel sources, primarily coal. During 1996, "coal-displacement" transportation volumes were significantly lower than the prior year. Transportation revenues declined only slightly, despite the larger volume declines, because coal-displacement volumes generally contribute less revenue per unit.

Other Operating Revenue. Other operating revenue consists primarily of gas storage revenue, pipeline service charges, and customer late payment charges. During 1996, the Gas Company received $.1 million of coal displacement minimum requirement payments which did not reoccur in 1997.

Operations and Maintenance. Operations and maintenance expense declined by $.4 million (1%) in 1997 when compared to 1996. The decrease is attributable mainly to reduced costs in areas such as pension and employee benefits. However, partially offsetting these savings were a slight increase in retiree medical costs and an increase in uncollectible gas accounts resulting from the previous year's colder weather and higher gas prices.
     The increase of operations and maintenance of $1.1 million (3%) in 1996 when compared to 1995 resulted primarily from increased pension costs and, due to the Battle Creek rate case, increased retiree medical costs.

Depreciation. Depreciation increased in both 1997 and 1996 due to higher plant balances, reflecting capital expenditures of $85 million over the past three years.

Taxes. Income taxes declined during 1997 as a result of decreased earnings and increased during 1996 because of greater earnings. Taxes other than income taxes consist primarily of State of Michigan property taxes and generally increase along with the growth in utility plant.

Other Income (Loss), Net. Other income (loss), net consists primarily of income and expenses associated with merchandise sales, appliance repairs, natural gas vehicle conversions, community donations and various other nonoperating income and expense items, net of tax. During 1997, the Gas Company discontinued the sale of merchandise, increasing the 1997 total loss when compared to 1996. The increased loss during 1996, when compared to 1995, resulted from the donation of a compressed natural gas fueling facility to a public transportation commission.

Environmental Matters. Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. The Gas Company owns 5 sites which formerly housed such manufacturing facilities and expects that it will ultimately incur investigation and remedial action costs at some of these sites, and a number of other sites. The Gas Company has submitted a plan to the appropriate environmental regulatory authority in the State of Michigan for work to begin at one site. The extent of the Gas Company's liabilities and potential costs in connection with these sites cannot be reasonably estimated at this time. In accordance with an MPSC accounting order, any environmental investigation and remedial action costs will be deferred and amortized over ten years. Rate recognition of the related amortization expense will not begin until after a prudence review in a general rate case.

Outlook. The Gas Company's strategy is to maximize the earnings potential of the regulated gas distribution business. With the approval of incentive rates by the MPSC in late 1997, the Gas Company can now earn in excess of its authorized return and retain a portion of those earnings. The Gas Company's strong customer growth, nearly double the industry average over the past five years, is anticipated to continue. Efforts to offer new products and services such as the GE Sharp appliance repair program will continue.
Control of operating and maintenance costs will be enhanced through an early retirement program, which was offered in January 1998, a redesign of employee benefits during 1998 and increased use of technology to achieve operating efficiencies. These technologies include automatic meter reading and automated dispatch and scheduling. Additionally, through more effective management of the construction budget and financing costs, growth in capital costs are expected to be constrained. In addition, the Gas Company will consider mergers or alliances with other utilities to achieve its strategic goals.

SFAS 71. As described in Note 3 of the Notes to the Consolidated Financial Statements, the Gas Company complies with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." In the event the Gas Company determines that it no longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the Gas Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Gas Company's periodic review of these criteria currently supports the continuing application of SFAS 71.


SEMCO ENERGY SERVICES
Energy Services Positions Itself for Growth. Energy Services, the Company's energy marketing subsidiary, expensed over $1.0 million in 1997 to transition itself for the tremendous growth it is experiencing. These costs include personnel changes, the write-off of uncollectible accounts and costs associated with a systems project which improved procedural and computer system processes.

Years Ended December 31,                                1997         1996         1995
                                                      --------     --------     --------
                                                         (in thousands of dollars)<F1>
SEMCO ENERGY SERVICES
Gas marketing revenue                                 $555,367     $344,379     $162,909
Cost of gas marketed                                   546,562      344,295      159,600
                                                      --------     --------     --------
  Gas marketing margin                                $  8,805     $     84     $  3,309
Operations and maintenance                            $  8,410     $  3,871     $  1,508
Depreciation                                                60           41           44
Income taxes                                              (338)      (1,510)         367
Taxes other than income taxes                              118           29           64
                                                      --------     --------     --------
  Other operating expenses                            $  8,250     $  2,431     $  1,983
                                                      --------     --------     --------
Operating Income (Loss)                               $    555     $ (2,347)    $  1,326
Other income (loss), net                                    67           45           63
Interest expense                                           916          467          708
                                                      --------     --------     --------
Net Income (Loss)                                     $   (294)    $ (2,769)    $    681
                                                      ========     ========     ========
Net Income (Loss), excluding special items            $     96     $ (2,769)    $    681
                                                      ========     ========     ========

<F1>
Includes intercompany transactions.

Gas Marketing Margin.  The following table summarizes gas marketing margin and volumes for the past three years:
Years Ended December 31,                    1997         1996         1995
                                          -------      -------      -------
Gas marketing margin (in thousands)       $ 8,805      $    84      $ 3,309
Gas marketing volumes (MMcf)              199,689      129,429       82,504

     In 1997, natural gas marketing revenues and volumes increased $211 million (61%) and 70,260 MMcf (54%), respectively, from the prior year. Revenues and volumes increased significantly due to the development of additional marketing offices over the past several years. The $8.7 million increase in marketing margin, before incentive compensation, was due to the impact of uneconomical trading contracts which Energy Services entered into in 1996. See Note 2 of the Notes to the Consolidated Financial Statements for further discussion regarding 1996 results.
     Energy Services has expanded by contracting with independent marketers who act as marketing representatives for Energy Services. The Northeast marketing unit was established in New York in October 1995 and covers a number of northeastern states. The Midwest unit was expanded from offices in Michigan by adding a Chicago office in November 1995 and later expanding its Chicago presence in July 1996. Energy Services opened two additional marketing offices late in 1996 in West Virginia and Kentucky. These offices serve markets in Maryland, Virginia and Washington, D.C.
     From 1995 to 1996, natural gas marketing revenues and volumes increased $181 million (111%) and 46,925 MMcf (57%), due primarily to new business generated by the Northeast and Midwest marketing units. As discussed above, uneconomical trading transactions in 1996 caused margins to decline from 1995.
     Overall gas marketing volumes and margins are subject to significant competitive factors which generally place downward pressure on margins. The per-unit margin on Energy Services' marketing contracts, however, also varies depending on the price and availability of alternative fuels, seasonal patterns and the type of customer.

Operations and Maintenance. Operations and maintenance expense increased $4.5 million (117%), from the prior year, due to increased independent marketer incentive payments relating to higher margins ($2.2 million), additional expenses to support increased gas marketing volumes ($1.1 million), increased receivables write-offs ($.6 million), management turnover ($.2 million), and process improvement expenditures ($.4 million).
Operations and maintenance expense from 1995 to 1996 increased $2.4 million (157%) due primarily to increased independent marketer compensation and costs associated with opening marketing offices.

Interest Expense. Interest expense increased $.4 million during 1997 when compared to 1996 as a result of greater borrowings required to finance additional amounts of gas in storage. Energy Services enters into storage agreements with its marketing offices. Gas in storage increased during 1997 as a result of the addition of two offices late in 1996 and the corresponding storage agreements entered into at that time which were utilized during 1997.

Outlook. The Company expects competition in the gas marketing industry to continue generating pressure on per-unit margins. The marketing operations primary focus is on growing revenues through the new marketing offices and by expanding its product and service offerings to create value-adding opportunities for its customers.


SEMCO ENERGY VENTURES
NOARK Resolved; Sub-Surface Contributes to Net Income. On January 14, 1998, SEMCO Energy Ventures, Inc. (Energy Ventures) sold its entire interest in the NOARK partnership to EAPC (See Special Items above for further discussion). The sale of the NOARK partnership has been a major goal of management and positions Energy Ventures for increased growth going forward.
     On August 13, 1997, SEMCO Energy Construction Co., a subsidiary of Energy Ventures, acquired Sub-Surface Construction Co. Sub-Surface is involved primarily in the construction of underground gas distribution pipelines, service lines and associated facilities throughout Michigan.
Since its acquisition, Sub-Surface generated revenues of $13.2 million and net income of $.5 million.

Years Ended December 31,                    1997        1996          1995
                                          -------     --------      -------
                                            (in thousands of dollars)<F1>
SEMCO ENERGY VENTURES
Other operating revenue                   $17,019     $  3,754      $ 6,489
                                          -------     --------      -------
Operations and maintenance                $12,585     $  1,288      $ 1,907
Depreciation                                1,691          872        2,184
Income taxes                                  517          (45)         599
Taxes other than income taxes                 565          443          372
                                          -------     --------      -------
  Operating expenses                      $15,358     $  2,558      $ 5,062
                                          -------     --------      -------
Operating Income                          $ 1,661     $  1,196      $ 1,427
Writedown of NOARK, net                        --      (21,000)          --
Adjustment of NOARK reserve, net            5,025           --           --
Other income (loss), net                      460         (697)        (113)
Interest expense                              979        1,028        1,539
                                          -------     --------      -------
Net Income (Loss)                         $ 6,167     $(21,529)     $  (225)
                                          =======     ========      =======
Net Income (Loss),
  excluding special items                 $ 1,142     $   (529)     $(1,476)
                                          =======     ========      =======

<F1>
Includes intercompany transactions.

Operating Income. The $.5 million (39%) increase of operating income from 1996 to 1997 is entirely attributed to the acquisition of Sub-Surface. The decline in operating income from 1995 to 1996, of $.2 million (16%), was due to Energy Ventures' declining involvement in equipment leasing. Most notable was the sale of the Company's vehicle fleet in December 1995, which reduced other operating revenues, operations and maintenance, depreciation and income taxes.

Other Income (Loss), Net.  Other income (loss), net, primarily consists of
Energy Ventures' earnings in unconsolidated subsidiaries, including its partnership interest in NOARK.  The year to year changes are primarily indicative of the changes in NOARK's earnings and accounting treatment:
Years Ended December 31,                              1997          1996          1995
                                                      ----        -------       -------
                                                    (in thousands of dollars, net of tax)
Energy Ventures' Other Income (Loss), Net
Equity loss in NOARK                                  $ --        $(1,702)      $(1,836)
NOARK litigation settlement                             --             --         1,251
Interest income on advances to NOARK                    --            407            --
Other income                                           460            598           472
                                                      ----        -------       -------
Total Income (Loss), Net                              $460        $  (697)      $  (113)
                                                      ====        =======       =======

     With its writedown of NOARK in December 1996, Energy Ventures discontinued accounting for NOARK under the equity method. Also in conjunction with the writedown, Energy Ventures stopped accruing interest income on advances made to the NOARK partnership. See Special Items above for further information regarding the NOARK writedown and the 1995 litigation settlement.
     See Note 10 of the Notes to the Consolidated Financial Statements for further information regarding the Company's equity investments.

Interest Expense. The $.5 million decline in interest expense from 1995 to 1996 reflects the cash received from the sale of the Company's fleet and the pay down of related debt and a decline in Energy Ventures' equity investments. See Note 10 of the Notes to the Consolidated Financial Statements for further details.

Outlook. The pipeline/engineering construction business is an industry in which management sees significant opportunities for growth. It is a large but fragmented business with opportunities for marketing and cost synergies. It is also positioned to take advantage of the outsourcing trend in the utility industry. Energy Ventures is also evaluating other nonregulated asset-based businesses, such as propane distribution, which contain many of the industry characteristics described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Investing.  The Company's single largest use of cash is capital investments.  The following table identifies investments for the past three years:
                                            1997         1996         1995
                                          -------      -------      -------
                                              (in thousands of dollars)
Capital Investments
Natural gas distribution                  $28,201      $30,169      $26,259
Acquisitions                               15,117           --           --
Other                                       1,180          340          713
                                          -------     --------      -------
                                          $44,498      $30,509      $26,972
                                          =======      =======      =======

     Capital expenditures for natural gas distribution represent primarily new customer additions and, to a lesser extent, plant repair and replacement. In addition, the Company invested approximately $8 million and $2 million in technology in 1997 and 1996, respectively. This technology consists of automated meter reading and in-truck computer terminals and is expected to significantly increase customer service and operational efficiency.
     In 1998, the Company plans to spend approximately $21.9 million on capital investments. The main focus will be on technology and new customer additions.

Cash Flows From Operations. The Company's net cash provided from operating activities totaled $9 million in 1997, $11 million in 1996, and $33 million in 1995. The change in operating cash flows is significantly influenced by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of receipts and payments.
     The Company uses significant amounts of short-term borrowings to finance natural gas purchases for storage during the non-heating season. The Company owns and leases natural gas storage facilities with available capacity approximating 35% of annual gas sales. Generally, gas is stored during the months of April through October and withdrawn for sale from November through March. The carrying amount of natural gas stored underground peaked at $59 million, $38 million and $34 million in October 1997, 1996 and 1995, respectively.

Cash Flows From Financing. In 1997, the Company began issuing new common shares to meet the dividend reinvestment and optional payment requirements of the DRIP and raised $2.8 million for 1997. Previously, the Company substantially met the requirements of the DRIP by repurchasing shares in the open market.
     In October 1997, the Company issued $30 million of 6.83% notes due October 1, 2002 and $30 million of 7.20% notes due October 1, 2007. The proceeds were primarily used to pay down short term debt which was primarily incurred to fund capital investments.
     Dividends paid to common shareholders increased from 1995 through 1997 due to the impact of 5% stock dividends in each of those three years. The stated cash dividend of $.20 per share per quarter did not change.

Future Financing. In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilitization of short-term lines of credit. When appropriate, the Company will refinance its short-term lines with long-term debt, common stock or other long-term financing instruments. In 1998, the Company expects to refinance a portion of its outstanding short-term debt, refinance some long-term debt, and issue common equity and/or common equity hybrids to strengthen the financial position of the Company.
     During 1998, the Company will make a $9.2 million payment to EAPC in connection with the sale of NOARK. See Note 12 of the Notes to the Consolidated Financial Statements for discussion of the NOARK sale.

Commodity Hedging. The Company's energy marketing subsidiary, Energy Services, has entered into various long-term sales commitments which may extend up to 60 months into the future. Energy Services maintains a hedging program with the objective of preserving the anticipated margin on these sales commitments. The hedges are designed to ensure that the impact of natural gas price fluctuations on the fair value of long-term sales commitments will be offset by gains and losses on the hedging instrument.
The most frequently used hedging instruments are natural gas futures and options, although Energy Services may also enter into natural gas swap agreements, contracts to purchase natural gas from producers for future delivery or inject gas into storage for later withdrawal.
     Critical to the success of the hedging program is the performance by both the party to the hedge and the marketing customer buying gas under the long-term sales commitment. Energy Services performs extensive credit reviews on new and existing marketing customers and only enters into hedging transactions with reputable dealers, primarily on the NYMEX, or directly with reliable suppliers.
     At December 31, 1997 and 1996, Energy Services had recorded net deferred gains (losses) from its hedging program of approximately $.1 million and ($1.7) million, respectively. At the same time, Energy Services had offsetting amounts of unrecorded gains or losses pursuant to the underlying long-term sales commitments.
     See Note 7 of the Notes to the Consolidated Financial Statements for further information regarding the types, underlying notional volumes, and fair values of Energy Services' hedges at December 31, 1997 and 1996.


IMPACT OF INFLATION
The cost of gas sold by the Gas Company is recovered from natural gas distribution customers on a current basis. Increases in other utility operating costs are recovered through the regulatory process of a rate case and, therefore, may adversely affect the results of operations in inflationary periods due to the time lag involved in this process. The Company attempts to minimize the impact of inflation by controlling costs, increasing productivity and filing rate cases on a timely basis.

INDUSTRY TRENDS
Competition. The market prices of alternate sources of energy such as coal and #6 fuel oil compete directly with the price the Gas Company charges for industrial sales and transportation of natural gas. To lessen the impact of prices on fuel choice by industrial customers, the Company offers additional services, such as gas storage and balancing. However, the competition among fuels is expected to continue to affect volumes sold and transported and associated margins.
     Energy Services competes based on its ability to access competitively priced natural gas and efficiently utilize the pipeline transmission system. Price is the prominent competitive factor in sales to wholesale customers, such as gas distribution companies and municipalities. In retail activities, Energy Services competes based on its ability to offer a broad range of competitively priced products and services that are tailored to meet the needs of individual customers.

Regulation. Since 1994 interstate pipelines have unbundled their services to offer separate service for gas transportation, storage and gathering. As a result, natural gas distribution companies have the ability to select and pay for only those pipeline services they require. In addition, customers on natural gas distribution systems may purchase the same level of unbundled service directly from the interstate pipelines. Under such circumstances, natural gas distribution companies generally provide transportation services to those customers.
     The availability of unbundled pipeline services has resulted in continued pressure on gas distribution companies to offer similar unbundled services in order to compete with the pipelines. This competition has resulted in pressure to reduce natural gas transportation margins.
Currently, the Gas Company is providing transportation services principally to large industrial customers.
     In addition to pressure on the transportation margins, this unbundling of services is impacting the natural gas marketing operations of Energy Services. Access to unbundled pipeline services has attracted new competitors to the marketing industry and presented opportunities for marketers to offer expanded services to their customers.

YEAR 2000
The Company has initiated an enterprise-wide program to prepare its computer systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Testing and conversion of system applications is expected to cost approximately $.5 million to $1.5 million spread over the next two years. A significant portion of these costs is not likely to be incremental, but rather will represent the redeployment of existing information technology resources. The Company has developed, and already is implementing, a detailed "Year-2000" strategy which identifies each software application utilitized by the Company and the steps necessary to ensure its continued viability in the coming years. The Company plans to have all "Year-2000" issues addressed by the first quarter of 1999.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,                          1997                1996<F1>              1995
                                               -----------          -----------         -----------
                                                (in thousands of dollars, except per share amounts)
OPERATING REVENUES
Gas sales                                      $   218,180          $   219,371         $   184,024
Gas marketing                                      526,962              308,703             133,396
Transportation                                      13,243               12,358              12,448
Other operations                                    11,887                4,517               5,670
                                               -----------          -----------         -----------
                                               $   770,272          $   544,949         $   335,538
                                               -----------          -----------         -----------
OPERATING EXPENSES
Cost of gas sold                               $   150,967          $   151,135         $   120,619
Cost of gas marketed                               518,157              308,619             130,087
Operations and maintenance                          50,562               40,669              36,217
Depreciation                                        12,863               11,317              12,035
Income taxes                                         5,406                4,304               6,188
Taxes other than income taxes                        9,334                8,648               7,966
                                               -----------          -----------         -----------
                                               $   747,289          $   524,692         $   313,112
                                               -----------          -----------         -----------
INCOME (LOSS) BEFORE INCOME DEDUCTIONS
Operating Income                               $    22,983          $    20,257         $    22,426
Write-down of NOARK investment,
  net of income taxes of $11,308                        --              (21,000)                 --
Adjustment to reserve of NOARK investment,
  net of income taxes of $2,705                      5,025                   --                  --
Other income (loss), net                               133                 (813)               (179)
                                               -----------          -----------         -----------
                                               $    28,141          $    (1,556)        $    22,247
                                               -----------          -----------         -----------
INCOME DEDUCTIONS
Interest on long-term debt                     $     9,388          $     8,514         $     8,546
Other interest                                       3,246                2,166               1,727
Amortization of debt expense                           392                  373                 448
Dividends on preferred stock of
  subsidiary and convertible preferred                 194                  194                 195
                                               -----------          -----------         -----------
                                               $    13,220          $    11,247         $    10,916
                                               -----------          -----------         -----------
NET INCOME (LOSS)                              $    14,921          $   (12,803)        $    11,331
                                               ===========          ===========         ===========
Earnings (loss) per share - basic and diluted  $      1.14          $      (.98)        $       .87
                                               ===========          ===========         ===========
Cash dividends paid per share                  $       .78          $       .74         $       .70
                                               ===========          ===========         ===========
Average common shares outstanding               13,050,111           13,016,989          13,044,427
                                               ===========          ===========         ===========

<F1>
Restated - See Note 2 of the Notes to the Consolidated Financial Statements.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,                                                1997         1996<F1>           1995
                                                                     ---------       ---------       ---------
                                                                             (in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers                                         $ 764,905       $ 486,717       $ 320,707
Cash paid for payrolls and to suppliers                               (732,277)       (456,169)       (264,440)
Interest paid                                                          (11,921)        (10,543)        (10,283)
Income taxes paid                                                       (3,153)         (3,275)         (5,570)
Taxes other than income taxes paid                                      (9,594)         (8,197)         (7,995)
Other cash receipts and payments, net                                      939           2,899             174
                                                                     ---------       ---------       ---------
Net Cash From Operating Activities                                   $   8,899       $  11,432       $  32,593
                                                                     ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Natural gas distribution property additions                          $ (28,201)      $ (30,169)      $ (26,259)
Other property additions                                                (1,180)           (340)           (713)
Proceeds from property sales, net of retirement costs                      373             865             640
Proceeds from sale and leaseback of capital assets                          --              --           3,737
Acquisition of businesses, net of cash acquired                        (15,117)             --              --
Advances to equity investees                                            (3,308)           (844)         (3,312)
                                                                     ---------       ---------       ---------
Net Cash From Investing Activities                                   $ (47,433)      $ (30,488)      $ (25,907)
                                                                     ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                             $   5,874       $   5,132       $   6,012
Repurchase of common stock                                              (3,071)         (5,629)         (5,998)
Net change in notes payable to banks                                   (20,081)         39,400           1,700
Issuance of long-term debt                                              60,000              --              --
Repayment of long-term debt                                                (25)            (15)         (1,322)
Payment of dividends                                                   (10,410)         (9,864)         (9,425)
                                                                     ---------       ---------       ---------
Net Cash From Financing Activities                                   $  32,287       $  29,024       $  (9,033)
                                                                     ---------       ---------       ---------
CASH AND TEMPORARY CASH INVESTMENTS
Net increase (decrease)                                              $  (6,247)      $   9,968       $  (2,347)
Beginning of year                                                       10,232             264           2,611
                                                                     ---------       ---------       ---------
End Of Year                                                          $   3,985       $  10,232       $     264
                                                                     =========       =========       =========

RECONCILIATION OF NET INCOME (LOSS) TO
 NET CASH FROM OPERATING ACTIVITIES
 Net income (loss)                                                   $  14,921       $ (12,803)      $  11,331
 Adjustments to reconcile net income (loss) to
  net cash from operating activities:
   Depreciation                                                         12,863          11,317          12,035
   Write-down of NOARK investment, net                                      --          21,000              --
   Adjustment to reserve for NOARK investment, net                      (5,025)             --              --
   Deferred taxes and investment tax credits                             3,442           3,958             304
   Equity loss, net of distributions                                       402           3,740             990
   Receivables                                                          (3,114)        (10,189)         (9,513)
   Accrued revenue                                                       9,551         (37,695)         (5,555)
   Materials and supplies and gas in underground storage                (3,175)        (12,380)         12,820
   Gas charges, recoverable from customers                              (6,140)         (7,937)          2,349
   Other current assets                                                  2,530          (4,839)          6,189
   Accounts payable                                                    (20,467)         57,382           4,973
   Customer advances and amounts payable to customers                   (2,263)         (1,539)         (1,638)
   Accrued taxes                                                          (976)         (2,528)            (22)
   Other, net                                                            6,350           3,945          (1,670)
                                                                     ---------       ---------       ---------
Net Cash From Operating Activities                                   $   8,899       $  11,432       $  32,593
                                                                     =========       =========       =========

<F1>
Restated - See Note 2 of the Notes to the Consolidated Financial Statements.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
At December 31,                                        1997         1996<F1>
                                                     --------       --------
                                                    (in thousands of dollars)
ASSETS
Utility Plant
Plant in service, at cost                            $359,393       $340,675
Less--Accumulated depreciation                        102,790         96,391
                                                     --------       --------
                                                     $256,603       $244,284
Construction work in progress                             629          2,103
                                                     --------       --------
                                                     $257,232       $246,387
                                                     --------       --------
Other Property, Net                                  $ 18,230       $  9,585
                                                     --------       --------
Current Assets
Cash and temporary cash investments, at cost         $  3,985       $ 10,232
Receivables, less allowances of $1,498 and $1,247      50,154         42,509
Accrued revenue                                        66,998         76,549
Materials and supplies, at average cost                 2,924          3,025
Gas in underground storage                             36,083         32,807
Gas charges, recoverable from customers                19,931         13,791
Accumulated deferred income taxes                          --            364
Other                                                  11,702         11,864
                                                     --------       --------
                                                     $191,777       $191,141
                                                     --------       --------
Deferred Charges and Other
Unamortized debt expense                             $  5,284       $  5,328
Deferred gas charges, recoverable from customers           --            290
Advances to equity investees                            8,370          5,062
Other                                                  24,594         20,445
                                                     --------       --------
                                                     $ 38,248       $ 31,125
                                                     --------       --------
                                                     $505,487       $478,238
                                                     ========       ========
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock equity                                  $ 94,502       $ 86,544
Cumulative convertible preferred stock                    169            169
Cumulative preferred stock of subsidiary                3,100          3,100
Long-term debt, including capital lease obligations   163,548        106,468
                                                     --------       --------
                                                     $261,319       $196,281
                                                     --------       --------
Current Liabilities
Notes payable to banks                               $ 71,019       $ 91,100
Current portion of capital lease obligations               --          1,644
Accounts payable                                       79,842         95,400
Customer advance payments                               8,035          5,612
Accumulated deferred income taxes                       1,150             --
Accrued interest                                        1,985          1,272
Other                                                  13,986          6,998
                                                     --------       --------
                                                     $176,017       $202,026
                                                     --------       --------
Deferred Credits
Reserve for equity investment                        $ 25,212       $ 32,942
Accumulated deferred income taxes                      15,046         10,113
Unamortized investment tax credit                       2,515          2,782
Customer advances for construction                      3,935          8,621
Other                                                  21,443         25,473
                                                     --------       --------
                                                     $ 68,151       $ 79,931
                                                     --------       --------
                                                     $505,487       $478,238
                                                     ========       ========

<F1>
Restated - See Note 2 of the Notes to the Consolidated Financial Statements.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION


At December 31,                                        1997         1996<F1>
                                                     --------       --------
                                                    (in thousands of dollars)
COMMON STOCK EQUITY
Common stock, par value $1 per share--authorized
  20,000,000 shares; 13,204,147 and 12,400,331
  shares outstanding                                 $ 13,204       $ 12,400
Capital surplus                                        81,938         79,489
Retained earnings (deficit)                              (640)        (5,345)
                                                     --------       --------
                                                     $ 94,502       $ 86,544
                                                     --------       --------
CUMULATIVE CONVERTIBLE PREFERRED STOCK
Convertible preferred stock, par value $1 per
  share--authorized 500,000 shares issuable in
  series; 6,751 shares outstanding                   $      7       $      7
Capital surplus                                           162            162
                                                     --------       --------
                                                     $    169       $    169
                                                     --------       --------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
$100 par value (callable at option of Subsidiary)
6% series A--15,000 shares authorized and
  outstanding                                        $  1,500       $  1,500
5 1/2% series B--10,000 shares authorized and
  outstanding                                           1,000          1,000
5 1/2% series C--5,000 shares authorized;
  4,000 shares outstanding                                400            400
5 1/2% series D--2,000 shares authorized and
  outstanding                                             200            200
                                                     --------       --------
                                                     $  3,100       $  3,100
                                                     --------       --------
LONG-TERM DEBT
SEMCO Energy, Inc.
6.83% notes due 2002                                 $ 30,000       $     --
7.20% notes due 2007                                   30,000             --
8.00% notes due 2004                                   55,000         55,000
8.32% notes due 2024                                   25,000         25,000
8.625% debentures due 2017                             23,548         23,573
Long term capital lease obligations                        --          2,895
                                                     --------       --------
                                                     $163,548       $106,468
                                                     --------       --------
                                                     $261,319       $196,281
                                                     ========       ========

<F1>
Restated - See Note 2 of the Notes to the Consolidated Financial Statements.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT


Years Ended December 31,                        1997     1996<F1>     1995
                                              -------    -------    -------
                                                 (in thousands of dollars)
COMMON STOCK
Beginning of year                             $12,400    $11,837    $11,261
  5% stock dividends May 1997, May 1996
    and May 1995                                  620        590        564
  Issuance of common stock through DRIP
    and other                                     346        293        326
  Repurchase of common stock                     (162)      (320)      (314)
                                              -------    -------    -------
End of year                                   $13,204    $12,400    $11,837
                                              =======    =======    =======

COMMON STOCK CAPITAL SURPLUS
Beginning of year                             $79,489    $80,546    $81,091
  5% stock dividends May 1997, May 1996
    and May 1995                                 (620)      (590)      (564)
  Issuance of common stock through DRIP
    and other                                   5,978      4,842      5,702
  Repurchase of common stock                   (2,909)    (5,309)    (5,683)
                                              -------    -------    -------
End of year                                   $81,938    $79,489    $80,546
                                              =======    =======    =======

RETAINED EARNINGS (DEFICIT)
Beginning of year                             $(5,345)   $17,128    $15,027
  Net income (loss)                            14,921    (12,803)    11,331
  Cash dividends on common stock              (10,216)    (9,670)    (9,230)
                                              -------    -------    -------
End of year                                   $  (640)   $(5,345)   $17,128
                                              =======    =======    =======

CUMULATIVE CONVERTIBLE PREFERRED STOCK
Beginning of year                             $     7    $     7    $     8
  Conversion of preferred stock                    --         --         (1)
                                              -------    -------    -------
End of year                                   $     7    $     7    $     7
                                              =======    =======    =======

CUMULATIVE CONVERTIBLE PREFERRED STOCK
CAPITAL SURPLUS
Beginning of year                             $   162    $   165    $   180
  Conversion of preferred stock                    --         (3)       (15)
                                              -------    -------    -------
End of year                                   $   162    $   162    $   165
                                              =======    =======    =======

<F1>
Restated - See Note 2 of the Notes to the Consolidated Financial Statements.

The accompanying notes to the consolidated financial statements are an integral part of these statements.






NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES
SEMCO Energy, Inc. (the Company), formerly Southeastern Michigan Gas
Enterprises, Inc., is an investor-owned holding company. The Company operates through three main subsidiaries. SEMCO Energy Gas Company (the Gas
Company, formerly Battle Creek, Southeastern and Michigan Gas Companies) purchases, distributes, and transports natural gas to 242,000 customers within the state of Michigan. SEMCO Energy Services, Inc. (Energy Services) is engaged in energy marketing to approximately 210 customers located in several states. SEMCO Energy Ventures, Inc. (Energy Ventures) is a diversified holding company with operations and investments in many segments of the natural gas industry including natural gas transmission and gathering systems, underground storage systems and the engineering and construction of underground gas distribution pipelines, service lines and associated facilities.

Basis of Presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SEMCO Energy
Gas Company, SEMCO Energy Services and SEMCO Energy Ventures. Investments in unconsolidated companies at least 20% owned, but not greater than 50% owned, are reported using the equity method of accounting. Certain reclassifications have been made to prior years' statements to conform with the 1997 presentation.
     Certain nonregulated subsidiaries supply goods and services at a profit to the regulated affiliates in the consolidated group. In these situations, intercompany profits remaining in the assets of the regulated affiliates at a particular date are not eliminated since it is probable that, through the ratemaking process, the cost will be recovered through future revenue. As a result, $437,000 of profit on sales earned from the Company's regulated subsidiary by the Company's nonregulated subsidiary was not eliminated during consolidation. All other significant intercompany transactions have been eliminated.

Rate Regulation. The rates of the Gas Company's customers located in the Battle Creek division are subject to the jurisdiction of the City Commission of Battle Creek, Michigan. The MPSC authorizes the rates charged to all of the remaining Gas Company customers.

Utility Plant, Other Property and Depreciation. Utility plant and other property are recorded at cost. The Company and its subsidiaries provide for depreciation on a straight-line basis over the estimated useful lives of the related property.

     The ratio of depreciation to the average balance of property approximated 3.6%, 3.6% and 4.0% for the years 1997, 1996 and 1995, respectively. Certain investments in unconsolidated companies recorded using the equity method are reported as other property. See Note 10 for further discussion.

Receivables, Gas Sales, Transportation and Gas Marketing Revenues. Customer receivables, gas sales and transportation revenues arise from the operations of the Gas Company. Gas marketing revenues and receivables arise from Energy Services' marketing operations.

Revenue Recognition. The Gas Company bills monthly on a cycle basis and follows the industry practice of recognizing accrued revenue for gas services rendered to its customers but not billed at month end. Energy Services recognizes marketing revenues, and any related hedging gains or losses, in the same period natural gas is delivered to customers. See Note 7 for further discussion about Energy Services' hedging activities.

Gas in Underground Storage. Gas in underground storage for Southeastern and Michigan Gas divisions of the Gas Company is reported at average cost. The
Battle Creek division's gas inventory is stated at last-in, first-out (LIFO) cost. At December 31, 1997, the replacement cost did not exceed the LIFO cost. At December 31, 1996, the replacement cost exceeded LIFO cost by $1,440,000. Energy Services reports gas in storage at cost.
     In general, commodity costs and variable transportation costs are capitalized as gas in underground storage. Fixed costs, primarily pipeline demand charges and storage charges, are expensed as incurred through cost of gas.

Cost of Gas. The Gas Company has regulator approved gas cost recovery mechanisms which allow for the adjustment of rates charged to customers in response to increases and decreases in the cost of gas purchased.

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










     Supplemental cash flow information for the years ended December 31,
1997, 1996 and 1995, is summarized as follows (in thousands of dollars):
                                                1997       1996       1995
                                              -------    -------    -------
Non-Cash Investing and Financing Activities:
  Capital stock issued for acquisition        $   450    $    --    $    --
  Property purchased under capital leases     $   360    $ 3,252    $ 3,737
  Capital leases amortized and retired        $ 4,899    $ 2,450    $    --
Details of Acquisitions:
  Fair value of assets acquired               $22,464    $    --    $    --
  Liabilities assumed                          (6,330)        --         --
  Stock issued                                   (450)        --         --
                                              -------    -------    -------
  Cash paid                                   $15,684    $    --    $    --
  Less cash acquired                              567         --         --
                                              -------    -------    -------
Net Cash Paid for Acquisitions                $15,117    $    --    $    --
                                              =======    =======    =======

Earnings Per Share. In February 1997, the FASB issued SFAS 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share. It requires companies with publicly held common stock or potential common stock, such as options, warrants, or convertible securities, to present a basic earnings per share amount and a diluted earnings per share amount. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to that of the basic earnings per share except that the weighted average number of common shares outstanding is increased to include any potential common shares. Accordingly, income available to common shareholders is also adjusted for any changes to income or loss that would result from the assumed conversion of those potential common shares.

     The computations of basic and diluted earnings (loss) per share for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands of dollars except per share amounts):
                                                        1997           1996            1995
                                                      -------        --------        -------
Income available to common shareholders               $14,921        $(12,803)       $11,331
Weighted average common shares outstanding             13,050          13,017         13,044
Earnings (loss) per share - basic                     $  1.14        $  (0.98)       $  0.87
                                                      =======        ========        =======
Income available to common shareholders               $14,921        $(12,803)       $11,331
Adjustment for effect of assumed conversions:
  Preferred convertible stock dividends                    16              --             17
                                                      -------        --------        -------
Adjusted income available to common shareholders      $14,937        $(12,803)       $11,348
                                                      -------        --------        -------
Weighted average common shares outstanding             13,050          13,017         13,044
Incremental shares from assumed conversions:
  Preferred convertible stock dividends                    28              --             28
  Stock options converted                                   3              --             --
                                                      -------        --------        -------
Diluted weighted average common shares outstanding     13,081          13,017         13,072
                                                      -------        --------        -------
Earnings (loss) per share - diluted                   $  1.14        $  (0.98)       $  0.87
                                                      =======        ========        =======

     As a result of the loss in 1996, basic loss per share was not adjusted because to do so would be antidilutive.

2.   RESTATEMENT OF FINANCIAL STATEMENTS
While closing the accounting records for 1997, the Company discovered that certain transactions associated with its energy marketing subsidiary, Energy Services, were incorrectly recorded. The related financial impact has been quantified and resulted from incorrect margin recognition, incorrect accounting of gas in storage, the recognition of previously unrecorded borrowed gas and various other items. The corrections resulted in a $873,000 after-tax charge to fourth quarter 1997 earnings and a $3,838,000 after-tax reduction of previously reported 1996 earnings. The results contained herein reflect the 1996 restatement.
     During 1997, the Company implemented new computer, procedural and accounting systems along with employing new management and accounting personnel at Energy Services, which the Company believes will help prevent such items from recurring.


3.   REGULATORY MATTERS
Southeastern and Michigan Gas Rate Case. In October 1997, the MPSC approved the merger of Southeastern and Michigan Gas in a general rate case. This allowed the Company to combine the rate structures, gas cost recovery clauses, tariffs, and rules and regulations for those two divisions. It additionally granted a rate increase to the combined divisions, which included the recovery of costs related to a change in accounting for retiree medical benefits. The Company expects that the rate case will have an immaterial impact on net income. The MPSC also approved incentive regulation, where profits generated in excess of the authorized rate of return will be shared with the ratepayer. Finally, the MPSC granted the Company the ability to offer its commercial and industrial customers the option to aggregate their demand for gas into a pool and choose a supplier.

State Property Tax Reductions. In June 1994, the MPSC issued Orders U-10617 and U-10618 to Michigan Gas and Southeastern, respectively. These orders required the companies to offset deferred retiree medical costs with certain reductions in Michigan state property taxes until the MPSC issued a final order in the companies' general rate case, which occurred in October 1997. In accordance with orders U-10617 and U-10618, Michigan Gas and Southeastern have reduced deferred retiree medical costs by a combined total of $553,000 in 1997, $663,000 in 1996 and $663,000 in 1995.

Battle Creek Rate Increase. In November 1995, the City Commission of Battle Creek approved a Battle Creek rate increase, effective December 1995, of approximately $1,800,000. Battle Creek requested the increase to recover the cost of certain accelerated main replacement projects, the cost of its retiree medical benefits and overall increases in operating expenses.

Regulatory Assets and Liabilities.  The Gas Company is subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of
Regulation."  As a result, the actions of regulators affect when revenues and expenses are recognized.  Regulatory assets represent incurred costs to be recovered from customers through the ratemaking process.  Regulatory liabilities represent benefits to be refunded to customers.  The following regulatory assets and liabilities were recorded on the consolidated balance sheets as of December 31 (in thousands of dollars):
                                                         1997         1996
                                                       -------      -------
Regulatory Assets
Deferred retiree medical benefits                      $13,487      $13,260
Deferred pension benefits                                2,287        2,287
Unamortized loss on retirement of debt                   3,107        3,353
Other                                                    1,763        1,971
                                                       -------      -------
                                                       $20,644      $20,871
                                                       =======      =======
Regulatory Liabilities
Unamortized investment tax credit                      $ 3,052      $ 3,417
Tax benefits amortizable to customers                    4,329        4,460
Other                                                       --           67
                                                       -------      -------
                                                       $ 7,381      $ 7,944
                                                       =======      =======

     In the event the Gas Company determines that it no longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include
(1) increasing competition that restricts the Gas Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Gas Company's periodic review of these criteria currently supports the continuing application of SFAS 71.


4.   INCOME TAXES
SFAS No. 109. The Company accounts for income taxes in accordance with SFAS 109, "Accounting For Income Taxes." SFAS 109 requires an annual measurement of deferred tax assets and deferred tax liabilities based upon the estimated future tax effects of temporary differences and carry forwards. In general, the total deferred tax benefit or expense for the year equals the difference between the beginning and end of year balances in deferred tax assets and liabilities.

Provision for Income Taxes.  The components of the provision for income taxes are as follows (in thousands of dollars):
                                                              1997            1996            1995
                                                            -------         -------         -------
Federal
  Currently payable                                         $ 2,259         $ 1,160         $ 5,606
  Deferred to future periods                                  6,236          (8,201)            812
  Investment tax credits                                       (267)           (267)           (267)
                                                            -------         -------         -------
Total income taxes                                          $ 8,228         $(7,308)        $ 6,151
Less amounts included in:
  Write-down of NOARK investment, net                            --         (11,308)             --
  Adjustment to reserve for NOARK investment, net             2,705              --              --
  Other income (loss), net                                      117            (304)            (37)
                                                            -------         -------         -------
Amount included in operating expenses                       $ 5,406         $ 4,304         $ 6,188
                                                            =======         =======         =======

Reconciliation of Statutory Rate to Effective Rate.  A reconciliation of the difference between the Company's provision for income taxes and income taxes computed at the statutory rate follows (in thousands of dollars):
                                                                      1997          1996           1995
                                                                    --------      --------       -------
Net income (loss)                                                   $ 14,921      $(12,803)      $11,331
Add back:
  Preferred dividends                                                    194           194           195
  Income taxes                                                         8,228        (7,308)        6,151
                                                                    --------      --------       -------
Pre-tax income (loss)                                               $ 23,343      $(19,917)      $17,677
                                                                    ========      ========       =======
Computed federal income taxes                                       $  8,170      $ (6,971)      $ 6,187
Depreciation                                                              --            --           (43)
Amortization of deferred ITC                                            (267)         (267)         (267)
Amortization of non-deductible amounts resulting from acquisitions       216           216           217
Other                                                                    109          (286)           57
                                                                    --------      --------       -------
Total income taxes                                                  $  8,228      $ (7,308)      $ 6,151
                                                                    ========      ========       =======

Deferred Income Taxes.  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  The principal components of the Company's deferred tax assets (liabilities) were as follows (in thousands of dollars):
                                                      1997          1996
                                                    --------      --------
Property                                            $(22,801)     $(20,687)
Reserve for equity investment                          8,824        11,530
Retiree medical benefit obligation                     4,795         4,741
Retiree medical benefit regulatory assets             (4,720)       (4,641)
Gas in underground storage                             3,243         2,934
ITC                                                    1,257         1,392
Unamortized debt expense                              (1,111)       (1,197)
Gas cost underrecovery                                (6,411)       (4,169)
Other                                                    728           348
                                                    --------      --------
Total deferred taxes                                $(16,196)     $ (9,749)
                                                    ========      ========
Gross deferred tax liabilities                      $(45,925)     $(41,043)
Gross deferred tax assets                             29,729        31,294
                                                    --------      --------
Total deferred taxes                                $(16,196)     $ (9,749)
                                                    ========      ========

     At December 31, 1997 and December 31, 1996 there was no valuation allowance recorded against deferred tax assets.

5.   CAPITALIZATION
Common Stock Equity. The Company issued five percent stock dividends in May 1997, May 1996 and May 1995. Earnings per share of common stock, cash dividends per share of common stock and average number of common shares outstanding have been restated to reflect the stock dividends.
     Pursuant to its DRIP, the Company issued 324,000 shares of common stock in 1997 and 292,000 shares in 1996 and 274,000 shares in 1995. In January 1995, the Company amended its DRIP to allow the Company to acquire common shares on the open market to meet the dividend reinvestment and optional payment requirements of the DRIP. The Company purchased a total of 162,000 shares in 1997 and 320,000 shares in 1996 and 314,000 shares in 1995 for the DRIP.

Cumulative Convertible Preferred Stock. At December 31, 1997 and 1996, only 6,751 shares of the Company's $2.3125 cumulative convertible preferred shares were outstanding and each share was convertible at the option of the holder to 4.11 shares of common stock. At December 31, 1997, a total of 27,747 common shares are reserved for issuance upon conversion of the convertible preferred stock.

Cumulative Preferred Stock of Subsidiary. The cumulative preferred stock of SEMCO Energy Gas Company is callable at the subsidiary's option at $105 per share. Payment of dividends on this preferred stock is fully guaranteed by the Company.

Long-Term Debt. In 1997, the Company issued $60,000,000 of private placement debt to reduce notes payable to banks incurred to finance the Company's ongoing capital expenditure program and for general corporate purposes.
     The Company has long-term and short-term debt arrangements which contain restrictive financial covenants including, among others, limits on the payment of dividends beyond certain levels. The Company is currently in compliance with all of the covenants in these agreements.
     There are no annual maturities or sinking fund requirements for the Company's existing debt over the next five years.


6.   SHORT-TERM BORROWINGS
The Company maintains unsecured lines of credit at two banks. Interest on all such lines are at variable rates, which do not exceed the banks' prime lending rates. These arrangements are set to expire during 1998 and the Company expects they will be renegotiated at comparable terms.

     Information regarding these borrowings for each of the last three years is as follows (in thousands of dollars):
                                                1997       1996       1995
                                              -------    -------    -------
Notes payable balance at year end             $71,019    $91,100    $51,700
Unused lines of credit at year end             39,000      8,800     38,200
Average interest rate at year end                 6.4%       7.0%       6.4%
Maximum borrowings at any month-end           $98,900    $91,100    $52,400
Average borrowings                             60,493     41,228     28,224
Weighted average cost of borrowing                6.2%       6.0%       6.5%

7.   FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Financial Instruments. The following methods and assumptions were used to estimate the fair value of each significant class of financial instruments:

Cash, Temporary Cash Investments, Accounts Receivables, Payables, and Notes Payable to Banks. The carrying amount approximates fair value because of the short maturity of those instruments.

Long-term Debt. The fair values of the Company's long-term debt are estimated based on quoted market prices for the same or similar issues or, where no market quotes are available, based on discounted future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. Although the current fair value of the long-term debt may differ from the current carrying amount, settlement of the reported debt is generally not expected until maturity.

     The estimated fair values of the Company's long-term debt as of
December 31, 1997 and 1996 are as follows (in thousands of dollars):
                                         1997                  1996
                                  -------------------   -------------------
                                  Carrying     Fair     Carrying     Fair
                                   Amount      Value     Amount      Value
                                  --------   --------   --------   --------
Long-term debt                    $163,548   $172,594   $103,573   $107,625
                                  ========   ========   ========   ========

Hedging Activities. Energy Services enters into sales commitments which may extend up to 60 months into the future. Because of the volatility of natural gas prices, there are significant market risks associated with these commitments. Energy Services utilizes derivative financial and commodity instruments (derivatives), including futures contracts, options and swaps, to reduce market risk associated with fluctuations in the price of natural gas sold under firm commitments and with a portion of the anticipated supply requirements. The primary objective of Energy Services' hedging program is to attempt to eliminate the effect of price fluctuations in the natural gas spot market. Energy Services' risk management policy prohibits the utilization of derivatives for trading purposes.
     Gains or losses on derivatives associated with firm commitments are recognized as adjustments to the cost of sales or revenues when the associated transactions affect earnings. Gains and losses on derivatives associated with forecasted transactions are recognized when such forecasted transactions affect earnings. If a derivative instrument is terminated early because it is probable that a transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the associated transaction or forecasted transaction affects earnings. If a derivative is sold or matures, any gain or loss is deferred and recognized as adjustments to the cost of sales or revenues when the associated transaction affects earnings. In order to meet the criteria for the gains and losses on derivatives to be deferred and recognized in the same period as the physical transaction, the commodity must expose the Company to price risk and the derivative used as a hedging instrument must reduce that exposure. Because the commodities covered by the derivatives are substantially the same commodities that the Company buys and sells in the physical market, there is a high degree of correlation between price changes in the derivative and cash markets. If those criteria were not met, the derivative would be marked to market and any change in market value would be recognized in earnings in the period of change.

     Credit risk relates to the risk of Energy Services' loss if a party does not perform its contractual obligations. Energy Services maintains credit policies that management believes significantly minimizes the overall credit exposure. These policies include an evaluation of the potential parties' financial condition and the use of standardized agreements which allow for netting of positive and negative exposures associated with a single party. While notional amounts listed below are used to express the volume of various derivatives, those amounts do not generally represent the amounts exchanged by the parties and, thus, are not a measure of the exposure to the Company. The amounts subject to credit risk are substantially smaller. Energy Services does not anticipate any material impact to its financial position or results of operations as a result of nonperformance by third parties.

     The following summarizes the types of hedges used and the related financial information on open contracts as of December 31, 1997 and 1996 (in thousands of dollars):
                                                     1997            1996
                                                    ------         -------
Futures Contracts
  Notional amount (MMcf)                             7,710           8,080
  Unrealized gain (loss)                            $  (39)        $  (843)
  Fair value                                        $  (39)        $  (843)

Commodity Price Swaps
  Notional amount (MMcf)                             4,778           7,476
  Unrealized gain (loss)                            $  114         $   450
  Fair value                                        $  114         $   450

Options
  Notional amount (MMcf)                                84             148
  Unrealized gain (loss)                            $  (21)        $   176
  Fair value                                        $   42         $   321

     Energy Services estimates the fair value of the derivatives by using available market data and valuation methodologies. Some judgment is required in interpreting market data, and the use of market assumptions or estimation methodologies may affect the estimated fair value amounts.
     In addition to the above balances, Energy Services recorded approximately $782,000 in net deferred gains on contracts closed prior to December 31, 1997 related to January 1998 sales commitments which is included in other current assets.
     The margin deposits of $4,890,000 and $7,465,000 as of December 31, 1997 and 1996, respectively, are included with the deferred gains and losses on other derivatives in other current assets. The cost of margin deposits approximates fair value.
     Energy Services also hedges certain of its sales commitments with gas held in storage. At December 31, 1997 and 1996, Energy Services held approximately 4,027,000 Mcf and 1,868,000 Mcf in storage with a carrying value of $10,364,000 and $7,985,000, respectively. At December 31, 1997 and 1996, Energy Services also had approximately 3,055,000 Mcf and 189,000 Mcf with a carrying value of $6,614,000 and $789,000, respectively, of outstanding gas loans owed to third parties.

8.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Pension Plans. The Company has non-contributory, defined benefit pension plans. Pension plan benefits are generally based upon years of service and compensation during the final years of employment. The Company's funding policy is to contribute amounts annually to the plans based upon actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations.
     At December 31, 1997, plan assets consisted of 60.2% equity investments, 10.9% guaranteed income insurance contracts, 28.7% fixed income securities and 0.2% cash equivalents.

     Combined net periodic pension cost for the Company's defined benefit plans consists of the following components (in thousands of dollars):
                                                1997       1996       1995
                                              -------    -------    -------
Service cost                                  $ 1,371    $ 1,796    $ 1,465
Interest cost on projected benefit obligation   3,716      3,803      3,495
Actual return on assets                       (10,586)    (6,290)    (8,497)
Amortization of prior service costs               471        471        471
Amortization of unrecognized net (gain) loss     (436)       133       (329)
Amortization of transition obligation              79         79         79
Asset gain deferred                             6,467      2,507      5,066
                                              -------    -------    -------
Net periodic pension cost                     $ 1,082    $ 2,499    $ 1,750
                                              =======    =======    =======

     The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets as of
December 31, 1997 and 1996 (in thousands of dollars):
                                                           1997       1996
                                                         -------    -------
Actuarial present value of benefit obligation:
Vested benefit obligation                                $47,681    $39,074
Non-vested benefit obligation                              2,455      2,012
                                                         -------    -------
Accumulated benefit obligation                           $50,136    $41,086
                                                         =======    =======

Projected benefit obligation                             $53,701    $52,869
Plan assets at fair value                                 60,403     49,788
                                                         -------    -------
(Funded) unfunded status of plan                         $(6,702)   $ 3,081
Unrecognized net gain                                     10,344      6,316
Unrecognized prior service cost                              153     (4,106)
Unrecognized net obligation at transition to SFAS 87        (426)      (505)
                                                         -------    -------
Recorded pension liability                               $ 3,369    $ 4,786
                                                         =======    =======

Significant pension plan assumptions are as follows:
                                                     1997     1996     1995
                                                    -----    -----    -----
Plan discount rates                                 7.00%    7.75%    7.25%
Expected long-term rate of return on assets         9.00%    9.00%    9.00%
Rates of increase in future compensation levels     4.00%    5.00%    5.00%

     On December 31, 1997, the pension plans were amended to provide a special frozen benefit to all employees with at least two years of service on December 31, 1997. This special frozen benefit added both three years of service and three years of age to all eligible employees for purposes of computing accrued pension benefits at December 31, 1997. In conjunction with the amendment, the Company is offering an early retirement program to all eligible employees with at least two years of service on December 31, 1997. This program is open from January 14, 1998 through February 27, 1998 and offers employees the additional options of receiving either a lump-sum pension benefit payment or an immediate annuity commencing April 1, 1998.

Other Postretirement Benefits. In addition to providing pension benefits, the Company provides certain medical and prescription drug benefits to qualified retired employees, their spouses and covered dependents. Retirees with less than 30 years of service are required to contribute from 5% to 50% of the Company's coverage cost, with the percentage depending on the retiree's age and years of service.
     The Company accounts for retiree medical benefits in accordance with SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires the full accrual of such costs during the years that the employee renders service to the Company until the date of full eligibility. The Company adopted SFAS 106 effective January 1, 1993.
     In December 1992, the MPSC issued a generic order addressing the adoption of SFAS 106 by utilities under its jurisdiction. The order allows Michigan utilities to adopt SFAS 106 for accounting and ratemaking purposes, subject to a final order in a general rate case and requires the external funding for amounts recovered in rates. The general rate case approved by the MPSC in October 1997 allowed for such recovery of retiree medical benefits, as discussed in Note 3.
     The City Commission of Battle Creek allowed the recovery of retiree medical benefits in Battle Creek's December 1995 rate increase, as discussed in Note 3.

   The combined net periodic retiree medical costs consisted of the following components (in thousands of dollars):
                                        1997           1996           1995
                                       ------         ------         ------
Service cost                           $  862         $  865         $1,443
Interest cost                           2,212          1,854          2,945
Actual return on assets                (1,504)        (1,009)        (1,116)
Net amortization and deferral           1,205            844          2,106
                                       ------         ------         ------
Net periodic retiree medical cost      $2,775         $2,554         $5,378
                                       ======         ======         ======

     In 1997, 1996 and 1995, the Company expensed net retiree medical costs of $1,918,000, $1,395,000 and $905,000, respectively, consisting of total costs incurred under the pay-as-you-go method plus additional retiree medical costs recorded by the non-utility subsidiaries and Battle Creek. In 1997, 1996 and 1995, the Company also expensed $553,000, $663,000 and $663,000, respectively, of retiree medical costs pursuant to certain MPSC orders regarding the reduction in Michigan state property taxes. See Note 3 for further discussion of these MPSC orders. The Company recorded regulatory assets related to the Gas Company's retiree medical costs of $304,000, $496,000 and $3,810,000 in 1997, 1996 and 1995, respectively.

     The Company established a Voluntary Employee Benefit Association (VEBA) trust to fund its retiree medical benefits during 1997 and contributed $2,023,000 to the trust. Previously, the Company had partially funded retiree medical benefits on a discretionary basis through an Internal Revenue Code Section 401(h) account. In 1997 and 1996, the Company made cash contributions to the 401(h) account of $508,000 and $744,000, respectively. The accumulated balance in the 401(h) account will be used to cover all retiree medical benefits costs until it is depleted, at which time the funds in the VEBA trust will be used.

     The funded status of the retiree medical benefit plans is reconciled with the liability recorded at December 31, 1997 and 1996 as follows (in thousands of dollars):
                                                      1997           1996
                                                    --------       --------
Actuarial present value of estimated benefits:
Retirees                                            $ 12,354       $  9,796
Fully eligible active                                  8,361          5,252
Other active                                           5,338         11,477
                                                    --------       --------
Accumulated retiree medical obligation              $ 26,053       $ 26,525
Plan assets at fair value                             11,737          7,702
                                                    --------       --------
Unfunded status of plan                             $ 14,316       $ 18,823
Unrecognized net obligation at
  transition to SFAS 106                             (18,730)       (26,878)
Unrecognized net gain                                 18,479         22,791
                                                    --------       --------
Recorded liability                                  $ 14,065       $ 14,736
                                                    ========       ========

Significant plan assumptions are as follows:
                                                    1997     1996     1995
                                                    -----    -----    -----
Plan discount rate                                  7.00%    7.75%    7.25%
Expected long-term rate of return on assets         9.00%    9.00%    9.00%

     The 1997 costs were developed based on the health care plan in effect at January 1, 1997. As of December 31, 1997, the actuary assumed that retiree medical cost increases would be 8.6% in 1997, 8.2% in 1998, and decrease uniformly to 5.0% in 2005 and thereafter and that prescription drug cost increases would be 12.1% in 1997, 11.3% in 1998, and decrease uniformly to 5.0% in 2005 and thereafter. The health care cost trend rate assumption significantly affects the amounts reported. For example, a one percentage point increase in each year would increase the accumulated retiree medical obligation as of December 31, 1997 by $3,872,000 and the aggregate of the service and interest cost components of net periodic retiree medical costs for 1997 by $600,000.

Employee Stock Ownership Trust. Under the provisions of the Company's employee stock ownership trust (ESOT), it may contribute an annual amount at its discretion. The contribution may be made in cash or in common shares of the Company. For the years 1997 and 1995, the Company's contributions were $400,000 in stock and $300,000 in cash, respectively. The Company did not make a contribution to the ESOT in 1996.

9.   STOCK-BASED COMPENSATION
At the Company's 1997 annual meeting, the shareholders approved a long-term incentive plan providing for the issuance of up to 500,000 shares of non-qualified common stock options over the next ten years adjusted for any subsequent stock dividends and stock splits. The options are reserved for the executives and directors of the Company and are awarded based upon both the Company's and individual's performance. The options vest at the rate of 33 1/3% per year beginning one year after the date of grant and expire ten years after the grant date. Additionally, pursuant to an executive employment agreement, the Company granted 30,000 and 15,000 common stock options during 1997 and 1996, respectively. These options vest three years after the grant date and expire ten years after the grant date.

     The exercise price of all the options granted is equal to the average of the high and low market price on the options' grant date.  Both the number of options granted and the exercise price are adjusted accordingly for any stock dividends and stock splits occurring during the options' life.  The weighted average fair value of the options granted during 1997 was $2.61 per share.
The fair value of the options was estimated on the date of grant using the
Black-Scholes option-pricing model with the following assumptions:  divided yield of 5.67%; expected volatility of 0.1913%; risk-free interest rate of
6.54%; and expected lives of 5 years.  The status of the options granted under the long-term stock incentive plan and the employment agreement are as follows:
                                                      Weighted      Exercise
                                                     Avg. Shares      Price
                                                     -----------    --------
Granted in 1996                                         15,750       $15.71
                                                       -------       ------
Outstanding at December 31, 1996                        15,750        15.71
                                                       =======       ======
Granted in 1997                                        126,500        17.90
Forfeited in 1997                                       18,000        18.00
                                                       -------       ------
Outstanding at December 31, 1997                       124,250       $17.60
                                                       =======       ======
Options available for grant under the long-term
  incentive plan at December 31, 1997                  423,000
                                                       =======

     The following table summarizes information concerning the stock options outstanding:
                                                 At December 31, 1997
                                          ----------------------------------
Exercise            Expiration               Number                 Number
  Price                Date               Outstanding            Exercisable
--------            ----------            -----------            -----------
 $15.71              04/30/06                15,750                    --
  16.75              07/21/07                 7,000                    --
  18.00              05/01/07                70,000                 1,000
  17.86              01/03/07                31,500                    --
                                          -----------            -----------
                                            124,250                 1,000
                                          ===========            ===========

     In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based
Compensation."  In general, SFAS 123 recommends that all stock-based compensation given to employees in exchange for their services be expensed based on the fair value of the options granted.  The Company has chosen to continue accounting for these transactions under previously existing accounting standards as allowed in SFAS 123.  However, if expense had been determined in a manner consistent with the provisions of SFAS 123, the
Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:
                                                            1997                           1996
                                                  ------------------------       --------------------------
                                                  Pro-forma    As Reported       Pro-forma      As Reported
Net income (loss) (in thousands)                   $14,866       $14,921         $(12,808)       $(12,803)
Earnings (loss) per share - basic and diluted      $  1.14       $  1.14         $   (.98)       $   (.98)
                                                   =======       =======         ========        ========


10.  INVESTMENTS IN AFFILIATES
The equity method of accounting is used for interests in affiliates 20% to 50% owned or in which the Company has significant influence over operations. These affiliate companies are generally involved in natural gas transmission, storage or associated operations. The Company records income taxes on its share of undistributed earnings of these affiliates at the time the earnings are included in consolidated income.

     At December 31, 1997, the Company held the following interests in these affiliates:
                                                           Percent Ownership
                                                           -----------------
Eaton Rapids Gas Storage System                                   50%
Michigan Intrastate Lateral System                                50
Michigan Intrastate Pipeline System                               50
Nimrod Limited Partnership                                        29
NOARK Pipeline System, L.P.                                       32

     Summarized combined financial information for investments in affiliates for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands of dollars):
                                                         1997         1996         1995
                                                       --------     --------     --------
Net sales                                              $ 13,368     $ 13,866     $ 39,179
Operating income                                       $  3,568     $  4,029     $  9,958
Net (loss)                                             $ (7,107)    $ (4,230)    $   (225)
                                                       ========     ========     ========
The Company's share of net (loss)                      $ (1,967)    $ (1,196)    $   (258)
                                                       ========     ========     ========
Current assets                                         $  2,843     $  2,744     $  8,988
Non-current assets                                      125,455      131,211      138,741
                                                       --------     --------     --------
Total assets                                           $128,298     $133,955     $147,729
                                                       ========     ========     ========
Current liabilities                                    $ 42,745     $  9,659     $ 12,310
Non-current liabilities                                  88,348      114,997      118,322
Equity                                                   (2,795)       9,299       17,097
                                                       --------     --------     --------
Total liabilities and equity                           $128,298     $133,955     $147,729
                                                       ========     ========     ========
The Company's equity investment                        $  4,710     $  5,120     $  8,024
                                                       ========     ========     ========
The Company's share of undistributed gains (losses)    $    475     $ (1,733)    $ (1,193)
                                                       ========     ========     ========

11.  MERGERS AND ACQUISITIONS
On August 13, 1997, SEMCO Energy Construction Co. (SEMCO Construction), a subsidiary of Energy Ventures, purchased the assets and business of Sub-Surface Construction Co. (Sub-Surface) for $15,634,000 in cash plus the assumption of certain liabilities. Sub-Surface is involved primarily in the construction of underground gas distribution pipelines, services lines and associated facilities, primarily in Michigan. The fair value of the tangible assets acquired and liabilities assumed were $15,252,000 and $5,884,000, respectively. Included in the assets acquired by SEMCO Construction were several non-compete agreements with prior employees of Sub-Surface totaling $1,000,000 ranging from two to five years. The balance of the purchase price, $6,266,000, was recorded as an excess of cost over net assets acquired (goodwill) and is being amortized on the straight line method over forty years for book purposes.
     On December 19, 1997, Energy Ventures purchased the assets and business of Maverick Pipeline Services, Inc. (Maverick) for $50,000 in cash and $450,000 in the Company's stock, resulting in the issuance of 25,512 shares of stock. Maverick provides pipeline engineering with full project management and field services to domestic and international clients for all types of liquid and gas pipeline projects, both onshore and offshore. The fair value of the tangible assets acquired and liabilities assumed were $686,000 and $446,000, respectively. The balance of the purchase price, $260,000, was recorded as an excess of cost over net assets acquired (goodwill) and is being amortized on the straight line method over forty years for book purposes.
     For financial statement purposes, both of the acquisitions were accounted for as purchases and accordingly, results of operations are included in the consolidated financial statements since the date of acquisition.


12.  COMMITMENTS AND CONTINGENCIES
Construction Program. The Company's plans for expansion and improvement of its natural gas delivery system, and other plant, are continually reviewed. Aggregate capital expenditures for 1998 are projected at $21,900,000.

Guarantees. SEMCO Arkansas Pipeline Company, a wholly owned subsidiary of Energy Ventures, has a 32% interest in a partnership which operates the NOARK Pipeline System. NOARK is a 302-mile intrastate natural gas pipeline which experienced significant cost overruns during construction resulting in higher financing costs than expected. In addition, competition from two interstate pipelines required NOARK to discount is transportation charges to attract volumes to the pipeline. Even with discounted rates, NOARK has operated at less than 65% capacity since its inception in 1992.
     In December of 1996, the Company recorded a one-time non-cash after-tax charge (the Reserve) of $21,000,000 relating to its NOARK investment. The Reserve was recorded because of recurring losses experienced by NOARK.
     In December 1997, the Company reduced the Reserve based on a pending sales agreement. This reduction increased 1997 after-tax earnings by approximately $5,025,000.
     On January 14, 1998, the Company sold its entire 32% interest in NOARK to ENOGEX Arkansas Pipeline Corporation (EAPC). The sale released the Company from all its NOARK guarantees, which related to 40% of NOARK's debt. Pursuant to the sale, the Company must pay approximately $9,200,000, $3,100,000, and $800,000 to EAPC in April 1998, 1999 and 2000, respectively.

Lease Commitments. The Company leases vehicles and related equipment. The resulting leases are classified as operating leases in accordance with SFAS 13, "Accounting for Leases." Leases on new vehicles are for a minimum of twelve months. The Company has the right to extend each lease annually and to cancel the extended lease at any time. When these leased vehicles are later sold by the lessor, any gain or loss on the sale accrues to the Company.
     The minimum lease payments for 1998 approximate $278,000. There are no further non-cancelable lease commitments thereafter. However, management expects to renew or replace all leases. Total lease expense approximated $2,039,000 in 1997 and $2,264,000 in 1996. Before 1996, the Company owned its vehicles and related equipment.

Environmental Issues. The Company expects to incur costs to investigate and/or clean up several properties, including former manufactured gas plant sites. The Company has submitted a plan to the State of Michigan for clean up at one site. The extent of the Company's liabilities and potential costs in connection with these sites cannot be reasonably estimated at this time. Any environmental cost incurred by the Gas Company will be amortized over ten years starting the year after incurred.


13.  QUARTERLY FINANCIAL INFORMATION (Unaudited)
In the opinion of the Company, the following quarterly information includes all adjustments necessary for a fair statement of the results of operations for such periods. Earnings and dividends per share of common stock are calculated based upon the weighted average number of shares outstanding during each quarter adjusted for five percent stock dividends in May 1997 and May 1996. Due to the seasonal nature of the Company's gas distribution business, the results of operations reported on a quarterly basis show substantial variations.

     The following amounts are shown in thousands of dollars, except per share amounts:
Quarters                               First    Second     Third    Fourth
--------                             --------  --------  --------  --------
1997
Operating revenue                    $252,735  $121,481  $123,848  $272,208
Operating income                       12,741     2,998        95     7,149
Net income (loss)                       9,589       122    (3,148)    8,358
Earnings (loss) per share<F1><F2>         .74       .01      (.24)      .64
Cash dividends per share<F1>              .19       .19       .20       .20

1996<F3>
Operating revenue                    $175,047  $ 82,105  $ 90,669  $197,128
Operating income                       10,669     2,428      (377)    7,537
Net income (loss)                       7,552      (179)   (3,264)  (16,912)
Earnings (loss) per share<F1><F2>         .58      (.01)     (.25)    (1.30)
Cash dividends per share<F1>              .18       .18       .19       .19

<F1>
Adjusted for five percent stock dividends in May 1997 and May 1996.
<F2>
Total for each year may not equal annual earnings per share due to changes in shares outstanding.
<F3>
Restated - See Note 2.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SEMCO Energy, Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of SEMCO Energy, Inc. (a Michigan corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEMCO Energy, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Detroit, Michigan
March 10, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the captions "Information About Directors" in Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 21, 1998 Annual Meeting of Shareholders is incorporated by reference herein.
     The executive officers of the Company are William L. Johnson, Robert J. Digan, II, Carl W. Porter and Barrett Hatches.
     Mr. Johnson (age 55) was elected Chairman of the Board of Directors in December 1997. He has been President and Chief Executive Officer of the Company since May 1996. From 1994 to May 1996 he was Chief Executive Officer of Northern Pipeline Construction Company of Kansas City, Missouri, and from 1990 to 1994 he was President, Gas Service Division of Western Resources,
Inc. of Topeka, Kansas.
     Mr. Digan (age 40) has been Senior Vice President, Treasurer and Chief Financial Officer of the Company since July 1997. He was Chief Financial Officer of SuperShuttle International, Phoenix, Arizona, from September 1996 to July 1997. From January 1995 to September 1996 he was Chief Financial Officer of Northern Pipeline Construction Co., Phoenix, Arizona. From February 1993 to December 1994 he was Chief Financial Officer of Kemper Management Services, Inc., Glastonbury, Connecticut, and from November 1985 to February 1993 he was Vice President - Finance of The Balf Co. & Affiliates, Newington, Connecticut.
     Mr. Porter (age 48) has been Senior Vice President and Chief Operating Officer of the Company since July 1996. He was Vice President-Gas Utilities of Itron, Inc., Spokane, Washington, from August 1995 to July 1996. From
1992 to 1995 he was Senior Vice President of Operations of New Jersey Natural Gas, Wall, New Jersey, and from 1990 to 1992 he was Vice President of Operations of Western Resources, Inc., Topeka, Kansas.
     Mr. Hatches (age 42) has been Vice President of Human Resources and Public Affairs of the Company since February 1997. He was Vice President of
V. Robinson & Company, Inc., Kansas City, Missouri, from 1996 to February 1997. He was Director of Logistics and Chief Operating Officer H & N
Railroad of North American Salt Company, Overland Park, Kansas, from 1995 to 1996. While employed by Missouri Gas Energy, Kansas City, Missouri, he was Director Field Services from May 1994 to January 1995 and Director Customer Information from July 1992 to May 1994.


ITEM 11.  EXECUTIVE COMPENSATION

     The information appearing under the captions "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors and Executive Officers" in Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 21, 1998 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the caption "Stock Outstanding, Voting Rights and Votes Required" in the Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 21, 1998 Annual Meeting of Shareholders, is incorporated by reference herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the caption "Employment and Related Agreements" in the Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 21, 1998 Annual Meeting of Shareholders, is incorporated by reference herein.

                                   PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  1.   Consolidated Financial Statements.  The following financial statements are included in Part II, item 8 above.

                                                              Pages in 10-K
                                                              -------------

          Consolidated Statements of Operations for the years
            ended December 31, 1997, 1996 and 1995                  21

          Consolidated Statements of Cash Flows for the
            years ended December 31, 1997, 1996 and 1995            22

          Consolidated Balance Sheets as of
            December 31, 1997 and 1996                              23

          Consolidated Statements of Capitalization as
            of December 31, 1997 and 1996                           24

          Consolidated Statements of Changes in
            Stockholders' Investment for the years
            ended December 31, 1997, 1996 and 1995                  25

          Notes to the Consolidated Financial Statements          26-41

          Report of Independent Public Accountants                  42


(a)  2.   Financial Statement Schedules.

          The following additional data should be read in conjunction with the Consolidated Financial Statements in Part II, item 8 above. Schedules not included herein have been omitted because they are not applicable or the required information is shown in such financial statements or notes thereto.

          Schedule
           Number                                             Pages in 10-K
          --------                                            -------------

             I      Consolidated Valuation and Qualifying
                    Accounts for the years ended
                    December 31, 1997, 1996 and 1995                50

(a)  3.   Exhibits, including those incorporated by reference

                                                                Filed
                                                         --------------------
Exhibit                                                                By
  No.               Description                          Herewith   Reference
-------             -----------                          --------   ---------
 2        Plan of Acquisition, etc.                         NA          NA
 3.(i).1  Articles of Incorporation of SEMCO Energy, Inc.
          (formerly Southeastern Michigan Gas
          Enterprises, Inc.), as restated
          July 11, 1989.(a)                                             x
 3.(i).2  Certificate of Amendment to Article III
          of the Articles of Incorporation dated
          May 16, 1990.(b)                                              x
 3.(i).3  Certificate of Amendment to Articles I,
          III and VI of the Articles of Incorporation
          dated April 16, 1997.(k)                                      x
 3.(ii)   Bylaws--last revised August 15, 1997.(l)                      x
 4.1      Trust Indenture dated April 1, 1992, with
          NBD Bank, N.A. as Trustee.(d)                                 x
 4.2      Note Agreement dated as of June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(f)                                            x
 4.3      Rights Agreement dated as of April 15, 1997
          with Continental Stock Transfer & Trust
          Company, as Rights Agent.(i)                                  x
 4.4      Note Agreement dated as of October 1, 1997,
          relating to issuance of $60,000,000 of
          long-term debt.(l)                                            x
 9        Voting Trust Agreement.                           NA          NA
10        Material Contracts.
10.1      Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(c)                            x
10.2      Short-Term Incentive Plan.(e)                                 x
10.3      Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(g)                                           x
10.4      Supplemental Retirement Plan for Certain
          Officers.(h)                                                  x
10.5      1997 Long-Term Incentive Plan.(i)                             x
10.6      Stock Option Certificate and Agreement
          dated October 10, 1996 with
          William L. Johnson.(j)                                        x
10.7      Stock Option Certificate and Agreement
          dated February 26, 1997 with
          William L. Johnson.(j)                                        x
10.8      Employment Agreement dated October 10, 1996,
          with William L. Johnson.(k)                                   x
10.9      Change of Control Employment Agreement dated
          October 10, 1996, with William L. Johnson.(k)                 x
11        Statement re computation of per share earnings.   NA          NA
12        Statements re computation of ratios.              NA          NA
13        Annual report to shareholders.                    NA          NA

                                                                Filed
                                                         --------------------
Exhibit                                                                By
  No.               Description                          Herewith   Reference
-------             -----------                          --------   ---------
16        Letter re change in certifying accountant.        NA          NA
18        Letter re change in accounting principle.         NA          NA
21        Subsidiaries of the Registrant.                   x
22        Published report regarding matters submitted
          to a vote of security holders.                    NA          NA
23        Consent of Independent Public Accountants.        x
24        Power of Attorney.                                x
27        Financial Data Schedule.                          x
99.1      Proxy Statement dated March 27, 1998.(m)                      x

Key to Exhibits Incorporated by Reference

     (a) Filed with SEMCO Energy, Inc.'s (formerly Southeastern Michigan Gas Enterprises, Inc.'s) Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (b) Filed with SEMCO Energy, Inc.'s Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (c) Filed with SEMCO Energy, Inc.'s Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (d) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (e) Filed with SEMCO Energy, Inc.'s Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (f) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (g) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (h) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1996, File No. 0-8503.
     (i) Filed March 6, 1997, as part of SEMCO Energy, Inc.'s 1997 Proxy Statement, dated March 7, 1997, File No. 0-8503.
     (j) Filed with SEMCO Energy, Inc.'s Form 10-K for 1996, dated March 27, 1997, File No. 0-8503.
     (k) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1997, File No. 0-8503.
     (l) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1997, File No. 0-8503.
     (m) Filed March 25, 1998, pursuant to Rule 14a-6 of the Exchange Act, File No. 0-8503.


ITEM 14. (Continued)

(b) No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

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

                                    SEMCO ENERGY, INC.

Date:  March 31, 1998               By /s/William L. Johnson
                                       -------------------------------------
                                       William L. Johnson
                                       Chairman, President and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                   Title                          Date
          ---------                   -----                          ----

/s/William L. Johnson     Chairman, President and Chief        March 31, 1998
------------------------
   William L. Johnson         Executive Officer (Director)

/s/Robert J. Digan, II    Senior Vice President and            March 31, 1998
------------------------
   Robert J. Digan, II        Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

/s/Daniel A. Burkhardt*   Director                             March 31, 1998
------------------------
   Daniel A. Burkhardt

/s/Edward J. Curtis*      Director                             March 31, 1998
------------------------
   Edward J. Curtis

/s/John T. Ferris*        Director                             March 31, 1998
------------------------
   John T. Ferris

/s/Michael O. Frazer*     Director                             March 31, 1998
------------------------
   Michael O. Frazer

/s/Harvey I. Klein*       Director                             March 31, 1998
------------------------
   Harvey I. Klein

                          Director                             ______________
------------------------
   Stewart J. Kniff

/s/Bruce G. Macleod*      Director                             March 31, 1998
------------------------
   Bruce G. Macleod

/s/Frederick S. Moore*    Director                             March 31, 1998
------------------------
   Frederick S. Moore

/s/Edith A. Stotler*      Director                             March 31, 1998
------------------------
   Edith A. Stotler

/s/Donald W. Thomason*    Director                             March 31, 1998
------------------------
   Donald W. Thomason

*By /s/William L. Johnson                                      March 31, 1998
   ---------------------
      William L. Johnson
      Attorney-in-fact

SCHEDULE I

                                               SEMCO Energy, Inc.
                           SCHEDULE I - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                             (Thousands of Dollars)



                                                                      Additions     Deductions
                                                                      ---------    From Reserve
                                                           Balance    Provision   for Purpose of      Balance
                                                          Beginning    Charged   Which the Reserve      End
     Description                                          of Period   to Income    Was Provided      of Period
-------------------------------------------------------   ---------   ---------  -----------------   ---------


                                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                      ------------------------------------
RESERVE DEDUCTED FROM RECEIVABLES IN BALANCE SHEET -
  UNCOLLECTIBLE ACCOUNTS                                   $ 1,247     $2,199         $1,948          $ 1,498
                                                           =======     ======         ======          =======

RESERVE DEDUCTED FROM OTHER PROPERTY IN BALANCE SHEET      $ 2,401     $ -0-          $ -0-           $ 2,401
                                                           =======     ======         ======          =======

RESERVE FOR EQUITY INVESTMENT                              $32,942     $ -0-          $7,730          $25,212
                                                           =======     ======         ======          =======



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
                                                            ======     ======         ======           ======

                             SEMCO ENERGY, INC.
                                Exhibit Index
                                  Form 10-K
                                    1997

                                                                Filed
                                                         --------------------
Exhibit                                                                By
  No.               Description                          Herewith   Reference
-------             -----------                          --------   ---------
 2        Plan of Acquisition, etc.                         NA          NA
 3.(i).1  Articles of Incorporation of SEMCO Energy, Inc.
          (formerly Southeastern Michigan Gas
          Enterprises, Inc.), as restated
          July 11, 1989.(a)                                             x
 3.(i).2  Certificate of Amendment to Article III
          of the Articles of Incorporation dated
          May 16, 1990.(b)                                              x
 3.(i).3  Certificate of Amendment to Articles I,
          III and VI of the Articles of Incorporation
          dated April 16, 1997.(k)                                      x
 3.(ii)   Bylaws--last revised August 15, 1997.(l)                      x
 4.1      Trust Indenture dated April 1, 1992, with
          NBD Bank, N.A. as Trustee.(d)                                 x
 4.2      Note Agreement dated as of June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(f)                                            x
 4.3      Rights Agreement dated as of April 15, 1997
          with Continental Stock Transfer & Trust
          Company, as Rights Agent.(i)                                  x
 4.4      Note Agreement dated as of October 1, 1997,
          relating to issuance of $60,000,000 of
          long-term debt.(l)                                            x
 9        Voting Trust Agreement.                           NA          NA
10        Material Contracts.
10.1      Guaranty Agreement dated October 10, 1991,
          relating to financing of NOARK.(c)                            x
10.2      Short-Term Incentive Plan.(e)                                 x
10.3      Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(g)                                           x
10.4      Supplemental Retirement Plan for Certain
          Officers.(h)                                                  x
10.5      1997 Long-Term Incentive Plan.(i)                             x
10.6      Stock Option Certificate and Agreement
          dated October 10, 1996 with
          William L. Johnson.(j)                                        x
10.7      Stock Option Certificate and Agreement
          dated February 26, 1997 with
          William L. Johnson.(j)                                        x
10.8      Employment Agreement dated October 10, 1996,
          with William L. Johnson.(k)                                   x
10.9      Change of Control Employment Agreement dated
          October 10, 1996, with William L. Johnson.(k)                 x
11        Statement re computation of per share earnings.   NA          NA
12        Statements re computation of ratios.              NA          NA

                                                                Filed
                                                         --------------------
Exhibit                                                                By
  No.               Description                          Herewith   Reference
-------             -----------                          --------   ---------
13        Annual report to shareholders.                    NA          NA
16        Letter re change in certifying accountant.        NA          NA
18        Letter re change in accounting principle.         NA          NA
21        Subsidiaries of the Registrant.                   x
22        Published report regarding matters submitted
          to a vote of security holders.                    NA          NA
23        Consent of Independent Public Accountants.        x
24        Power of Attorney.                                x
27        Financial Data Schedule.                          x
99.1      Proxy Statement dated March 27, 1998.(m)                      x

Key to Exhibits Incorporated by Reference

     (a) Filed with SEMCO Energy, Inc.'s (formerly Southeastern Michigan Gas Enterprises, Inc.'s) Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (b) Filed with SEMCO Energy, Inc.'s Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (c) Filed with SEMCO Energy, Inc.'s Registration Statement, Form S-2, No. 33-46413, filed March 16, 1992.
     (d) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (e) Filed with SEMCO Energy, Inc.'s Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (f) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (g) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (h) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1996, File No. 0-8503.
     (i) Filed March 6, 1997, as part of SEMCO Energy, Inc.'s 1997 Proxy Statement, dated March 7, 1997, File No. 0-8503.
     (j) Filed with SEMCO Energy, Inc.'s Form 10-K for 1996, dated March 27, 1997, File No. 0-8503.
     (k) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1997, File No. 0-8503.
     (l) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1997, File No. 0-8503.
     (m) Filed March 25, 1998, pursuant to Rule 14a-6 of the Exchange Act, File No. 0-8503.