Form 10-Q
period 1998-03-31
SEMCO ENERGY INC
filed 1998-05-15
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1998

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

The number of shares of common stock outstanding as of April 30, 1998, is 13,661,362.

                             INDEX TO FORM 10-Q
                              ------------------

                      For Quarter Ended March 31, 1998



                                                                       Page
                                                                      Number
                                                                      ------

COVER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1


INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2


PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .    3

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . .   11


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .   19

   Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . .   19

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .   19


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                             SEMCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
               (Thousands of Dollars Except Per Share Amounts)
                                                                       Three                   Twelve
                                                                   Months Ended             Months Ended
                                                                     March 31,                March 31,
                                                              ---------------------     ---------------------
                                                                1998         1997         1998       1997<F1>
                                                              --------     --------     --------     --------
OPERATING REVENUE
  Gas sales                                                   $ 70,837     $ 89,795     $199,221     $221,203
  Gas marketing                                                145,674      157,756      514,881      384,078
  Transportation                                                 4,029        3,952       13,320       12,792
  Other operations                                               3,481        1,232       14,136        4,564
                                                              --------     --------     --------     --------
                                                              $224,021     $252,735     $741,558     $622,637
                                                              --------     --------     --------     --------
OPERATING EXPENSES
  Cost of gas sold                                            $ 48,514     $ 64,276     $135,206     $153,886
  Cost of gas marketed                                         143,334      152,492      508,998      378,588
  Operations and maintenance                                    13,698       12,681       51,580       42,282
  Depreciation                                                   3,738        3,112       13,489       11,566
  Income taxes                                                   2,978        5,082        3,301        5,232
  Taxes other than income taxes                                  2,428        2,351        9,411        8,755
                                                              --------     --------     --------     --------
                                                              $214,690     $239,994     $721,985     $600,309
                                                              --------     --------     --------     --------
OPERATING INCOME                                              $  9,331     $ 12,741     $ 19,573     $ 22,328
Write-down of NOARK investment,
  net of income taxes of $11,308                                    --           --           --      (21,000)
Adjustment to NOARK reserve, net of income taxes of $2,705          --           --        5,025           --
Other income (loss), net                                           748           79          803         (460)
                                                              --------     --------     --------     --------
INCOME BEFORE INCOME DEDUCTIONS                               $ 10,079     $ 12,820     $ 25,401     $    868
                                                              --------     --------     --------     --------
INCOME DEDUCTIONS
  Interest on long-term debt                                  $  3,180     $  2,129     $ 10,440     $  8,515
  Other interest                                                   380          961        2,665        2,555
  Amortization of debt expense                                     105           93          405          372
  Dividends on preferred stock                                      48           48          193          193
                                                              --------     --------     --------     --------
                                                              $  3,713     $  3,231     $ 13,703     $ 11,635
                                                              --------     --------     --------     --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE   $  6,366     $  9,589     $ 11,698     $(10,767)
Cumulative effect of change in accounting for
  property taxes, net of income taxes of $960                    1,784           --        1,784           --
                                                              --------     --------     --------     --------
NET INCOME (LOSS)                                             $  8,150     $  9,589     $ 13,482     $(10,767)
                                                              ========     ========     ========     ========
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                 $    .59     $    .70     $    .98     $   (.79)
                                                              ========     ========     ========     ========
CASH DIVIDENDS PER SHARE                                      $    .19     $    .18     $    .76     $    .71
                                                              ========     ========     ========     ========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)      13,908       13,671       13,761       13,670
                                                              ========     ========     ========     ========

<F1>
Restated - See note 1 of the notes to the consolidated financial statements.

The notes to the consolidated financial statements are an integral part of these statements.


                             SEMCO ENERGY, INC.
                         CONSOLIDATED BALANCE SHEETS


                                 A S S E T S



                                          (Unaudited)               (Unaudited)
                                           March 31,  December 31,   March 31,
                                             1998         1997         1997
                                           --------     --------     --------
                                                 (Thousands of Dollars)
UTILITY PLANT
  Plant in service, at cost                $364,940     $360,022     $345,156
    Less - Accumulated depreciation         105,820      102,790       98,099
                                           --------     --------     --------
                                           $259,120     $257,232     $247,057
OTHER PROPERTY, net                          23,247       18,230        9,582
                                           --------     --------     --------
                                           $282,367     $275,462     $256,639
                                           --------     --------     --------
CURRENT ASSETS
  Cash and temporary cash investments,
    at cost                                $  1,815     $  3,985     $  8,006
  Receivables, less allowances of
    $1,660 at March 31, 1998, $1,498
    at December 31, 1997 and $1,291
    at March 31, 1997                        32,904       50,154       47,929
  Accrued revenue                            59,433       66,998       47,671
  Materials and supplies, at average cost     2,530        2,924        2,799
  Gas in underground storage                 18,360       36,083        5,314
  Gas charges, recoverable from customers    11,045       19,931       10,586
  Accumulated deferred income taxes              --           --          363
  Other                                       6,599       11,702        5,837
                                           --------     --------     --------
                                           $132,686     $191,777     $128,505
                                           --------     --------     --------
DEFERRED CHARGES
  Unamortized debt expense                 $  5,179     $  5,284     $  5,235
  Deferred gas charges, recoverable
    from customers                               --           --          203
  Advances to equity investees                   --        8,370        5,910
  Other                                      30,860       24,594       21,277
                                           --------     --------     --------
                                           $ 36,039     $ 38,248     $ 32,625
                                           --------     --------     --------
                                           $451,092     $505,487     $417,769
                                           ========     ========     ========


The notes to the consolidated financial statements are an integral part of these statements.

                             SEMCO ENERGY, INC.
                         CONSOLIDATED BALANCE SHEETS

                  STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                          (Unaudited)               (Unaudited)
                                           March 31,  December 31,   March 31,
                                             1998         1997         1997
                                           --------     --------     --------
                                                 (Thousands of Dollars)
COMMON STOCK EQUITY
  Common stock-par value $1 per share,
    20,000,000 shares authorized;
    13,644,875, 13,204,147 and
    12,390,303 shares outstanding          $ 13,645     $ 13,204     $ 12,390
  Capital surplus                            89,188       81,938       79,299
  Retained earnings (deficit)                 4,868         (640)       5,645
                                           --------     --------     --------
                                           $107,701     $ 94,502     $ 97,334
                                           --------     --------     --------
CUMULATIVE CONVERTIBLE PREFERRED STOCK
  Convertible preferred stock - par value
    $1 per share; authorized 500,000
    shares issuable in series; each
    convertible to 4.11 common shares      $      7     $      7     $      7
  Capital surplus                               158          162          162
                                           --------     --------     --------
                                           $    165     $    169     $    169
                                           --------     --------     --------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
  $100 par value (redemption price
    $105 per share); authorized
    50,000 shares issuable in series;
    31,000 shares outstanding              $  3,100     $  3,100     $  3,100
                                           --------     --------     --------
LONG-TERM DEBT INCLUDING CAPITAL LEASES    $163,559     $163,548     $106,041
                                           --------     --------     --------
CURRENT LIABILITIES
  Notes payable to banks                   $ 31,800     $ 71,019     $ 61,400
  Current portion of long-term debt
    and capital leases                           --           --        1,561
  Accounts payable                           74,565       79,842       49,746
  Customer advance payments                   4,125        8,035        1,893
  Accrued taxes                                  --           --        6,014
  Accrued interest                            4,515        1,985        2,706
  Accumulated deferred income taxes           1,151        1,150           --
  Other                                      14,570       13,986        6,939
                                           --------     --------     --------
                                           $130,726     $176,017     $130,259
                                           --------     --------     --------
DEFERRED CREDITS
  Reserve for equity investment            $     --     $ 25,212     $ 32,942
  Accumulated deferred income taxes          22,175       15,046       10,365
  Unamortized investment tax credit           2,448        2,515        2,718
  Customer advances for construction          3,817        3,935        8,483
  Other                                      17,401       21,443       26,358
                                           --------     --------     --------
                                           $ 45,841     $ 68,151     $ 80,866
                                           --------     --------     --------
                                           $451,092     $505,487     $417,769
                                           ========     ========     ========

The notes to the consolidated financial statements are an integral part of these statements.

                             SEMCO ENERGY, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                           (Thousands of Dollars)
                                                               Three Months Ended       Twelve Months Ended
                                                                   March 31,                 March 31,
                                                             ---------------------     ---------------------
                                                               1998         1997         1998       1997<F1>
                                                             --------     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                               $253,067     $276,058     $741,914     $620,192
  Cash paid for payrolls and to suppliers                    (190,357)    (238,264)    (684,370)    (572,872)
  Interest paid                                                (1,030)      (1,655)     (11,296)     (10,932)
  Income taxes paid                                               --           --        (3,153)      (3,275)
  Taxes other than income taxes paid                           (1,311)        (980)      (9,925)      (8,892)
  Other cash receipts and payments, net                           171          259          851        1,753
                                                             --------     --------     --------     --------
    NET CASH FROM OPERATING ACTIVITIES                       $ 60,540     $ 35,418     $ 34,021     $ 25,974
                                                             --------     --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Natural gas distribution property additions                $ (5,031)    $ (4,295)    $(28,937)    $(29,533)
  Other property additions                                       (391)        (102)      (1,469)        (335)
  Proceeds from property sales, net of retirement costs           (50)         (14)         337          706
  Acquisition of businesses, net of cash acquired                 --           --       (15,117)         --
  Advances to equity investees                                 (4,284)        (848)      (6,744)      (1,692)
                                                             --------     --------     --------     --------
    NET CASH FROM INVESTING ACTIVITIES                       $ (9,756)    $ (5,259)    $(51,930)    $(30,854)
                                                             --------     --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                   $  1,687     $  1,273     $  6,288     $  5,045
  Repurchase of common stock                                      --        (1,473)      (1,598)      (5,200)
  Net change in notes payable to banks                        (51,950)     (29,700)     (42,331)      18,900
  Issuance of long-term debt                                      --           --        60,000          --
  Repayment of long-term debt                                     --           --           (25)         (15)
  Payment of dividends                                         (2,691)      (2,485)     (10,616)      (9,944)
                                                             --------     --------     --------     --------
    NET CASH FROM FINANCING ACTIVITIES                       $(52,954)    $(32,385)    $ 11,718     $  8,786
                                                             --------     --------     --------     --------
CASH AND TEMPORARY CASH INVESTMENTS
  Net increase (decrease)                                    $ (2,170)    $ (2,226)    $ (6,191)    $  3,906
  Beginning of Period                                           3,985       10,232        8,006        4,100
                                                             --------     --------     --------     --------
  End of Period                                              $  1,815     $  8,006     $  1,815     $  8,006
                                                             ========     ========     ========     ========
RECONCILIATION OF NET INCOME (LOSS) TO
 NET CASH FROM OPERATING ACTIVITIES
  Net income (loss)                                          $  8,150     $  9,589     $ 13,482     $(10,767)
  Adjustments to reconcile net income (loss) to
   net cash from operating activities:
    Depreciation                                                3,738        3,112       13,489       11,566
    Write-down of NOARK investment, net                           --           --           --        21,000
    Adjustment to NOARK reserve, net                              --           --        (5,025)         --
    Deferred taxes and investment tax credits                  (2,983)         189          270        4,117
    Equity (income) loss, net of distributions                   (274)          18          110        2,012
    Receivables                                                17,250       (4,344)      18,480        4,856
    Accrued revenue                                             7,565       28,878      (11,762)        (319)
    Materials and supplies and gas in underground storage      18,116       28,508      (13,567)         959
    Gas charges, recoverable from customers                     8,886        3,205         (459)      (5,455)
    Other current assets                                        2,929        4,203        1,256       (3,088)
    Accounts payable                                           (5,277)     (41,614)      15,870          407
    Customer advances and amounts payable to customers         (4,029)      (3,857)      (2,435)        (471)
    Accrued taxes                                               2,979        5,771       (3,768)      (2,154)
    Other, net                                                  3,490        1,760        8,080        3,311
                                                             --------     --------     --------     --------
      NET CASH FROM OPERATING ACTIVITIES                     $ 60,540     $ 35,418     $ 34,021     $ 25,974
                                                             ========     ========     ========     ========

<F1>
Restated - See note 1 of the notes to the consolidated financial statements.

The notes to the consolidated financial statements are an integral part of these statements.

                             SEMCO ENERGY, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES AND CHANGE IN ACCOUNTING METHOD

     Under the rules and regulations of the Securities and Exchange
Commission for Form 10-Q Quarterly Reports, certain footnotes and other financial statement information normally included in SEMCO Energy, Inc.'s
(the Company's) year-end financial statements have been condensed or omitted in the accompanying unaudited financial statements. These financial statements prepared by the Company should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual
Report on Form 10-K filed with the Securities and Exchange Commission. The information in the accompanying financial statements reflects, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the information shown, subject to year-end and other adjustments, as later information may require.

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


     Supplemental Cash Flow Information.  Supplemental cash flow information for the three and twelve months ended March 31, 1998 and 1997 is as follows
(in thousands of dollars):
                                                               Three Months Ended        Twelve Months Ended
                                                                    March 31,                 March 31,
                                                              --------------------      --------------------
                                                                1998          1997        1998          1997
                                                              -------        -----      -------        -----
Acquisitions of Businesses, Net of Cash Acquired
  Fair value of assets acquired                               $ 8,306        $ --       $30,770        $ --
  Liabilities assumes                                          (2,306)         --        (8,636)         --
  Capital stock issued for acquisitions                        (6,000)         --        (6,450)         --
                                                              -------        -----      -------        -----
  Cash paid                                                   $   --         $ --       $15,684        $ --
  Less cash acquired                                              --           --           567          --
                                                              -------        -----      -------        -----
Net Cash Paid for Acquisitions                                $   --         $ --       $15,117        $ --
                                                              =======        =====      =======        =====


     Change in Method of Accounting for Property Taxes. During the first quarter of 1998, the Company implemented a change in its method of accounting for property taxes so that such taxes are expensed monthly during the fiscal period of the taxing authority for which the taxes are levied. This change provides a better matching of property tax expense with both the payment of services and those services provided by the taxing authority. Prior to 1998, the Company expensed property taxes monthly during the year following the assessment date. The cumulative effect of this change in accounting for property taxes increased earnings by $1,784,000 after-tax. The pro forma effect on prior years' consolidated net income of retroactively recording property taxes as if the new method of accounting had been in effect for all periods presented is not material.

     Restatement of Financial Statements. The consolidated statements of income and cash flows for the twelve months ended March 31, 1997 have been restated as more fully described in the Company's 1997 Annual Report on Form 10-K. The results contained herein reflect the restatement.


(2)  EARNINGS PER SHARE

     The computations of basic and diluted earnings (loss) per share for the three and twelve months ended March 31, 1998 and 1997 are as follows (in thousands except per share amounts):
                                                                Three Months Ended       Twelve Months Ended
                                                                     March 31,                March 31,
                                                               --------------------      -------------------
                                                                 1998         1997         1998       1997
                                                               -------      -------      -------    --------
Basic Earnings (Loss) Per Share Computation
 Income (loss) before cumulative effect of accounting change   $ 6,366      $ 9,589      $11,698    $(10,767)
 Cumulative effect of change in accounting for property taxes    1,784         --          1,784        --
                                                               -------      -------      -------    --------
 Net Income (Loss)                                             $ 8,150      $ 9,589      $13,482    $(10,767)
                                                               =======      =======      =======    ========

 Weighted average common shares outstanding                     13,908       13,671       13,761      13,670

 Earnings (Loss) Per Share - Basic
  Income (loss) before cumulative effect of accounting change  $   .46      $   .70      $   .85    $   (.79)
  Cumulative effect of change in accounting for property taxes     .13         --            .13        --
                                                               -------      -------      -------    --------
  Net Income (Loss)                                            $   .59      $   .70      $   .98    $   (.79)
                                                               =======      =======      =======    ========

Diluted Earnings (Loss) Per Share Computation
 Income (loss) before cumulative effect of accounting change   $ 6,366      $ 9,589      $11,698    $(10,767)
 Adjustment for effect of assumed conversions:
  Preferred convertible stock dividends                              4            4           16          16
                                                               -------      -------      -------    --------
 Adjusted income (loss) before cumulative effect of
  accounting change                                            $ 6,370      $ 9,593      $11,714    $(10,751)
 Cumulative effect of change in accounting for property taxes    1,784         --          1,784        --
                                                               -------      -------      -------    --------
 Net Income (Loss)                                             $ 8,154      $ 9,593      $13,498    $(10,751)
                                                               =======      =======      =======    ========

 Weighted average common shares outstanding                     13,908       13,671       13,761      13,670
 Incremental shares from assumed conversions:
  Preferred convertible stock                                       27           28           28        --
  Stock options converted                                            2            2            9        --
                                                               -------      -------      -------    --------
 Diluted weighted average common shares outstanding             13,937       13,701       13,798      13,670
                                                               =======      =======      =======    ========

 Earnings (Loss) Per Share - Basic
  Income (loss) before cumulative effect of accounting change  $   .46      $   .70      $   .85    $   (.79)
  Cumulative effect of change in accounting for
   property taxes                                                  .13         --            .13        --
                                                               -------      -------      -------    --------
  Net Income (Loss)                                            $   .59      $   .70      $   .98    $   (.79)
                                                               =======      =======      =======    ========

     As a result of the loss from continuing operations for the twelve months ended March 31, 1997, weighted average common shares outstanding were not adjusted for the incremental shares from assumed conversions because to do so would be antidilutive.


(3)  CAPITALIZATION

Common Stock Equity
-------------------

     On April 21, 1998 the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.20 per share. In addition, the Board declared a 5% common stock dividend. Both dividends are payable on May 15 to shareholders of record on May 5. Earnings per common share, cash dividends per common share and weighted average number of shares outstanding have been retroactively adjusted for all periods presented to reflect the 5% stock dividends in May 1998 and 1997.

     In February 1998, the Company paid a quarterly cash dividend of $.20 per share to its common shareholders. Of the total cash dividend of $2,642,000, $873,000 was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan
(DRIP). This portion of the quarterly dividend and shareholders' optional cash payments of $597,000, resulted in 82,892 new shares issued to existing shareholders during the quarter pursuant to the DRIP.


(4)  COMMITMENTS AND CONTINGENCIES

     On January 14, 1998, the Company sold its entire 32% partnership interest in the NOARK Pipeline System to ENOGEX Arkansas Pipeline Corporation
(EAPC). NOARK is a 302-mile intrastate natural gas pipeline located in Arkansas which operated at less than 65% capacity since its inception in 1992 as a result of significant cost overruns during construction and competition from two other interstate pipelines.

     The sale of NOARK released the company from all its NOARK guarantees, which related to 40% of NOARK's debt. Furthermore, the Company agreed to pay approximately $9,200,000, $3,100,000 and $800,000 to EAPC in April 1998, 1999
and 2000, respectively. In return, the Company will receive annual payments for seventeen years beginning July 1, 2004 in the amount of $842,000 from EAPC. The reserve for the NOARK investment provided at year-end 1996 was adjusted at year-end 1997 to record the sale.

     The Company expects to incur costs to investigate and/or clean up several properties, including former manufactured gas plant sites. The Company has submitted a plan to the State of Michigan for clean up of one site. The extent of the Company's liabilities and potential costs in connection with these sites cannot be reasonably estimated at this time. Any environmental costs incurred by the gas distribution company will be amortized over ten years starting the year after incurred.

(5)  ACQUISITIONS

     On March 31, 1998, SEMCO Propane, Inc., a wholly-owned subsidiary of SEMCO Energy Ventures, Inc. purchased the assets and business of Hot Flame Gas, Inc. (Hot Flame) for 352,944 shares of common stock. Hot Flame supplies propane gas to over 10,000 customers in northern Michigan and northeast Wisconsin. For financial statement purposes, the acquisition was accounted for as a purchase and, accordingly, results of operations are included in the consolidated financial statements since the date of acquisition.


(6)  EARLY RETIREMENT PROGRAM

     The Company offered an early retirement program to all eligible employees during the first quarter of 1998. The program was open from January 14, 1998 through February 27, 1998 and 101 employees accepted the early retirement offer. As a result of the sizable reduction in the number of employees, a pre-tax charge of $516,000 was recognized during the first quarter of 1998 in the Company's results of operations.


(7)  SUBSEQUENT EVENT

     On April 15, 1998, the Company redeemed all of its outstanding 8 5/8% debentures due April 15, 2017 at a redemption price of 104% of the principal amount of $23,548,000. The payment of the call premium and the unamortized debt expense associated with the non-regulated operations of the Company will be reflected as an extraordinary loss of $498,000 after tax in the Company's 1998 second quarter results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     Net Income for the quarter ended March 31, 1998, after a change in accounting method, was $8,150,000 ($.59 per share) compared to $9,589,000 ($.70 per share) for the quarter ended March 31, 1997. Net income for the quarter ended March 31, 1998, before the change in accounting method, was $6,366,000 ($.46 per share).

     Net income for the twelve months ended March 31, 1998, after a change in accounting method, was $13,482,000 ($.98 per share) compared to a net loss of $10,767,000 ($.79 per share) for the year ended March 31, 1997. Net income for the twelve months ended March 31, 1998, before the change in accounting method, was $11,698,000 ($.85 per share).

     Since the Company's primary business of natural gas distribution depends on the winter months for the majority of its operating revenue, a substantial portion of the annual results of operations is earned during the first quarter of the year. Therefore, the Company's results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of results for a full year.

     See Note 4 in the notes to the consolidated financial statements for a discussion of commitments and contingencies.

     A comparison of quarterly and twelve-month-to-date revenues, margins and operating expenses follows on the next page.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)

GAS DISTRIBUTION OPERATION
--------------------------
                                                                Three Months Ended       Twelve Months Ended
                                                                     March 31,                 March 31,
                                                              ---------------------     ---------------------
                                                                1998         1997         1998         1997
                                                              --------     --------     --------     --------
                                                                         (in thousands of dollars)
Gas Sales revenue                                             $ 70,837     $ 89,795     $199,221     $221,203
Cost of gas sold                                                48,514       64,276      135,206      153,886
                                                              --------     --------     --------     --------
  Gas sales margin                                            $ 22,323     $ 25,519     $ 64,015     $ 67,317

Transportation revenue                                        $  4,029     $  3,952     $ 13,320     $ 12,792
Other operating revenue                                            923          414        1,598        1,368
                                                              --------     --------     --------     --------
  Gross margin                                                $ 27,275     $ 29,885     $ 78,933     $ 81,477

Operations and maintenance                                    $  8,954     $  9,115     $ 35,273     $ 35,174
Depreciation                                                     3,001        2,859       11,254       10,665
Income taxes                                                     3,595        4,578        4,595        5,961
Taxes other than income taxes                                    2,306        2,210        8,746        8,250
                                                              --------     --------     --------     --------
  Other operating expenses                                    $ 17,856     $ 18,762     $ 59,868     $ 60,050
                                                              --------     --------     --------     --------
Operating Income                                              $  9,419     $ 11,123     $ 19,065     $ 21,427
                                                              ========     ========     ========     ========


NON-REGULATED OPERATIONS
------------------------
                                                                Three Months Ended       Twelve Months Ended
                                                                     March 31,                 March 31,
                                                              ---------------------     ---------------------
                                                                1998         1997         1998         1997
                                                              --------     --------     --------     --------
                                                                         (in thousands of dollars)
Gas marketing revenue                                         $148,273     $166,370     $537,270     $419,392
Cost of gas marketed                                           145,933      161,106      531,387      413,902
                                                              --------     --------     --------     --------
  Gas marketing margin                                        $  2,340     $  5,264     $  5,883     $  5,490

Other operating revenue                                       $  4,225     $    943     $ 20,301     $  3,559

Operations and maintenance                                    $  6,331     $  3,675     $ 23,651     $  7,293
Depreciation                                                       737          253        2,235          936
Income taxes                                                      (392)         603         (810)        (481)
Taxes other than income taxes                                      122          141          664          506
                                                              --------     --------     --------     --------
  Other operating expenses                                    $  6,798     $  4,672     $ 25,740     $  8,254
                                                              --------     --------     --------     --------
Operating Income (Loss)                                       $   (233)    $  1,535     $    444     $    795
                                                              ========     ========     ========     ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


QUARTER RESULTS - GAS DISTRIBUTION OPERATION

     Lower gas sales due to warmer weather during the Company's peak winter heating season, offset partially by continued customer growth and the impact of the October 1997 rate increase, reduced gas sales margin by $3,196,000 compared to the three months ended March 31, 1997. The rate increase referenced above was granted in the October 1997 Order of the Michigan Public Service Commission (see Note 3 in the Notes to the Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K). The weather was 12% warmer during the quarter ended March 31, 1998 compared to the same period last year. Gas volumes sold were 15,569,000 Mcf compared to 18,524,000 Mcf for the first quarter of 1997.

     The $509,000 increase in other operating revenue is primarily due to an increase in balancing fees related to gas in storage for transportation customers. The October 1997 rate case increased the balancing fees for transportation customers and decreased the balancing fees for the GCR customers by the same amount. Thus, gas sales has a corresponding decrease.

     Operation and maintenance expense decreased by $161,000 during the three months ended March 31, 1998 compared to the three months ended March 31, 1997. However, a charge of $516,000 related to the early retirement program is included in operation and maintenance expense for the quarter ended
March 31, 1998 (see Note 6 in the Notes to the Consolidated Financial Statements). The Company expects that the early retirement program will lower operating costs over the next several years. The Company actually experienced a decrease of $677,000 in operation and maintenance expense after excluding the charge related to the early retirement program. The $677,000 decrease is due in part to a reduction of $538,000 in outside services, pension, employee benefit expenses. Maintenance and repairs for gas meter and regulator stations also decreased by approximately $193,000 as a result of the mild winter weather. These decreases were partially offset by increased retiree medical expense.

     Depreciation increased by $142,000 compared to the first quarter ended March 31, 1997 primarily due to utility plant additions. Income taxes decreased by $983,000 due to lower pre-tax earnings.

QUARTER RESULTS - NON-REGULATED OPERATIONS

     Gas volumes marketed increased by 14% compared to the first quarter of 1997. However, gas marketing margin decreased by $2,924,000 compared to the same period last year primarily due to the impact of warmer weather on gas prices during the quarter ended March 31, 1998. The warmer weather caused increased availability and declines in gas prices which in turn reduced revenues and margins on the marketing transactions entered into by the Company during the first quarter of 1998. Gas marketing volumes and margins are subject to significant competitive factors. In addition to fluctuations caused by the price of alternative fuels and seasonal patterns, competition within the natural gas marketing industry continues to increase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Other operating revenue during the quarter ended March 31, 1998 increased by $3,282,000 compared to the same period last year. The increase is due primarily to the operating revenues recorded by Sub-Surface Construction Co., Maverick Pipeline Services, Inc. and Utility Construction Services, Inc. (new businesses). There were no revenues from these businesses recorded in the first quarter of 1997 because they were not part of the Company's operations during that period.

     Operation and maintenance expense increased by $2,656,000 during the three months ended March 31, 1998 compared to the three months ended
March 31, 1997. However, during the first quarter of 1998, operation and maintenance expenses attributed to the new businesses totaled $4,188,000. This was offset by a $1,532,000 decrease due primarily to decreases in gas marketer incentive compensation partially offset by increased professional fees for additional services associated with closing the financial records at year-end.

     Depreciation increased by $484,000 compared to the first quarter ended March 31, 1997 primarily due to depreciation of equipment owned by our new businesses. Income taxes decreased by $995,000 compared to the quarter ended March 31, 1997 due to lower pre-tax earnings. $438,000 of the decrease in income taxes is attributed to our new businesses.

     The discussion above indicates that the Company's new businesses (Sub-Surface Construction Co., Maverick Pipeline Services, Inc. and Utility Construction Services, Inc.) account for a significant portion of the increased revenues and expenses of our non-regulated operations. The seasonal cycle of these new businesses is different than the seasonal cycle of our regulated gas distribution business. Pipeline construction and engineering businesses typically have losses in the first quarter (during winter months), break-even in the second quarter and generate income in the third and fourth quarters due to the seasonal nature of their business. During the first quarter of 1998, the new businesses generated an operating loss of $838,000, which was a more favorable performance than expected due to the mild weather. The loss from the new businesses is reflected in the results for the first quarter of 1998 but not in the first quarter of 1997 because the new businesses were not part of the Company's operations during that period. Sub-Surface Construction Co. was acquired on August 13, 1997, Maverick Pipeline Services, Inc. was acquired on December 31, 1997 and Utility Construction Services, Inc. is a start-up company that began operations in January of 1998. The Company's management expects these new businesses to generate income as the year progresses and they move into their profitable season.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


QUARTER RESULTS - NON-OPERATING INFORMATION

     Other income (loss), net, as shown in the Consolidated Statements of Income, increased by $669,000 due primarily to a non-recurring income tax benefit recognized during the first quarter of 1998. The income tax benefit relates to tax deductions available to the Company due to the operating results of the NOARK Pipeline System Partnership. During the first quarter of 1998, NOARK finalized the estimate of its 1997 tax loss from operations at an amount higher than originally estimated. An income tax benefit was recorded to reflect the increase in tax deductions.

     Interest on long-term debt increased by $1,051,000 due to the increase in long-term debt compared to the quarter ended March 31, 1997. During the fourth quarter of 1997, the Company issued $60,000,000 of private placement debt to reduce notes payable to banks incurred to finance the Company's ongoing capital expenditure program and for general corporate purposes. Other interest decreased by $581,000 as a result of the above mentioned refinancing offset partially by additional borrowings for utility plant additions and other general corporate purposes.

     During the first quarter of 1998, the Company's gas distribution business changed its method of accounting for property taxes, resulting in a one-time $1,784,000 increase in after-tax income (see Note 1 in the Notes to the Consolidated Financial Statements).

TWELVE-MONTH RESULTS - GAS DISTRIBUTION OPERATION

     Lower gas sales due to warmer weather during the twelve months ended March 31, 1998, offset partially by continued customer growth and the impact of the October 1997 rate increase, reduced gas sales margin by $3,302,000 compared to the twelve months ended March 31, 1997. The weather was 4% warmer during the twelve months ended March 31, 1998 compared to the same
period last year.   Gas volumes sold were 39,030,000 Mcf compared to
42,538,000 Mcf for the twelve months ended March 31, 1997.

     Transportation revenue increased by $528,000 due to an increase in transportation customers during the twelve months ended March 31, 1998. Most of the additional transportation customers were existing gas sales customers that switched to transportation. Other operating revenue increased by $230,000 primarily due to the additional balancing fees for transportation customers discussed in the quarterly results.

     Operation and maintenance expense increased by $99,000 during the twelve months ended March 31, 1998 compared to the twelve months ended March 31, 1997. However, a charge of $516,000 related to the early retirement program is included in operation and maintenance expense for the twelve months ended March 31, 1998 (see Note 6 in the Notes to the Consolidated Financial Statements). The offsetting $417,000 decrease is attributable mainly to reduced pension and employee benefit costs offset by increased retiree medical costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Depreciation increased by $589,000 compared to the twelve months ended March 31, 1997 primarily due to utility plant additions. Income taxes decreased by $1,366,000 due to lower pre-tax earnings. Taxes other than income taxes increased by $496,000 primarily due to the additional utility plant in service.

TWELVE-MONTH RESULTS - NON-REGULATED OPERATIONS

     During the twelve months ended March 31, 1998, gas volumes marketed increased by 35% compared to the twelve months ended March 31,1997. Gas marketing margin increased by $393,000 primarily due to the increase in volumes, offset partially by decreases in per unit margins and the effect of weather and gas prices. Gas marketing volumes and margins are subject to significant competitive factors. In addition to fluctuations caused by the price of alternative fuels and seasonal patterns, competition within the natural gas marketing industry continues to increase.

     Other operating revenue during the twelve months ended March 31, 1998 increased by $16,742,000 compared to the same period last year. The increase is due to the operating revenues recorded by Sub-Surface Construction
Co., Maverick Pipeline Services, Inc. and Utility Construction Services, Inc. (new businesses). There were no revenues from these businesses recorded in the twelve months ended March 31, 1997 because they were not part of the Company's operations during that period.

     Operation and maintenance expense increased by $16,358,000 during the twelve months ended March 31, 1998 compared to the twelve months ended
March 31, 1997. $15,747,000 of the increase is attributable to the new businesses. The remaining $611,000 is primarily due to increased professional fees for additional services associated with closing the financial records at year-end and services related to a 1997 computer systems enhancement project.

     Depreciation increased by $1,299,000 compared to the twelve months ended March 31, 1997 primarily due to depreciation of equipment owned by the Company's new businesses. Income taxes decreased by $329,000 compared to the twelve months ended March 31, 1997 due to lower pre-tax earnings. $154,000 of the decrease in income taxes is attributed to the new businesses. The increase in taxes other than income taxes is also attributed primarily to the new businesses.

TWELVE-MONTH RESULTS - NON-OPERATING INFORMATION

     Net income for the twelve months ended March 31, 1997 includes a $21,000,000 after-tax write-down of the Company's NOARK investment. Net income for the twelve months ended March 31, 1998 includes $5,025,000 of after-tax income related to the December 1997 adjustment to the NOARK reserve based on the pending sale. The increase in other income (loss), net during the twelve month period ended March 31, 1998 is primarily due to the non-recurring income tax benefit discussed in the quarterly results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     The increase in interest on long-term debt is due to the $60,000,000 private placement debt discussed in the quarterly results.

     The results for the twelve months ended March 31, 1998 include a one-time $1,784,000 increase in after-tax income due to a change in the method of accounting for property taxes (see Note 1 in the Notes to the Consolidated Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES

     Net cash from operating activities for the three and twelve month periods ended March 31, 1998, as compared to the same periods last year, increased $25,122,000 and $8,047,000, respectively. The changes in operating cash flows between periods is primarily due to the timing of cash receipts and cash payments and its effect on working capital.

     The Company anticipates spending approximately $15,650,000 for capital items during the remainder of 1998. These estimated amounts will primarily relate to customer additions and system replacement in the gas distribution operation. This amount does not include any sum for business acquisitions, if any, the Company may effect during the reminder of 1998.

     See Note 4 in the Notes to the Consolidated Financial Statements for a discussion of the amounts to be paid in conjunction with the sale of the Company's partnership interest in the NOARK Pipeline System.

     Financing activities used $52,954,000 in funds during the first quarter of 1998, primarily to reduce notes payable to banks.


FUTURE FINANCING SOURCES

     The Company's operating cash flow needs, as well as dividend payments and capital expenditures for the balance of 1998, are expected to be generated primarily through operating activities and short-term borrowings. However, if the Company makes any business acquisitions during the year, they may be financed with stock or long-term debt. At March 31, 1998, the Company had $96,500,000 in unused lines of credit.

     On April 15, 1998, the Company redeemed all of its outstanding 8 5/8% debentures due April 15, 2017 (see Note 7 in the Notes to the Consolidated Financial Statements). The Company expects to save $300,000 to $400,000 per year in interest expense as a result of redeeming the debentures. The redemption was accomplished using short-term debt but the Company intends to convert it to long-term debt before the end of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     The Company anticipates that during the second quarter of 1998 it will file a registration statement pursuant to Rule 415 of the Securities Act of 1933 giving the company the ability to issue common equity and debt securities over the next two years.


FORWARD LOOKING STATEMENTS

     The Quarterly Report on Form 10Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical areas where SEMCO does business; (iii) the capital intensive nature of SEMCO's business; (iv) increased competition within the energy marketing industry as well as from alternative forms of energy; (v) the timing and extent of changes in commodity prices for natural gas; (vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) SEMCO's ability to bid on and win business contracts;
(viii) the nature, availability and projected profitability of potential investments available to SEMCO and (ix) the conditions of capital markets and equity markets.

                         PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits - (See page 21 for the Exhibit Index.)

          --Articles of Incorporation of SEMCO Energy, Inc., as restated
               July 11, 1989.
          --Certificate of Amendment to Article III of the Articles of
               Incorporation dated May 16, 1990.
          --Certificate of Amendment to Articles I, III and VI of the Articles
               of Incorporation dated April 16, 1997.
          --Bylaws--last revised August 15, 1997.
          --Trust Indenture dated April 1, 1992, with NBD Bank, N.A. as
               Trustee.
          --Note Agreement dated as of June 1, 1994, relating to issuance of
               $80,000,000 of long-term debt.
          --Rights Agreement dated as of April 15, 1997 with Continental Stock
               Transfer & Trust Company, as Rights Agent.
          --Short-Term Incentive Plan.
          --Deferred Compensation and Phantom Stock Purchase Agreement (for
               outside directors only).
          --Supplemental Retirement Plan for Certain Officers.
          --1997 Long-Term Incentive Plan.
          --Stock Option Certificate and Agreement dated October 10, 1996 with
               William L. Johnson.
          --Stock Option Certificate and Agreement dated February 26, 1997 with
               William L. Johnson.
          --Employment Agreement dated October 10, 1996, with William L.
               Johnson.
          --Change of Control Employment Agreement dated October 10, 1996, with
               William L. Johnson.
          --Letter from Arthur Andersen dated May 5, 1998 re:  change in accounting principle.
          --Financial data schedule.

     (b)  Reports on Form 8-K.

          On March 11, 1998, the Company filed Form 8-K to report on the restatement of 1996 earnings and the new management team at SEMCO Energy Services, Inc., a subsidiary of the Company.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SEMCO ENERGY, INC.
                                              (Registrant)



Dated:  May 15, 1998
                                      By: /s/Robert J. Digan, II
                                         -------------------------------------
                                         Robert J. Digan, II
                                         Senior Vice President and
                                         Principal Accounting and Financial
                                         Officer

                                EXHIBIT INDEX
                                  Form 10-Q
                             First Quarter 1998
                                                                Filed
                                                         --------------------
Exhibit                                                                 By
  No.               Description                          Herewith    Reference
--------            -----------                          --------    ---------
 2        Plan of Acquisition, etc.                         NA           NA
 3.(i).1  Articles of Incorporation of SEMCO Energy,
          Inc., as restated July 11, 1989.(a)                            x
 3.(i).2  Certificate of Amendment to Article III
          of the Articles of Incorporation dated
          May 16, 1990.(b)                                               x
 3.(i).3  Certificate of Amendment to Articles I,
          III and VI of the Articles of Incorporation
          dated April 16, 1997.(j)                                       x
 3.(ii)   Bylaws--last revised August 15, 1997.(k)                       x
 4.1      Trust Indenture dated April 1, 1992, with
          NBD Bank, N.A. as Trustee.(c)                                  x
 4.2      Note Agreement dated as of June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(e)                                             x
 4.3      Rights Agreement dated as of April 15, 1997
          with Continental Stock Transfer & Trust Company,
          as Rights Agent.(h)                                            x
10        Material Contracts.
10.1      Short-Term Incentive Plan.(d)                                  x
10.2      Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(f)                                            x
10.3      Supplemental Retirement Plan for Certain
          Officers.(g)                                                   x
10.4      1997 Long-Term Incentive Plan.(h)                               x
10.5      Stock Option Certificate and Agreement
          dated October 10, 1996 with
          William L. Johnson.(i)                                         x
10.6      Stock Option Certificate and Agreement
          dated February 26, 1997 with
          William L. Johnson.(i)                                         x
10.7      Employment Agreement dated October 10, 1996,
          with William L. Johnson.(j)                                    x
10.8      Change of Control Employment Agreement dated
          October 10, 1996, with William L. Johnson.(j)                  x
11        Statement re computation of per share earnings.   NA           NA
15        Letter re unaudited interim financial
          information.                                      NA           NA
18        Letter re change in accounting principle.         x
19        Report furnished to security holders.             NA           NA

                                EXHIBIT INDEX
                                 (Continued)
                                  Form 10-Q
                             First Quarter 1998
                                                                Filed
                                                         --------------------
Exhibit                                                                 By
  No.               Description                          Herewith    Reference
--------            -----------                          --------    ---------
22        Published report regarding matters submitted
          to a vote of security holders.                    NA           NA
23        Consent of Independent Public Accountants.        NA           NA
24        Power of Attorney.                                NA           NA
27        Financial Data Schedule.                          x



Key to Exhibits Incorporated by Reference

     (a) Filed with SEMCO Energy, Inc.'s Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (b) Filed with SEMCO Energy, Inc.'s Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (c) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (d) Filed with SEMCO Energy, Inc.'s Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (e)  Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended
          June 30, 1994, File No. 0-8503.
     (f) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (g)  Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended
          March 31, 1996, File No. 0-8503.
     (h) Filed March 6, 1997 as part of SEMCO Energy, Inc.'s 1997 Proxy Statement, dated March 7, 1997, File No. 0-8503.
     (i) Filed with SEMCO Energy, Inc.'s Form 10-K for 1996, dated March 27, 1997, File No. 0-8503.
     (j)  Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended
          March 31, 1997, File No. 0-8503.
     (k) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1997, File No. 0-8503.