Form 10-Q/A
period 1998-03-31
SEMCO ENERGY INC
filed 1998-07-08
CIK 277158

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

This Form 10-Q/A varies from the original 10-Q for this quarter only in that an additional exhibit is filed herewith: Exhibit 10.9, which provides the form of Change in Control Agrement applicable to all officers except the President. The President's Change of Control Agreement is Exhibit 10.8 which, as noted in the Exhibit Index, was previously filed.

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

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits - (See page 21 for the Exhibit Index.)

          --Articles of Incorporation of SEMCO Energy, Inc., as restated
               July 11, 1989.
          --Certificate of Amendment to Article III of the Articles of
               Incorporation dated May 16, 1990.
          --Certificate of Amendment to Articles I, III and VI of the Articles
               of Incorporation dated April 16, 1997.
          --Bylaws--last revised August 15, 1997.
          --Trust Indenture dated April 1, 1992, with NBD Bank, N.A. as
               Trustee.
          --Note Agreement dated as of June 1, 1994, relating to issuance of
               $80,000,000 of long-term debt.
          --Rights Agreement dated as of April 15, 1997 with Continental Stock
               Transfer & Trust Company, as Rights Agent.
          --Short-Term Incentive Plan.
          --Deferred Compensation and Phantom Stock Purchase Agreement (for
               outside directors only).
          --Supplemental Retirement Plan for Certain Officers.
          --1997 Long-Term Incentive Plan.
          --Stock Option Certificate and Agreement dated October 10, 1996 with
               William L. Johnson.
          --Stock Option Certificate and Agreement dated February 26, 1997 with
               William L. Johnson.
          --Employment Agreement dated October 10, 1996, with William L.
               Johnson.
          --Change of Control Employment Agreement dated October 10, 1996, with
               William L. Johnson.
          --Form of Change in Control Agreement for all other officers. --Letter from Arthur Andersen dated May 5, 1998 re: change in accounting principle.
          --Financial data schedule.

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

                                      SEMCO ENERGY, INC.
                                              (Registrant)



Dated:  July 8, 1998
                                      By: /s/Robert J. Digan, II
                                         -------------------------------------
                                         Robert J. Digan, II
                                         Senior Vice President and
                                         Principal Accounting and Financial
                                         Officer

                                EXHIBIT INDEX
                                  Form 10-Q
                             First Quarter 1998
                                                                Filed
                                                         --------------------
Exhibit                                                                 By
  No.               Description                          Herewith    Reference
--------            -----------                          --------    ---------
 2        Plan of Acquisition, etc.                         NA           NA
 3.(i).1  Articles of Incorporation of SEMCO Energy,
          Inc., as restated July 11, 1989.(a)                            x
 3.(i).2  Certificate of Amendment to Article III
          of the Articles of Incorporation dated
          May 16, 1990.(b)                                               x
 3.(i).3  Certificate of Amendment to Articles I,
          III and VI of the Articles of Incorporation
          dated April 16, 1997.(j)                                       x
 3.(ii)   Bylaws--last revised August 15, 1997.(k)                       x
 4.1      Trust Indenture dated April 1, 1992, with
          NBD Bank, N.A. as Trustee.(c)                                  x
 4.2      Note Agreement dated as of June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(e)                                             x
 4.3      Rights Agreement dated as of April 15, 1997
          with Continental Stock Transfer & Trust Company,
          as Rights Agent.(h)                                            x
10        Material Contracts.
10.1      Short-Term Incentive Plan.(d)                                  x
10.2      Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(f)                                            x
10.3      Supplemental Retirement Plan for Certain
          Officers.(g)                                                   x
10.4      1997 Long-Term Incentive Plan.(h)                              x
10.5      Stock Option Certificate and Agreement
          dated October 10, 1996 with
          William L. Johnson.(i)                                         x
10.6      Stock Option Certificate and Agreement
          dated February 26, 1997 with
          William L. Johnson.(i)                                         x
10.7      Employment Agreement dated October 10, 1996,
          with William L. Johnson.(j)                                    x
10.8      Change of Control Employment Agreement dated
          October 10, 1996, with William L. Johnson.(j)                  x
10.9      Form of Change in Control Agreement
          effective March 20, 1998, for all
          officers except Mr. Johnson.                      x
11        Statement re computation of per share earnings.   NA           NA
15        Letter re unaudited interim financial
          information.                                      NA           NA
18        Letter re change in accounting principle.(l)                   x
19        Report furnished to security holders.             NA           NA

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
22        Published report regarding matters submitted
          to a vote of security holders.                    NA           NA
23        Consent of Independent Public Accountants.        NA           NA
24        Power of Attorney.                                NA           NA
27        Financial Data Schedule.(l)                                    x



Key to Exhibits Incorporated by Reference

     (a) Filed with SEMCO Energy, Inc.'s Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (b) Filed with SEMCO Energy, Inc.'s Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (c) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (d) Filed with SEMCO Energy, Inc.'s Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (e)  Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended
          June 30, 1994, File No. 0-8503.
     (f) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (g)  Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended
          March 31, 1996, File No. 0-8503.
     (h) Filed March 6, 1997 as part of SEMCO Energy, Inc.'s 1997 Proxy Statement, dated March 7, 1997, File No. 0-8503.
     (i) Filed with SEMCO Energy, Inc.'s Form 10-K for 1996, dated March 27, 1997, File No. 0-8503.
     (j)  Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended
          March 31, 1997, File No. 0-8503.
     (k) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1997, File No. 0-8503.
     (l)  Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended
          March 31, 1998, File No. 0-8503.