Form 10-Q
period 1998-06-30
SEMCO ENERGY INC
filed 1998-08-13
CIK 277158

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          For the fiscal period from            to
                                                     ----------     ---------

                          Commission file number 0-8503


                               SEMCO ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                   MICHIGAN                               38-2144267
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

                  405 WATER STREET, PORT HURON, MICHIGAN 48060
                    (Address of principal executive offices)

                                  810-987-2200
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of July 31, 1998, is 14,459,364.

                               INDEX TO FORM 10-Q


                         For Quarter Ended June 30, 1998



                                                                         Page
                                                                        Number
                                                                        ------
COVER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1


INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2


PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .      3

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . .     12


PART II - OTHER INFORMATION

   Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . .     25

   Item 2. Changes in Securities  . . . . . . . . . . . . . . . . . .     25

   Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .     26


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               SEMCO ENERGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Thousands of Dollars Except Per Share Amounts)

                                                                 Three Months Ended    Six Months Ended    Twelve Months Ended
                                                                       June 30,            June 30,              June 30,
                                                                 ------------------   -------------------  -------------------
                                                                   1998      1997       1998       1997     1998      1997*
                                                                 --------  --------   --------   --------  --------  --------
OPERATING REVENUE
   Gas sales                                                     $ 26,975  $ 36,389   $ 97,812   $126,184   $189,807  $218,968
   Gas marketing                                                   66,228    80,943    211,901    238,699    500,166   425,430
   Transportation                                                   2,522     3,037      6,551      6,989     12,805    13,007
   Other operations                                                11,398     1,112     14,879      2,344     24,422     4,608
                                                                 --------  --------   --------   --------   --------  --------
                                                                 $107,123  $121,481   $331,143   $374,216   $727,200  $662,013
                                                                 --------  --------   --------   --------   --------  --------
OPERATING EXPENSES
   Cost of gas sold                                              $ 15,873  $ 22,994   $ 64,387   $ 87,270   $128,084  $151,041
   Cost of gas marketed                                            65,825    79,943    209,158    232,435    494,882   419,207
   Operations and maintenance                                      18,849    10,159     32,547     22,840     60,269    42,828
   Depreciation                                                     3,798     3,110      7,536      6,222     14,176    11,879
   Income taxes                                                    (1,134)       35      1,844      5,117      2,133     5,127
   Taxes other than income taxes                                    2,312     2,242      4,741      4,593      9,481     8,872
                                                                 --------  --------   --------   --------   --------  --------
                                                                 $105,523  $118,483   $320,213   $358,477   $709,025  $638,954
                                                                 --------  --------   --------   --------   --------  --------
OPERATING INCOME                                                 $  1,600  $  2,998   $ 10,930   $ 15,739   $ 18,175  $ 23,059
Write-down of NOARK investment, net of income
 taxes of $11,308                                                      --        --         --         --         --   (21,000)
Adjustment to NOARK reserve, net of income taxes
 of $2,705                                                             --        --         --         --      5,025        --
Other income (loss), net                                             (107)      (33)       643         46        729      (610)
                                                                 --------  --------   --------   --------   --------  --------
INCOME BEFORE INTEREST CHARGES                                   $  1,493  $  2,965   $ 11,573   $ 15,785   $ 23,929  $  1,449
                                                                 --------  --------   --------   --------   --------  --------
  INTEREST CHARGES
   Interest on long-term debt                                    $  2,757  $  2,127   $  5,937   $  4,256   $ 11,069  $  8,513
   Other interest                                                     667       570      1,046      1,531      2,762     2,833
   Amortization of debt expense                                       107        97        213        190        415       376
   Dividends on preferred stock                                        48        49         97         97        193       193
                                                                 --------  --------   --------   --------   --------  --------
                                                                 $  3,579  $  2,843   $  7,293   $  6,074   $ 14,439  $ 11,915
                                                                 --------  --------   --------   --------   --------  --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE AND EXTRAORDINARY CHARGE                    $ (2,086) $    122   $  4,280   $  9,711   $  9,490  $(10,466)
Cumulative effect of change in accounting for
   property taxes, net of income taxes of $960                         --        --      1,784         --      1,784        --
Extraordinary charge due to early retirement of debt,
   net of income taxes of $269                                       (499)       --       (499)        --       (499)       --
                                                                 --------  --------   --------   --------   --------  --------
NET INCOME (LOSS)                                                $ (2,585) $    122   $  5,565   $  9,711   $ 10,775  $(10,466)
                                                                 ========  ========   ========   ========   ========  ========
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                    $   (.18) $    .01   $    .39   $    .71    $   .77  $   (.77)
                                                                 ========  ========   ========   ========   ========  ========
CASH DIVIDENDS PER SHARE                                         $    .19  $    .19   $    .38   $    .36   $    .76  $    .73
                                                                 ========  ========   ========   ========   ========  ========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(IN THOUSANDS)                                                     14,280    13,654     14,095     13,663     13,917    13,668
                                                                 ========  ========   ========   ========   ========  ========

*Restated - See note 1 of the notes to the consolidated financial statements.


The notes to the consolidated financial statements are an integral part of these statements.

                               SEMCO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                   A S S E T S




                                                               (Unaudited)                     (Unaudited)
                                                                June 30,      December 31,      June 30,
                                                                  1998            1997           1997
                                                                --------        --------        --------
                                                                         (Thousands of Dollars)
UTILITY PLANT
   Plant in service, at cost                                    $368,658        $360,022        $354,322
    Less - Accumulated depreciation                              108,630         102,790         101,325
                                                                --------        --------        --------
                                                                $260,028        $257,232        $252,997
OTHER PROPERTY, net                                               24,120          18,230           9,373
                                                                --------        --------        --------
                                                                $284,148        $275,462        $262,370
                                                                --------        --------        --------
CURRENT ASSETS
   Cash and temporary cash investments,
    at cost                                                     $  3,491        $  3,985        $  5,586
   Receivables, less allowances of
    $1,715 at June 30, 1998, $1,498
    at December 31, 1997 and $1,103
    at June 30, 1997                                              18,462          50,154          22,224
   Accrued revenue                                                25,669          66,998          31,071
   Materials and supplies, at average cost                         2,630           2,924           3,021
   Gas in underground storage                                     43,588          36,083          22,705
   Gas charges, recoverable from customers                         8,237          19,931          10,758
   Accumulated deferred income taxes                                  --              --             361
   Other                                                           5,503          11,702           3,261
                                                                --------        --------        --------
                                                                $107,580        $191,777        $ 98,987
                                                                --------        --------        --------
DEFERRED CHARGES
   Unamortized debt expense                                     $  5,344        $  5,284        $  5,270
   Deferred gas charges, recoverable
    from customers                                                    --              --             116
   Advances to equity investees                                       --           8,370           6,726
   Other                                                          30,992          24,594          19,881
                                                                --------        --------        --------
                                                                $ 36,336        $ 38,248        $ 31,993
                                                                --------        --------        --------
                                                                $428,064        $505,487        $393,350
                                                                ========        ========        ========



The notes to the consolidated financial statements are an integral part of these statements.

                               SEMCO ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                    STOCKHOLDERS' INVESTMENT AND LIABILITIES



                                                                             (Unaudited)                      (Unaudited)
                                                                              June 30,       December 31,      June 30,
                                                                                1998            1997             1997
                                                                              --------        --------         --------
                                                                                        (Thousands of Dollars)
COMMON STOCK EQUITY
   Common stock-par value $1 per share,
    20,000,000 shares authorized;
    14,441,275, 13,204,147 and
    13,018,144 shares outstanding                                             $ 14,441         $ 13,204         $ 13,018
   Capital surplus                                                              90,368           81,938           78,879
   Retained earnings (deficit)                                                    (449)            (640)           3,229
                                                                              --------         --------         --------
                                                                              $104,360         $ 94,502         $ 95,126
                                                                              --------         --------         --------
CUMULATIVE CONVERTIBLE PREFERRED STOCK
   Convertible preferred stock - par value
    $1 per share; authorized 500,000
    shares issuable in series; each
    convertible to 4.11 common shares                                         $      6         $      7         $      7
   Capital surplus                                                                 156              162              162
                                                                              --------         --------         --------
                                                                              $    162         $    169         $    169
                                                                              --------         --------         --------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
   $100 par value (redemption price
    $105 per share); authorized
    50,000 shares issuable in series;
    31,000 shares outstanding                                                 $  3,100         $  3,100         $  3,100
                                                                              --------         --------         --------
LONG-TERM DEBT INCLUDING CAPITAL LEASES                                       $140,012         $163,548         $105,689
                                                                              --------         --------         --------
CURRENT LIABILITIES
   Notes payable to banks                                                     $ 71,168         $ 71,019         $ 50,700
   Current portion of long-term debt
    and capital leases                                                              --               --            1,438
   Accounts payable                                                             46,917           79,842           45,354
   Customer advance payments                                                     4,403            8,035            1,986
   Accrued taxes                                                                    --               --            3,700
   Accrued interest                                                              1,636            1,985            1,030
   Accumulated deferred income taxes                                             1,152            1,150               --
   Other                                                                         9,155           13,986            6,331
                                                                              --------         --------         --------
                                                                              $134,431         $176,017         $110,539
                                                                              --------         --------         --------
DEFERRED CREDITS
   Reserve for equity investment                                              $     --         $ 25,212         $ 32,942
   Accumulated deferred income taxes                                            22,217           15,046           10,616
   Unamortized investment tax credit                                             2,381            2,515            2,651
   Customer advances for construction                                            3,450            3,935            7,708
   Other                                                                        17,951           21,443           24,810
                                                                              --------         --------         --------
                                                                              $ 45,999         $ 68,151         $ 78,727
                                                                              --------         --------         --------
                                                                              $428,064         $505,487         $393,350
                                                                              ========         ========         ========

The notes to the consolidated financial statements are an integral part of these statements.

                               SEMCO ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)




                                                       Three Months Ended      Six Months Ended    Twelve Months Ended
                                                            June 30,                June 30,             June 30,
                                                       --------------------   -------------------  --------------------
                                                          1998      1997       1998        1997       1998      1997*
                                                       ---------   --------   --------   --------  ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers                         $159,878   $163,057   $412,945   $439,115   $738,735   $644,043
   Cash paid for payrolls and to suppliers              (158,218)  (132,948)  (348,575)  (371,212)  (709,640)  (596,729)
   Interest paid                                          (6,302)    (4,373)    (7,332)    (6,028)   (13,225)   (11,293)
   Income taxes paid                                        (600)    (3,000)      (600)    (3,000)      (753)    (3,750)
   Taxes other than income taxes paid                     (1,086)    (1,120)    (2,397)    (2,100)    (9,891)    (9,543)
   Other cash receipts and payments, net                    (222)       (18)       (51)       241        647      1,726
                                                        --------   --------   --------   --------   --------   --------
    NET CASH FROM OPERATING ACTIVITIES                  $ (6,550)  $ 21,598   $ 53,990   $ 57,016   $  5,873   $ 24,454
                                                        --------   --------   --------   --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Natural gas distribution property additions          $ (4,452)  $(10,270)  $ (9,483)  $(14,565)  $(23,119)  $(34,711)
   Other property additions                                 (866)       (44)    (1,257)      (146)    (2,291)      (293)
   Proceeds from property sales, net of retirement costs    (144)       215       (194)       201        (22)       984
   Acquisition of businesses, net of cash acquired            26         --         26         --    (15,091)        --
   Advances to equity investees                               --       (816)    (4,284)    (1,664)    (5,928)    (2,508)
                                                        --------   --------   --------   --------   --------   --------
    NET CASH FROM INVESTING ACTIVITIES                  $ (5,436)  $(10,915)  $(15,192)  $(16,174)  $(46,451)  $(36,528)
                                                        --------   --------   --------   --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                             $  1,664   $  1,435   $  3,351   $  2,708   $  6,517   $  5,245
   Repurchase of common stock                                 --     (1,227)        --     (2,700)      (371)    (4,907)
   Net change in notes payable to banks                   48,573    (10,700)    (3,377)   (40,400)    16,942     21,700
   Net change in notes payable - other                    (9,205)        --     (9,205)        --     (9,205)        --
   Costs related to early extinguishment of debt            (941)        --       (941)        --     59,059         --
   Costs related to issuance of debt                         (99)        --        (99)        --        (99)        --
   Repayment of long-term debt                           (23,550)       (25)   (23,550)       (25)   (23,550)       (25)
   Payment of dividends                                   (2,780)    (2,586)    (5,471)    (5,071)   (10,810)   (10,123)
                                                        --------   --------   --------   --------   --------   --------
    NET CASH FROM FINANCING ACTIVITIES                  $ 13,662   $(13,103)  $(39,292)  $(45,488)  $ 38,483   $ 11,890
                                                        --------   --------   --------   --------   --------   --------
CASH AND TEMPORARY CASH INVESTMENTS
   Net increase (decrease)                              $  1,676   $ (2,420)  $   (494)  $ (4,646)  $ (2,095)  $   (184)
   Beginning of Period                                     1,815      8,006      3,985     10,232      5,586      5,770
                                                        --------   --------   --------   --------   --------   --------
   End of Period                                        $  3,491   $  5,586   $  3,491   $  5,586   $  3,491   $  5,586
                                                        ========   ========   ========   ========   ========   ========
RECONCILIATION OF NET INCOME TO
 NET CASH FROM OPERATING ACTIVITIES
   Net income (loss)                                    $ (2,585)  $    122   $  5,565   $  9,711   $ 10,775   $(10,465)
   Adjustments to reconcile net income (loss) to
    net cash from operating activities:
    Depreciation                                           3,798      3,110      7,536      6,222     14,177     11,879
    Extraordinary charge                                     499         --        499         --        499         --
    Write-down of NOARK investment, net                       --         --         --         --         --     21,000
    Adjustment to reserve for NOARK investment, net           --         --         --         --     (5,025)        --
    Deferred taxes and investment tax credits                (24)       186     (3,007)       375         60      4,223
    Equity (income) loss, net of distributions              (164)       (86)      (438)       (68)        32      1,845
    Receivables                                           14,442     25,705     31,692     21,361      7,217     (1,367)
    Accrued revenue                                       33,765     16,600     41,330     45,478      5,403    (13,515)
    Materials and supplies and gas in
       underground storage                               (25,328)   (17,613)    (7,212)    10,895    (21,282)    (4,939)
    Gas charges, recoverable from customers                2,808       (172)    11,694      3,033      2,521     (1,358)
    Other current assets                                   3,392      2,576      6,321      6,779      2,072     (1,346)
    Accounts payable                                     (28,305)    (4,392)   (33,582)   (46,006)    (8,043)    19,146
    Customer advances and amounts payable to customers       (88)      (682)    (4,117)    (4,539)    (1,841)      (917)
    Accrued taxes                                         (1,927)    (2,314)     1,052      3,457     (3,381)    (2,810)
    Other, net                                            (6,833)    (1,442)    (3,343)       318      2,689      3,078
                                                        --------   --------   --------   --------   --------   --------
       NET CASH FROM OPERATING ACTIVITIES               $ (6,550)  $ 21,598   $ 53,990   $ 57,016   $  5,873   $ 24,454
                                                        ========   ========   ========   ========   ========   ========


 *Restated - See note 1 of the notes to the consolidated financial statements.

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

    The preparation of financial statements in conformity with generally management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    SUPPLEMENTAL CASH FLOW INFORMATION. Supplemental cash flow information for the three, six and twelve months ended June 30, 1998 and 1997 is as follows (in thousands of dollars):


                                                    Three Months Ended    Six Months Ended   Twelve Months Ended
                                                          June 30,             June 30,             June 30,
                                                    ------------------    ------------------   -------------------
                                                      1998      1997       1998        1997      1998        1997
                                                    -------    -------    -------    -------   -------     -------
Acquisitions of Businesses,
   Net of Cash Acquired
    Fair value of assets acquired                   $ 1,559      $  --    $ 9,865      $  --   $32,329       $  --
    Liabilities assumed                              (1,250)        --     (3,556)        --    (9,886)         --
    Capital stock issued
    for acquisitions                                   (309)        --     (6,309)        --    (6,759)         --
                                                    -------      -----    -------      -----   -------       -----
    Cash paid                                       $     0      $  --    $     0      $  --   $15,684       $  --
    Less cash acquired                                   26         --         26         --       593          --
                                                    -------      -----    -------      -----   -------       -----
Net Cash Paid/(Received) for Acquisitions           $   (26)     $  --    $   (26)     $  --   $15,091       $  --
                                                    =======      =====    =======      =====   =======       =====

    EXTRAORDINARY CHARGE. During the second quarter of 1998, the Company redeemed all of its outstanding 8 5/8% debentures due April 15, 2017 at a redemption price of 104% of the principal amount of $23,548,000. The payment of the call premium and the unamortized debt expense associated with the non-regulated operations of the Company is reflected as an extraordinary charge of approximately $499,000 after taxes.

        CHANGE IN METHOD OF ACCOUNTING FOR PROPERTY TAXES. During the first quarter of 1998, the Company implemented a change in its method of accounting for property taxes so that such taxes are expensed monthly during the fiscal period of the taxing authority for which the taxes are levied. This change provides a better matching of property tax expense with both the payment of services and those services provided by the taxing authority. Prior to 1998, the Company expensed property taxes monthly during the year following the assessment date. The cumulative effect of this change in accounting for property taxes increased earnings by $1,784,000. The pro forma effect on prior years' consolidated net income of retroactively recording property taxes as if the new method of accounting had been in effect for all periods presented is not material.

        RESTATEMENT OF FINANCIAL STATEMENTS. The consolidated statements of income and cash flows for the twelve months ended June 30, 1997 have been restated as more fully described in the Company's 1997 Annual Report on Form 10-K. The results contained herein reflect the restatement.

(2)     EARNINGS PER SHARE

        The computations of basic and diluted earnings (loss) per share for the three, six and twelve months ended June 30, 1998 and 1997 are as follows (in thousands except per share amounts):



                                                                       Three Months Ended  Six Months Ended  Twelve Months Ended
                                                                            June 30,           June 30,            June 30,
                                                                       ------------------  -----------------  ------------------
                                                                         1998      1997     1998      1997      1998      1997
                                                                        -------   -------  -------  -------   -------  --------

BASIC EARNINGS (LOSS) PER SHARE COMPUTATION
   Income (loss) before cumulative effect of
    accounting change and extraordinary charge                          $(2,086)  $   122  $ 4,280  $ 9,711  $ 9,490  $(10,466)
   Cumulative effect of change in accounting
    for property taxes                                                       --        --    1,784       --    1,784        --
   Extraordinary charge                                                    (499)       --     (499)      --     (499)       --
                                                                        -------   -------  -------  -------  -------  --------
   Net Income (Loss)                                                    $(2,585)  $   122  $ 5,565  $ 9,711  $10,775  $(10,466)
                                                                        =======   =======  =======  =======  =======  ========

   Weighted average common shares outstanding                            14,280    13,654   14,095   13,663   13,917    13,668

   Earnings (Loss) Per Share - Basic
    Income (loss) before cumulative effect of
     accounting change and
     extraordinary charge                                               $  (.15)  $   .01  $   .30  $   .71  $   .68  $   (.77)
    Cumulative effect of change in accounting
     for property taxes                                                      --        --      .13       --      .13        --
     Extraordinary charge                                                  (.03)       --     (.04)      --     (.04)       --
                                                                        -------   -------  -------  -------  -------  --------
    Net Income (Loss)                                                   $  (.18)  $   .01  $   .39  $   .71  $   .77  $   (.77)
                                                                        =======   =======  =======  =======  =======  ========

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION
   Income (loss) before cumulative effect of
    accounting change and extraordinary charge                          $(2,086)  $   122  $ 4,280  $ 9,711  $ 9,490  $(10,466)
   Adjustment for effect of assumed conversions:
    Preferred convertible stock dividends                                    --         4        8        8       15        --
                                                                        -------   -------  -------  -------  -------  --------
   Adjusted income (loss) before cumulative
    effect of accounting change and
    extraordinary charge                                                $(2,086)  $   126  $ 4,288  $ 9,719  $ 9,505  $(10,466)
   Cumulative effect of change in accounting
    for property taxes                                                       --        --    1,784       --    1,784        --
   Extraordinary charge                                                    (499)       --     (499)      --     (499)       --
                                                                        -------   -------  -------  -------  -------  --------
   Net Income (Loss)                                                    $(2,585)  $   126  $ 5,573  $ 9,719  $10,790  $(10,466)
                                                                        =======   =======  =======  =======  =======  ========

   Weighted average common shares outstanding                            14,280    13,654   14,095   13,663   13,917    13,668
   Incremental shares from assumed conversions:
    Preferred convertible stock                                              --        28       27       28       27        --
    Stock options converted                                                  --         1        5        2        6        --
                                                                        -------   -------  -------  -------  -------  --------
   Diluted weighted average common
    shares outstanding                                                   14,280    13,683   14,127   13,693   13,950    13,668
                                                                        =======   =======  =======  =======  =======  ========

   Earnings (Loss) Per Share - Basic
    Income (loss) before cumulative effect of
     accounting change and
     extraordinary charge                                               $  (.15)  $   .01  $   .30  $   .71  $   .68  $   (.77)
    Cumulative effect of change in accounting
     for property taxes                                                      --        --      .13       --      .13        --
    Extraordinary charge                                                   (.03)       --     (.04)      --     (.04)       --
                                                                        -------   -------  -------  -------  -------  --------
     Net Income (Loss)                                                  $  (.18)  $   .01  $   .39  $   .71  $   .77  $   (.77)
                                                                        =======   =======  =======  =======  =======  ========


        As a result of the loss from continuing operations for the three months ended June 30,1998, and the twelve months ended June 30, 1997, basic loss per share was not adjusted because to do so would be antidilutive.


(3)     CAPITALIZATION

Common Stock Equity
-------------------

        On June 11, 1998 the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.20 per share payable on August 15 to shareholders of record at the close of business on August 5.

        In May 1998, the Company paid a quarterly cash dividend on common stock of $.20 per share and issued a 5% common stock dividend. Of the total cash dividend of $2,732,000, $792,000 was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan (DRIP). This portion of the quarterly dividend and shareholders' optional cash payments of $748,000, resulted in 87,421 new shares issued to existing shareholders during the quarter pursuant to the DRIP.

        The May 1998 5% stock dividend resulted in 683,068 shares issued to existing shareholders. Earnings per common share, cash dividends per common share and weighted average number of shares outstanding have been retroactively adjusted for all periods presented to reflect the 5% stock dividends in May 1998 and 1997.


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

        The sale of NOARK releases the company from all its NOARK guarantees, which related to 40% of NOARK's debt. Furthermore, the Company agreed to pay approximately $9,200,000, $3,100,000 and $800,000 to EAPC in April 1998, 1999
and 2000, respectively. In return, the Company will receive annual payments for seventeen years beginning July 1, 2004 in the amount of $842,000 from EAPC. The reserve for the NOARK investment provided at year-end 1996 was adjusted at year-end 1997 to record the sale.

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

(5)     ACQUISITIONS

        On May 15, 1998, a subsidiary of the Company purchased the assets and business of King Energy & Construction, Inc. (King Energy) for 18,062 shares of common stock. King Energy, which is located in Tennessee, is a multi-utility service provider furnishing water, sewer and natural gas construction services to customers.

        On March 31, 1998, a subsidiary of the Company purchased the assets and business of Hot Flame Gas, Inc. (Hot Flame) for 352,944 shares of common stock. Hot Flame supplies propane gas to over 10,000 customers in northern Michigan and northeast Wisconsin.

        For financial statement purposes, the acquisition of both King Energy and Hot Flame were accounted for as purchases and, accordingly, results of operations are included in the consolidated financial statements since the date of each acquisition.


(6)     EARLY RETIREMENT PROGRAM

        The Company offered an early retirement program to all eligible employees during the first quarter of 1998. In addition, the Company also offered all eligible employees the additional option of receiving a lump sum pension benefit if they elected to retire during the period of January 14, 1998 through February 27, 1998. One hundred and one employees accepted the early retirement offer. As a result of the sizable reduction in the number of employees, a pre-tax charge of $516,000 was recognized during the first quarter of 1998 in the Company's results of operations.


(7)     SUBSEQUENT EVENT

        On July 8, 1998, the Company filed a registration statement with the Securities and Exchange Commission for the registration of medium-term notes, common stock and/or trust preferred securities (commonly known as TOPrS) in any combination up to $200,000,000 over the next two years. The registration statement was declared effective on July 24, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

        Net loss for the quarter ended June 30, 1998, after an extraordinary charge, was $2,585,000 ($.18 per share) compared to net income of $122,000 ($.01 per share) for the quarter ended June 30, 1997. Net loss for the quarter ended June 30, 1998, before the extraordinary charge, was $2,086,000 ($.15 per share).

        Net Income for the six months ended June 30, 1998, after a change in accounting method and an extraordinary charge, was $5,565,000 ($.39 per share) compared to $9,711,000 ($.71 per share) for the six months ended June 30, 1997. Net income for the six months ended June 30, 1998, before the change in accounting method and the extraordinary charge, was $4,280,000 ($.30 per share).

        Net income for the twelve months ended June 30, 1998, after a change in accounting method and an extraordinary charge, was $10,775,000 ($.77 per share) compared to a net loss of $10,466,000 ($.77 per share) for the twelve months ended June 30, 1997. Net income for the twelve months ended June 30, 1998, before the change in accounting method and the extraordinary charge, was $9,490,000 ($.68 per share). The net income for the twelve months ended June 30, 1998 also includes $5,025,000 of after-tax income related to the December 1997 adjustment to the NOARK reserve based on the then pending sale. Net income for the twelve months ended June 30, 1997 includes a $21,000,000 after-tax write-down of the Company's NOARK investment.

        The Company's primary business of natural gas distribution is seasonal in nature and depends on the winter months for the majority of its operating revenue. Therefore, the Company's results of operations for the three month and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of results for a full year.

        See Note 4 in the notes to the consolidated financial statements for a discussion of commitments and contingencies.

        A comparison of revenues, margins and operating expenses for the quarter, six months and twelve months ended June 30, 1998 and 1997 follows on the next page.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (CONTINUED)



GAS DISTRIBUTION OPERATION
--------------------------
                                          Three Months Ended       Six Months Ended     Twelve Months Ended
                                               June 30,                  June 30,              June 30,
                                          ------------------      -------------------   --------------------
                                           1998        1997        1998         1997     1998          1997
                                          -------    -------      -------     -------   -------      -------
                                                                     (in thousands of dollars)

Gas sales revenue                         $26,480    $36,389      $ 97,317    $126,184  $189,312     $218,968
Cost of gas sold                           15,626     22,994        64,140      87,270   127,838      151,041
                                          -------    -------      --------    --------  --------     --------
   Gas sales margin                       $10,854    $13,395      $ 33,177    $ 38,914  $ 61,474     $ 67,927

Transportation revenue                    $ 2,522    $ 3,036      $  6,550    $  6,989  $ 12,805     $ 13,007
Other operating revenue                     1,069        319         1,992         733     2,348        1,498
                                          -------    -------      --------    --------  --------     --------
   Gross margin                           $14,445    $16,750      $ 41,719    $ 46,636  $ 76,627     $ 82,432

Operations and maintenance                $ 8,270    $ 8,806      $ 17,225    $ 17,921  $ 34,737     $ 35,047
Depreciation                                3,001      2,857         6,001       5,716    11,397       10,923
Income taxes                                 (425)       192         3,169       4,770     3,978        6,085
Taxes other than income taxes               2,152      2,105         4,459       4,316     8,794        8,351
                                          -------    -------      --------    --------  --------     --------
   Other operating expenses               $12,998    $13,960      $ 30,854    $ 32,723  $ 58,906     $ 60,406
                                          -------    -------      --------    --------  --------      --------
OPERATING INCOME                          $ 1,447    $ 2,790      $ 10,865    $ 13,913  $ 17,721     $ 22,026
                                          =======    =======      ========    ========  ========     ========

NON-REGULATED OPERATIONS
------------------------
                                          Three Months Ended       Six Months Ended     Twelve Months Ended
                                               June 30,                  June 30,              June 30,
                                          ------------------      -------------------   --------------------
                                           1998        1997        1998         1997     1998          1997
                                          -------    -------      -------     -------   -------      -------
                                                                     (in thousands of dollars)

Gas marketing revenue                     $68,329    $86,153      $216,602    $252,523  $519,447     $456,267
Cost of gas marketed                       67,926     85,151       213,859     246,257   514,163      450,044
                                          -------    -------      --------    --------  --------     --------
   Gas marketing margin                   $   403    $ 1,002      $  2,743    $  6,266  $  5,284     $  6,223

Gas sales revenue (Propane)               $   495    $    --      $    495    $     --  $    495     $     --
Cost of gas sold                              247         --           247          --       247           --
                                          -------    -------      --------    --------  --------     --------
   Gas sales margin (Propane)             $   248    $    --      $    248    $     --  $    248     $     --

Other operating revenue                   $12,504    $   917      $ 16,729    $  1,860  $ 31,888     $  3,480

Operations and maintenance                $12,737    $ 1,458      $ 19,069    $  5,133  $ 34,931     $  7,989
Depreciation                                  797        253         1,534         506     2,779          956
Income taxes                                 (355)       (67)         (747)        536    (1,098)        (632)
Taxes other than income taxes                 160        137           282         278       686          527
                                          -------    -------      --------    --------  --------     --------
   Other operating expenses               $13,339    $ 1,781      $ 20,138    $  6,453  $ 37,298     $  8,840
                                          -------    -------      --------    --------  --------     --------
OPERATING INCOME (LOSS)                   $  (184)   $   138      $   (418)   $  1,673  $    122     $    863
                                          =======    =======      ========    ========  ========     ========

    The above information is on a segment basis only. Therefore, it does not include intercompany eliminations that would be necessary if the above information was reported on a consolidated basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (CONTINUED)


QUARTER RESULTS - GAS DISTRIBUTION OPERATION

        The Company's gas sales margin during the second quarter of 1998 decreased by $2,541,000 compared to the second quarter of 1997. This was primarily due to lower gas sales caused by unseasonably warm weather during the second quarter of 1998 and the adoption of a new aggregation tariff, offset partially by continued customer growth and the impact of an October 1997 rate increase. The weather for the quarter ended June 30, 1998, was 36% warmer than the same period of the prior year and 28% warmer than normal. Gas volumes sold were 4,652,000 Mcf compared to 7,367,000 Mcf for the second quarter of 1997. The aggregation tariff, which was effective April 1, 1998, gives all commercial and industrial customers the opportunity to purchase their gas from a third party supplier while allowing the Company to retain the existing distribution and customer charges that the customer was previously being billed. Distribution and customer charges associated with customers that switched to third party gas suppliers are recorded in other operating revenues (discussed below) rather than gas sales revenue because the Company is now acting as a transporter for those customers. In other words, the decrease in gas sales margin is offset by an increase in other operating revenue. The October 1997 rate increase was granted to allow for the recovery of costs related to a change in accounting for retiree medical benefits. The rate increase is offset by a corresponding increase in retiree medical expense. The rate increase and aggregation tariff referenced above were granted in the October 1997 Order of the Michigan Public Service Commission (1997 rate case) (see Note 3 in the Notes to the
Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K).

        Transportation revenue decreased by $514,000, primarily due to lower volumes and a reduction in transportation rates due to new off-peak rates approved in the 1997 rate case. The new off-peak transportation rates are in effect from April through October and are $0.15 lower per mcf than the Company's regular transportation rates. Other operating revenue increased by $750,000 compared to the quarter ended June 30, 1997. Approximately $600,000 of the increase is attributed to the impact of the new aggregation tariff. As discussed above, under the new aggregation tariff, certain revenues that were previously classified as gas sales revenue are now classified as other operating revenue. The remainder of the increase is primarily due to an increase in various miscellaneous fees charged to customers as authorized in the 1997 rate case.

        Operation and maintenance expense decreased by $536,000 during the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The decrease is due primarily to reductions in incentive compensation, due to lower company earnings, and reductions in compensation and pension expenses. The reductions in compensation and pension expenses are due primarily to the impact of the Company's early retirement program and changes to the Company's employee pension plans. The decreases were offset partially by increased retiree medical expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (CONTINUED)


        Depreciation increased by $144,000 compared to the second quarter ended June 30, 1997 primarily due to utility plant additions. Income taxes decreased by $617,000 due to lower pre-tax earnings.

QUARTER RESULTS - NON-REGULATED OPERATIONS

        Gas marketing margin during the quarter ended June 30, 1998, decreased by $599,000 compared to the same period last year primarily due to the impact of warm weather on market conditions, increased competition and restructuring activities in the Company's gas marketing operation. The unseasonably warm weather impacted market conditions by reducing price volatility which decreased gas marketing margins during the second quarter of 1998. Increased competition continues to put downward pressure on gas marketing margins. During the first six months of 1998, the Company terminated agreements with certain of its independent gas marketing representatives in an effort to reduce risks and improve long-term profitability.

        Gas marketing volumes and margins are subject to significant competitive factors. In addition to fluctuations caused by seasonal patterns, competition within the natural gas marketing industry continues to increase.

        Gas sales margin (propane), for the quarter ended June 30, 1998, was $248,000 with no operations in this area during the same period of the prior year. The gas sales margin for the non-regulated business is comprised entirely of propane sales by Hotflame Gas, Inc., which was acquired on March 31, 1998.

        Other operating revenue during the quarter ended June 30, 1998 increased by $11,587,000 compared to the same period of the prior year. The increase is due primarily to the operating revenues recorded by Sub-Surface Construction Company, Maverick Pipeline Services, Inc., Utility Construction Services, Inc. and King Energy & Construction Company (new businesses acquired since the prior year period). There were no revenues from these businesses recorded in the second quarter of 1997 because they were not part of the Company's operations during that period.

        Operation and maintenance expense increased by $11,279,000 during the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The increase is due primarily to the Company's new businesses.

        Depreciation increased by $544,000 compared to the quarter ended June 30, 1997 primarily due to depreciation of equipment acquired as part of the Company's new businesses. Income taxes decreased by $288,000 compared to the quarter ended June 30, 1997 due to lower pre-tax earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (CONTINUED)


        The Company's new businesses (Sub-Surface Construction Company, Maverick Pipeline Services, Inc., Utility Construction Services, Inc., King Energy & Construction Company and Hotflame Gas, Inc.) account for a significant portion of the increased revenues and expenses of the Company's non-regulated operations. The seasonal cycle of these new businesses
(excluding Hotflame Gas) is different than the seasonal cycle of the regulated gas distribution business. Pipeline construction and engineering businesses typically have losses in the first quarter (during winter months), break-even in the second quarter and generate income in the third and fourth quarters due to the seasonal nature of their business. During the first quarter of 1998, the new businesses generated an operating loss of $838,000, which was a more favorable performance than expected due to the mild weather. The new businesses generated operating income of $145,000 during the second quarter of 1998. The quarterly income from the new businesses is reflected in the results for the second quarter of 1998 but not in the second quarter of 1997 because the new businesses were not part of the Company's operations during that period. Sub-Surface Construction Company was acquired on August 13, 1997, Maverick Pipeline Services was acquired on December 31, 1997, Utility Construction Services is a start-up company that began operations in January of 1998, Hotflame Gas was acquired on March 31, 1998 and King Energy & Construction was acquired on May 15, 1998. During the second quarter of 1998, the operations at Utility Construction Services were put on hold and its employees were laid-off or relocated due to lower than expected workload and earnings.

QUARTERLY RESULTS - NON-OPERATING INFORMATION

        Interest on long-term debt, as shown in the Consolidated Statements of Income, increased by $630,000 due to the increase in long-term debt compared to the quarter ended June 30, 1997. During the fourth quarter of 1997, the Company issued $60,000,000 of private placement debt to reduce notes payable to banks incurred to finance the Company's ongoing capital expenditure program and for general corporate purposes. During the second quarter of 1998, the Company refinanced $23,548,000 of long-term debt using short-term debt (see Note 1 in the Notes to the Consolidated Financial Statements and the Future Financing Sources section).

        Other interest, as shown in the Consolidated Statements of Income, increased by $97,000 as a result of the additional short-term debt used in the above described refinancing during the second quarter of 1998 plus the impact of additional borrowings for utility plant additions and other general corporate purposes offset by the impact of the refinancing during the fourth quarter of 1997, also mentioned above.

        During the second quarter of 1998, the Company incurred an extraordinary charge of $499,000 after-tax, related to the early redemption of a portion of the Company's long-term debt (see Note 1 in the Notes to the Consolidated Financial Statements).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (CONTINUED)


SIX-MONTH RESULTS - GAS DISTRIBUTION OPERATION

        The Company's gas sales margin for the six months ended June 30, 1998 decreased by $5,737,000 compared to the six months ended June 30, 1997. The decrease was due primarily to lower gas sales due to unseasonably warm weather during the first six months of 1998 and the adoption of a new aggregation tariff, offset partially by continued customer growth and the impact of the October 1997 rate increase. The weather for the six months ended June 30, 1998, was 18% warmer than the same period of the prior year and 19% warmer than normal. Gas volumes sold were 20,222,000 Mcf compared to 25,891,000 Mcf for the first six months of 1997. Under the aggregation tariff, which was discussed in greater detail in the quarterly results, certain revenues that were previously classified as gas sales revenue are now classified as other operating revenue (discussed below). In other words, the decrease in gas sales margin is offset by an increase in other operating revenue. The impact of the rate increase, which was also discussed in the quarterly results, is offset by a corresponding increase in retiree medical expense.

        Transportation revenue decreased by $439,000, primarily due to lower volumes and a reduction in transportation rates due to new off-peak rates included in the 1997 rate case. Other operating revenue increased by $1,259,000 compared to the six months ended June 30, 1997. $600,000 of the increase is attributable to the impact of the new aggregation tariff discussed above. The remainder of the increase is primarily due to an increase in various miscellaneous fees charged to customers as authorized in the 1997 rate case.

        Operation and maintenance expense decreased by $696,000 during the six months ended June 30, 1998 compared to the six months ended June 30, 1997. However, a charge of $516,000 related to the early retirement program is included in operation and maintenance expense for the six months ended June 30, 1998 (see Note 6 in the Notes to the Consolidated Financial Statements). The Company expects that the early retirement program will lower operating costs over the next several years. The Company actually experienced a decrease of $1,212,000 in operation and maintenance expense after excluding the charge related to the early retirement program. The decrease is due primarily to reductions in incentive compensation, due to lower company earnings, and reductions in compensation and pension expenses. The reductions in compensation and pension expenses are due primarily to the impact of the Company's early retirement program and changes to the Company's employee pension plans. The decreases were offset partially by increased retiree medical expense.

        Depreciation increased by $285,000 compared to the six months ended June 30, 1997 primarily due to utility plant additions. Income taxes decreased by $1,601,000 due to lower pre-tax earnings. Taxes other than income increased primarily due to property taxes on utility plant additions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (CONTINUED)


SIX-MONTH RESULTS - NON-REGULATED OPERATIONS

        Gas marketing margin for the six months ended June 30, 1998 decreased by $3,523,000 compared to the same period last year primarily due to the impact of warm weather on market conditions, increased competition and restructuring activities in the Company's gas marketing operation. The warm weather impacted market conditions by reducing price volatility which decreased gas marketing margins. Increased competition continues to put downward pressure on gas marketing margins. During the first six months of 1998 the Company terminated agreements with certain of its independent gas marketing representatives in an effort to reduce risks and improve long-term profitability.

        Gas marketing volumes and margins are subject to significant competitive factors. In addition to fluctuations caused by seasonal patterns, competition within the natural gas marketing industry continues to increase.

        Other operating revenue during the six months ended June 30, 1998 increased by $14,869,000 compared to the same period of the prior year. The increase is due primarily to the operating revenues recorded by Sub-Surface Construction Company, Maverick Pipeline Services, Inc., Utility Construction Services, Inc. and King Energy & Construction Company (new businesses). There were no revenues from these businesses recorded in the first six months of 1997 because they were not part of the Company's operations during that period.

        Operation and maintenance expense increased by $13,936,000 during the six months ended June 30, 1998 compared to the six months ended June 30, 1997. However, during the first six months of 1998, operation and maintenance expenses attributed to the new businesses totaled $15,259,000. This was offset by a $1,323,000 decrease due primarily to decreases in gas marketer incentive compensation partially offset by increased professional fees for additional services associated with closing the financial records at year-end.

        Depreciation increased by $1,028,000 compared to the six months ended June 30, 1997 primarily due to depreciation of equipment acquired as part of the Company's new businesses. Income taxes decreased by $1,283,000 compared to the six months ended June 30, 1997 due to lower pre-tax earnings. $413,000 of the decrease in income taxes is attributed to the Company's new businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (CONTINUED)


        The Company's new businesses (Sub-Surface Construction Company, Maverick Pipeline Services, Inc., Utility Construction Services, Inc., Hotflame Gas, Inc. and King Energy & Construction Company) account for a significant portion of the increased revenues and expenses of the Company's non-regulated operations. There are additional details regarding these new businesses and their seasonal cycles in the quarterly results. The new businesses generated an operating loss of $691,000 during the six months ended June 30, 1998. The loss from the new businesses is reflected in the results for the first six months of 1998 but not in the first six months of 1997 because the new businesses were not part of the Company's operations during that period.

SIX-MONTH RESULTS - NON-OPERATING INFORMATION

        Other income (loss), net , as shown in the Consolidated Statements of Income, increased by $597,000 compared to the six months ended June 30, 1997 due primarily to a non-recurring income tax benefit recognized during the first quarter of 1998. The income tax benefit relates to tax deductions available to the Company due to the operating results of the NOARK Pipeline System Partnership. The Company's interest in the NOARK Pipeline System Partnership was sold on January 14, 1998 (see Note 4 in the Notes to the Consolidated Financial Statements).

        Interest on long-term debt, as shown in the Consolidated Statements of Income, increased by $1,681,000 due to the increase in long-term debt compared to the six months ended June 30, 1997. During the fourth quarter of 1997, the Company issued $60,000,000 of private placement debt to reduce notes payable to banks incurred to finance the Company's ongoing capital expenditure program and for general corporate purposes. During the second quarter of 1998, the Company refinanced $23,548,000 of long-term debt using short-term debt (see Note 1 in the Notes to the Consolidated Financial Statements and the Future Financing Sources section).

        Other interest, as shown in the Consolidated Statements of Income, decreased by $485,000 as a result of the above described refinancing during the fourth quarter of 1997 offset partially by the impact of the refinancing during the second quarter of 1998 and additional borrowings for utility plant additions and other general corporate purposes.

        The Consolidated Statements of Income for the six months ended June 30, 1998 include after-tax income of $1,784,000 from a change in the method of accounting for property taxes by the Company's gas distribution business (see
Note 1 in the Notes to the Consolidated Financial Statements). The six month results also include an extraordinary charge of $499,000 after-tax, related to the early redemption of a portion of the Company's long-term debt ( see Note 1 in the Notes to the Consolidated Financial Statements).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (CONTINUED)


TWELVE-MONTH RESULTS - GAS DISTRIBUTION OPERATION

        Lower gas sales due to warmer weather during the twelve months ended June 30, 1998, offset partially by continued customer growth and the impact of the October 1997 rate increase, reduced gas sales margin by $6,453,000 compared to the twelve months ended June 30, 1997. The weather was 11% warmer during the twelve months ended June 30, 1998 compared to the same period of the prior year and 12% warmer than normal. Gas volumes sold were 36,316,000 Mcf compared to 42,867,000 Mcf for the twelve months ended June 30, 1997.

        Other operating revenue increased by $850,000 primarily due to the additional fees for transportation customers discussed in the quarterly results.

        Operation and maintenance expense decreased by $310,000 during the twelve months ended June 30, 1998 compared to the twelve months ended June 30, 1997. However, a charge of $516,000 related to the early retirement program is included in operation and maintenance expense for the twelve months ended June 30, 1998 (see Note 6 in the Notes to the Consolidated Financial Statements). The offsetting $826,000 decrease is attributable mainly to reduced compensation, pension and employee benefit expenses offset by increased retiree medical expenses.

        Depreciation increased by $474,000 compared to the twelve months ended June 30, 1997 primarily due to utility plant additions. Income taxes decreased by $2,107,000 due to lower pre-tax earnings. Taxes other than income taxes increased by $443,000 primarily due to property taxes on additional utility plant in service.

TWELVE-MONTH RESULTS - NON-REGULATED OPERATIONS

        During the twelve months ended June 30, 1998, gas volumes marketed increased by 15% compared to the twelve months ended June 30,1997. Gas marketing margin during the same period decreased by $939,000 primarily due to decreases in per unit margins, the effect of warm weather on market conditions during the first six months of 1998 and the restructuring activities discussed in the quarterly and six month results, offset partially by the impact of the increase in volumes. Gas marketing volumes and margins are subject to significant competitive factors. In addition to fluctuations caused by seasonal patterns, competition within the natural gas marketing industry continues to increase.

        Other operating revenue during the twelve months ended June 30, 1998 increased by $28,408,000 compared to the same period of the prior year. The increase is due to the operating revenues recorded by Sub-Surface Construction Company, Maverick Pipeline Services, Inc., Utility Construction Services, Inc. and King Energy & Construction Company (new businesses). There were no revenues from these businesses recorded in the twelve months ended June 30, 1997 because they were not part of the Company's operations during that period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (CONTINUED)


        Operation and maintenance expense increased by $26,942,000 during the twelve months ended June 30, 1998 compared to the twelve months ended June 30, 1997. $26,818,000 of the increase is attributable to the new businesses. The remaining $124,000 is primarily due to increased professional fees for additional services associated with closing the financial records at year-end and services related to a 1997 computer systems enhancement project offset partially by decreases in gas marketer incentive compensation.

        Depreciation increased by $1,823,000 compared to the twelve months ended June 30, 1997 primarily due to depreciation of equipment acquired as part of the Company's new businesses. Income taxes decreased by $466,000 compared to the twelve months ended June 30, 1997 due to lower pre-tax earnings.
$129,000 of the decrease in income taxes is attributed to the new businesses. The increase in taxes other than income taxes is also attributed primarily to the new businesses.

TWELVE-MONTH RESULTS - NON-OPERATING INFORMATION

        Net loss, as shown in the Consolidated Statements of Income, for the twelve months ended June 30, 1997 includes a $21,000,000 after-tax write-down of the Company's NOARK investment. Net income for the twelve months ended June 30, 1998 includes $5,025,000 of after-tax income related to the December 1997 adjustment to the NOARK reserve based on the then pending sale. The increase in other income during the twelve month period ended June 30, 1998 is primarily due to the non-recurring income tax benefit discussed in the six month results and NOARK losses. The twelve month period ended June 30, 1997 includes six months of NOARK losses totaling $896,000. As a result of the December 1996 write-down of the NOARK investment, no losses were incurred subsequent to that date.

        The increase in interest on long-term debt, as shown in the Consolidated Statements of Income, is due to the $60,000,000 private placement debt offset partially by the refinancing in April of 1998 as discussed in the quarterly results.

        The Consolidated Statement of Income for the twelve months ended June 30, 1998 include after-tax income of $1,784,000 from a change in the method of accounting for property taxes by the Company's gas distribution business (see
Note 1 in the Notes to the Consolidated Financial Statements). The twelve months ended June 30, 1998 also include an extraordinary charge of $499,000 after-tax, related to the early redemption of a portion of the Company's long-term debt (see Note 1 in the Notes to the Consolidated Financial Statements).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

        Net cash from operating activities for the three, six and twelve month periods ended June 30, 1998, as compared to the same periods last year, decreased $28,148,000, $3,026,000 and $18,581,000, respectively. The changes in operating cash flows between periods is primarily due to changes in net income and the timing of cash receipts and cash payments and its effect on working capital.

        The Company anticipates spending approximately $11,300,000 for capital items during the remainder of 1998. These estimated amounts will primarily relate to customer additions and system replacement in the gas distribution operation. This amount does not include any sum for business acquisitions, if any, the Company may effect during the remainder of 1998.

        See Note 4 in the Notes to the Consolidated Financial Statements for a discussion of the amounts to be paid in conjunction with the sale of the Company's partnership interest in the NOARK Pipeline System.

        Financing activities contributed $13,662,000 in funds during the second quarter of 1998, primarily for notes payable to banks used to fund gas purchases and normal gas distribution construction.

FUTURE FINANCING SOURCES

        The Company's operating cash flow needs, as well as dividend payments and capital expenditures for the balance of 1998, are expected to be met primarily through operating activities and short-term borrowings. However, if the Company makes any business acquisitions during the year, they may be financed with stock or long-term debt. At June 30, 1998, the Company had $44,800,000 in unused lines of credit.

        On April 15, 1998, the Company redeemed all of its outstanding 8 5/8% debentures due April 15, 2017 (see Note 1 in the Notes to the Consolidated Financial Statements). The redemption was accomplished using short-term debt but the Company intends to convert the short-term debt to long-term debt before the end of 1998.

        On July 24, 1998 a registration statement, filed by the Company with the SEC under the Securities Act of 1933 became effective pursuant to which medium-term notes, common stock and/or trust preferred securities in any combination up to $200,000,000 were registered for sale. (see Note 7 in the Notes to the Consolidated Financial Statements).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (CONTINUED)


YEAR 2000

        The Company has initiated an enterprise-wide program to prepare its computer systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Testing and conversion of system applications is expected to cost approximately $1,000,000 to $1,500,000 spread over the next year.
A significant portion of these costs is not likely to be incremental, but rather will represent the redeployment of existing information technology resources. The Company has developed, and already is implementing, a detailed "Year-2000" strategy which identifies each software application utilized by the Company and the steps necessary to ensure its continued viability in the coming years. The Company believes it has identified all significant internal systems and applications that require attention of some form in order to be year-2000 ready. The Company has begun taking steps to correct the systems identified.
The Company currently plans to have all year-2000 issues addressed by the first quarter of 1999.

        The Company has identified what it believes are its most significant worst case year-2000 scenarios. These scenarios are (i) interference with the Company's ability to receive and deliver gas to customers; (ii) interference with the Company's ability to monitor gas pressure throughout the Company's gas distribution system and (iii) interference with the Company's ability to bill and receive payments from customers. As discussed above, the Company has begun taking the steps necessary to ensure that these worse case scenarios are addressed by the first quarter of 1999. This should allow enough time to properly test the systems and applications to ensure that they are functional for year-2000.

        The Company is in the process of surveying its large suppliers and customers regarding their year-2000 plans and issues. The Company does not currently have enough data to make an accurate assessment of the impact of its supplier's and customer's year-2000 readiness.

NEW ACCOUNTING PRONOUNCEMENTS

        In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of or method of our adoption of Statement 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (CONTINUED)


FORWARD LOOKING STATEMENTS

        This Quarterly Report on Form 10Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Commission's Rule 3b-6 under the Exchange Act. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical areas where SEMCO does business; (iii) the capital intensive nature of SEMCO's business; (iv) increased competition within the energy marketing industry as well as from alternative forms of energy; (v) the timing and extent of changes in commodity prices for natural gas; (vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) SEMCO's ability to bid on and win business contracts; (viii) the nature, availability and projected profitability of potential investments available to SEMCO and (ix) the conditions of capital markets and equity markets.

                           PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS.

        None.


ITEM 2. CHANGES IN SECURITIES.

        None.


ITEM 3. Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

        At the April 21, 1998 Annual Meeting of Common Shareholders the following nominees were elected to hold office on the Board of Directors for a term of three years:



               Name                  Votes For      Votes Withheld
               ----                  ---------      --------------
        William L. Johnson           9,351,338          440,908
        Bruce G. Macleod             9,314,355          477,891
        Donald W. Thomason           9,384,356          407,890




ITEM 5. Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) List of Exhibits - (See page 28 for the Exhibit Index.)

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

    (b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the second quarter of 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEMCO ENERGY, INC.
                                            (Registrant)



Dated:  August 13, 1998
                                        By: /s/Robert J. Digan, II
                                            ------------------------------------
                                            Robert J. Digan, II
                                            Senior Vice President and
                                            Principal Accounting and Financial
                                            Officer

                                 EXHIBIT INDEX
                                   Form 10-Q
                              Second Quarter 1998



                                                                       Filed
                                                               ----------------------
Exhibit                                                                      By
  No.                       Description                        Herewith     Reference
--------                    -----------                        --------     ---------
 2             Plan of Acquisition, etc.                           NA         NA
 3.(i).1       Articles of Incorporation of SEMCO Energy,
               Inc., as restated July 11, 1989.(a)                            x
 3.(i).2       Certificate of Amendment to Article III
               of the Articles of Incorporation dated
               May 16, 1990.(b)                                               x
 3.(i).3       Certificate of Amendment to Articles I,
               III and VI of the Articles of Incorporation
               dated April 16, 1997.(j)                                       x
 3.(ii)        Bylaws--last revised August 15, 1997.(k)                       x
 4.1           Trust Indenture dated April 1, 1992, with
               NBD Bank, N.A. as Trustee.(c)                                  x
 4.2           Note Agreement dated as of June 1, 1994,
               relating to issuance of $80,000,000 of
               long-term debt.(e)                                             x
 4.3           Rights Agreement dated as of April 15, 1997
               with Continental Stock Transfer & Trust Company,
               as Rights Agent.(h)                                            x
 4.4           Note Agreement dated as of October 1, 1997,
               relating to issuance of $60,000,000 of
               long-term debt.(k)                                             x
10             Material Contracts.
10.1           Short-Term Incentive Plan.(d)                                  x
10.2           Deferred Compensation and Phantom Stock
               Purchase Agreement (for outside
               directors only).(f)                                            x
10.3           Supplemental Retirement Plan for Certain
               Officers.(g)                                                   x
10.4           1997 Long-Term Incentive Plan.(h)                              x
10.5           Stock Option Certificate and Agreement
               dated October 10, 1996 with
               William L. Johnson.(i)                                         x
10.6           Stock Option Certificate and Agreement
               dated February 26, 1997 with
               William L. Johnson.(i)                                         x
10.7           Employment Agreement dated October 10, 1996,
               with William L. Johnson.(j)                                    x
10.8           Change of Control Employment Agreement dated
               October 10, 1996, with William L. Johnson.(j)                  x
10.9           Form of Change in Control Agreement
               effective March 20, 1998, for all
               officers except Mr. Johnson.(m)                                x
11             Statement re[A computation of per share earnings.   NA         NA


                                EXHIBIT INDEX
                                 (Continued)
                                  Form 10-Q
                             Second Quarter 1998


                                                                          Filed
                                                                   --------------------
Exhibit                                                                          By
  No.                 Description                                  Herewith   Reference
--------              -----------                                  --------   ---------
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



Key to Exhibits Incorporated by Reference

     (a) Filed with SEMCO Energy, Inc.'s Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (b) Filed with SEMCO Energy, Inc.'s Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (c) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.
     (d) Filed with SEMCO Energy, Inc.'s Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (e) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (f) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (g) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1996, File No. 0-8503.
     (h) Filed March 6, 1997 as part of SEMCO Energy, Inc.'s 1997 Proxy Statement, dated March 7, 1997, File No. 0-8503.
     (i) Filed with SEMCO Energy, Inc.'s Form 10-K for 1996, dated March 27, 1997, File No. 0-8503.
     (j) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1997, File No. 0-8503.
     (k) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1997, File No. 0-8503.
     (l) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1998, File No. 0-8503.
     (m) Filed with SEMCO Energy, Inc.'s Form 10-Q/A for the quarter ended March 31, 1998, File No. 0-8503.