Form 10-Q
period 1998-09-30
SEMCO ENERGY INC
filed 1998-11-13
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1998

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

The number of shares of common stock outstanding as of October 31, 1998, is 16,405,691.

                              INDEX TO FORM 10-Q
                              ------------------

                     For Quarter Ended September 30, 1998



                                                                        Page
                                                                       Number
                                                                       ------

COVER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1


INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2


PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .     3

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . .    13


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .    30

   Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . .    30

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .    30


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                             SEMCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
               (Thousands of Dollars Except Per Share Amounts)
                                                                Three Months Ended      Nine Months Ended      Twelve Months Ended
                                                                   September 30,          September 30,           September 30,
                                                                ------------------     -------------------     -------------------
                                                                  1998      1997         1998       1997         1998     1997<F1>
                                                                --------  --------     --------   --------     --------   --------
OPERATING REVENUE
  Gas sales                                                     $ 21,520  $ 24,053     $119,332   $150,237     $187,275   $219,365
  Gas marketing                                                   73,370    91,380      285,271    330,079      482,156    453,369
  Transportation                                                   2,367     2,654        8,917      9,643       12,518     13,191
  Other operations                                                 9,980     5,761       24,859      8,105       28,640      9,266
                                                                --------  --------     --------   --------     --------   --------
                                                                $107,237  $123,848     $438,379   $498,064     $710,589   $695,191
                                                                --------  --------     --------   --------     --------   --------
OPERATING EXPENSES
  Cost of gas sold                                              $ 13,698  $ 16,036     $ 78,085   $103,306     $125,747   $151,962
  Cost of gas marketed                                            72,108    90,175      281,266    322,610      476,813    446,457
  Operations and maintenance                                      16,170    13,711       48,718     36,551       62,729     46,788
  Depreciation                                                     3,888     3,346       11,423      9,568       14,718     12,392
  Income taxes                                                    (1,679)   (1,789)         165      3,328        2,242      5,406
  Taxes other than income taxes                                    2,416     2,274        7,157      6,867        9,624      8,817
                                                                --------  --------     --------   --------     --------   --------
                                                                $106,601  $123,753     $426,814   $482,230     $691,873   $671,822
                                                                --------  --------     --------   --------     --------   --------
OPERATING INCOME                                                $    636  $     95     $ 11,565   $ 15,834     $ 18,716   $ 23,369
Write-down of NOARK investment, net of income taxes of $11,308        --        --           --         --           --    (21,000)
Adjustment to NOARK reserve, net of income taxes of $2,705            --        --           --         --        5,025         --
Other income (loss), net                                             371       (31)       1,014         15        1,131       (317)
                                                                --------  --------     --------   --------     --------   --------
INCOME BEFORE INTEREST CHARGES                                  $  1,007  $     64     $ 12,579   $ 15,849     $ 24,872   $  2,052
                                                                --------  --------     --------   --------     --------   --------
INTEREST CHARGES
  Interest on long-term debt                                    $  2,672   $ 2,129     $  8,609   $  6,385     $ 11,614   $  8,513
  Other interest                                                     941       938        1,987      2,469        2,764      3,315
  Amortization of debt expense                                       108        97          320        287          425        380
  Dividends on preferred stock                                        48        48          145        145          193        194
                                                                --------  --------     --------   --------     --------   --------
                                                                $  3,769  $  3,212     $ 11,061   $  9,286     $ 14,996   $ 12,402
                                                                --------  --------     --------   --------     --------   --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING METHOD CHANGE AND EXTRAORDINARY CHARGE             $ (2,762) $ (3,148)    $  1,518   $  6,563     $  9,876   $(10,350)
Cumulative effect of change in accounting method for
  property taxes, net of income taxes of $960                         --        --        1,784         --        1,784         --
Extraordinary charge due to early retirement of debt,
  net of income taxes of $269                                         --        --         (499)        --         (499)        --
                                                                --------  --------     --------   --------     --------   --------
NET INCOME (LOSS)                                               $ (2,762) $ (3,148)    $  2,803   $  6,563     $ 11,161   $(10,350)
                                                                ========  ========     ========   ========     ========   ========
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                   $   (.18) $   (.23)    $    .19   $    .48     $    .78   $   (.76)
                                                                ========  ========     ========   ========     ========   ========
CASH DIVIDENDS PER SHARE                                        $    .19  $    .19     $    .57   $    .56     $    .76   $    .74
                                                                ========  ========     ========   ========     ========   ========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)        15,356    13,705       14,520     13,677       14,333     13,677
                                                                ========  ========     ========   ========     ========   ========

<F1>
Restated - See note 1 of the notes to the consolidated financial statements.

The notes to the consolidated financial statements are an integral part of these statements.

                             SEMCO ENERGY, INC.
                         CONSOLIDATED BALANCE SHEETS


                                 A S S E T S

                                      (Unaudited)                  (Unaudited)
                                     September 30,  December 31,  September 30,
                                         1998          1997           1997
                                       --------      --------       --------
                                               (Thousands of Dollars)
UTILITY PLANT
  Plant in service, at cost            $374,222      $360,022       $357,586
    Less - Accumulated depreciation     111,937       102,790        102,325
                                       --------      --------       --------
                                       $262,285      $257,232       $255,261
OTHER PROPERTY, net                      24,089        18,230         18,563
                                       --------      --------       --------
                                       $286,374      $275,462       $273,824
                                       --------      --------       --------
CURRENT ASSETS
  Cash and temporary cash
    investments, at cost               $  2,229      $  3,985       $  6,417
  Receivables, less allowances of
    $1,725 at September 30, 1998,
    $1,498 at December 31, 1997
    and $590 at September 30, 1997       10,485        50,154         17,988
  Accrued revenue                        27,504        66,998         42,989
  Materials and supplies, at
    average cost                          2,470         2,924          3,089
  Gas in underground storage             58,017        36,083         48,348
  Gas charges, recoverable
    from customers                       14,778        19,931         17,960
  Accumulated deferred income taxes          --            --            283
  Other                                   9,715        11,702          6,579
                                       --------      --------       --------
                                       $125,198      $191,777       $143,653
                                       --------      --------       --------
DEFERRED CHARGES
  Unamortized debt expense             $  5,442      $  5,284       $  5,173
  Deferred gas charges, recoverable
    from customers                           --            --             29
  Advances to equity investees               --         8,370          7,546
  Other                                  30,850        24,594         24,817
                                       --------      --------       --------
                                       $ 36,292      $ 38,248       $ 37,565
                                       --------      --------       --------
                                       $447,864      $505,487       $455,042
                                       ========      ========       ========

The notes to the consolidated financial statements are an integral part of these statements.

                              SEMCO ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS

                   STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                                           (Unaudited)                    (Unaudited)
                                                          September 30,   December 31,   September 30,
                                                              1998           1997            1997
                                                            --------       --------        --------
                                                                     (Thousands of Dollars)
COMMON STOCK EQUITY
  Common stock-par value $1 per share,
    20,000,000 shares authorized; 16,384,860,
    13,204,147 and 13,078,442 shares outstanding            $ 16,385       $ 13,204        $ 13,078
  Capital surplus                                            116,478         81,938          79,921
  Retained earnings (deficit)                                 (6,104)          (640)         (2,540)
                                                            --------       --------        --------
                                                            $126,759       $ 94,502        $ 90,459
                                                            --------       --------        --------
CUMULATIVE CONVERTIBLE PREFERRED STOCK
  Convertible preferred stock - par value $1 per share;
    authorized 500,000 shares issuable in series; each
    convertible to 4.11 common shares                       $      6       $      7        $      7
  Capital surplus                                                149            162             162
                                                            --------       --------        --------
                                                            $    155       $    169        $    169
                                                            --------       --------        --------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
  $100 par value (redemption price $105 per share);
    authorized 50,000 shares issuable in series;
    31,000 shares outstanding                               $  3,100       $  3,100        $  3,100
                                                            --------       --------        --------
LONG-TERM DEBT INCLUDING CAPITAL LEASES                     $140,009       $163,548        $103,548
                                                            --------       --------        --------
CURRENT LIABILITIES
  Notes payable to banks                                    $ 71,140       $ 71,019        $ 98,900
  Accounts payable                                            38,650         79,842          63,717
  Customer advance payments                                    8,707          8,035           7,207
  Accrued taxes                                                   --             --           1,118
  Accrued interest                                             4,337          1,985           2,808
  Accumulated deferred income taxes                            1,154          1,150              --
  Other                                                        7,225         13,986           6,804
                                                            --------       --------        --------
                                                            $131,213       $176,017        $180,554
                                                            --------       --------        --------
DEFERRED CREDITS
  Reserve for equity investment                             $     --       $ 25,212        $ 32,942
  Accumulated deferred income taxes                           22,258         15,046          10,607
  Unamortized investment tax credit                            2,314          2,515           2,581
  Customer advances for construction                           3,470          3,935           7,801
  Other                                                       18,586         21,443          23,281
                                                            --------       --------        --------
                                                            $ 46,628       $ 68,151        $ 77,212
                                                            --------       --------        --------
                                                            $447,864       $505,487        $455,042
                                                            ========       ========        ========

The notes to the consolidated financial statements are an integral part of these statements.

                              SEMCO ENERGY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Thousands of Dollars)
                                                               Three Months Ended       Nine Months Ended      Twelve Months Ended
                                                                  September 30,           September 30,           September 30,
                                                               -------------------     -------------------     -------------------
                                                                 1998       1997         1998       1997         1998     1997<F1>
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                 $112,910   $117,784     $525,855   $556,899     $733,861   $681,020
  Cash paid for payrolls and to suppliers                      (127,246)  (134,108)    (475,821)  (505,320)    (702,778)  (637,569)
  Interest paid                                                    (912)    (1,288)      (8,244)    (7,316)     (12,849)   (11,717)
  Income taxes paid                                              (1,500)      (100)      (2,100)    (3,100)      (2,153)    (3,100)
  Taxes other than income taxes paid                             (3,794)    (3,282)      (6,191)    (5,382)     (10,403)    (9,243)
  Other cash receipts and payments, net                             817        152          766        393        1,312        479
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM OPERATING ACTIVITIES                         $(19,725)  $(20,842)    $ 34,265   $ 36,174     $  6,990   $ 19,870
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Natural gas distribution property additions                  $ (5,780)  $ (8,551)    $(15,263)  $(23,116)    $(20,348)  $(36,166)
  Other property additions                                         (727)      (621)      (1,984)      (767)      (2,397)      (857)
  Proceeds from property sales, net of retirement costs             533         (1)         339        200          512        481
  Acquisition of businesses, net of cash acquired                    --    (14,966)          26    (14,966)        (125)   (14,966)
  Advances to equity investees                                       --       (820)      (4,284)    (2,484)      (5,108)    (3,328)
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM INVESTING ACTIVITIES                         $ (5,974)  $(24,959)    $(21,166)  $(41,133)    $(27,466)  $(54,836)
                                                               --------   --------     --------   --------     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                     $ 27,683   $  1,384     $ 31,034   $  4,092     $ 32,816   $  5,308
  Repurchase of common stock                                         --       (282)          --     (2,982)         (89)    (4,491)
  Net change in notes payable to banks                              (28)    48,200       (3,405)     7,800      (31,286)    47,200
  Net change in notes payable - other                                --         --       (9,205)        --       (9,205)        --
  Costs related to early extinguishment of debt                      --         --         (941)        --       59,059         --
  Costs related to issuance of debt and stock                      (274)        --         (373)        --         (373)        --
  Repayment of long-term debt                                        (4)        --      (23,554)       (25)     (23,554)       (25)
  Payment of dividends                                           (2,940)    (2,670)      (8,411)    (7,741)     (11,080)   (10,269)
                                                               --------   --------     --------   --------     --------   --------
    NET CASH FROM FINANCING ACTIVITIES                         $ 24,437   $ 46,632     $(14,855)  $  1,144     $ 16,288   $ 37,723
                                                               --------   --------     --------   --------     --------   --------
CASH AND TEMPORARY CASH INVESTMENTS
  Net increase (decrease)                                      $ (1,262)  $    831     $ (1,756)  $ (3,815)    $ (4,188)  $  2,757
  Beginning of Period                                             3,491      5,586        3,985     10,232        6,417      3,660
                                                               --------   --------     --------   --------     --------   --------
  End of Period                                                $  2,229   $  6,417     $  2,229   $  6,417     $  2,229   $  6,417
                                                               ========   ========     ========   ========     ========   ========
RECONCILIATION OF NET INCOME TO
 NET CASH FROM OPERATING ACTIVITIES
  Net income (loss)                                            $ (2,762)  $ (3,148)    $  2,803   $  6,563     $ 11,161   $(10,350)
  Adjustments to reconcile net income (loss) to
   net cash from operating activities:
    Depreciation                                                  3,888      3,346       11,424      9,568       14,719     12,392
    Extraordinary charge                                             --         --          499         --          499         --
    Write-down of NOARK investment, net                              --         --           --         --           --     21,000
    Adjustment to reserve for NOARK investment, net                  --         --           --         --       (5,025)        --
    Deferred taxes and investment tax credits                       (24)        (1)      (3,031)       374           37      2,560
    Equity (income) loss, net of distributions                      172        107         (266)        39           97        538
    Receivables                                                   7,911      8,612       39,603     29,973        6,516      4,585
    Accrued revenue                                              (1,835)   (11,918)      39,495     33,560       15,486    (14,170)
    Materials and supplies and gas in underground storage       (14,269)   (25,711)     (21,481)   (14,816)      (9,840)   (13,090)
    Gas charges, recoverable from customers                      (5,500)    (7,202)       6,194     (4,169)       4,223     (3,464)
    Other current assets                                         (2,528)    (2,232)       3,793      4,547        1,776        (84)
    Accounts payable                                             (8,266)    13,603      (41,848)   (32,403)     (29,912)    20,183
    Customer advances and amounts payable to customers            4,323      5,377          206        838       (2,895)        59
    Accrued taxes                                                (2,660)    (2,582)      (1,608)       875       (3,459)    (2,158)
    Other, net                                                    1,825        907       (1,518)     1,225        3,607      1,869
                                                               --------   --------     --------   --------     --------   --------
      NET CASH FROM OPERATING ACTIVITIES                       $(19,725)  $(20,842)    $ 34,265   $ 36,174     $  6,990   $ 19,870
                                                               ========   ========     ========   ========     ========   ========

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

     Supplemental Cash Flow Information.  Supplemental cash flow information for the three, nine and twelve months ended September 30, 1998 and 1997 is as follows (in thousands of dollars):
                                                Three Months Ended    Nine Months Ended   Twelve Months Ended
                                                    September 30,       September 30,        September 30,
                                                ------------------   ------------------   -------------------
                                                1998         1997      1998       1997      1998        1997
                                                -----      -------   -------    -------   -------     -------
Acquisitions of Businesses,
  Net of Cash Acquired
    Fair value of assets acquired               $  --      $21,284   $ 9,865    $21,284   $11,045     $21,284
    Liabilities assumed                            --       (5,884)   (3,556)    (5,884)   (4,002)     (5,884)
    Capital stock issued for acquisitions          --           --    (6,309)        --    (6,759)         --
                                                -----      -------   -------    -------   -------     -------
    Cash paid                                   $  --      $15,400   $     0    $15,400   $   284     $15,400
    Less cash acquired                             --          434        26        434       159         434
                                                -----      -------   -------    -------   -------     -------
Net Cash Paid/(Received) for Acquisitions       $  --      $14,966   $   (26)   $14,966   $   125     $14,966
                                                =====      =======   =======    =======   =======     =======

     Extraordinary Charge. During the second quarter of 1998, the Company redeemed all of its outstanding 8 5/8% debentures due April 15, 2017 at a redemption price of 104% of the principal amount of $23,548,000. The payment of the call premium and the unamortized debt expense associated with the non-regulated operations of the Company is reflected as an extraordinary charge of $499,000 after taxes.

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

     Restatement of Financial Statements. The consolidated statements of income and cash flows for the twelve months ended September 30, 1997 have been restated as more fully described in the Company's 1997 Annual Report on Form 10-K. The results contained herein reflect the restatement.

(2)  EARNINGS PER SHARE

     The computations of basic and diluted earnings (loss) per share for the three, nine and twelve months ended September 30, 1998 and 1997 are as follows (in thousands except per share amounts):
                                                Three Months Ended   Nine Months Ended    Twelve Months Ended
                                                   September 30,        September 30,        September 30,
                                                ------------------   ------------------   -------------------
                                                  1998       1997      1998       1997      1998       1997
                                                -------    -------   -------    -------   -------    --------
Basic Earnings (Loss) Per Share Computation
  Income (loss) before cumulative effect of
    accounting change and extraordinary charge  $(2,762)   $(3,148)  $ 1,518    $ 6,563   $ 9,876    $(10,350)
  Cumulative effect of change in accounting
    for property taxes                               --         --     1,784         --     1,784          --
  Extraordinary charge                               --         --      (499)        --      (499)         --
                                                -------    -------   -------    -------   -------    --------
  Net Income (Loss)                             $(2,762)   $(3,148)  $ 2,803    $ 6,563   $11,161    $(10,350)
                                                =======    =======   =======    =======   =======    ========

  Weighted average common shares outstanding     15,356     13,705    14,520     13,677    14,333      13,677

  Earnings (Loss) Per Share - Basic
    Income (loss) before cumulative effect of
      accounting change and
      extraordinary charge                      $  (.18)   $  (.23)  $   .10    $   .48   $   .69    $   (.76)
    Cumulative effect of change in accounting
      for property taxes                             --         --       .12         --       .12          --
    Extraordinary charge                             --         --      (.03)        --      (.03)         --
                                                -------    -------   -------    -------   -------    --------
    Net Income (Loss)                           $  (.18)   $  (.23)  $   .19    $   .48   $   .78    $   (.76)
                                                =======    =======   =======    =======   =======    ========

Diluted Earnings (Loss) Per Share Computation
  Income (loss) before cumulative effect of
    accounting change and extraordinary charge  $(2,762)   $(3,148)  $ 1,518    $ 6,563   $ 9,876    $(10,350)
  Adjustment for effect of assumed conversions:
    Preferred convertible stock dividends            --         --        11         12        15          --
                                                -------    -------   -------    -------   -------    --------
  Adjusted income (loss) before cumulative
    effect of accounting change and
    extraordinary charge                        $(2,762)   $(3,148)  $ 1,529    $ 6,575   $ 9,891    $(10,350)
  Cumulative effect of change in accounting
    for property taxes                               --         --     1,784         --     1,784          --
  Extraordinary charge                               --         --      (499)        --      (499)         --
                                                -------    -------   -------    -------   -------    --------
  Net Income (Loss)                             $(2,762)   $(3,148)  $ 2,814    $ 6,575   $11,176    $(10,350)
                                                =======    =======   =======    =======   =======    ========

  Weighted average common shares outstanding     15,356     13,705    14,520     13,677    14,333      13,677
  Incremental shares from assumed conversions:
    Preferred convertible stock                      --         --        26         28        26          --
    Stock options converted                          --         --         2          1         2          --
                                                -------    -------   -------    -------   -------    --------
  Diluted weighted average common
    shares outstanding                           15,356     13,705    14,548     13,706    14,361      13,677
                                                =======    =======   =======    =======   =======    ========

  Earnings (Loss) Per Share - Basic
    Income (loss) before cumulative effect of
      accounting change and
      extraordinary charge                      $  (.18)   $  (.23)  $   .10    $   .48   $   .69    $   (.76)
    Cumulative effect of change in accounting
      for property taxes                             --         --       .12         --       .12          --
    Extraordinary charge                             --         --      (.03)        --      (.03)         --
                                                -------    -------   -------    -------   -------    --------
    Net Income (Loss)                           $  (.18)   $  (.23)  $   .19    $   .48   $   .78    $   (.76)
                                                =======    =======   =======    =======   =======    ========

     As a result of the loss from continuing operations for the three months ended September 30,1998 and 1997, and the twelve months ended September 30, 1997, basic loss per share was not adjusted because to do so would be antidilutive.


(3)  CAPITALIZATION

Common Stock Equity
-------------------

     On October 8, 1998 the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.20 per share payable on November 15 to shareholders of record at the close of business on November 5.

     In August 1998, the Company paid a quarterly cash dividend on common stock of $.20 per share. Of the total cash dividend of $2,892,000, $817,000 was reinvested by shareholders into common stock through participation in the Company's Direct Stock Purchase and Dividend Reinvestment Plan (DRIP). This portion of the quarterly dividend and shareholders' optional cash payments of $1,008,000, resulted in 113,715 new shares issued to existing shareholders during the quarter pursuant to the DRIP.

     On July 8, 1998, the Company and SEMCO Capital Trust filed a registration statement on Form S-3 (Registration Statement) with the Securities and Exchange Commission (Commission) for the registration of debt securities and common stock of the Company and trust preferred securities of SEMCO Capital Trust in any combination up to $200,000,000. A guaranty of the Company in connection with the trust preferred securities was also registered. The registration statement was declared effective by the Commission on July 24, 1998.

     During the third quarter, the Company issued and sold 1,820,000 shares of its common stock registered pursuant to the Registration Statement in a public offering. Proceeds of the offering were $26,153,400, after underwriting discounts but before expenses. The proceeds from the common stock issuance were used to repay short-term debt and for general corporate purposes.

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

     The sale of NOARK releases the Company from all its NOARK guarantees, which related to 40% of NOARK's debt. Furthermore, the Company agreed to pay approximately $9,200,000, $3,100,000 and $800,000 to EAPC in April 1998, 1999
and 2000, respectively. In return, the Company will receive annual payments for seventeen years beginning July 1, 2004 in the amount of $842,000 from EAPC. The $21,000,000 (after-tax) reserve for the NOARK investment provided at year-end 1996 was adjusted by a $5,025,000 (after-tax) reduction at year-end 1997 to record the terms of the sale.

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


(5)  ACQUISITIONS

     On May 15, 1998, a subsidiary of the Company purchased the assets and business of King Energy & Construction, Inc. (King Energy) for 18,062 shares of common stock. King Energy which is located in Tennessee, is a multi-utility service provider furnishing water, sewer and natural gas construction services to customers.

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


(6)  EARLY RETIREMENT PROGRAM

     The Company offered an early retirement program to all eligible employees during the first quarter of 1998. In addition, the Company also offered all eligible employees the additional option of receiving a lump sum pension benefit if they elected to retire during the period of January 14, 1998 through February 27, 1998. One hundred and one employees accepted the early retirement offer. A pre-tax charge of $516,000 was recognized during the first quarter of 1998 in the Company's results of operations based on the then available information. The final actuarial analyses were performed during the third quarter of 1998 and the Company's outside actuaries determined that there was actually a one-time reduction in employee benefit expenses of $344,000 as a result of the early retirement program. The Company recorded a positive adjustment of $860,000 in the third quarter of 1998 to reflect the one-time $344,000 benefit expense reduction and the reversal of the $516,000 pre-tax charge in the Company's results of operations for the nine months ended September 30, 1998.

(7)  SUBSEQUENT EVENT

     On November 3, 1998, a subsidiary of SEMCO Energy, Inc. exchanged 905,202 shares of SEMCO Energy, Inc. common stock for 100% of the outstanding shares of Oilfield Materials Consultants, Inc. (OMC). OMC is an engineering and consulting firm located in Texas that specializes in quality control and quality assurance services for the natural gas, oil transmission, and exploration/production industries. The acquisition of OMC will be accounted for as a pooling of interests, and all consolidated financial data will be restated in the 1998 Form 10-K and all subsequent filings with the Securities and Exchange Commission to incl-ude the financial data of OMC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     Net loss for the quarter ended September 30, 1998 was $2,762,000 ($.18 per share) compared to a net loss of $3,148,000 ($.23 per share) for the quarter ended September 30, 1997. On a weather-normalized basis, the net loss would have been $2,112,000 ($.14 per share) for the quarter ended September 30, 1998 compared to $2,848,000 ($.21 per share) for the same period of the prior year.

     Net Income for the nine months ended September 30, 1998, after a change in accounting method and an extraordinary charge, was $2,803,000 ($.19 per share) compared to $6,563,000 ($.48 per share) for the nine months ended September 30, 1997. Net income for the nine months ended September 30, 1998, before the change in accounting method and the extraordinary charge, was $1,518,000 ($.10 per share). On a weather-normalized basis, including the change in accounting method and extraordinary charge, the net income would have been $7,303,000 ($.50 per share) for the nine months ended September 30, 1998 compared to $6,563,000 ($.48 per share) for the same period of the prior year.

     Net income for the twelve months ended September 30, 1998, after a change in accounting method and an extraordinary charge, was $11,161,000 ($.78 per share) compared to a net loss of $10,350,000 ($.76 per share) for the twelve months ended September 30, 1997. Net income for the twelve months ended September 30, 1998, before the change in accounting method and the extraordinary charge, was $9,876,000 ($.69 per share). Net income for the twelve months ended September 30, 1998 also includes $5,025,000 of after-tax income related to the December 1997 adjustment to the NOARK reserve based on the then pending sale. Net income for the twelve months ended September 30, 1997 includes a $21,000,000 after-tax write-down of the Company's NOARK investment.

     The Company's primary business of natural gas distribution is seasonal in nature and depends on the winter months for the majority of its operating revenue. Therefore, the Company's results of operations for the three month and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of results for a full year.

     See Note 4 in the notes to the consolidated financial statements for a discussion of commitments and contingencies.

     The tables on the following page show a comparison of revenues, margins and operating expenses for the quarter, nine months and twelve months ended September 30, 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)

GAS DISTRIBUTION OPERATION
--------------------------
                                                 Three Months Ended   Nine Months Ended   Twelve Months Ended
                                                    September 30,       September 30,        September 30,
                                                 ------------------  -------------------  --------------------
                                                   1998       1997     1998       1997      1998        1997
                                                 -------    -------  --------   --------  --------    --------
                                                                      (in thousands of dollars)
Gas sales revenue                                $21,060    $24,053  $118,377   $150,237  $186,320    $219,365
Cost of gas sold                                  13,525     16,036    77,665    103,306   125,326     151,963
                                                 -------    -------  --------   --------  --------    --------
  Gas sales margin                               $ 7,535    $ 8,017  $ 40,712   $ 46,931  $ 60,994    $ 67,402

Transportation revenue                           $ 2,367    $ 2,654  $  8,917   $  9,643  $ 12,517    $ 13,190
Other operating revenue                              932        279     2,924      1,012     3,001       1,405
                                                 -------    -------  --------   --------  --------    --------
  Gross margin                                   $10,834    $10,950  $ 52,553   $ 57,586  $ 76,512    $ 81,997

Operations and maintenance                       $ 7,344    $ 7,886  $ 24,569   $ 25,808  $ 34,195    $ 34,266
Depreciation                                       3,001      2,782     9,002      8,499    11,615      11,105
Income taxes                                      (1,510)    (1,521)    1,659      3,248     3,990       6,347
Taxes other than income taxes                      2,175      2,112     6,634      6,427     8,858       8,250
                                                 -------    -------  --------   --------  --------    --------
  Other operating expenses                       $11,010    $11,259  $ 41,864   $ 43,982  $ 58,658    $ 59,968
                                                 -------    -------  --------   --------  --------    --------
Operating Income (Loss)                          $  (176)   $  (309) $ 10,689   $ 13,604  $ 17,854    $ 22,029
                                                 =======    =======  ========   ========  ========    ========

NON-REGULATED OPERATIONS
------------------------
                                                 Three Months Ended   Nine Months Ended   Twelve Months Ended
                                                    September 30,       September 30,        September 30,
                                                 ------------------  -------------------  --------------------
                                                   1998       1997     1998       1997      1998        1997
                                                 -------    -------  --------   --------  --------    --------
                                                                      (in thousands of dollars)
Gas marketing revenue                            $74,879    $97,945  $291,482   $350,469  $496,380    $482,573
Cost of gas marketed                              73,618     96,743   287,477    343,000   491,037     475,658
                                                 -------    -------  --------   --------  --------    --------
  Gas marketing margin                           $ 1,261    $ 1,202  $  4,005   $  7,469  $  5,343    $  6,915

Gas sales revenue (Propane)                      $   460    $    --  $    955   $     --  $    955    $     --
Cost of gas sold                                     173         --       420         --       420          --
                                                 -------    -------  --------   --------  --------    --------
  Gas sales margin (Propane)                     $   287    $    --  $    535   $     --  $    535    $     --

Other operating revenue                          $12,595    $ 5,605  $ 29,324   $  7,465  $ 38,878    $  8,229

Operations and maintenance                       $12,282    $ 5,737  $ 31,352   $ 10,871  $ 41,476    $ 12,640
Depreciation                                         887        563     2,421      1,069     3,103       1,287
Income taxes                                         (10)       (82)     (757)       454    (1,025)       (509)
Taxes other than income taxes                        241        162       522        439       765         568
                                                 -------    -------  --------   --------  --------    --------
  Other operating expenses                       $13,400    $ 6,380  $ 33,538   $ 12,833  $ 44,319    $ 13,986
                                                 -------    -------  --------   --------  --------    --------
Operating Income (Loss)                          $   743    $   427  $    326   $  2,101  $    437    $  1,158
                                                 =======    =======  ========   ========  ========    ========

      The above information is on a segment basis only. Therefore, it does not include intercompany eliminations that would be necessary if the above information was reported on a consolidated basis. Refer to the Supplemental Financial Information section later in Part I, Item 2 of this Form 10-Q for an additional discussion regarding intercompany eliminations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


QUARTER RESULTS - GAS DISTRIBUTION OPERATION

     The Company's gas sales margin during the third quarter of 1998 decreased by $482,000 compared to the third quarter of 1997. This was due primarily to lower gas sales resulting from the unseasonably warm weather during the third quarter of 1998 and the adoption of a new aggregation tariff, offset partially by continued customer growth and the impact of an October 1997 rate increase. The weather for the quarter ended September 30, 1998, was 58% warmer than the same period of the prior year and 64% warmer than normal. The aggregation tariff, which was effective April 1, 1998, provides all commercial and industrial customers the opportunity to purchase their gas from a third party supplier, while allowing the Company to continue charging the existing distribution fees and customer fees. Distribution and customer fees associated with customers who have switched to third party gas suppliers are recorded in other operating revenues (discussed below) rather than gas sales revenue because the Company is now acting as a transporter for those customers. In other words, the decrease in gas sales margin due to customers switching to third party suppliers is offset by an increase in other operating revenue. The October 1997 rate increase was granted to allow for the recovery of costs related to a change in accounting for retiree medical benefits. The rate increase is offset by a corresponding increase in retiree medical expense. The rate increase and aggregation tariff referenced above were approved in the October 1997 Order of the Michigan Public Service Commission (1997 rate case) (see Note 3 in the Notes to the Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K).

     Transportation revenue decreased by $287,000, due primarily to lower off-peak transportation rates approved in the 1997 rate case. The new off-peak transportation rates are in effect from April through October and are $0.15 per Mcf lower than the Company's regular transportation rates. Other operating revenue increased by $653,000 compared to the quarter ended September 30, 1997. Approximately $460,000 of the increase is attributed to the impact of the new aggregation tariff. As discussed above, under the new aggregation tariff, certain revenues that were previously classified as gas sales revenue are now classified as other operating revenue. The remainder of the increase is due primarily to an increase in various miscellaneous fees charged to customers as authorized in the 1997 rate case.

     Operation and maintenance expense decreased by $542,000 during the three months ended September 30, 1998 compared to the three months ended
September 30, 1997. The decrease is due in part to a one-time benefit expense adjustment of $860,000 related to the early retirement program reported in the results for the three months ended September 30, 1998. The benefit expense adjustment was based on the final actuarial calculations performed by the Company's outside actuaries to account for the impact of the early retirement program under Financial Accounting Standards No. 87 and 88 (see Note 6 in the Notes to the Consolidated Financial Statements). The Company had reported a one-time charge of $516,000 in the first quarter of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


1998 related to the early retirement program based on information available at that time. The Company's outside actuaries have completed their final actuarial analyses and have determined that there was actually a one-time reduction in employee benefit expenses of $344,000 as a result of the early retirement program, rather than the one-time charge recorded in the first quarter of 1998. As a result, an adjustment of $860,000 was recorded in the third quarter of 1998. Absent the one-time adjustment, operation and maintenance expense would have increased by $318,000. This was due primarily to increases in bad debt expense, outside services and retiree medical expense offset partially by reductions in compensation and pension expenses due primarily to the impact of the Company's early retirement program and changes to the Company's employee pension plans.

     Depreciation increased by $219,000 compared to the third quarter ended September 30, 1997 due primarily to utility plant additions.

QUARTER RESULTS - NON-REGULATED OPERATIONS

     Gas marketing margin during the quarter ended September 30, 1998, increased slightly compared to the same period of the prior year despite a decrease of approximately 25% in volumes marketed. The margin increase was the result of the Company's efforts to eliminate lower margin transactions in order to improve profitability.

     Gas sales margin (propane), for the quarter ended September 30, 1998, was $287,000. There were no propane operations during the same period of the prior year because Hotflame Gas, Inc. (Hotflame), the Company's propane business, was not acquired until March 31, 1998.

     Other operating revenue during the quarter ended September 30, 1998 increased by $6,990,000 compared to the same period of the prior year. Operating revenues recorded by Sub-Surface Construction Co. (Sub-Surface), Maverick Pipeline Services, Inc. (Maverick), Utility Construction Services, Inc. (UCS), and King Energy & Construction Co. (King) (new businesses acquired or started since the prior year period) increased by approximately $7,225,000. Sub-Surface (acquired on August 13, 1997) recorded $4,540,000 of other operating revenue during the quarter ended September 30, 1997 (the one and a half month period it was part of the Company's operation). There were no revenues from Maverick, UCS and King recorded in the third quarter of 1997 because they were not part of the Company's operations during that period. The offsetting decrease of $235,000 in other operating revenue is due primarily to a reduction in gas transmission, gathering and production revenues in 1998 and income recorded in 1997 related to the sale of property by the Company's land development business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Operation and maintenance expense increased by $6,545,000 during the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The increase is attributable primarily to the Company's new businesses.

     Depreciation increased by $324,000 compared to the quarter ended September 30, 1997 due primarily to depreciation of equipment acquired as part of the Company's new businesses. The increase in income taxes compared to the quarter ended September 30, 1997 is due to higher pre-tax earnings. The increase in taxes other than income taxes is attributable primarily to the Company's new businesses.

     The Company's new businesses (Sub-Surface, Maverick, UCS, King, and Hotflame) account for a significant portion of the increased revenues and expenses of the Company's non-regulated operations. The seasonal cycle of these new businesses (excluding Hotflame) is different than the seasonal cycle of the regulated gas distribution business. Pipeline construction and engineering businesses typically have losses in the first quarter (during winter months), break-even in the second quarter and generate income in the third and fourth quarters due to the seasonal nature of their business. During the first quarter of 1998, the new businesses generated a loss from operations of $838,000. The new businesses generated income from operations of $145,000 during the second quarter and $239,000 during the third quarter. The quarterly income from the new businesses is reflected in the results for each quarter of 1998 but not in 1997 because the new businesses were not part of the Company's operations during the first three quarters of 1997, except for Sub-Surface, which was acquired on August 13, 1997. Sub-Surface reported a loss from operations of $58,000 during the third quarter of 1997 (the one and a half month period it was part of the Company's operations). Maverick was acquired on December 31, 1997. UCS is a start-up company that began operations in January of 1998. Hotflame was acquired on March 31, 1998 and King was acquired on May 15, 1998. During the second quarter of 1998, the operations at UCS were dis-continued in response to lower than expected business levels and earnings. On November 3, 1998 (subsequent to the periods reported in this Form 10-Q), the Company acquired Oilfield Materials Consultants, Inc. (OMC). The acquisition of OMC will be accounted for as a pooling of interests (see Note 7 in the Notes to the Consolidated Financial Statements).

QUARTER RESULTS - NON-OPERATING INFORMATION

     Other income (loss), net increased by $402,000 during the third quarter of 1998 compared to the same period of the prior year due primarily to gains on the sales of property and increased equity income from partnership investments in gas pipeline and gas storage facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Interest on long-term debt increased by $543,000 due to the increase in long-term debt compared to the quarter ended September 30, 1997. During the fourth quarter of 1997, the Company issued $60,000,000 of private placement debt to reduce short-term notes payable to banks which had been incurred to finance the Company's ongoing capital expenditure program and for general corporate purposes. During the second quarter of 1998, the Company refinanced $23,548,000 of long-term debt using short-term debt (see Note 1 in the Notes to the Consolidated Financial Statements and the Future Financing Sources section).

NINE-MONTH RESULTS - GAS DISTRIBUTION OPERATION

     The Company's gas sales margin for the nine months ended September 30, 1998 decreased by $6,219,000 compared to the nine months ended September 30, 1997. The decrease was due primarily to lower gas sales resulting from the unseasonably warm weather during the first nine months of 1998 and the adoption of a new aggregation tariff, offset partially by continued customer growth and the impact of the October 1997 rate increase. The weather for the nine months ended September 30, 1998, was 20% warmer than the same period of the prior year and 21% warmer than normal. Gas volumes sold were 22,414,000 Mcf compared to 28,745,000 Mcf for the first nine months of 1997. Under the aggregation tariff, which was discussed in greater detail in the quarter results, certain revenues associated with customers who have switched to third party gas suppliers are now recorded in other operating revenue (discussed below) rather than gas sales revenue. In other words, the decrease in gas sales margin due to customers switching to third party suppliers is offset by an increase in other operating revenue. The impact of the rate increase, which was also discussed in the quarter results, is offset by a corresponding increase in retiree medical expense.

     Transportation revenue decreased by $726,000, due primarily to lower off-peak transportation rates approved in the 1997 rate case. The new off-peak transportation rates are in effect from April through October and are $0.15 per Mcf lower than the Company's regular transportation rates. Other operating revenue increased by $1,912,000 compared to the nine months ended September 30, 1997. $1,060,000 of the increase is attributable to the impact of the new aggregation tariff discussed above. The remainder of the increase is due primarily to an increase in various miscellaneous fees charged to customers as authorized in the 1997 rate case.

     Operation and maintenance expense decreased by $1,239,000 during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The decrease is due in part to a one-time benefit expense reduction of $344,000 related to the early retirement program reported in the results for the nine months ended September 30, 1998 (see
Note 6 in the Notes to the Consolidated Financial Statements). There were also reductions in compensation and pension expenses due primarily to the impact of the Company's early retirement program and changes to the Company's employee pension plans. The decreases were offset partially by increased retiree medical expense and bad debt expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Depreciation increased by $503,000 compared to the nine months ended September 30, 1997 due primarily to utility plant additions. Income taxes decreased by $1,589,000 due to lower pre-tax earnings. The increase in taxes other than income taxes is due primarily to property taxes on utility plant additions.

NINE-MONTH RESULTS - NON-REGULATED OPERATIONS

     Gas marketing margin for the nine months ended September 30, 1998 decreased by $3,464,000 compared to the same period last year due primarily to the impact of warm weather on market conditions, increased competition and restructuring activities in the Company's gas marketing operation. The warm weather reduced price volatility which decreased gas marketing margins. Increased competition continues to put downward pressure on gas marketing margins. During the first half of 1998 the Company terminated agreements with all but one of its independent gas marketing companies, retaining the services of the largest such company, in an effort to reduce risks and improve profitability. In addition, the Company continues to evaluate whether, in the long term, to continue operating its gas marketing business as it is presently operated, including strategic alternatives.

     Gas marketing volumes and margins are subject to significant competitive factors. In addition to fluctuations caused by seasonal patterns, competition within the natural gas marketing industry continues to increase.

     Gas sales margin (propane), for the nine months ended September 30, 1998, was $535,000. There were no propane operations during the same period of the prior year because Hotflame, the Company's propane business, was not acquired until March 31, 1998.

     Other operating revenue during the nine months ended September 30, 1998 increased by $21,859,000 compared to the same period of the prior year. Operating revenues recorded by Sub-Surface, Maverick, UCS and King (new businesses) increased by approximately $22,250,000. There were no revenues from Maverick, UCS and King recorded in the first nine months of 1997 because they were not part of the Company's operations during that period. Sub-Surface (acquired on August 13, 1997) recorded $4,540,000 of other operating revenue during the nine months ended September 30, 1997 (the one and a half month period it was part of the Company's operation). The offsetting decrease of $391,000 in other operating revenue is due primarily to a reduction in gas transmission, gathering and production revenues in 1998 and income recorded in 1997 related to the sale of property by the Company's land development business.

     Operation and maintenance expense increased by $20,481,000 during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Of this amount, operation and maintenance expenses attributed to Sub-Surface, Maverick, Hotflame, UCS and King increased by approximately $21,850,000. The Company also incurred increases in professional fees for additional services associated with closing the financial records at year-end. These increases were offset partially by lower gas marketer incentive compensation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Depreciation increased by $1,352,000 compared to the nine months ended September 30, 1997 due primarily to depreciation of equipment acquired as part of the Company's new businesses. Income taxes decreased by $1,211,000 compared to the nine months ended September 30, 1997 due to lower pre-tax earnings. Approximately $200,000 of the decrease in income taxes is attributed to the Company's new businesses. The increase in taxes other than income taxes is due primarily to the Company's new businesses.

     The Company's new businesses account for a significant portion of the increased revenues and expenses of the Company's non-regulated operations. There are additional details regarding these new businesses and their seasonal cycles in the quarter results. The new businesses generated a loss from operations of $454,000 during the nine months ended September 30, 1998. The losses from the new businesses are reflected in the results for the first nine months of 1998 but not in the first nine months of 1997 because the new businesses were not part of the Company's operations during that period, except for Sub-Surface which was acquired on August 13, 1997. Sub-Surface reported a loss from operations of $58,000 during the first nine months of 1997 (the one and a half month period it was part of the Company's operations). The $454,000 loss from operations for the first nine months of 1998 includes a $533,000 loss from UCS. UCS was a start-up company that began operations in January of 1998. During the second quarter of 1998, the operations at UCS were discontinued in response to lower than expected business levels and earnings. Excluding UCS, the Company's new businesses had income from operations of $79,000 for the first nine months of 1998.

NINE-MONTH RESULTS - NON-OPERATING INFORMATION

     Other income (loss), net increased by $999,000 compared to the nine months ended September 30, 1997 due primarily to a non-recurring income tax benefit recognized during the first quarter of 1998 and the impact of discontinuing the Company's unprofitable appliance merchandising programs in 1997. The income tax benefit relates to tax deductions available to the Company due to the operating results of the NOARK Pipeline System Partnership. The Company's interest in the NOARK Pipeline System Partnership was sold on January 14, 1998 (see Note 4 in the Notes to the Consolidated Financial Statements). The nine months ended September 30, 1997 includes merchandising losses of approximately $225,000. During 1998, there were no losses due to the discontinuance of the merchandising program.

     Interest on long-term debt increased by $2,224,000 due to the increase in long-term debt compared to the nine months ended September 30, 1997. During the fourth quarter of 1997, the Company issued $60,000,000 of private placement debt to reduce short-term notes payable to banks which had been incurred to finance the Company's ongoing capital expenditure program and for general corporate purposes. During the second quarter of 1998, the Company refinanced $23,548,000 of long-term debt using short-term debt (see Note 1 in the Notes to the Consolidated Financial Statements and the Future Financing Sources section).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Other interest decreased by $482,000 due to the decrease in short-term debt as a result of the above described refinancing during the fourth quarter of 1997 and the repayment of short-term debt using the proceeds from the issuance of common stock during the third quarter of 1998 (see Note 3 in the Notes to the Consolidated Financial Statements). The decreases in notes payable and corresponding interest are offset partially by the impact of the additional short-term debt used in the refinancing during the second quarter of 1998 (discussed above) and additional borrowings for utility plant additions and other general corporate purposes.

     The Consolidated Statement of Income for the nine months ended
September 30, 1998 includes after-tax income of $1,784,000 from a change in the method of accounting for property taxes by the Company's gas distribution business (see Note 1 in the Notes to the Consolidated Financial Statements). The nine month results also include an extraordinary charge of $499,000 after-tax, related to the early redemption of a portion of the Company's long-term debt (see Note 1 in the Notes to the Consolidated Financial Statements).

TWELVE-MONTH RESULTS - GAS DISTRIBUTION OPERATION

     The Company's gas sales margin for the twelve months ended September 30, 1998 decreased by $6,408,000 compared to the twelve months ended
September 30, 1997. The decrease was due primarily to lower gas sales resulting from the warmer weather during the twelve months ended
September 30, 1998 and the adoption of a new aggregation tariff (discussed in the quarter results) offset partially by continued customer growth and the impact of the October 1997 rate increase (discussed in the quarter results). The weather was 13% warmer during the twelve months ended September 30, 1998 compared to the same period of the prior year and 14% warmer than normal.
Gas volumes sold were 35,654,000 Mcf compared to 42,605,000 Mcf for the twelve months ended September 30, 1997.

     Transportation revenue decreased by $673,000 due primarily to lower off-peak transportation rates approved in the 1997 rate case. The new off-peak transportation rates are in effect from April through October and are $0.15 per Mcf lower than the Company's regular transportation rates. Other operating revenue increased by $1,596,000 compared to the twelve months ended September 30, 1997. $1,060,000 of the increase is attributable to the impact of the new aggregation tariff discussed above and in the quarter results. The remainder of the increase is due primarily to an increase in various miscellaneous fees charged to customers as authorized in the 1997 rate case.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Operation and maintenance expense decreased by $71,000 during the twelve months ended September 30, 1998 compared to the twelve months ended
September 30, 1997. The decrease is due in part to the one-time benefit expense reduction of $344,000 related to the early retirement program reported in the results for the twelve months ended September 30, 1998 (see
Note 6 in the Notes to the Consolidated Financial Statements). The offsetting $263,000 increase is attributable mainly to increased retiree medical expenses partially offset by reduced compensation and pension expenses.

     Depreciation increased by $510,000 compared to the twelve months ended September 30, 1997 due primarily to utility plant additions. Income taxes decreased by $2,357,000 due to lower pre-tax earnings. Taxes other than income taxes increased by $608,000 due primarily to property taxes on additional utility plant in service.

TWELVE-MONTH RESULTS - NON-REGULATED OPERATIONS

     During the twelve months ended September 30, 1998, gas volumes marketed increased by approximately 3% compared to the twelve months ended
September 30,1997. Gas marketing margin during the same period decreased by $1,572,000 due primarily to decreases in per unit margins, the effect of warm weather on market conditions during 1998 and the restructuring activities discussed in the nine month results, offset partially by the impact of the increase in volumes. Gas marketing volumes and margins are subject to significant competitive factors. In addition to fluctuations caused by seasonal patterns, competition within the natural gas marketing industry continues to increase.

     Gas sales margin (propane), for the twelve months ended September 30, 1998, was $535,000. There were no propane operations during the same period of the prior year because Hotflame, the Company's propane business, was not acquired until March 31, 1998.

     Other operating revenue during the twelve months ended September 30, 1998 increased by $30,649,000 compared to the same period of the prior year. Operating revenues recorded by Sub-Surface, Maverick, UCS and King (new businesses) increased by approximately $30,920,000. There were no revenues from Maverick, UCS and King recorded in the twelve months ended September 30, 1997 because they were not part of the Company's operations during that period. Sub-Surface (acquired on August 13, 1997) recorded $4,540,000 of other operating revenue during the twelve months ended September 30, 1997 (the one and a half month period it was part of the Company's operation).
The offsetting decrease of $271,000 in other operating revenue is due primarily to a reduction in gas transmission, gathering and production revenues in 1998 and income recorded in 1997 related to the sale of property by the Company's land development business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Operation and maintenance expense increased by $28,836,000 during the twelve months ended September 30, 1998 compared to the twelve months ended September 30, 1997. Approximately $29,050,000 of the increase is attributable to the new businesses. The Company also incurred increases in professional fees for additional services associated with closing the financial records at year-end. These increases were offset partially by decreases in gas marketer incentive compensation.

     Depreciation increased by $1,816,000 compared to the twelve months ended September 30, 1997 due primarily to depreciation of equipment acquired as part of the Company's new businesses. Income taxes decreased by $516,000 compared to the twelve months ended September 30, 1997 due to lower pre-tax earnings. The increase in taxes other than income taxes is also attributed primarily to the new businesses.

TWELVE-MONTH RESULTS - NON-OPERATING INFORMATION

     Net loss for the twelve months ended September 30, 1997 includes a $21,000,000 after-tax write-down of the Company's NOARK investment. Net income for the twelve months ended September 30, 1998 includes $5,025,000 of after-tax income related to the December 1997 adjustment to the NOARK reserve based on the then pending sale. Other income (loss), net increased by $1,448,000 during the twelve month period ended September 30, 1998. The increase is due primarily to the non-recurring income tax benefit discussed in the nine month results, the impact of discontinuing the merchandising program (also discussed in the nine month results) and the impact of NOARK losses. The twelve month period ended September 30, 1997 includes three months of NOARK losses totaling approximately $450,000. As a result of the December 1996 write-down of the NOARK investment, no losses were incurred subsequent to that date.

     The increase in interest on long-term debt is due to an increase in long-term debt as a result of the issuance of the $60,000,000 private placement debt in the fourth quarter of 1997 offset partially by the refinancing in April of 1998 as discussed in the nine month results.

     The decrease in other interest is due primarily to the same items discussed in the nine month results.

     The Consolidated Statement of Income for the twelve months ended September 30, 1998 includes after-tax income of $1,784,000 from a change in the method of accounting for property taxes by the Company's gas distribution business (see Note 1 in the Notes to the Consolidated Financial Statements). The twelve months ended September 30, 1998 also include an extraordinary charge of $499,000 after-tax, related to the early redemption of a portion of the Company's long-term debt (see Note 1 in the Notes to the Consolidated Financial Statements).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


SUPPLEMENTAL FINANCIAL INFORMATION

     The following table includes supplemental information on the Company's operating lines of business. The financial information included in the table is on a segment basis and therefore does not include intercompany eliminations that would be necessary if the financial information was reported on a consolidated basis. The intercompany eliminations referred to above reduce operating revenues and operating expenses by equal amounts and therefore do not change the operating income amounts reported in the table.

Supplemental Information on The Company's Operating Lines of Business
(Unaudited).
                                                 Three Months Ended   Nine Months Ended
                                                    September 30,       September 30,
                                                -------------------  -------------------
                                                  1998       1997      1998       1997
                                                --------   --------  --------   --------
                                                        (in thousands of dollars)
Construction Services <F1><F2>:
  Operating Revenues                            $  7,635   $  4,540  $ 16,862   $  4,540
  Operating Income (Loss) <F3>                       189        (58)     (689)       (58)
  Total Assets                                    18,202     21,890    18,202     21,890

Engineering Services <F2>:
  Operating Revenues                            $  4,114   $     --  $  9,899   $     --
  Operating Income (Loss) <F3>                       142         --       387         --
  Total Assets                                     3,681         --     3,681         --

Propane Distribution <F2>:
  Operating Revenues                            $    475   $     --  $    985   $     --
  Operating Income (Loss) <F3>                       (92)        --      (152)        --
  Total Assets                                     9,148         --     9,148         --

Other Non-regulated Businesses <F4>:
  Operating Revenues                            $ 75,710   $ 99,010  $294,015   $353,394
  Operating Income (Loss) <F3>                       504        485       780      2,159
  Total Assets                                    75,221     95,016    75,221     95,016

Regulated Gas Distribution Business:
  Operating Revenues                            $ 24,359   $ 26,986  $130,218   $160,892
  Operating Income (Loss) <F3>                      (176)      (309)   10,689     13,604
  Total Assets                                   336,369    337,833   336,369    337,833

<F1>
Operating income of the Construction Services Business for the nine months ended September 30, 1998 include a $533,000 loss from UCS.  The operations of UCS were discontinued during the second quarter of 1998.
<F2>
There has been no allocation of Parent Company (SEMCO Energy, Inc.) overhead to these lines of business.
Management believes any allocation would have an immaterial impact on the operating income (loss) for these lines of business.
<F3>
Operating income (loss) includes income taxes.
<F4>
A significant portion of the operating revenues and assets of the Other Non-regulated Businesses relate to the Company's gas marketing operations.

    The above information is on a segment basis only. Therefore, it does not include intercompany eliminations that would be necessary if the above information were reported on a consolidated basis. Please refer to the expanded discussion above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     Net cash from operating activities for the three, six and twelve month periods ended September 30, 1998, as compared to the same periods last year, increased (decreased) by $1,117,000, ($1,909,000) and ($12,880,000), respectively. The changes in operating cash flows between periods is due primarily to changes in net income and the timing of cash receipts and cash payments and its effect on working capital.

     The Company anticipates spending approximately $5,500,000 for capital items during the remainder of 1998. These estimated amounts will primarily relate to customer additions and system replacement in the gas distribution operation. This amount does not include any sum for business acquisitions, if any, the Company may make during the remainder of 1998.

     See Note 4 in the Notes to the Consolidated Financial Statements for a discussion of the amounts to be paid in conjunction with the sale of the Company's partnership interest in the NOARK Pipeline System.

     Financing activities contributed $24,437,000 in funds during the third quarter of 1998, primarily from the issuance of 1,820,000 shares of common stock. Notes payable to banks were used during the quarter to fund gas purchases and normal gas distribution construction. However, the funds borrowed during the quarter were repaid using the funds from the issuance of common stock.


FUTURE FINANCING SOURCES

     The Company's operating cash flow needs, as well as dividend payments and capital expenditures for the balance of 1998, are expected to be met primarily through operating activities and short-term borrowings. In November of 1998, the Company financed the acquisition of OMC by issuing unregistered stock (see Note 7 of the Notes to the Consolidated Financial Statements). If the Company makes any additional business acquisitions during the year, they may be financed with stock or long-term debt. At Septem-ber 30, 1998, the Company had $42,900,000 in unused lines of credit.

     On April 15, 1998, the Company redeemed all of its outstanding 8 5/8% debentures due April 15, 2017 (see Note 1 in the Notes to the Consolidated Financial Statements). The redemption was accomplished using short-term debt. At September 30, 1998, the Company had $71,140,000 of short-term debt outstanding.

     On July 24, 1998, a Registration Statement filed by the Company and SEMCO Capital Trust with the Securities and Exchange Commission under the Securities Act of 1933 became effective. Debt securities and common stock of the Company and trust preferred securities of SEMCO Capital Trust in any combination up to $200,000,000 were registered for sale (see Note 3 in the Notes to the Consolidated Financial Statements).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     During the third quarter of 1998 the Company issued and sold 1,820,000 shares of its common stock registered pursuant to the Registration Statement in a public offering (see Note 3 of the Notes to the Consolidated Financial Statements). The proceeds of the offering were $26,153,400, after underwriting discounts but before expenses. The Company used the net proceeds from the stock issuance to repay short-term debt and for general corporate purposes.

     On October 23, 1998, the Company entered into a Distribution Agreement with Merrill Lynch & Co., Morgan Stanley Dean Witter, A.G. Edwards & Sons, Inc. and Edward D. Jones & Co., L.P. pursuant to which it may issue, from time to time, an aggregate of $150,000,000 of medium-term notes, which were included in the securities registered.

     The Company's consolidated ratio of earnings to fixed charges for the twelve months ending September 30, 1998 was 2.06. See Exhibit 12 in Part II of this Form 10-Q for further details.


RECENT DEVELOPMENTS

     Pursuant to an order dated September 11, 1998, the Company's gas utility subsidiary, SEMCO Energy Gas Company (Gas Company), received authority from the Michigan Public Service Commission (MPSC) to: (1) implement an experimental residential gas customer choice program; (2) suspend its gas cost recovery (GCR) clause; (3) roll into its base rates and freeze for three years a gas charge of $3.24 per thousand cubic feet (Mcf); (4) freeze distribution rate adjustments for the same three year period, with exceptions; and (5) suspend its current income sharing mechanism and adopt a new income sharing mechanism for use during the 1999, 2000 and 2001 calendar years; (6) establish gas service performance criteria. The new rates take effect in April 1999 and generally extend through March 2002.

     Under the experimental residential gas customer-choice program up to 21,000 residential customers, 11% of the Gas Company's residential customer base, will be allowed to choose their own gas supplier by the third year of the program. The Gas Company will deliver the customer-choice gas under a tariff similar to its existing tariff used to provide such service to its commercial and industrial customers. The Company anticipates that this program will not significantly affect the Gas Company's income because the Gas Company's approved rates for transportation service are designed to recover all costs other than the cost of gas and provide a return in approximately the same amounts as such costs are recovered from residential customers for whom the Gas Company is the supplier.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


     Several of the changes in the MPSC order are interrelated. The $3.24 GCR rate represents a reduction of approximately $.33 per Mcf from the Gas Company's present rates. The suspension of the GCR clause means that the Gas Company will not be able to recover any amounts by which its gas costs exceed a weighted average cost of gas in excess of the $3.24 GCR for the three year period. The Gas Company was able to offer this GCR suspension partly as a result of agreements reached with TransCanada Gas Services Inc., under which the latter will provide the Gas Company's natural gas requirements and manage the Gas Company's natural gas supply, and the supply aspects of transportation and storage operations for the three year period.

     There are two exceptions to the three year distribution rate freeze: first, the incentive sharing mechanism described in the following paragraph, and second, rate revisions arising in response to unanticipated legislative or accounting actions. The MPSC order is applicable only in the geographic areas subject to the regulatory jurisdiction of the MPSC, and, therefore, does not govern rates regulated by the City of Battle Creek, Michigan. However, the Gas Company is voluntarily reducing its Battle Creek GCR rate to the $3.24 level to correspond with its GCR under the MPSC order.

     The new income sharing mechanism substantially matches mechanisms approved by the MPSC for the two other major utilities in Michigan. Under the mechanism, if the Gas Company's return on equity for its natural gas utility business exceeds 12.75%, amounts equal to 50% of the excess return between 12.76% and 16.75%, plus amounts equal to 75% of the excess over 16.75% would be credited to customers, i.e., would be reflected prospectively in reduced rates. Four safety and reliability performance measures were-approved to be used to reduce the return on equity threshold used in the income sharing mechanism.

     Management believes that the overall impact of the MPSC order and the Gas Company's agreements with TransCanada will be lower rates for its customers and an opportunity for the Company to improve service to its customers as well as improve profitability of the Gas Company.

     The Gas Company serves a number of industrial plants on various parts of its system, which plants are located in the vicinity of interstate natural gas pipelines. As is the case with many local gas distribution utilities, the Gas Company is subject to being "bypassed" by these pipelines. Several of these plants are located in the Battle Creek, Michigan area. At the request of the companies which own two of these plants, the Gas Company is in the process of entering into agreements with these companies under which the Gas Company will reduce the rates it charges for transportation of natural gas to these plants, in return for which the plants will continue to use the Gas Company system for all of their requirements for natural gas distribution and transportation service, and not connect directly to the pipeline which serves the Gas Company. The Gas Company has estimated that the effect of reducing the Gas Company's transportation rates to these customers at the levels expected to be included in the agreements will be to reduce the Company's after tax income by approximately $400,000 to $500,000 annually. The Gas Company reduced its rates to another plant in 1993, the effect of which has been reflected in the Company's results. There can be no assurance that other industrial plants located on the Gas Company's system and accessible to interstate pipelines will not also seek to take advantage of by-pass opportunities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


YEAR 2000

     The Company has initiated an enterprise-wide program to prepare its computer systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Testing and conversion of system applications is expected to cost approximately $1,500,000 to $2,000,000 spread over the next year. A significant portion of these costs is not likely to be incremental, but rather will represent the redeployment of existing information technology resources. The Company has developed, and already is implementing a detailed "Year-2000" strategy which identifies each software application utilized by the Company and the steps necessary to ensure its continued viability in the coming years. The Company believes it has identified all significant internal systems and applications that require attention of some form in order to be year-2000 ready. The Company has begun taking steps to correct the systems identified. The Company currently plans to have all year-2000 issues addressed by the first quarter of 1999.

     The Company has inquired of third parties, i.e. vendors, suppliers and customers, which have a material relationship with the Company, as to the status of their year-2000 readiness. To date, the Company has not received sufficient responses from these third parties that would enable it to state with reasonable assurance the status of their readiness for the year-2000.

     The Company expects that its program will be adequate to address its computer system related year-2000 issues and it is developing contingency plans to improve assurance that vital functions of the Company dependent on third parties will continue uninterrupted. Contingency plans include existence of short-term in-house capabilities (i.e. back up electric generation) and diversification of goods and services among multiple suppliers (i.e. pipeline companies). However, there are functions, which cannot be duplicated, such as the local telephone network, which remain a vulnerability to the Company. Of course, there can be no assurance as to whether the contingency plans will successfully address all contingencies that may arise. In the event that the Company is unsuccessful in addressing its year-2000 issues, there could be a material adverse effect on the Company's liquidity, financial condition and operations.


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


FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections.
Statements that are not historical facts, including statements about the Company's belief and expectations are forward-looking statements. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that may impact forward-looking statements include, but are not limited to, the following:
(i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical areas where the Company does business;
(iii) the capital intensive nature of the Company's business; (iv) increased competition within the energy marketing industry as well as from alternative forms of energy; (v) the timing and extent of changes in commodity prices for natural gas; (vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) the Company's ability to bid on and win business contracts;
(viii) the nature, availability and projected profitability of potential investments available to the Company and (ix) the conditions of capital markets and equity markets.

                         PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.

          See Recent Developments in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion regarding a rate order dated September 11, 1998 received by the Company's gas utility subsidiary, incorporated herein by reference.


Item 2.   Changes in Securities.

          None.


Item 3.   Not applicable.


Item 4.   Not applicable.


Item 5.   Not applicable.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits - (See page 33 for the Exhibit Index.)

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

     (a)  List of Exhibits - (See page 34 for the Exhibit Index.) (Continued)

          --Stock Option Certificate and Agreement dated February 26, 1997 with William L. Johnson.
          --Employment Agreement dated October 10, 1996, with William L.
               Johnson.
          --Change of Control Employment Agreement dated October 10, 1996, with William L. Johnson.
          --Form of Change in Control Agreement for all other officers. --Asset Purchase Agreement dated August 9, 1997 between Sub-Surface
               Construction Co., Stewart Kniff and SEMCO Energy Construction Co., First Amendment to Asset Purchase Agreement, Amendment to Leased Equipment Purchase Agreements and Asset Purchase Agreement, List of Schedules and Exhibits and Agreement to Furnish Schedules and Exhibits.
          --Purchase Agreement between the Company and Merrill Lynch & Co., etc., pertaining to an offering of 1,600,000 Shares of Common Stock.
          --Distribution Agreement between the Company and Merrill Lynch &
               Co., etc., pertaining to an offering of $150,000,000 Medium-Term Notes and Form of Medium Term Note.
          --Agreement and Plan of Merger dated as of October 30, 1998, between the Company, SEMCO Consultants, Inc. and Jimmy C. Foster and the Press Release announcing the merger.
          --Ratio of Earnings to Fixed Charges.
          --Letter from Arthur Andersen dated May 5, 1998 re:  change in accounting principle.
          --Financial data schedule.

     (b)  Reports on Form 8-K.

          On August 13, 1998, the Company filed Form 8-K to file the Purchase Agreement between the Company and the underwriters for 1,600,000 shares of common stock.

          On October 23, 1998, the Company filed Form 8-K to file the Distribution Agreement between the Company and the underwriters pertaining to an offering of $150,000,000 Medium-Term Notes.

          The Company filed Form 8-K on November 5, 1998, to file the Agreement and Plan of Merger dated as of October 30, 1998, between the Company, SEMCO Consultants, Inc. and Jimmy C. Foster.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SEMCO ENERGY, INC.
                                              (Registrant)



Dated:  November 13, 1998
                                      By: /s/Paul F. Naughton
                                         ------------------------------------
                                         Paul F. Naughton
                                         Vice President of Corporate
                                         Development and Principal
                                         Accounting and Financial Officer

                                EXHIBIT INDEX
                                  Form 10-Q
                             Third Quarter 1998
                                                                Filed
                                                         --------------------
Exhibit                                                                 By
  No.               Description                          Herewith    Reference
--------            -----------                          --------    ---------
 2        Plan of Acquisition, etc.                         NA           NA
 3.(i).1  Articles of Incorporation of SEMCO Energy,
          Inc., as restated July 11, 1989.(a)                            x
 3.(i).2  Certificate of Amendment to Article III
          of the Articles of Incorporation dated
          May 16, 1990.(b)                                               x
 3.(i).3  Certificate of Amendment to Articles I,
          III and VI of the Articles of Incorporation
          dated April 16, 1997.(j)                                       x
 3.(ii)   Bylaws--last revised August 15, 1997.(l)                       x
 4.1      Trust Indenture dated April 1, 1992, with
          NBD Bank, N.A. as Trustee.(c)                                  x
 4.2      Note Agreement dated as of June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(e)                                             x
 4.3      Rights Agreement dated as of April 15, 1997
          with Continental Stock Transfer & Trust Company,
          as Rights Agent.(h)                                            x
 4.4      Note Agreement dated as of October 1, 1997,
          relating to issuance of $60,000,000 of
          long-term debt.(l)                                             x
10        Material Contracts.
10.1      Short-Term Incentive Plan.(d)                                  x
10.2      Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(f)                                            x
10.3      Supplemental Retirement Plan for Certain
          Officers.(g)                                                   x
10.4      1997 Long-Term Incentive Plan.(h)                              x
10.5      Stock Option Certificate and Agreement
          dated October 10, 1996 with
          William L. Johnson.(i)                                         x
10.6      Stock Option Certificate and Agreement
          dated February 26, 1997 with
          William L. Johnson.(i)                                         x
10.7      Employment Agreement dated October 10, 1996,
          with William L. Johnson.(j)                                    x
10.8      Change of Control Employment Agreement dated
          October 10, 1996, with William L. Johnson.(j)                  x
10.9      Form of Change in Control Agreement
          effective March 20, 1998, for all
          officers except Mr. Johnson.(n)                                x

                                EXHIBIT INDEX
                                 (Continued)
                                  Form 10-Q
                             Third Quarter 1998
                                                                Filed
                                                         --------------------
Exhibit                                                                 By
  No.               Description                          Herewith    Reference
--------            -----------                          --------    ---------

10.10     Asset Purchase Agreement dated August 9, 1997
          between Sub-Surface Construction Co., Stewart
          Kniff and SEMCO Energy Construction Co.,
          First Amendment to Asset Purchase Agreement,
          Amendment to Leased Equipment Purchase
          Agreements and Asset Purchase Agreement,
          List of Schedules and Exhibits and Agreement
          to Furnish Schedules and Exhibits.(k)                          x
10.11     Purchase Agreement between the Company and
          Merrill Lynch & Co., etc., pertaining to an
          offering of 1,600,000 Shares of Common Stock.(o)               x
10.12     Distribution Agreement between the Company
          and Merrill Lynch & Co., etc., pertaining to
          an offering of $150,000,000 Medium-Term
          Notes and Form of Medium Term Note.(p)                         x
10.13     Agreement and Plan of Merger dated as of
          October 30, 1998, between the Company,
          SEMCO Consultants, Inc. and Jimmy C. Foster
          and the Press Release announcing the merger.(q)                x
11        Statement re computation of per share earnings.   NA           NA
12        Ratio of Earnings to Fixed Charges.               x
15        Letter re unaudited interim financial
          information.                                      NA           NA
18        Letter re change in accounting principle.(m)                   x
19        Report furnished to security holders.             NA           NA
22        Published report regarding matters submitted
          to a vote of security holders.                    NA           NA
23        Consent of Independent Public Accountants.        NA           NA
24        Power of Attorney.                                NA           NA
27        Financial Data Schedule.                          x



Key to Exhibits Incorporated by Reference

     (a) Filed with SEMCO Energy, Inc.'s Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (b) Filed with SEMCO Energy, Inc.'s Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (c) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1992, File No. 0-8503.

     (d) Filed with SEMCO Energy, Inc.'s Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (e) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (f) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (g) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1996, File No. 0-8503.
     (h) Filed March 6, 1997 as part of SEMCO Energy, Inc.'s 1997 Proxy Statement, dated March 7, 1997, File No. 0-8503.
     (i) Filed with SEMCO Energy, Inc.'s Form 10-K for 1996, dated March 27, 1997, File No. 0-8503.
     (j) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1997, File No. 0-8503.
     (k) Filed with SEMCO Energy, Inc.'s Form 8-K dated August 13, 1997, File No. 0-8503.
     (l) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1997, File No. 0-8503.
     (m) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1998, File No. 0-8503.
     (n) Filed with SEMCO Energy, Inc.'s Form 10-Q/A for the quarter ended March 31, 1998, File No. 0-8503.
     (o) Filed with SEMCO Energy, Inc.'s Form 8-K dated August 13, 1998, File No. 0-8503.
     (p) Filed with SEMCO Energy, Inc.'s Form 8-K dated October 21, 1998, File No. 0-8503.
     (q) Filed with SEMCO Energy, Inc.'s Form 8-K dated November 5, 1998, File No. 0-8503.