Form 10-K405
period 1998-12-31
SEMCO ENERGY INC
filed 1999-03-26
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (Common Stock, $1 Par Value) held by non-affiliates is computed at $261,439,000 based on 16,631,000 shares held by non--affiliates as of February 26, 1999 at the average of the bid and ask prices on the closest date on which trading occurred for such stock of $15.69 and $15.75, respectively, as quoted on the National Association of Securities Dealers Automated Quotation National Market System (NASDAQ/NMS) (which prices may not represent actual transactions).

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of February 26, 1999: 17,462,000.


                    DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 20, 1999 Annual Meeting of Shareholders are incorporated by reference herein in response to Part III.

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

ITEM 3.        LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . .    9

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  .   10


PART II

ITEM 5.        MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
               COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . . . .   10

ITEM 6.        SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . .   11

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . .   12

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . .   32

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . .   63


PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . .   64

ITEM 11.       EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . .   65

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT . . . . . . . . . . . . . . . . . . . . . .   65

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . .   65


PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . .   66

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   70

                                  GLOSSARY


AMR  . . . . . . . . . . (Automated Meter Reading) a meter reading system that employs radio waves to collect consumption data

ATS  . . . . . . . . . . (Aggregated Transportation Service) program that allows commercial and industrial gas company customers to purchase their gas from third-party gas suppliers

Bcf  . . . . . . . . . . A measure of natural gas volumes equivalent to one billion cubic feet

Degree Day . . . . . . . A measure of coldness computed by the number of degrees the average daily temperature falls below 65 degrees Fahrenheit

DRIP . . . . . . . . . . Direct Stock Purchase and Dividend Reinvestment Plan

FASB . . . . . . . . . . Financial Accounting Standards Board

FERC . . . . . . . . . . Federal Energy Regulatory Commission

Field Order System . . . A computerized dispatching system for field service calls

GCR  . . . . . . . . . . (Gas Cost Recovery) a process by which the gas company, through annual gas cost proceedings before the MPSC, can recover the prudent and reasonable cost of gas sold

Mcf  . . . . . . . . . . A measure of natural gas volumes equivalent to one thousand cubic feet

MMcf . . . . . . . . . . A measure of natural gas volumes equivalent to one million cubic feet

MPSC . . . . . . . . . . Michigan Public Service Commission

Normal Degree Days . . . An average of degree days over the last 10 years

Normal Weather . . . . . The average daily temperature during the last 10 years

NASDAQ . . . . . . . . . National Association of Securities Dealers Automated
                         Quotations System

NYMEX  . . . . . . . . . New York Mercantile Exchange

SFAS . . . . . . . . . . Statement of Financial Accounting Standards

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's belief and expectations are forward-looking statements. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical areas where the Company does business; (iii) the capital intensive nature of the Company's business; (iv) increased competition within the energy marketing industry as well as from alternative forms of energy;
(v) the timing and extent of changes in commodity prices for natural gas;
(vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) the Company's ability to bid on and win business contracts; (viii) the impact of energy prices on the amount of projects and business available to Engineering Services; (ix) the nature, availability and projected profitability of potential investments available to the Company and (x) the conditions of capital markets and equity markets.


                                   PART I



ITEM 1.   BUSINESS


SEMCO ENERGY, INC.

SEMCO Energy, Inc. is a diversified energy services and infrastructure holding company headquartered in southeastern Michigan. The Company was incorporated in Michigan in 1977. SEMCO Energy, Inc. and its subsidiaries (the "Company") operate five energy-related business segments. The business segments are gas distribution, engineering services, construction services, energy marketing and propane, pipelines and storage. The Company had approximately 860 employees at December 31, 1998.

GAS DISTRIBUTION

The Company's gas distribution business segment ("Gas Company") serves nearly 250,000 customers in twenty-four of the counties in the state of Michigan.
It distributes and transports natural gas to residential, commercial and industrial customers. The Company's gas distribution business is operated through its SEMCO Energy Gas Company subsidiary and is its largest business segment. Set forth in the table below is gas sales and transportation information for the past three years:

                                                               1998              1997              1996
                                                          --------------    --------------    --------------
Gas sales revenue (in thousands):
  Residential.........................................    $118,220   71%    $139,538   64%    $138,644   63%
  Commercial..........................................      42,041   25%      66,577   30%      65,509   30%
  Industrial..........................................       6,439    4%      12,065    6%      15,218    7%
                                                          --------  ----    --------  ----    --------  ----
    Total gas sales revenue...........................    $166,700  100%    $218,180  100%    $219,371  100%
                                                          ========  ====    ========  ====    ========  ====
Gas transportation revenue (in thousands).............    $ 14,832          $ 13,243          $ 12,358
                                                          ========          ========          ========

Volumes of gas sold (MMcf):
  Residential.........................................      21,946   68%      25,968   62%      26,703   61%
  Commercial..........................................       8,840   27%      13,483   32%      13,670   31%
  Industrial..........................................       1,461    5%       2,534    6%       3,385    8%
                                                            ------  ----      ------  ----      ------  ----
    Total volumes sold................................      32,247  100%      41,985  100%      43,758  100%
                                                            ======  ====      ======  ====      ======  ====
Volumes of gas transported (MMcf).....................      23,791            21,373            20,532
                                                            ======            ======            ======

     Refer to Note 12 of the Notes to the Consolidated Financial Statements for the Gas Company's operating revenues, operating income, assets and other financial information for the past three years.

Gas Sales. The Gas Company sells and delivers natural gas to residential, commercial and industrial customers. Revenues are generated primarily through sales to residential and commercial customers. These customers use natural gas mainly for space heating purposes. Consequently, weather has a significant impact on sales. Given the impact of weather on this business, most gas sales revenue is earned in the first and fourth quarters of the calendar year. Operating revenues from gas sales accounted for 26%, 28% and 40% of consolidated operating revenues in 1998, 1997 and 1996, respectively. If operating revenues from the Company's marketing business, which the Company entered into an agreement to sell in March 1999, are excluded, gas sales by the Gas Company would have accounted for 68%, 88% and 92% of consolidated operating revenues for those three years.
     Competition in the gas sales market arises from the availability of alternate energy sources such as electricity, propane and oil. However, this competition is inhibited because of the time, inconvenience and investment for residential and commercial customers to convert to an alternate energy source when the price of natural gas fluctuates.

     The Gas Company continues to increase its customer base. Since 1988, it has added 59,225 customers, or approximately 6,000 customers per year. These additions have been primarily residential and are a result of expanded service territories, conversion of existing homes and new home construction.
     On April 1, 1998, an aggregation tariff became effective and provides commercial and industrial customers the opportunity to aggregate multiple service locations and purchase their gas from a third-party supplier, while allowing the Gas Company to continue charging the existing distribution charges and customer fees. Refer to Management's Discussion and Analysis for further information regarding the impact of the aggregation tariff on gas sales and transportation revenue.

Transportation. The Gas Company provides transportation services to its large-volume commercial and industrial customers. This service offers those customers the option of purchasing natural gas directly from producers or marketing companies while utilizing the Gas Company's distribution network to transport the gas to their facilities.
     The market price of alternate energy sources such as coal, electricity, oil and steam is the primary competitive factor affecting the demand for transportation. Many large industrial customers have some limited ability to convert to another form of energy when the price of natural gas increases significantly. In addition, downward pressure on transportation rates has resulted from the potential for industrial and power plants located on various parts of the Gas Company's distribution system to connect directly to interstate natural gas pipelines and bypass the Gas Company. Refer to Management's Discussion and Analysis for additional information regarding bypass potential. Partially offsetting the impact of price sensitivity has been the use of natural gas as an industrial fuel because of clean air legislation and the resultant pressures on industry and electric utilities to reduce emissions from their plants.

Gas Supply.  The Gas Company is served by four major interstate pipelines:
Panhandle Eastern Pipe Line Company, Northern Natural Gas Company, Great Lakes Gas Transmission Company and ANR Pipeline Company.
     Natural gas purchases are transported to the Gas Company's systems under various firm and interruptible transportation arrangements with interstate and intrastate transmission companies.
     The Gas Company utilizes on-system and leased storage capacity of 35% to 40% of average annual gas sales volumes to reduce its reliance on the interstate pipelines for peak day needs and allow for the purchase of natural gas at lower prices.
     The Gas Company owns underground storage facilities with a working capacity of 5.0 billion cubic feet ("Bcf"). In addition, it leases 6.5 Bcf of storage from Eaton Rapids Gas Storage System and 4.5 Bcf from non-affiliates. SEMCO Gas Storage Company (an affiliated company) is a 50% owner of Eaton Rapids Gas Storage System.

     The Company has entered into an agreement with TransCanada Gas Services, Inc., under which the latter will provide the Gas Company's natural gas requirements and manage the Gas Company's natural gas supply and the supply aspects of transportation and storage operations for the three year period beginning April 1, 1999. Refer to Note 2 of the Notes to the Consolidated Financial Statements for additional information about the agreement.

Rates and Regulation. The Gas Company is subject to the jurisdiction of the Michigan Public Service Commission ("MPSC") as to various phases of its operations including rates, accounting and service standards. However, rates charged to customers in the Battle Creek division are subject to the jurisdiction of the City Commissioners of Battle Creek, Michigan.
     Management periodically reviews the adequacy of the Gas Company's rates and files requests for rate increases whenever it is deemed necessary and appropriate. However, a recent rate case includes provisions limiting the Gas Company's ability to request a rate increase during the next three years. Refer to Note 2 of the Notes to the Consolidated Financial Statements for further information on regulatory matters including the authorization by the MPSC to suspend the Gas Company's gas cost recovery ("GCR") clause and freeze for three years in its base rates a gas charge of $3.24 per Mcf.

Environmental Matters. The Gas Company currently owns seven sites which formerly housed manufactured gas plants. In the earlier part of this century, gas was manufactured from processes using coal, coke or oil. By-products of this process have left some contamination at these sites. The Company has submitted a plan to the State of Michigan for the proposed clean up at one of these sites. Refer to Note 14 of the Notes to the Consolidated Financial Statements for further discussion.

ENGINEERING SERVICES

The Company's engineering services business segment ("Engineering Services") is comprised of two companies, Maverick Pipeline Services, Inc. ("Maverick") and Oilfield Materials Consultants, Inc. ("OMC"). Maverick was acquired in December 1997 and was accounted for as a purchase. OMC was acquired in November 1998 and was accounted for as a pooling of interests (see Note 3 of the Notes to the Consolidated Financial Statements for information regarding acquisitions accounted for as a purchase or as a pooling of interests). Engineering Services has offices in New Jersey, Michigan, Louisiana and Texas and provides a variety of energy related engineering services in several states. Refer to Note 12 of the Notes to the Consolidated Financial Statements for Engineering Services' operating revenues, operating income, assets and other financial information for the past three years.

     Engineering Services serves the natural gas distribution and transmission, oil products, exploration/production and telecommunication industries. The primary services provided include engineering design, project management, field surveying, inspecting, testing, pipeline-mill quality assurance and full turnkey service. Engineering Services competes with regional, national and international firms as well as in-house engineering and field service departments. Refer to Management's Discussion and Analysis for further discussion concerning competitio-n in the engineering services industry.
     With the recent downturn in oil prices, there has been a reduction in oil and gas production and related activities, as a result of which OMC has experienced a reduction in the level of available construction inspection and quality assurance projects. Management believes that the level of these activities and available projects will increase as oil prices recover.

CONSTRUCTION SERVICES

The Company's construction services business segment ("Construction Services") has offices in Michigan and Tennessee as of December 31, 1998.
Its primary service is underground pipeline installation and replacement for the natural gas distribution industry. As of December, 31 1998, the construction services segment was comprised of two companies, Sub-Surface Construction Co. ("Sub-Surface") and King Energy & Construction Co. ("King"). Sub-Surface was acquired in August 1997 and King was acquired in May 1998. Both acquisitions were accounted for as purchases. Refer to Note 12 of the Notes to the Consolidated Financial Statements for Constructions Services' operating revenues, operating income, assets and other financial information for the past two years.
     In January 1999, the Company acquired K&B Construction, Inc. ("K&B").
As of December 31, 1998 K&B employed 117 employees and had 1998 revenues of approximately $9 million. K&B provides underground construction services in Kansas and Missouri.
     The natural gas construction services industry is comprised of a highly fragmented group of companies focused primarily on regional or local markets. The top six construction companies in the country have less than 6% of the market. Approximately 30% of the market represents work done by utility companies' in-house construction departments with the remainder of the market being served by a large number of small- and medium-size companies. The Company plans to expand Construction Services' market share significantly over the next several years by acquiring small- to medium-size companies that have a strong customer base.
     Construction Services' business is seasonal in nature. Most of this segment's annual profits are made during the summer and fall months. Construction Services generally incurs losses during the winter months when underground construction is inhibited.

PROPANE, PIPELINES AND STORAGE

The Company's pipelines and storage operations consist of several pipelines and a gas storage facility. The Company has partial ownership interests or equity interests in certain of these operations. The pipelines and storage operations are all located in Michigan. Refer to Item 2 of this Form 10-K for additional information on each pipeline and storage facility such as its location and customers. In March 1998, the Company acquired its first propane distribution business, Hotflame Gas, Inc. and Hot Flame Transport Co., Inc. (together "Hotflame"). The acquisition of Hotflame was accounted for as a purchase. Hotflame supplies propane to over 7,500 retail customers in Michigan's upper peninsula and northeast Wisconsin. Refer to Note 12 of the Notes to the Consolidated Financial Statements for operating revenues, operating income, assets and other financial information for the past three years for the propane, pipelines and storage business segment.
     The retail propane industry is highly fragmented with the largest firm in the industry serving less than 10% of the national market and the vast majority of propane companies individually having less than one percent market share. Propane is transported easily in pressurized containers and is generally the fuel used in rural areas where natural gas pipelines and distribution systems do not exist or are uneconomical to build. The Company purchases the majority of its propane from BP Amoco PLC. The propane operation competes with other regional propane providers. The basis of the competition is generally price and service. Because propane is used principally for heating, most of the operating income for the propane business is generated in the first and fourth quarters of the calendar year.

ENERGY MARKETING

The Company's energy marketing business segment ("Energy Services") provides natural gas marketing services to approximately 188 customers in several states. Its customers include industrial, commercial and municipal natural gas users, natural gas distribution companies and other marketers. Energy marketing revenues accounted for 61%, 68% and 56% of the Company's consolidated revenues for 1998, 1997 and 1996, respectively. Despite accounting for a significant portion of the Company's total revenues, Energy Services has incurred operating losses in two of the past three years. Refer to Note 12 of the Notes to the Consolidated Financial Statements for Energy Services' operating revenues, operating income, assets and other financial information for the past three years.
     Energy Services purchases and markets natural gas to customers on a month-to-month basis and under long-term agreements. It also arranges for transportation of gas supplies to the customers' premises and offers storage capacity, contract administration and a variety of risk management services.
     Competition in the energy marketing industry is strong. Firms compete on the basis of price, the ability to arrange suitable transportation of the product to the customer and the ability to provide related services such as pipeline nominations and balancing. Refer to Management's Discussion and Analysis for further discussion concerning the competitive pressures associated with this industry.

     Energy Services obtains its gas supply from various production sources, primarily located in Louisiana, Oklahoma and Michigan. It generally contracts for gas supply on a monthly basis, however, it does enter into some long-term gas purchasing arrangements. See Note 8 of the Notes to the Consolidated Financial Statements for a description of Energy Services' hedging activities as they relate to its gas supply strategy.
     On March 15, 1999, the Company entered into a stock sale agreement, subject to approval under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1987, to sell Energy Services to another energy marketer. The transaction is anticipated to be effective as of March 31, 1999. Management has concluded that the relatively low margins, generally poor industry returns and high risks associated with natural gas marketing do not support remaining in the business. The gas marketing business no longer fits the Company's future strategic direction.
     Pursuant to the stock sale agreement, the Company agreed that, for a period of two years after the closing date, it would not compete in the unregulated natural gas marketing business in the state of Michigan.



ITEM 2.   PROPERTIES


SEMCO ENERGY, INC.

The properties of the SEMCO Energy, Inc. consist of the common stock of its first-tier subsidiaries, leasehold improvements and office equipment.

GAS DISTRIBUTION

The Gas Company owns gas supply systems which, on December 31, 1998, included approximately 151 miles of transmission pipelines and 5,170 miles of distribution pipelines. The pipelines are located throughout the southern half of Michigan's lower peninsula (centered around the cities of Port Huron, Albion, Battle Creek and Holland) and also in the central and western areas of Michigan's upper peninsula.
     The Gas Company's distribution system and service lines are, for the most part, located on or under public streets, alleys, highways and other public places, or on private property not owned by the Gas Company with permission or consent, except to an inconsequential extent, of the individual owners. The distribution systems and service lines located on or under public streets, alleys, highways and other public places were all installed under valid rights and consents granted by appropriate local authorities.
     The Gas Company owns and operates underground gas storage facilities in eight depleted salt caverns and two depleted gas fields together with measuring, compressor and transmission facilities. The aggregate working capacity of the storage system is approximately 5.0 Bcf.
     The Gas Company also owns meters and service lines, gas regulating and metering stations, garages, warehouses and other buildings necessary and useful in conducting its business. It leases its computer and transportation equipment.

ENGINEERING SERVICES

Engineering Services' properties include primarily computers, trucks, testing equipment and related devices required to perform engineering and related services. Much of the equipment is portable and is used by the Company's employees at customer worksites throughout several states.

CONSTRUCTION SERVICES

The tangible properties of Construction Services include equipment required for the installation, repair or replacement of underground pipelines or similar items. This includes primarily equipment necessary for excavation such as backhoes, trenchers, directional drills and dumptrucks. This equipment can be driven or carried on trailers from one worksite to another. Substantially all of Construction Services' equipment at December 31, 1998 was located in Michigan and Tennessee.

PROPANE, PIPELINES AND STORAGE

The principal properties of this business segment include interests and operations in propane distribution, natural gas transmission and gathering and an underground gas storage system.

     Set forth in the following table are the equity investments of the propane, pipelines and storage business segment and its ownership percentage and equity investment at December 31, 1998:
                                                    Percent        Equity
                                                   Ownership     Investment
                                                   ---------     ----------
                                                   (in thousands of dollars)
Eaton Rapids Gas Storage System.............          50%          $4,165
Nimrod Limited Partnership..................          29%             257
Michigan Intrastate Pipeline System.........          50%               0
Michigan Intrastate Lateral System..........          50%             100
                                                                   ------
                                                                   $4,522
                                                                   ======

     The Company owns a 50% equity interest in the Eaton Rapids Gas Storage System. This system, located near Eaton Rapids, Michigan, became operational in March 1990 and consists of approximately 12.8 Bcf of underground storage capacity. Of the total, 6.5 Bcf is leased by the Gas Company.
     The Company also owns 50% of the Michigan Intrastate Pipeline System and the Michigan Intrastate Lateral System partnerships. The sole purpose of these partnerships is to hold a 10% ownership of the Saginaw Bay Pipeline Project, a 126-mile pipeline from Michigan's Saginaw Bay area to processing plants in Kalkaska, Michigan.
     The property of the propane distribution operation consists primarily of pressurized propane storage tanks used by customers to store propane purchased from the Company and trucks for transporting propane. The Company also owns large propane storage tanks that allow the Company to store up to 258,000 gallons of propane inventory. The propane distribution property is all located in Michigan's upper peninsula and northeast Wisconsin.

     The following table sets forth the pipeline operations wholly or partially owned by the Company, the total net property of the project, the
Company's ownership percentage and net property at December 31, 1998:
                                         Total               The Company's          The Company's
                                     Net Property          Percent Ownership        Net Property
                                     ------------          -----------------        -------------
                                                       (in thousands of dollars)
Litchfield Lateral...............       $10,588                   33%                 $ 3,494
Greenwood Pipeline...............         6,088                  100%                   6,088
Iosco-Reno System................         2,439                   40%                     976
Eaton Rapids Pipeline............           944                  100%                     944
                                        -------                                       -------
                                        $20,059                                       $11,502
                                        =======                                       =======

     The Litchfield Lateral is a 31-mile pipeline located in southwest Michigan. The line, which is leased entirely to ANR Pipeline Company, links the Eaton Rapids Gas Storage System with interstate pipeline supplies. The Litchfield Lateral began operations in February 1993.
     The Greenwood Pipeline, an 18-mile pipeline, was constructed in 1991, to serve Detroit Edison's Greenwood power plant located in Michigan's thumb area. The Company and Detroit Edison have entered into an agreement whereby Detroit Edison has contracted for the entire capacity of the line which amounts to 240 million cubic feet ("MMcf") per day.
     The Iosco-Reno System includes the Iosco County Pipeline and Reno Gas Processing Plant, which was placed in service in March 1992. The Iosco-Reno System gathers and processes wet gas in the Au Gres and Santiago fields located in mid-Michigan for delivery to the processing plant and ultimate delivery to the gas markets.
     The Eaton Rapids Pipeline is a 7.1 mile pipeline constructed in 1990.
It provides direct delivery of gas from the Eaton Rapids Gas Storage System to the Gas Company's customers located in Battle Creek and Albion, Michigan.

ENERGY MARKETING

The properties of Energy Services include primarily computers and office furniture and equipment. At December 31, 1998 all such property was located in the state of Michigan.



ITEM 3.   LEGAL PROCEEDINGS

None.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II



ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET PRICE AND NASDAQ LISTING

NASDAQ Trading Symbol "SMGS"
The common stock of the Company is traded on The Nasdaq Stock Market under the symbol "SMGS." The table below shows high and low closing bid prices of the Company's common stock in the over-the-counter market as reported in the Wall Street Journal adjusted to reflect the 5% stock dividends in May 1998 and 1997. These quotations reflect dealer prices, without brokerage commission, and may not necessarily represent actual transactions.

                Price Range                                               Price Range
------------------------------------------------          ------------------------------------------------
1998                     High              Low            1997                     High              Low
------------------------------------------------          ------------------------------------------------
First Quarter           $17-7/8          $15-1/4          First Quarter           $19-1/8          $16-1/4
Second Quarter          $18-3/8          $15-1/4          Second Quarter          $18-1/4          $15-2/3
Third Quarter           $18              $13-1/8          Third Quarter           $17-2/3          $15-2/3
Fourth Quarter          $17-1/2          $14-1/2          Fourth Quarter          $17-1/3          $15-2/3


     See the cover page for a recent stock price and the number of shares outstanding.
     See Selected Financial Data for the number of shareholders at year end for the past five years.
     The Company issued unregistered shares of its common stock in connection with certain acquisition transactions during 1998. See Note 3 of the Notes to the Consolidated Financial Statements.



DIVIDENDS

See Notes 5 and 16 of the Notes to the Consolidated Financial Statements and Selected Financial Data.

ITEM 6.   SELECTED FINANCIAL DATA

Years Ended December 31,               1998             1997<F11>       1996<F11>        1995        1994
-----------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA (000's)
 Operating revenue.................. $637,485           $775,932        $547,910       $335,538    $372,430
                                     --------           --------        --------       --------    --------
 Operating expenses
  Cost of gas sold.................. $109,388           $150,967        $151,135       $120,619    $135,669
  Cost of gas marketed..............  386,691            518,157         308,619        130,087     153,973
  Operations and maintenance........   92,696             55,209          43,211         36,217      35,558
  Depreciation......................   15,349             12,877          11,334         12,035      11,549
  Property and other taxes..........    9,166              9,555           8,777          7,966       8,186
                                     --------           --------        --------       --------    --------
                                     $613,290           $746,765        $523,076       $306,924    $344,935
                                     --------           --------        --------       --------    --------
 Operating income................... $ 24,195           $ 29,167        $ 24,834       $ 28,614    $ 27,495
 Other income (deductions)..........   (7,835)<F4><F10>   (5,273)<F8>    (44,702)<F6>   (11,132)    (12,944)<F4>
                                     --------           --------        --------       --------    --------
 Income (loss) before income taxes.. $ 16,360           $ 23,894        $(19,868)      $ 17,482    $ 14,551
 Income taxes.......................    6,320              8,469          (7,106)         6,151       4,559
                                     --------           --------        --------       --------    --------
 Net income (loss).................. $ 10,040 <F4><F10> $ 15,425 <F8>   $(12,762)<F6>  $ 11,331    $  9,992 <F4>
 Common dividends...................   11,836             10,225           9,814          9,230       8,656
                                     --------           --------        --------       --------    --------
 Earnings (deficit) reinvested
  in the business................... $ (1,796)          $  5,200        $(22,576)      $  2,101    $  1,336
                                     ========           ========        ========       ========    ========
COMMON STOCK DATA
 Average shares
  outstanding (000's) <F1>..........   15,906             14,608          14,573         13,696      13,440
 Earnings (loss) per share
  - basic and diluted <F1>.......... $   0.63 <F4><F10> $   1.06 <F8>   $  (0.88)<F6>  $   0.83    $   0.74 <F4>
 Dividends paid per share <F1>...... $   0.74           $   0.70        $   0.67       $   0.67    $   0.64
 Dividend payout ratio..............    117.9%              66.0%          N/A             81.5%       86.6%
 Book value per share <F1><F2>...... $   7.61           $   6.44        $   5.95       $   7.99    $   7.86
 Market value
  per share <F1><F2><F3>............ $  16.25           $  17.20        $  16.78       $  15.54    $  14.80
 Number of registered
  common shareholders...............    9,336              8,755           8,509          8,334       8,149

BALANCE SHEET DATA <F2>
 Total assets (000's)............... $489,662           $507,160        $479,037       $378,523    $368,498
                                     ========           ========        ========       ========    ========
 Capitalization (000's)
  Long-term debt <F5>............... $170,000           $163,548        $108,112       $107,325    $104,910
  Preferred stock...................    3,255              3,269           3,269          3,272       3,288
  Common equity.....................  132,228             95,131          86,678        109,511     107,379
                                     --------           --------        --------       --------    --------
                                     $305,483           $261,948        $198,059       $220,108    $215,577
                                     ========           ========        ========       ========    ========
FINANCIAL RATIOS
 Capitalization
  Long-term debt <F5>...............     55.6%              62.4%           54.6%          48.8%       48.7%
  Preferred stock...................      1.1%               1.3%            1.6%           1.5%        1.5%
  Common equity.....................     43.3%              36.3%           43.8%          49.7%       49.8%
                                     --------           --------        --------       --------    --------
                                        100.0%             100.0%          100.0%         100.0%      100.0%
                                     ========           ========        ========       ========    ========
 Return on average common equity....      8.8%              17.0%<F9>     (13.0)%<F7>      10.4%        9.5%
                                     ========           ========        ========       ========    ========

<F1>
Adjusted to give effect to 5 percent stock dividends in May each year, 1994 through 1998.
<F2>
Year end.
<F3>
Based on NASDAQ closing bid price.
<F4>
Includes $499 (net of tax) or $.03 per share and $1,286 (net of tax) or $.10 per share in 1998 and 1994, respectively, attributable to an extraordinary item-loss on early extinguishment of debt.
<F5>
Includes current maturities of long-term debt.
<F6>
Includes the write-down of the NOARK investment - $21,000 (net of tax) or $1.44 per share.
<F7>
Excluding the write-down of the NOARK investment, return on average common equity was 7.6%.
<F8>
Includes adjustment to reserve for NOARK investment - $5,025 (net of tax) or $.34 per share.
<F9>
Excluding the adjustment to reserve for NOARK investment, return on average common equity was 11.8%.
<F10>
Includes income of $1,784 (net of tax) or $.11 per share attributable to a change in accounting method, and a gain of $1,708 (net of tax) or $.11 per share from the sale of the NOARK investment.
<F11>
Restated to account for a 1998 acquisition as a pooling of interests.  Years prior to 1996 were not restated for the pooling of interests as the effects were deemed not material.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET INCOME. The Company's net income was $10.0 million (or $0.63 per share) in 1998. The unseasonably warm weather throughout 1998 had a significant impact on earnings. On a weather-normalized basis, net income for 1998 would have been $17.2 million (or $1.08 per share). The following table shows the net income and earnings per share ("EPS") for the past three years, as well as the impact of weather, the divestiture of the NOARK investment, a change in accounting method and an extraordinary charge.

Years Ended December 31,                                     1998            1997            1996
---------------------------------------------------------------------------------------------------
                                                           (in thousands, except per share amounts)
Net income (loss):
  Reported                                                 $ 10,040        $ 15,425        $(12,762)
  Weather-normalized                                       $ 17,220        $ 15,425        $(13,997)

Earnings (loss) per share - basic and diluted (EPS):
  Reported                                                 $   0.63        $   1.06        $  (0.88)
  Weather-normalized                                       $   1.08        $   1.06        $  (0.96)

Impact of divestiture of NOARK on:
  Net income (loss):                                       $  1,708        $  5,025        $(21,000)
  EPS                                                      $   0.11        $   0.34        $  (1.44)

Impact of change in accounting method
 and extraordinary charge on:
  Net income (loss):                                       $  1,285        $     --        $     --
  EPS                                                      $   0.08        $     --        $     --

EPS, excluding special items above                         $   0.89        $   0.72        $   0.48

     The divestiture of NOARK, the change in accounting method and the extraordinary charge are all discussed in greater detail after the following discussions regarding the Company's business segments.


SUMMARY OF BUSINESS SEGMENTS

The Company has five business segments. They are gas distribution, engineering services, construction services, energy marketing and propane, pipelines and storage. Refer to Notes 1 and 12 of the Notes to the Consolidated Financial Statements for additional information regarding each business segment.
     The following table shows the operating revenues and operating income of each business segment as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the consolidated financial statements. Corporate and other includes corporate related expenses not allocated to segments, intercompany eliminations and results of other smaller operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


SUMMARY OF BUSINESS SEGMENTS (CONT.)

Years Ended December 31,                                     1998            1997            1996
---------------------------------------------------------------------------------------------------
                                                                        (in thousands)
Operating revenues
Gas Distribution                                           $184,221        $232,511        $232,985
Engineering Services                                         41,366           5,660           2,961
Construction Services                                        25,904          13,207              --
Propane, Pipelines and Storage                                4,852           3,027           3,070
Energy Marketing                                            397,888         555,367         344,379
Corporate and other                                         (16,746)        (33,840)        (35,485)
                                                           --------        --------        --------
  Consolidated                                             $637,485        $775,932        $547,910
                                                           ========        ========        ========

Operating income (loss)
Gas Distribution                                           $ 22,363        $ 26,348        $ 27,438
Engineering Services                                          2,938             778             273
Construction Services                                          (102)            762              --
Propane, Pipelines and Storage                                1,585           1,458           1,471
Energy Marketing                                               (696)            217          (3,857)
Corporate and other                                          (1,893)           (396)           (491)
                                                           --------        --------        --------
  Consolidated                                             $ 24,195        $ 29,167        $ 24,834
                                                           ========        ========        ========

Each business segment is discussed separately on the following pages. The Company evaluates the performance of its business segments based on the operating income generated. Operating income does not include non-operating items such as income taxes, interest expense, extraordinary charges, changes in accounting method and non-operating income and expense items. A review of the non-operating items follows the business segment discussions.


GAS DISTRIBUTION

WARMER TEMPERATURES IMPACT EARNINGS. The Company's operating income from its gas distribution business segment ("Gas Company") declined in 1998 due primarily to the impact of the unseasonably warm temperatures throughout the year. On a weather-normalized basis, the Gas Company's operating income would have increased by $6.8 million in 1998 when compared to 1997 and by $.8 million in 1997 compared to 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


GAS DISTRIBUTION (CONT.)

Years Ended December 31,                                     1998            1997            1996
---------------------------------------------------------------------------------------------------
                                                                        (in thousands)
Gas Distribution
Gas sales revenue                                          $166,700        $218,180        $219,371
Cost of gas sold                                            109,388         150,967         151,135
                                                           --------        --------        --------
  Gas sales margin                                         $ 57,312        $ 67,213        $ 68,236
Gas transportation revenue                                   14,832          13,243          12,358
Other operating revenue                                       2,689           1,088           1,256
                                                           --------        --------        --------
  Gross margin                                             $ 74,833        $ 81,544        $ 81,850
Operating expenses                                           52,470          55,196          54,412
                                                           --------        --------        --------
Operating income                                           $ 22,363        $ 26,348        $ 27,438
                                                           ========        ========        ========
Weather-normalized operating income                        $ 33,163        $ 26,348        $ 25,538
                                                           ========        ========        ========

The amounts in the table above include intercompany transactions

GAS SALES MARGIN. In 1998, gas sales margin decreased by $9.9 million (or 15%) compared to 1997. This was due primarily to lower gas sales resulting from the unseasonably warm weather during 1998 and the adoption of a new aggregation tariff, offset partially by the addition of new gas sales customers and a rate increase in October 1997. The weather during 1998 was 20% warmer than normal. $10.8 million of the decrease in operating income is attributable to the warm temperatures.
     The aggregation tariff, which was effective April 1, 1998, provides all commercial and industrial customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Company to continue charging the existing distribution charges and customer fees. The program is referred to as the aggregated transportation service ("ATS") program. Distribution charges and customer fees associated with customers who have switched to third-party gas suppliers are recorded in gas transportation revenue rather than gas sales revenue because the Gas Company is now acting as a transporter for those customers. Therefore, the decrease in gas sales margin due to customers switching to third-party suppliers ($2.5 million) is offset by a corresponding increase in gas transportation revenue.
     The addition of new customers increased gas sales margin by $1.8 million in 1998. The Gas Company added an average of 7,359 new gas sales customers in 1998. During the same period, an average of 2,900 gas sales customers switched from gas sales service to the Company's new ATS program.
     The October 1997 rate increase was granted primarily to allow for the recovery of costs related to a change in accounting for retiree medical benefits. The rate increase and aggregation tariff referenced above were approved in the October 1997 Order of the Michigan Public Service Commission ("1997 rate case") (see Note 2 in the Notes to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


GAS DISTRIBUTION (CONT.)

     In 1997, gas sales margin decreased by $1.0 million (or 2%), when compared to 1996, due primarily to lower gas sales resulting from warmer temperatures and several industrial gas sales customers converting to transportation. Weather was essentially normal in 1997 but was approximately 4% warmer than 1996. The impact of these items was offset partially by the addition of an average of 7,809 (or 3%) new gas sales customers in 1997.

GAS TRANSPORTATION REVENUE. Gas transportation revenue increased by $1.6 million in 1998 when compared to 1997, due primarily to revenues from the new ATS program discussed previously ($2.5 million), offset partially by lower off-peak transportation rates approved in the 1997 rate case. The new off-peak transportation rates are in effect from April through October and are $0.15 per Mcf lower than the Gas Company's regular transportation rates. Gas transportation revenue increased by $.9 million in 1997 when compared to 1996. This increase is primarily attributable to additional transportation customers, most of which were previously gas sales customers.

Years Ended December 31,                                       1998            1997            1996
----------------------------------------------------------------------------------------------------
Volumes:
Gas sold (MMcf)                                               32,247          41,985          43,758
Gas transported (MMcf)                                        23,791          21,373          20,532
                                                             -------         -------         -------
  Total (MMcf)                                                56,038          63,358          64,290
                                                             =======         =======         =======
Average Number of Customers:
Gas sales customers                                          241,070         236,611         228,802
Transportation and ATS customers                               3,105             183             151
                                                             -------         -------         -------
  Average number of total customers                          244,175         236,794         228,953
                                                             =======         =======         =======
Weather Statistics:
Heating degree days                                            5,566           6,838           7,099
Percent colder (warmer) than normal                            (19.7%)          (0.6%)           4.5%
                                                             =======         =======         =======

OTHER OPERATING REVENUE. In 1998, other operating revenue increased by $1.6 million over 1997. The increase is due primarily to an increase in balancing charges and various miscellaneous fees charged to customers beginning in late 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


GAS DISTRIBUTION (CONT.)

OPERATING EXPENSES. Operating expenses decreased by $2.7 million (or 5%) in 1998 when compared to 1997. Approximately $1.9 million of the decrease is attributable to an overall reduction in general and administrative expenses due to cost cutting measures initiated during 1998, lower incentive compensation due to the decrease in Company earnings, and reductions in compensation and pension expenses due primarily to lower employee levels as a result of the Company's early retirement program and changes to the Company's employee pension plans. See Note 9 in the Notes to the Consolidated Financial Statements for more information on the early retirement program.
In addition, there  were decreases in uncollectible gas accounts
($.4 million) due to increased collection efforts and warmer weather, regulatory expenses ($.4 million) due to a reduced regulatory activity, and insurance costs ($.5 million) due primarily to efforts to reduce premiums while maintaining coverage levels. During 1998, the Gas Company also recorded a one-time $.4 million reduction in employee benefit expenses as a result of the early retirement program. These savings were offset partially by increases in depreciation expense as a result of new property, plant and equipment placed in service and increases in retiree medical expense. The 1997 rate case authorized a customer rate increase to offset the impact of the additional retiree medical expense.
     In 1997, operating expenses increased by $.8 million (or 1%) when compared to 1996. The increase was attributable mainly to increases in depreciation and property tax expenses ($1.2 million) due to additional property, plant and equipment in service, an increase in uncollectible gas accounts resulting from the previous year's colder weather and higher gas prices, and a slight increase in retiree medical costs. Partially offsetting these increases were decreases in pension and employee benefit expenses.

OUTLOOK. The strategy of the Gas Company is to maximize its earnings potential. With the approval of incentive rates by the MPSC in late 1997 and 1998, the Gas Company is allowed to retain a portion of earnings in excess of its authorized return and refund the remainder to customers. In 1998, the MPSC also authorized the Gas Company to, among other things, suspend its GCR clause and freeze for three years in its base rates a gas charge of $3.24 per Mcf. The GCR freeze and new rates take effect in April 1999 and generally extend through March 2002. The Gas Company was able to offer this GCR suspension partly as a result of agreements reached with TransCanada Gas Services, Inc., under which the latter will provide the Gas Company's natural gas requirements and manage the Gas Company's natural gas supply and the supply aspects of transportation and storage operations for the same three year period. Management believes that the overall impact of the MPSC order and the Gas Company's agreements with TransCanada will be lower rates for its customers and an opportunity for the Company to increase profitability while maintaining or improving service levels (see Note 2 of the Notes to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


GAS DISTRIBUTION (CONT.)

     The Gas Company's 3% customer growth rate in 1998 was nearly double the industry average and is anticipated to continue. Efforts to offer new products and services will continue. Control of operating expenses will be enhanced through the early retirement program offered during 1998, the redesign of employee benefits during 1998 and increased use of technology to achieve operating efficiencies. These technologies include automatic meter reading and automated dispatch and scheduling. Through more effective management of the construction budget and financing costs, growth in capital costs are expected to be contained.
     As is the case with many gas distribution utilities, there is a potential for industrial and generating plants on the Gas Company's system to bypass the Gas Company and connect directly to interstate natural gas pipelines. Refer to the Industry Trends section in the following pages for more information.
     For information on environmental matters, regulatory matters and the application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation", refer to Notes 2 and 14 of the Notes to the Consolidated Financial Statements.


ENGINEERING SERVICES

SIGNIFICANT GROWTH IN ENGINEERING REVENUES AND EARNINGS. The Company's engineering services business segment ("Engineering Services") contributed $41.4 million in revenues and $2.9 million in operating income for 1998. Engineering Services is comprised of two companies, Maverick Pipeline Services, Inc. ("Maverick") and Oilfield Materials Consultants, Inc. ("OMC"). The acquisition of Maverick, in December 1997, was accounted for as a purchase. Therefore, the consolidated financial statements and the table below include the results of Maverick's operations since December 1997. The acquisition of OMC, in November 1998, was accounted for as a pooling of interests and, accordingly, the consolidated financial statements and the table below have been restated to include the financial results of OMC as if it were part of the Company for all of 1998, 1997 and 1996 (see Note 3 of the Notes to the Consolidated Financial Statements).

Years Ended December 31,                                      1998            1997            1996
----------------------------------------------------------------------------------------------------
                                                              (in thousands, except billed hours)
Engineering Services
Operating revenues                                          $ 41,366        $  5,660        $  2,961
Operating expenses                                          $ 38,428        $  4,882        $  2,688
                                                            --------        --------        --------
Operating income                                            $  2,938        $    778        $    273
                                                            ========        ========        ========
Billed hours                                                 586,000         180,000          72,000
                                                            ========        ========        ========

The amounts in the table above include intercompany transactions

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


ENGINEERING SERVICES (CONT.)

ENGINEERING REVENUES. Engineering Services' operating revenues in 1998 increased $35.7 million or nearly eight-fold from 1997. Approximately
$24.5 million of the increase represents the 1998 revenues of Maverick, which was acquired in December 1997. Maverick's revenues reflect a $20 million turnkey project it completed in Vineland, New Jersey. Maverick performed the engineering and design-work and also managed construction of the project. Maverick was able to win the turnkey project due, in part, to the financial strength of SEMCO Energy, Inc. The remainder of the increase in 1998 engineering revenues ($11.2 million), when compared to 1997, is attributable to OMC. OMC's 200% increase in revenues is due to growth in OMC's customer base and growth in quality assurance and quality control projects worked on in 1998.
     In 1997, engineering revenues increased by $2.7 million (or 90%) compared to 1996. The increase was due to growth in OMC's customer base, which led to increased revenue from quality assurance projects in the natural gas pipeline industry.

OPERATING EXPENSES. In 1998, operating expenses increased by $33.5 million, when compared to 1997. $23.1 million of the increase is Maverick's 1998 operating expenses. $10.4 million of the increase is attributable to OMC and represents increases in the level of business experienced in 1998.
     Operating expenses increased by $2.2 million (or 82%) in 1997 compared to 1996. The increase is due primarily to increases in compensation, payroll taxes and project expenses to support the increase in revenues.

OUTLOOK. Management plans to expand Engineering Services by growing its existing operations and through acquisitions. Management believes there is a trend towards outsourcing in the utility industry and believes that Engineering Services is positioned to take advantage of this trend. It is also anticipated that the demand for turnkey services will increase. With the financial strength of SEMCO Energy, Inc., Engineering Services is in a position to win significant turnkey projects. Engineering Services successfully completed its first turnkey project in 1998 and expects to expand this type of business significantly in the future. With the recent downturn in oil prices, there has been a reduction in oil and gas production and related activities, as a result of which OMC has experienced a reduction in the level of available construction inspection and quality assurance projects. Management believes that the level of these activities and available projects will increase as oil prices recover.


CONSTRUCTION SERVICES

CONSTRUCTION BUSINESS EXPANDS. The construction services business segment ("Construction Services") expanded into Tennessee with the acquisition of King Energy & Construction Co. ("King") in May 1998. King provides underground construction services similar to those provided by Sub-Surface Construction Co. ("Sub-Surface"). Construction Services also started an overhead-line construction company in Florida in January 1998. However, the operations of this start-up business were halted in mid-1998 in resp-onse to lower than expected business levels and earnings. The start-up business generated an operating loss of $.9 million during the period it operated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


CONSTRUCTION SERVICES (CONT.)

Years Ended December 31,                                      1998            1997<F1>
------------------------------------------------------------------------------------------
                                                       (in thousands, except billed hours)
Construction Services
Operating revenues                                          $ 25,904        $ 13,207
Operating expenses                                          $ 26,006        $ 12,445
                                                            --------        --------
Operating income (loss)                                     $   (102)       $    762
                                                            ========        ========
Billed hours                                                 564,000         291,000
                                                            ========        ========

The amounts in the table above include intercompany transactions
<F1>
Includes results from August 1, 1997 to December 31, 1997 only.

OPERATING INCOME. Construction Services' operating income, excluding the start-up business mentioned above, was $.8 million in both 1998 and 1997. The 1997 results reflect the operations of Sub-Surface for the period subsequent to its acquisition in August 1997, which excludes the seasonal losses which are typical during the first half of the year.

OUTLOOK. Management believes there are significant opportunities for growth in the pipeline construction industry. The industry is viewed as large but highly fragmented. Management believes that customer preference is shifting from smaller construction companies to much larger contractors. The Company plans to expand Construction Services' market share significantly by acquiring established companies that have a strong customer base.


PROPANE, PIPELINES AND STORAGE

PROPANE COMPANY ACQUIRED. The Company entered the propane distribution business with the acquisition of Hotflame Gas, Inc. and Hot Flame Transport Co., Inc. (together "Hotflame") on March 31, 1998. The acquisition of Hotflame was accounted for as a purchase and, therefore, only the results of operations since April 1998 are included in the consolidated financial statements and the table below. Hotflame's 1998 operating results do not include the very profitable winter heating months of January through March.
     The operating results of the Company's pipelines and storage operations have been fairly consistent over the past three years. The operations consist of several pipelines and an ownership interest in a gas storage facility (separate from the Gas Company), all of which are located in Michigan.

Years Ended December 31,                                      1998            1997            1996
----------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Propane, Pipelines and Storage
Operating revenues                                          $  4,852        $  3,027        $  3,070
Operating expenses                                          $  3,267        $  1,569        $  1,599
                                                            --------        --------        --------
Operating income                                            $  1,585        $  1,458        $  1,471
                                                            ========        ========        ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


PROPANE, PIPELINES AND STORAGE (CONT.)

OPERATING REVENUES. Operating revenues were $4.8 million in 1998 compared to $3.0 million in 1997. The increase was due primarily to the propane distribution revenue recorded in 1998 for Hotflame.

OPERATING INCOME. Operating income was generally unchanged with nearly all income coming from the pipeline and storage operations. The propane operation did not contribute any operating income due to the combination of the warm weather (19% warmer than normal in the Company's propane market area) and the fact that the operating results did not include operating income from the profitable winter heating months of January through March. On a weather-normalized basis, the propane operation would have contributed $.2 million to operating income for the period of April through December of 1998.

OUTLOOK. Management's goal is to build a strong regional propane business. Growth will be focused in the Midwest and regions contiguous to the Company's existing propane or natural gas operations. Hotflame is currently the largest provider of propane in the upper peninsula of Michigan. Through prudent acquisitions, management will attempt to double or triple the size of the Company's propane operation over the next five years.
     Management believes that the gas pipelines and storage operations could experience opportunities for growth with the increased deregulation of gas markets. As gas markets continue to expand, management feels that the quantity of gas moving through the Great Lakes Region will increase, therefore, creating additional pipeline and storage opportunities.


ENERGY MARKETING

On March 15, 1999, the Company entered into an agreement, subject to approval under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1987, to sell its energy marketing business ("Energy Services") to another energy marketer. Management has concluded that the relatively low margins, generally poor industry returns and high risks associated with natural gas marketing do not support remaining in the business. The gas marketing business no longer fits the Company's future strategic direction.

Years Ended December 31,                                      1998            1997            1996
------------------------------------------------------------------------------------------------------
                                                          (in thousands, except gas marketing volumes)
Energy Marketing
Gas marketing revenues                                      $397,888        $555,367        $344,379
Cost of gas marketed                                         393,762         546,562         344,295
                                                            --------        --------        --------
Gas marketing margin                                        $  4,126        $  8,805        $     84
Operating expenses                                          $  4,822           8,588           3,941
                                                            --------        --------        --------
Operating income (loss)                                     $   (696)       $    217        $ (3,857)
                                                            ========        ========        ========
Gas marketing volumes (MMcf)                                 166,197         199,689         129,429
                                                            ========        ========        ========

The amounts in the table above include intercompany transactions

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


ENERGY MARKETING (CONT.)

GAS MARKETING MARGIN. Gas marketing margin for 1998 decreased by $4.7 million when compared to 1997 due primarily to the impact of warm weather on market demand, increased competition, restructuring activities at Energy Services and a decrease in gas marketing volumes. The warm weather reduced prices which decreased gas marketing margins. Increased competition also continued to put downward pressure on gas marketing margins. During 1998, Energy Services terminated agreements with all of its third-party gas marketing companies in an effort to reduce risks, eliminate lower margin transactions and improve profitability. The termination of these agreements accounts for a portion of the decrease in gas marketing volumes when compared to 1997.
     In 1997, natural gas marketing revenues and volumes increased $211 million (or 61%) and 70,260 MMcf (or 54%), respectively, when compared to 1996. Revenues and volumes increased significantly due to the development of additional marketing offices. The $8.7 million increase in gas marketing margin in 1997, when compared to 1996, was due to the impact on 1996 results of uneconomical trading contracts which Energy Services has since terminated.

OPERATING EXPENSES. Operating expenses decreased by $3.8 million (or 44%) in 1998, compared to 1997, due to lower incentive payments to the Company's third-party gas marketers and the termination of gas marketing agreements with these companies as discussed above.
     In 1997, operating expenses increased $4.6 million (or 118%) when compared to 1996. The increase was due to larger third-party marketer incentive payments relating to higher margins ($2.2 million), additional expenses to support increased gas marketing volumes ($1.1 million), increased receivables write-offs ($.6 million) and other restructuring charges and taxes ($.7 million).


OTHER INCOME AND DEDUCTIONS

Years Ended December 31,                                     1998            1997            1996
---------------------------------------------------------------------------------------------------
                                                                        (in thousands)
Consolidated Other Income (Deductions):
  Divestiture of NOARK investment                          $  5,048        $  7,730        $(32,308)
  Interest expense                                          (14,811)        (13,059)        (11,083)
  Dividends on preferred stock                                 (193)           (194)           (194)
  Other                                                         836             250          (1,117)
                                                           --------        --------        --------
                                                           $ (9,120)       $ (5,273)       $(44,702)
                                                           ========        ========        ========

DIVESTITURE OF NOARK INVESTMENT. On January 14, 1998, the Company sold its entire interest in the NOARK Pipeline System Partnership ("NOARK") to ENOGEX Arkansas Pipeline Corporation ("EAPC"). Refer to Note 15 of the Notes to the Consolidated Financial Statements for additional information regarding NOARK.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


OTHER INCOME AND DEDUCTIONS (CONT.)

     In December 1996, the Company recorded a $21.0 million after-tax non-cash write-down of its general partnership interest in NOARK. In December 1997, the Company reduced its reserve for NOARK by $5.0 million after-tax based on the terms of the pending sale. The sale occurred in January 1998 and, including subsequent adjustments, resulted in a final gain on the sale of NOARK of $1.7 million after-tax. The adjustments to the gain included income tax benefits related to tax losses generated by the partnership and adjustments to discount rates used to compute the present value of future cash flows pursuant to the terms of the sale. The discount rates were adjusted to better reflect actual market rates at the time of the sale.

INTEREST EXPENSE. Interest expense increased by $1.7 million (or 13%) in 1998 compared to 1997 due to the higher levels of debt outstanding during the first half of 1998. The additional debt had been incurred to finance the Company's ongoing capital expenditure program and for general corporate purposes. During August 1998 the Company sold 1.82 million shares of its common stock and used a significant portion of the net proceeds to repay short-term debt. See Note 5 of the Notes to the Consolidated Financial Statements for more information on debt issuances and refinancings. Interest expense increased by $2.0 million (or 18%) in 1997 compared to 1996 due primarily to increases in debt levels to finance the Company's capital expenditure program and for general corporate purposes.

OTHER. In 1998, other income increased by $.6 million when compared to 1997. The increase is due primarily to the impact of discontinuing the Company's unprofitable appliance merchandising programs in 1997 and an increase in equity income from partnership investments in gas pipeline and gas storage facilities. Other income increased by $1.4 million from 1996 to 1997. The increase is attributable mainly to the change in accounting treatment for NOARK in 1996. With its write-down of NOARK in December 1996, the Company discontinued accounting for NOARK under the equity method and stopped accruing interest income on advances to the NOARK partnership.


ACCOUNTING METHOD CHANGE AND EXTRAORDINARY ITEM

The Company changed its method of accounting for property taxes during 1998. The cumulative effect of the change in accounting method increased earnings by $1.8 million. The Company also incurred an extraordinary charge of $.5 million after-tax during 1998 for the early redemption of all of its outstanding 8.625% debentures due April 15, 2017. Refer to Note 1 of the Notes to the Consolidated Financial Statements for more information on these items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM INVESTING. The Company's single largest use of cash is capital investments. The following table identifies investments for the past three years:

Years Ended December 31,                                     1998            1997            1996
---------------------------------------------------------------------------------------------------
                                                                        (in thousands)
Capital Investments
Property additions - gas distribution                      $ 23,029        $ 28,201        $ 30,169
Property additions - diversified businesses                   2,246           1,272             355
Business acquisitions <F1>                                   20,356 <F2>     15,567              --
                                                           --------        --------        --------
                                                           $ 45,631        $ 45,040        $ 30,524
                                                           ========        ========        ========

<F1>
Includes the value of Company stock issued for acquisitions.
<F2>
Includes $14,073 of Company stock issued for the acquisition of OMC.  The acquisition of
OMC was accounted for as a pooling of interests.

     Capital expenditures for gas distribution represent primarily new customer additions and, to a lesser extent, plant repair and replacement. In addition, the Company invested approximately $4.5 million, $8 million and $2 million in technology in 1998, 1997 and 1996, respectively. This technology consists of automated meter reading, automated dispatch and scheduling, in-truck computer terminals and other computer infrastructure improvements which are expected to increase significantly customer service and operational efficiency at the gas distribution operation.
     In 1999, the Company plans to spend approximately $20 million on property additions for the gas distribution and diversified businesses. In addition, the Company is planning to incur additional expenditures for business acquisitions in 1999.

CASH FLOWS FROM OPERATIONS. The Company's net cash provided from operating activities totaled $24.7 million in 1998, $9.0 million in 1997, and $11.4 million in 1996. The change in operating cash flows is significantly influenced by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of receipts and payments.
     The Company uses significant amounts of short-term borrowings to finance natural gas purchases for storage during the non-heating season. The Company owns and leases natural gas storage facilities with available capacity approximating 35% to 40% of average annual gas sales. Generally, gas is stored during the months of April through October and withdrawn for sale from November through March. The carrying amount of natural gas stored underground peaked at $58 million, $59 million, and $38 million in October 1998, 1997, and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


LIQUIDITY AND CAPITAL RESOURCES (CONT.)

CASH FLOWS FROM FINANCING. The Company raised $6.2 million by issuing new common shares during 1998 to meet the dividend reinvestment and stock purchase requirements of the DRIP.
     In April 1998 the Company redeemed all of its outstanding 8.625% debentures due April 15, 2017. The redemption was accomplished using short-term debt.
     The Company and SEMCO Capital Trust filed a registration statement on Form S-3 ("registration statement") with the Securities and Exchange Commission ("Commission") in July 1998 for the registration of debt securities and common stock of the Company and trust preferred securities of SEMCO Capital Trust in any combination up to $200 million.
     During August 1998 the Company sold 1.82 million shares of its common stock in a public offering. The proceeds of the offering were $26.2 million after underwriting discounts but before expenses. The Company used the net proceeds from the stock issuance to repay short-term debt and for general corporate purposes.
     In October 1998, the Company entered into a Distribution Agreement with Merrill Lynch & Co., Morgan Stanley Dean Witter, A.G. Edwards & Sons, Inc. and Edward D. Jones & Co., L.P. pursuant to which it may issue, from time to time, an aggregate of $150 million of medium-term notes.
     The Company issued, in November 1998, $5 million of 6.40% medium-term notes due November 2008, $15 million of 6.50% medium-term notes due November 2005, and $10 million of 7.03% medium-term notes due November 2013.
     During 1998, the Company made a $9.2 million payment on a note payable to EAPC pursuant to the terms of the sale of NOARK (See Note 15 of the Notes to the Consolidated Financial Statements).
     The Company issued 1.3 million shares of its common stock to the shareholders of businesses acquired during 1998. Of the shares issued,
 .9 million were for the acquisition of OMC which was accounted for as a pooling of interests. See Notes 1 and 3 of the Notes to the Consolidated Financial Statements for more information.
     Dividends paid to common shareholders increased from 1996 through 1998 due to the impact of 5% stock dividends in each of those three years. The stated cash dividend of $.20 per share per quarter did not change. However, the acquisition of OMC was accounted for as a pooling of interests and, accordingly, the 1998, 1997 and 1996 dividends paid have been restated to include the dividends paid by OMC.

FUTURE FINANCING. In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of short-term lines of credit. When appropriate, the Company will refinance its short-term lines with long-term debt, common stock or other long-term financing instruments. The Company expects to acquire additional businesses in 1999 and will likely raise the required capital through a combination of utilizing short-term lines of credit and issuing long-term debt or equity. At December 31, 1998, the Company had $110 million of short-term credit facilities, of which $50.2 million was unused.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


LIQUIDITY AND CAPITAL RESOURCES (CONT.)

     During 1999, the Company will make a $3.1 million payment to EAPC pursuant to the terms of the sale of NOARK. See Note 15 of the Notes to the Consolidated Financial Statements for a discussion of the amounts to be paid in conjunction with the sale of NOARK.

COMMODITY HEDGING. Energy Services has entered into various long-term sales commitments which may extend up to 60 months into the future. Energy Services maintains a hedging program with the objective of preserving the anticipated margin on these sales commitments. The hedges are designed to ensure that the impact of natural gas price fluctuations on the fair value of long-term sales commitments will be offset by gains and losses on the hedging instrument. The most frequently used hedging instruments are natural gas futures and options, although Energy Services may also enter into natural gas swap agreements, enter into contracts to purchase natural gas from producers for future delivery or inject gas into storage for later withdrawal.
     Critical to the success of the hedging program is the performance by both the party to the hedge and the marketing customer buying gas under the long-term sales commitment. Energy Services performs extensive credit reviews on new and existing marketing customers and only enters into hedging transactions with reputable dealers, primarily on the NYMEX, or directly with reliable suppliers.
     At December 31, 1998 and 1997, Energy Services had recorded net deferred gains (losses) from its hedging program of approximately ($3.3 million) and $.1 million, respectively. At the same time, Energy Services had offsetting amounts of unrecorded gains or losses pursuant to the underlying long-term sales commitments.
     See Note 8 of the Notes to the Consolidated Financial Statements for further information regarding the types, underlying notional volumes, and fair values of Energy Services' hedges at December 31, 1998 and 1997.

MARKET RISK INFORMATION. The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in natural gas prices. The prices of natural gas are subject to fluctuations resulting from changes in supply and demand. To reduce price risk caused by these market fluctuations, the Company's policy is to hedge (through the use of derivatives) inventory and related purchase and sale contracts. Because commodities covered by these derivatives are substantially the same commodities that the Company buys and sells in the physical market, no special correlation studies other than monitoring the degree of convergence between the derivative and cash markets, are deemed necessary. (The changes in market value of these financial instruments have a high correlation to the price changes of natural gas.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


LIQUIDITY AND CAPITAL RESOURCES (CONT.)

     A sensitivity analysis has been prepared to estimate the price exposure to the market risk of the Company's natural gas commodity position. The Company's monthly net commodity position consists of natural gas inventories, purchase and sale contracts, and derivative financial and commodity instruments. The fair value of this position is a summation of the fair value of each position calculated by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 25% adverse change in such prices over the next 12 months. The results of this analysis, which may differ from actual results, showed that this type of change would reduce the market value of the Company's net commodity position by less than $50,000.


IMPACT OF INFLATION

The cost of gas sold by the Gas Company is recovered from natural gas distribution customers on a current basis through its GCR clause. However, the MPSC has authorized the Company to suspend its GCR clause and freeze for three years in its base rates a gas charge of $3.24 per Mcf. The GCR suspension and rate freeze take effect in April 1999 and generally extend through March 2002. See Note 2 of the Notes to the Consolidated Financial Statements for more information regarding the rate freeze.
     Increases in other utility operating costs are recovered through the regulatory process of a rate case and, therefore, may adversely affect the results of operations in inflationary periods due to the time lag involved in this process. The Company attempts to minimize the impact of inflation by controlling costs, increasing productivity and filing rate cases on a timely basis.


INDUSTRY TRENDS

COMPETITION. The market prices of alternate sources of energy such as coal and #6 fuel oil compete to a limited degree with the price the Gas Company charges for industrial sales and transportation of natural gas. To lessen the possibility of a fuel switch by industrial customers, the Company offers additional services, such as gas storage and balancing, in addition to a more environmentally friendly fuel.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


INDUSTRY TRENDS (CONT.)

     The Gas Company serves a number of industrial and generating plants on various parts of its system. Some of these plants are also located in the vicinity of interstate natural gas pipelines. As is the case with many local gas distribution utilities, the Gas Company is subject to being bypassed by these pipelines. In response to this threat, the Gas Company, from time to time, enters into agreements with companies under which the Gas Company may reduce the rates it charges for transportation of natural gas to the companies' plants, in return for which the plants will continue to use the Gas Company system for all of their requirements for natural gas distribution and transportation service, and not connect directly to the pipelines. The Gas Company is currently negotiating agreements with two plants. There can be no assurance that other plants located on the Gas Company's system and accessible to interstate pipelines will not also seek to take advantage of bypass opportunities in the future.
     Engineering Services competes with regional, national and international firms as well as in-house engineering and field service departments. Because of the minimal initial capital requirements it is likely that new competition will arise from other firms that possess the professional requirements and qualifications.
     Success in the engineering services market depends on factors such as technical expertise, experience, price, financial stability and the availability of skilled, technical personnel possessing required industry qualifications. On the basis of these factors, the Company believes it will compete favorably. With the recent downturn in oil prices, there has been a reduction in oil and gas production and related activities, as a result of which OMC has experienced a reduction in the level of available construction inspection and quality assurance projects. Management believes that the level of these activities and available projects will increase as oil prices recover.
     Construction Services competes with small- and medium-size regional utility contractors who provide similar services and utilize comparable equipment and installation techniques. There is also competition from in-house construction crews of the existing or prospective customers. The Company believes that its level of expertise, experience and resources will allow it to compete favorably in the construction industry.
     The Company's retail propane business competes with other energy sources such as natural gas, fuel oil and electricity. There is also competition from other regional propane providers. Expansion of natural gas service into propane markets is inhibited due to the capital costs involved in the pipeline infrastructure. Propane is less expensive to use than electricity and conversion of appliances from one fuel to another is costly thereby protecting existing propane markets.
     The basis of competition with other regional propane providers is price and service. Based on the Company's history of providing safe, reliable and timely service to its customers, the Company believes it will compete favorably with other propane providers.
     Energy Services competes based on its ability to access competitively priced natural gas and efficiently utilize the pipeline transmission system. Price is the prominent competitive factor in sales to wholesale customers, such as gas distribution companies and municipalities. In retail activities, Energy Services competes based on its ability to offer a broad range of competitively priced products and services that are tailored to meet the needs of individual customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


INDUSTRY TRENDS (CONT.)

REGULATION. Since 1994 interstate pipelines have unbundled their services to offer separate service for gas transportation, storage and gathering. As a result, natural gas distribution companies have the ability to select and pay for only those pipeline services they require. In addition, customers on natural gas distribution systems may purchase the same level of unbundled service directly from the interstate pipelines. Under such circumstances, natural gas distribution companies generally provide transportation services to those customers.
     The availability of unbundled pipeline services has resulted in continued pressure on gas distribution companies to offer similar unbundled services in order to facilitate the customers' choice of possible suppliers. This competition has resulted in some reduction in natural gas transportation margins. Currently, the Gas Company is providing transportation services principally to large industrial and commercial customers.


YEAR 2000

STATE OF READINESS. The Company uses computer systems, equipment, software and related devices ("technology systems") that have date-sensitive embedded technology that may not be able to distinguish between the year 1900 and the year 2000 ("Y2K"). If not corrected, this could cause the Company to, among other things, report inaccurate data, issue inaccurate bills or incur gas delivery problems. The Company has initiated an enterprise-wide plan to prepare for Y2K (the "Y2K Plan"). The Y2K Plan has four phases: (i) identification; (ii) remediation; (iii) testing; and (iv) contingency planning. The identification phase includes identification, inventory, assessment, and prioritization plan development for all technology systems. The remediation phase involves the upgrading, modification, or replacement of technology systems. The testing phase includes testing the remediated technology systems to ensure that they accurately handle the year 2000 date and monitoring the remediated systems to ensure that Y2K problems are not reintroduced. The contingency planning phase involves the development of contingency plans to address certain risk scenarios.
     The Y2K Plan is being used for traditional information technology ("IT") which includes essential business systems such as payroll, billing, accounting systems, wide area networks, local area networks, personal computers, etc. The Company is also using the Y2K Plan for process control computers and embedded systems contained in buildings, equipment and the gas supply and delivery systems.
     The Company has completed the identification phase for all significant internal technology systems and is currently in the remediation and testing phases on most of its Y2K projects. The Company currently plans to complete the remediation phase for all significant internal technology systems by July 1999 and complete the testing phase by September 1999, with continuous monitoring of tested systems through the end of 1999. The Company is in the early stages of contingency planning for its Y2K projects and plans to be completed with all contingency planning by November 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


YEAR 2000 (CONT.)

     The Company has inquired of third parties, i.e., vendors, suppliers and customers, which have a material relationship with the Company, as to the status of their Y2K readiness. To date, the Company has not received all of the responses from these third parties and, therefore, is unable to state with reasonable assurance the status of their readiness for Y2K. The Company continues to work with critical vendors, suppliers and customers to gain assurance of their Y2K readiness, and will develop contingency plans to mitigate anticipated shortcomings in their readiness.

COST OF REMEDIATION. The Company is expensing the cost of modifications to technology systems as incurred, while capitalizing and amortizing the cost of new software over its useful life. The Company estimates that the total cost of the Y2K Plan is approximately $2.0 to $2.5 million. Costs incurred through December 31, 1998 related to the Y2K Plan were approximately
$1.3 million, with the majority of the work being performed by Company employees. The Company has incurred an opportunity cost for implementing the Y2K Plan, thus deferring potentially beneficial IT projects.

RISK ASSESSMENT. The Company has identified what it believes are the most significant worst case Y2K scenarios. These scenarios are (i) interference with the Company's ability to receive and deliver gas to customers and perform services for customers; (ii) interference with the Company's ability to monitor gas pressure and safety throughout the Company's gas distribution system; (iii) interference with communications during safety related emergencies and (iv) interference with the Company's ability to bill and receive payments from customers. These scenarios could result in the Company not being able to deliver gas or perform other services for a period of time, which could have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company's Y2K Plan is being used to address these worse case scenarios. Contingency plans will be revised and executed to further mitigate the risks associated with these scenarios.
     The Company expects that its Y2K Plan will be adequate to address its Y2K issues and is developing contingency plans to further assure that vital functions of the Company dependent on third parties will continue uninterrupted. Contingency plans will include existence of short-term in-house capabilities (i.e. back-up power generation) and diversification of goods and services among multiple suppliers (i.e. pipeline companies). However, there are functions, which cannot be duplicated, such as the local telephone network, which remain a vulnerability to the Company. Of course, there can be no assurance as to whether the contingency plans will successfully address all contingencies that may arise. In the event that the Company is unsuccessful in addressing its Y2K issues, there could be a material adverse effect on the Company's liquidity, financial condition and results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


NEW ACCOUNTING STANDARDS

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
     SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.
     In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue 98-10"). EITF Issue 98-10 is effective for fiscal years beginning after December 15, 1998. EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effects of initial application of EITF Issue 98-10 will be reported as a cumulative effect of a change in accounting principle. Financial statements for periods prior to initial adoption of EITF Issue 98-10 may not be restated. The Company has not yet quantified the impacts of adopting EITF Issue 98-10 on its financial statements but does not anticipate that the accounting change will have a material effect going forward.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's belief and expectations are forward-looking statements. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical areas where the Company does business; (iii) the capital intensive nature of the Company's business; (iv) increased competition within the energy marketing industry as well as from alternative forms of energy;
(v) the timing and extent of changes in commodity prices for natural gas;
(vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) the Company's ability to bid on and win business contracts; (viii) the impact of energy prices on the amount of projects and business available to Engineering Services; (ix) the nature, availability and projected profitability of potential investments available to the Company and (x) the conditions of capital markets and equity markets.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,                            1998                 1997                1996
----------------------------------------------------------------------------------------------------
                                                 (in thousands of dollars, except per share amounts)

OPERATING REVENUES
Gas sales                                         $166,700             $218,180            $219,371
Gas transportation                                  14,832               13,243              12,358
Engineering services                                40,937                5,660               2,961
Construction services                               16,621                7,484                  --
Gas marketing                                      390,817              526,962             308,703
Other operations                                     7,578                4,403               4,517
                                                  --------             --------            --------
                                                  $637,485             $775,932            $547,910
                                                  --------             --------            --------
OPERATING EXPENSES
Cost of gas sold                                  $109,388             $150,967            $151,135
Cost of gas marketed                               386,691              518,157             308,619
Operations and maintenance                          92,696               55,209              43,211
Depreciation                                        15,349               12,877              11,334
Property and other taxes                             9,166                9,555               8,777
                                                  --------             --------            --------
                                                  $613,290             $746,765            $523,076
                                                  --------             --------            --------
OPERATING INCOME                                  $ 24,195             $ 29,167            $ 24,834
                                                  --------             --------            --------
OTHER INCOME (DEDUCTIONS)
Divestiture of NOARK investment                   $  5,048             $  7,730            $(32,308)
Interest expense                                   (14,811)             (13,059)            (11,083)
Dividends on preferred stock                          (193)                (194)               (194)
Other                                                  836                  250              (1,117)
                                                  --------             --------            --------
                                                  $ (9,120)            $ (5,273)           $(44,702)
                                                  --------             --------            --------
INCOME (LOSS) BEFORE INCOME TAXES                 $ 15,075             $ 23,894            $(19,868)
INCOME TAXES                                      $  6,320             $  8,469            $ (7,106)
                                                  --------             --------            --------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF ACCOUNTING METHOD CHANGE AND
EXTRAORDINARY CHARGE                              $  8,755             $ 15,425            $(12,762)
Cumulative effect of change in accounting
  method for property taxes, net of income
  taxes of $960                                      1,784                   --                  --
Extraordinary charge due to early retirement
  of debt, net of income taxes of $269                (499)                  --                  --
                                                  --------             --------            --------
NET INCOME (LOSS)                                 $ 10,040             $ 15,425            $(12,762)
                                                  ========             ========            ========
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED     $   0.63             $   1.06            $  (0.88)
CASH DIVIDENDS PAID PER SHARE                     $   0.74             $   0.70            $    .67
AVERAGE COMMON SHARES OUTSTANDING                   15,906               14,608              14,573
                                                  ========             ========            ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,                                                1998            1997            1996
--------------------------------------------------------------------------------------------------------------
                                                                             (in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $  10,040       $  15,425       $ (12,762)
Adjustments to reconcile net income (loss) to net cash
 from operating activities:
  Depreciation                                                          15,349          12,877          11,334
  Extraordinary charge                                                     499              --              --
  Divestiture of NOARK investment                                       (5,048)         (7,730)         32,308
  Deferred taxes and investment tax credit                               1,832           6,388          (7,148)
  Equity (income) loss, net of distributions                               168             402           3,740
  Changes in assets and liabilities, net of effects
   of acquisitions and other changes as shown below:                     1,848         (18,393)        (16,099)
                                                                     ---------       ---------       ---------
Net Cash From Operating Activities                                   $  24,688       $   8,969       $  11,373
                                                                     ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Property additions - gas distribution                                $ (23,029)      $ (28,201)      $ (30,169)
Property additions - diversified businesses                             (2,246)         (1,272)           (355)
Property sales proceeds, net of retirement costs                           871             373             865
Acquisitions of businesses, net of cash acquired                            26         (15,117)             --
Advances to equity investees                                            (4,284)         (3,308)           (844)
                                                                     ---------       ---------       ---------
Net Cash From Investing Activities                                   $ (28,662)      $ (47,525)      $ (30,503)
                                                                     ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of expenses                            $  32,570       $   5,874       $   5,132
Repurchase of common stock and related expenses                             --          (3,071)         (5,629)
Net cash change in notes payable                                       (20,561)        (19,976)         39,612
Issuance of long-term debt, net of expenses                             29,390          60,000              --
Repayment of long-term debt and related expenses                       (24,503)            (25)            (15)
Payment of dividends                                                   (12,029)        (10,419)        (10,008)
                                                                     ---------       ---------       ---------
Net Cash From Financing Activities                                   $   4,867       $  32,383       $  29,092
                                                                     ---------       ---------       ---------
CASH AND TEMPORARY CASH INVESTMENTS
Net increase (decrease)                                              $     893       $  (6,173)      $   9,962
Beginning of year                                                        4,060          10,233             271
                                                                     ---------       ---------       ---------
End Of Year                                                          $   4,953       $   4,060       $  10,233
                                                                     =========       =========       =========


Changes in assets and liabilities, net of effects
 of acquisitions and other changes:
  Receivables, net                                                   $  21,095       $  (3,836)      $ (10,619)
  Accrued revenue                                                        6,083           9,551         (37,695)
  Materials, supplies and gas in underground storage                    (1,710)         (3,175)        (12,380)
  Gas charges, recoverable from customers                                8,375          (6,140)         (7,937)
  Accounts payable                                                     (24,449)        (20,439)         57,489
  Customer advances and amounts payable to customers                     1,594          (2,263)         (1,539)
  Other                                                                 (9,140)          7,909          (3,418)
                                                                     ---------       ---------       ---------
                                                                     $   1,848       $ (18,393)      $ (16,099)
                                                                     =========       =========       =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31,                                        1998           1997
-----------------------------------------------------------------------------
                                                    (in thousands of dollars)
ASSETS
Current Assets
Cash and temporary cash investments, at cost         $  4,953       $  4,060
Receivables, less allowances of $632 and $1,498        31,003         51,635
Accrued revenue                                        60,915         66,998
Materials and supplies, at average cost                 2,191          2,924
Gas in underground storage                             38,526         36,083
Gas charges, recoverable from customers                11,556         19,931
Other                                                  13,906         11,702
                                                     --------       --------
                                                     $163,050       $193,333
                                                     --------       --------
Property, Plant and Equipment
Gas Distribution                                     $364,513       $344,568
Diversified Businesses                                 43,857         37,267
                                                     --------       --------
                                                     $408,370       $381,835
Less - Accumulated depreciation                       118,132        106,256
                                                     --------       --------
                                                     $290,238       $275,579
                                                     --------       --------
Deferred Charges and Other
Unamortized debt expense                             $  5,619       $  5,284
Advances to equity investees                               --          8,370
Other                                                  30,755         24,594
                                                     --------       --------
                                                     $ 36,374       $ 38,248
                                                     --------       --------
Total Assets                                         $489,662       $507,160
                                                     ========       ========

LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable                                        $ 63,576       $ 71,406
Accounts payable                                       57,498         80,043
Customer advance payments                              10,417          8,035
Accumulated deferred income taxes                       2,344          1,594
Accrued interest                                        1,935          1,997
Other                                                   7,270         13,986
                                                     --------       --------
                                                     $143,040       $177,061
                                                     --------       --------
Deferred Credits and Other
Reserve for equity investment                        $     --       $ 25,212
Accumulated deferred income taxes                      17,985         15,046
Unamortized investment tax credit                       2,247          2,515
Customer advances for construction                      3,147          3,935
Other                                                  17,760         21,443
                                                     --------       --------
                                                     $ 41,139       $ 68,151
                                                     --------       --------
Capitalization
Long-term debt                                       $170,000       $163,548
Cumulative preferred stock of subsidiary                3,100          3,100
Cumulative convertible preferred stock                    155            169
Common shareholders' equity                           132,228         95,131
                                                     --------       --------
                                                     $305,483       $261,948
                                                     --------       --------
Total Liabilities and Capitalization                 $489,662       $507,160
                                                     ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION



At December 31,                                        1998           1997
-----------------------------------------------------------------------------
                                                    (in thousands of dollars)
LONG-TERM DEBT
6.83% notes due 2002                                 $ 30,000       $ 30,000
8.00% notes due 2004                                   55,000         55,000
7.20% notes due 2007                                   30,000         30,000
8.32% notes due 2024                                   25,000         25,000
6.50% medium-term notes due 2005                       15,000             --
6.40% medium-term notes due 2008                        5,000             --
7.03% medium-term notes due 2013                       10,000             --
8.625% debentures due 2017                                 --         23,548
                                                     --------       --------
                                                     $170,000       $163,548
                                                     --------       --------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
$100 par value (callable at option of Subsidiary)
6.0% series A--15,000 shares authorized and
  outstanding                                        $  1,500       $  1,500
5.5% series B--10,000 shares authorized and
  outstanding                                           1,000          1,000
5.5% series C--5,000 shares authorized;
  4,000 shares outstanding                                400            400
5.5% series D--2,000 shares authorized and
  outstanding                                             200            200
                                                     --------       --------
                                                     $  3,100       $  3,100
                                                     --------       --------
CUMULATIVE CONVERTIBLE PREFERRED STOCK
Convertible preferred stock, par value $1 per
  share--authorized 500,000 shares issuable in
  series; 6,218 and 6,751 shares outstanding         $      6       $      7
Capital surplus                                           149            162
                                                     --------       --------
                                                     $    155       $    169
                                                     --------       --------
COMMON SHAREHOLDERS' EQUITY
Common stock, par value $1 per share--authorized
  20,000,000 shares; 17,382,229 and 14,066,244
  shares outstanding                                 $ 17,382       $ 14,066
Capital surplus                                       116,663         81,086
Retained earnings (deficit)                            (1,817)           (21)
                                                     --------       --------
                                                     $132,228       $ 95,131
                                                     --------       --------
                                                     $305,483       $261,948
                                                     ========       ========



The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT


Years Ended December 31,                       1998        1997       1996
---------------------------------------------------------------------------
                                                 (in thousands of dollars)
CUMULATIVE CONVERTIBLE PREFERRED STOCK
Beginning of year                            $      7    $     7    $     7
  Conversion of preferred stock                    (1)        --         --
                                             --------    -------    -------
End of year                                  $      6    $     7    $     7
                                             ========    =======    =======

CUMULATIVE CONVERTIBLE PREFERRED STOCK
CAPITAL SURPLUS
Beginning of year                            $    162    $   162    $   165
  Conversion of preferred stock                   (13)        --         (3)
                                             --------    -------    -------
End of year                                  $    149    $   162    $   162
                                             ========    =======    =======

COMMON STOCK
Beginning of year                            $ 14,066    $13,221    $12,619
  5% stock dividends May 1998, May 1997
    and May 1996                                  726        661        629
  Issuance of common stock for acquisitions,
    the DRIP and other                            770        346        293
  Issuance of common stock through
    public offering                             1,820         --         --
  Repurchase of common stock                       --       (162)      (320)
                                             --------    -------    -------
End of year                                  $ 17,382    $14,066    $13,221
                                             ========    =======    =======

COMMON STOCK CAPITAL SURPLUS
Beginning of year                            $ 81,086    $78,678    $79,774
  5% stock dividends May 1998, May 1997
    and May 1996                                 (726)      (661)      (629)
  Issuance of common stock for acquisitions,
    the DRIP and other                         12,243      5,978      4,842
  Issuance of common stock through
    public offering                            24,060         --         --
  Repurchase of common stock                       --     (2,909)    (5,309)
                                             --------    -------    -------
End of year                                  $116,663    $81,086    $78,678
                                             ========    =======    =======

RETAINED EARNINGS (DEFICIT)
Beginning of year                            $    (21)   $(5,221)   $17,355
  Net income (loss)                            10,040     15,425    (12,762)
  Cash dividends on common stock              (11,836)   (10,225)    (9,814)
                                             --------    -------    -------
End of year                                  $ (1,817)   $   (21)   $(5,221)
                                             ========    =======    =======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

SEMCO Energy, Inc., is an investor-owned holding company. SEMCO Energy, Inc. and its subsidiaries (the "Company") operate five business segments. The business segments are gas distribution, engineering services, construction services, energy marketing and propane, pipelines and storage. The Company's gas distribution business segment ("Gas Company") distributes and transports natural gas to nearly 250,000 customers within the state of Michigan. The engineering services segment ("Engineering Services") has offices in New Jersey, Michigan, Louisiana and Texas and provides a variety of energy related engineering services in several states. The construction services business segment ("Construction Services") with offices throughout Michigan and one in Tennessee provides primarily pipeline construction services in Michigan, Tennessee and Florida. The propane, pipelines and storage segment supplies propane to over 7,500 retail customers in Michigan's upper peninsula and northeast Wisconsin and operates natural gas transmission, gathering and storage facilities in Michigan. The energy marketing business segment ("Energy Services") engages in energy marketing to approximately 188 customers located in several states.

POOLING OF INTERESTS. During 1998, the Company acquired Oilfield Materials Consultants, Inc. ("OMC"). The acquisition of OMC was accounted for as a pooling of interests, and accordingly, the consolidated financial statements and notes for the periods presented have been restated to include the financial results of OMC. See Note 3 for further information.

FINANCIAL STATEMENT PRESENTATION. The financial statements of the Company are presented in the conventional classification format rather than a regulated utility format, which has been used in the past. Certain reclassifications have been made to the prior years' financial statements to conform with the 1998 presentation.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of SEMCO Energy, Inc. and its wholly-owned subsidiaries. Investments in unconsolidated companies at least 20% owned, but not greater than 50% owned, are reported using the equity method of accounting.

     Certain of the Company's nonregulated businesses supply goods and services at a profit to the Company's regulated gas distribution business. In these situations, intercompany profits remaining in the assets of the regulated business at a particular date are not eliminated since it is probable that, through the ratemaking process, the cost will be recovered through future revenue. As a result, $595,000 and $437,000 of profit on sales earned from the Company's regulated business by the Company's nonregulated businesses was not eliminated during consolidation in 1998 and 1997, respectively. All other significant intercompany transactions have been eliminated.

RATE REGULATION. The rates of the Gas Company's customers located in the Battle Creek division are subject to the jurisdiction of the City Commission of Battle Creek, Michigan. The Michigan Public Service Commission ("MPSC") authorizes the rates charged to all of the remaining Gas Company customers.

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION. The Company's property, plant and equipment ("property") is recorded at cost. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the related property. The ratio of depreciation to the average balance of property approximated 3.9%, 3.6% and 3.6% for the years 1998, 1997 and 1996, respectively. Certain investments in unconsolidated companies recorded using the equity method are reported in the property of the diversified businesses. See Note 13 for further discussion.

GAS IN UNDERGROUND STORAGE. Gas in underground storage for the Gas Company's MPSC division is reported at average cost. The Battle Creek division's gas inventory is stated at last-in, first-out ("LIFO") cost. At December 31, 1998 and 1997, the replacement cost of the Battle Creek division's gas inventory did not exceed the LIFO cost. Energy Services reports gas in storage at average cost.
     In general, commodity costs and variable transportation costs are capitalized as gas in underground storage. Fixed costs, primarily pipeline demand charges and storage charges, are expensed as incurred through cost of gas.

REVENUE RECOGNITION. The Gas Company bills monthly on a cycle basis and follows the industry practice of recognizing accrued revenue for gas services rendered to its customers but not billed at month end. Engineering Services and Construction Services recognize revenues as services are rendered and recognize accrued revenue for services rendered but not billed at month end. The propane business recognizes propane sales in the same period that the propane is delivered to customers. Energy Services recognizes marketing revenues, and any related hedging gains or losses, in the same period natural gas is delivered to customers. See Note 8 for further discussion about Energy Services' hedging activities.

COST OF GAS. The Gas Company has regulator approved gas cost recovery ("GCR") mechanisms which allow for the adjustment of rates charged to customers in response to increases and decreases in the cost of gas purchased. In 1998, the MPSC authorized the Gas Company to suspend its GCR clause and freeze for three years in its base rates a gas charge of $3.24 per Mcf. The GCR freeze and new rates take effect in April 1999 and generally extend through March 2002. As a result of the GCR suspension, customer rates will not be adjusted during the three year period. See Note 2 for more information.

INCOME TAXES. Investment tax credits ("ITC") utilized in prior years for income tax purposes are deferred for financial accounting purposes and are amortized through credits to the income tax provision over the lives of the related property. The Company files a consolidated federal income tax return and income taxes are allocated to each subsidiary based on its separate taxable income.

EXTRAORDINARY CHARGE. During the second quarter of 1998, the Company redeemed all of its outstanding 8.625% debentures due April 15, 2017 at a redemption price of 104% of the principle amount of $23,548,000. The payment of the call premium and the unamortized debt expense associated with the non-regulated operations of the Company is reflected as an extraordinary charge of $499,000 after-tax.

CHANGE IN METHOD OF ACCOUNTING. During the first quarter of 1998, the Gas Company implemented a change in its method of accounting for property taxes so that such taxes are expensed monthly during the fiscal period of the taxing authority for which the taxes are levied. This change provides a better matching of property tax expense with both the payment of services and those services provided by the taxing authority. Prior to 1998, the Company expensed property taxes monthly during the year following the assessment date. The cumulative effect of this change in accounting for property taxes increased 1998 earnings by $1,784,000 after-tax. The pro forma effect on prior years' consolidated net income of retroactively recording property taxes as if the new method of accounting had been in effect for all periods presented is not material.

STATEMENTS OF CASH FLOWS. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash and temporary cash investments. The Company paid income taxes of $2,100,000, $3,153,000 and $3,275,000 during 1998, 1997 and 1996, respectively. The Company paid $14,423,000, $11,949,000 and $10,566,000 for interest during 1998, 1997 and
1996, respectively.

     Supplemental cash flow information for the years ended December 31, 1998, 1997 and 1996, is summarized as follows (in thousands of dollars):

                                                             1998            1997            1996
                                                           --------        --------        --------
Non-Cash Investing and Financing Activities:
  Capital stock issued for acquisitions                    $  6,309 <F1>   $    450        $     --
  Property purchased under capital leases                  $     --        $    360        $  3,252
  Capital leases amortized and retired                     $     --        $  4,899        $  2,450
Details of Acquisitions:
  Fair value of assets acquired                            $ 10,301        $ 22,464        $     --
  Liabilities assumed                                        (3,992)         (6,330)             --
  Stock issued                                               (6,309)           (450)             --
                                                           --------        --------        --------
  Cash paid                                                $     --        $ 15,684        $     --
  Less cash acquired                                             26             567              --
                                                           --------        --------        --------
Net cash paid for (acquired via) acquisitions              $    (26)       $ 15,117        $     --
                                                           ========        ========        ========

<F1>
Does not include $14,073 of Company stock issued for the acquisition of OMC because the acquisition was accounted for as a pooling of interests.  Refer to Note 3 for more information.


2.   REGULATORY MATTERS

SUSPENSION OF GAS COST RECOVERY CLAUSE AND NEW INCOME SHARING MECHANISM. In September 1998, the Gas Company's MPSC division received authority from the MPSC to: (1) implement an experimental residential gas customer choice program; (2) suspend its gas cost recovery ("GCR") clause; (3) roll into its base rates and freeze for three years a gas charge of $3.24 per thousand cubic feet ("Mcf"); (4) freeze distribution rate adjustments for the same three year period, with exceptions; (5) suspend the income sharing mechanism adopted in October 1997 and adopt a new income sharing mechanism for use during the 1999, 2000 and 2001 calendar years; and (6) establish gas service performance criteria. The new rates take effect in April 1999 and generally extend through March 2002.
     Under the experimental residential gas customer-choice program up to 21,000 residential customers, 10% of the Gas Company's residential customer base, will be allowed to choose their own gas supplier by the third year of the program. The Gas Company will deliver the customer-choice gas under a tariff similar to its existing tariff used to provide such service to its commercial and industrial customers. The Company anticipates that this program will not significantly affect the Gas Company's income because the Gas Company's approved rates for transportation service are designed to recover all costs other than the cost of gas and provide a return in approximately the same amounts as such costs are recovered from residential customers for whom the Gas Company is the supplier.

     Several of the changes in the MPSC order are interrelated. The $3.24 GCR rate represents a reduction of approximately $.33 per Mcf from the Gas Company's present rates. The suspension of the GCR clause means that the Gas Company will not be able to recover any amounts by which its gas costs exceed a weighted average cost of gas in excess of the $3.24 GCR for the three year period. If the Gas Company is able to reduce its gas costs below the $3.24 level, a portion of the savings is retained. The Gas Company was able to offer this GCR suspension mainly as a result of agreements reached with TransCanada Gas Services Inc., under which the latter will provide the Gas Company's natural gas requirements and manage the Gas Company's natural gas supply and the supply aspects of transportation and storage operations for the three year period.
     There are two exceptions to the three year distribution rate freeze: first, the incentive sharing mechanism described in the following paragraph, and second, rate revisions arising in response to unanticipated legislative or accounting actions. The MPSC order is applicable only in the geographic areas subject to the regulatory jurisdiction of the MPSC, and, therefore, does not govern rates regulated by the City of Battle Creek, Michigan. However, the Gas Company is voluntarily reducing its Battle Creek GCR rate to the $3.24 level to correspond with its GCR under the MPSC order.
     The new income sharing mechanism substantially matches mechanisms approved by the MPSC for two other major natural gas utilities in Michigan. Under the mechanism, if the Gas Company's return on equity for its natural gas utility business exceeds 12.75%, amounts equal to 50% of the excess return between 12.76% and 16.75%, plus amounts equal to 75% of the excess over 16.75% would be credited to customers, i.e., would be reflected prospectively in reduced rates. Four safety and reliability performance measures need to be met in order not to reduce the return on equity threshold used in the income sharing mechanism.
     Management believes that the overall impact of the MPSC order and the Gas Company's agreements with TransCanada will be lower rates for its customers and an opportunity for the Company to improve service to its customers as well as improve profitability.

SOUTHEASTERN AND MICHIGAN GAS RATE CASE. In October 1997, the MPSC approved the merger of Southeastern and Michigan Gas in a general rate case. This allowed the Company to combine the rate structures, GCR clauses, tariffs, and rules and regulations for those two divisions. It additionally granted a rate increase to the combined divisions, which included the recovery of costs related to a change in accounting for retiree medical benefits. There were also adjustments to other fees and rates as a result of the rate case. Overall, the adjustments offset one another and the rate case did not have a material impact on the Company's results of operations. The MPSC also approved incentive regulation, where profits generated in excess of the authorized rate of return will be shared with the ratepayer. Finally, the MPSC granted the Company the ability to offer its commercial and industrial customers the option to aggregate their demand for gas into a pool and choose a supplier.

STATE PROPERTY TAX REDUCTIONS. In June 1994, the MPSC issued Orders U-10617 and U-10618 to Michigan Gas and Southeastern, respectively. These orders required the companies to offset deferred retiree medical costs with certain reductions in Michigan state property taxes until the MPSC issued a final order in the companies' general rate case, which occurred in October 1997. In accordance with orders U-10617 and U-10618, Michigan Gas and Southeastern have reduced deferred retiree medical costs by a combined total of $553,000 in 1997 and $663,000 in 1996.

REGULATORY ASSETS AND LIABILITIES. The Gas Company is subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." As a result, the actions of regulators affect when revenues and expenses are recognized. Regulatory assets represent incurred costs to be recovered from customers through the ratemaking process. Regulatory liabilities represent benefits to be refunded to customers. The following regulatory assets and liabilities were recorded on the consolidated statements of financial position as of December 31 (in thousands of dollars):

                                                         1998         1997
                                                       -------      -------
Regulatory Assets
Deferred retiree medical benefits                      $12,588      $13,487
Deferred pension benefits                                2,287        2,287
Unamortized loss on retirement of debt                   2,862        3,107
Other                                                    1,827        1,763
                                                       -------      -------
                                                       $19,564      $20,644
                                                       =======      =======
Regulatory Liabilities
Unamortized investment tax credit                      $ 2,687      $ 3,052
Tax benefits amortizable to customers                    4,179        4,329
                                                       -------      -------
                                                       $ 6,866      $ 7,381
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

3.   MERGERS AND ACQUISITIONS

On March 31, 1998, the Company acquired the assets, liabilities and business of Hotflame Gas, Inc. and Hotflame Transport Company, Inc. (together "Hotflame"). Hotflame supplies propane gas to over 7,500 retail customers in Michigan's upper peninsula and northeast Wisconsin. The acquisition was a form of merger whereby the Company exchanged 353,000 shares of its common stock for 100% of the outstanding stock of Hotflame. The fair value of the tangible assets acquired and liabilities assumed were $5,343,000 and $3,074,000, respectively. Included in the assets acquired by the Company were several non-compete agreements with the prior owners of Hotflame totaling $200,000 ranging from two to ten years. The balance of the purchase price, $3,731,000, was recorded as an excess of cost over net assets acquired ("goodwill") and is being amortized on the straight line method over forty years.
     On May 15, 1998, the Company acquired the assets, liabilities and business of King Energy and Construction, Inc. ("King"). King, which is located in Tennessee, is a multi-utility service provider furnishing water, sewer and natural gas construction services to customers. The acquisition of King was also a form of merger whereby the Company exchanged 18,000 shares of its common stock for 100% of the outstanding stock of King. The fair value of tangible assets acquired and liabilities assumed were $506,000 and $773,000, respectively. The balance of the purchase price, $576,000, is goodwill and is being amortized on the straight line method over forty years.
     For financial statement purposes, the acquisition of both Hotflame and King were accounted for as purchases and, accordingly, results of operations are included in the consolidated financial statements since the date of each acquisition. There were no adjustments necessary to the accounting practices of Hotflame or King to conform with the practices of the Company.
     On November 3, 1998, the Company acquired the assets, liabilities and business of Oilfield Materials Consultants, Inc. ("OMC"). OMC is an engineering and consulting firm located in Texas that specializes in quality control and quality assurance services for the natural gas, oil products, exploration/production and telecommunication industries. The acquisition of OMC was also a form of merger whereby the Company exchanged 905,000 shares of its common stock for 100% of the outstanding stock of OMC. The acquisition of OMC was accounted for as a pooling of interests, and accordingly, the consolidated financial statements for the periods presented have been restated to include the financial results of OMC. Operating revenues, extraordinary items, net income (loss) and common shareholders' equity for the individual companies reported prior to the merger were as follows (in thousands of dollars):

                                                           Ten Months
                                                             Ended
                                                         Oct. 31, 1998        1997           1996
                                                         -------------      --------       --------
                                                          (unaudited)
Operating Revenue
  SEMCO, as previously reported                             $489,495        $770,272       $544,949
  OMC                                                         14,142           5,660          2,961
                                                            --------        --------       --------
  Combined                                                  $503,637        $775,932       $547,910
                                                            ========        ========       ========
Extraordinary Charge
  SEMCO, as previously reported                             $    499        $     --       $     --
  OMC                                                             --              --             --
                                                            --------        --------       --------
  Combined                                                  $    499        $     --       $     --
                                                            ========        ========       ========
Net Income (Loss)
  SEMCO, as previously reported                             $  3,296        $ 14,921       $(12,803)
  OMC                                                            542             504             41
                                                            --------        --------       --------
  Combined                                                  $  3,838        $ 15,425       $(12,762)
                                                            ========        ========       ========
Common shareholders' equity at end of period
  SEMCO, as previously reported                             $127,603        $ 94,502       $ 86,544
  OMC                                                          1,065             629            134
                                                            --------        --------       --------
  Combined                                                  $128,668        $ 95,131       $ 86,678
                                                            ========        ========       ========

     For the periods preceding the merger of the Company and OMC, there were no intercompany transactions which required elimination from the combined results of operations and there were no adjustments necessary to conform the accounting practices of the two companies.
     The Company acquired Maverick Pipeline Services, Inc. ("Maverick") on December 17, 1997. The acquisition was accounted for as a purchase and was included in the Company's 1997 consolidated financial statements. Because Maverick was acquired late in 1997, a complete review of the asset values and liabilities was not complete until 1998. The determination of the final values resulted in a $145,000 increase in goodwill and corresponding increase in liabilities acquired.


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

PROVISION FOR INCOME TAXES.  The components of the provision for income taxes are as follows (in thousands of dollars):
Years Ended December 31,                                     1998            1997            1996
---------------------------------------------------------------------------------------------------
Federal
  Currently payable                                        $  5,511        $  2,259        $  1,160
  Deferred to future periods                                  1,767           6,477          (7,999)
  Investment tax credits (ITC)                                 (267)           (267)           (267)
                                                           --------        --------        --------
Total income taxes                                         $  7,011        $  8,469        $ (7,106)
Less amounts included in:
  Cumulative effect of change in accounting method              960              --              --
  Extraordinary charge                                         (269)             --              --
                                                           --------        --------        --------
Income Taxes, excluding amounts shown separately           $  6,320        $  8,469        $ (7,106)
                                                           ========        ========        ========

RECONCILIATION OF STATUTORY RATE TO EFFECTIVE RATE.  A reconciliation of the difference between the Company's provision for income taxes and income taxes computed at the statutory rate follows (in thousands of dollars):
Years Ended December 31,                                     1998            1997            1996
---------------------------------------------------------------------------------------------------
Net income (loss)                                          $ 10,040        $ 15,425        $(12,762)
Add back:
  Preferred dividends                                           193             194             194
  Income taxes                                                7,011           8,469          (7,106)
                                                           --------        --------        --------
Pre-tax income (loss)                                      $ 17,244        $ 24,088        $(19,674)
                                                           ========        ========        ========
Computed federal income taxes                              $  6,035        $  8,431        $ (6,886)
Amortization of deferred ITC                                   (267)           (267)           (267)
Amortization of non-deductible amounts
 resulting from acquisitions                                    216             216             216
Other                                                         1,027              89            (169)
                                                           --------        --------        --------
Total incomes taxes                                        $  7,011        $  8,469        $ (7,106)
                                                           ========        ========        ========

DEFERRED INCOME TAXES.  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  The principal components of the Company's deferred tax assets (liabilities) were as follows (in thousands of dollars):
At December 31,                                       1998          1997
--------------------------------------------------------------------------
Property                                            $(19,430)     $(22,801)
Reserve for equity investment                             --         8,824
Retiree medical benefit obligation                     4,480         4,795
Retiree medical benefit regulatory assets             (4,406)       (4,720)
Gas in underground storage                             3,789         3,243
ITC                                                    1,176         1,257
Unamortized debt expense                                (989)       (1,111)
Gas cost underrecovery                                (3,707)       (6,411)
Other                                                 (1,242)          284
                                                    --------      --------
Total deferred taxes                                $(20,329)     $(16,640)
                                                    ========      ========
Gross deferred tax liabilities                      $(42,129)     $(46,369)
Gross deferred tax assets                             21,800        29,729
                                                    --------      --------
Total deferred taxes                                $(20,329)     $(16,640)
                                                    ========      ========

At December 31, 1998 and December 31, 1997 there was no valuation allowance recorded against deferred tax assets.


5.   CAPITALIZATION

REGISTRATION STATEMENT AND DISTRIBUTION AGREEMENT. The Company and SEMCO Capital Trust filed a registration statement on Form S-3 ("registration statement") with the Securities and Exchange Commission ("Commission") in July 1998 for the registration of debt securities and common stock of the Company and trust preferred securities of SEMCO Capital Trust in any combination up to $200 million. In October 1998, the Company entered into a distribution agreement with Merrill Lynch & Co., Morgan Stanley Dean Witter, A.G. Edwards & Sons, Inc. and Edward D. Jones & Co., L.P. pursuant to which it may issue, from time to time, an aggregate of $150 million of medium-term notes, which were included in the securities registered.

COMMON STOCK EQUITY. The Company issued five percent stock dividends in May 1998, May 1997 and May 1996. Earnings per share of common stock, cash dividends per share of common stock and average number of common shares outstanding have been restated to reflect the stock dividends.

     Pursuant to its DRIP, the Company issued 367,000 shares of common stock in 1998 and 298,000 shares in 1997 and 292,000 shares in 1996. The Company did not purchase shares on the open market in 1998 for the DRIP. The Company purchased a total of 162,000 shares in 1997 and 320,000 shares in 1996 for the DRIP. The Company contributed 30,000 shares of Company stock to the Company's primary 401(k) plan in 1998, and 22,000 shares to the Company's Employee Stock Ownership Trust in 1997.
     During August 1998, the Company sold 1,820,000 shares of its common stock in a public offering. Proceeds of the offering were $26,153,000 after underwriting discounts but before expenses. The proceeds from the common stock issuance were used to repay short-term debt and for general corporate purposes.
     The Company also issued 1,276,000 and 26,000 shares of its common stock in 1998 and 1997, respectively, as part of certain business acquisitions. Of the shares issued in 1998, 905,000 were for the acquisition of OMC which was accounted for as a pooling of interests. See Notes 1 and 3 for more information on the accounting for a pooling of interests.

CUMULATIVE CONVERTIBLE PREFERRED STOCK. At December 31, 1998 and 1997, only 6,218 and 6,751 shares of the Company's $2.3125 cumulative convertible preferred shares were outstanding and each share was convertible at the option of the holder to 4.11 shares of common stock. At December 31, 1998, a total of 25,556 common shares are reserved for issuance upon conversion of the convertible preferred stock.

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY. The cumulative preferred stock of the Gas Company is callable at the subsidiary's option at $105 per share. Payment of dividends on this preferred stock is fully guaranteed by the Company.

LONG-TERM DEBT. In April 1998, the Company redeemed all of its outstanding 8.625% debentures due April 15, 2017 at a redemption price of 104% of the principle amount of $23,548,000. Later in 1998, the Company issued $30,000,000 of medium-term notes with interest rates ranging from 6.40% to 7.03%.
     In 1997, the Company issued $60,000,000 of private placement debt to reduce short-term notes payable incurred to finance the Company's ongoing capital expenditure program and for general corporate purposes.
     The Company has long-term and short-term debt arrangements which contain restrictive financial covenants including, among others, limits on the payment of dividends beyond certain levels. The Company is currently in compliance with all of the covenants in these agreements.
     There are no annual maturities or sinking fund requirements for the Company's existing debt over the next five years, except for the maturity of $30,000,000 of 6.83% notes in 2002.

6.   SHORT-TERM BORROWINGS

The Company maintains unsecured lines of credit at two banks. Interest on all such lines are at variable rates, which do not exceed the banks' prime lending rates. These arrangements are set to expire during 1999 and the Company expects they will be renegotiated at comparable terms. The Company also has a note payable in connection with the sale of its investment in the NOARK Pipeline System Partnership ("NOARK") (see Note 15).

     Information regarding these borrowings for each of the last three years is as follows (in thousands of dollars):
                                                               1998            1997            1996
                                                             -------         -------         -------
Notes payable balance at year end                            $63,576         $71,406         $91,382
Unused lines of credit at year end                           $50,200         $39,363         $ 8,968
Average interest rate at year end                                5.6%            6.4%            7.0%
Maximum borrowings at any month-end                          $78,668         $99,037         $91,382
Average borrowings                                           $49,418         $60,784         $41,388
Weighted average cost of borrowings                              6.5%            6.2%            6.0%


7.   FINANCIAL INSTRUMENTS

FINANCIAL INSTRUMENTS. The following methods and assumptions were used to estimate the fair value of each significant class of financial instruments:

CASH, TEMPORARY CASH INVESTMENTS, ACCOUNTS RECEIVABLES, PAYABLES, AND NOTES PAYABLE. The carrying amount approximates fair value because of the short maturity of those instruments.

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

     The estimated fair values of the Company's long-term debt as of
December 31, 1998 and 1997 are as follows (in thousands of dollars):
                                                      1998          1997
                                                    --------      --------
Long-term debt
  Carrying amount                                   $170,000      $163,548
  Fair value                                         187,737       172,594

HEDGING ARRANGEMENTS. Refer to Note 8 for a description of Energy Services' price hedging arrangements and their fair values.

8.   RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

Energy Services enters into sales commitments which may extend up to 60 months into the future. Because of the volatility of natural gas prices, there are significant market risks associated with these commitments. Energy Services utilizes derivative financial and commodity instruments ("derivatives"), including futures contracts, options and swaps, to reduce market risk associated with fluctuations in the price of natural gas. The derivatives are utilized to ensure that the impact of natural gas price fluctuations on the fair value of long-term sales commitments will be offset by gains and losses on the hedging instrument. Energy Services' risk management policy prohibits the utilization of derivatives for trading purposes.
     Gains or losses on derivatives associated with firm commitments are recognized as adjustments to the cost of sales or revenues when the associated transactions affect earnings. Gains and losses on derivatives associated with forecasted transactions are recognized when such forecasted transactions affect earnings. If a derivative instrument is terminated early because it is probable that a transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the associated transaction or forecasted transaction affects earnings. If a derivative is sold or matures, any gain or loss is deferred and recognized as adjustments to the cost of sales or revenues when the associated transaction affects earnings. In order to meet the criteria for the gains and losses on derivatives to be deferred and recognized in the same period as the physical transaction, the commodity must expose the Company to price risk and the derivative used as a hedging instrument must reduce that exposure. Because the commodities covered by the derivatives are substantially the same commodities that the Company buys and sells in the physical market, there is a high degree of correlation between price changes in the derivative and cash markets. If those criteria were not met, the derivative would be marked to market and any change in market value would be recognized in earnings in the period of change.
     Energy Services is also subject to credit risks due to the volume of large transactions it enters into with third parties. Energy Services maintains credit policies that management believes significantly minimizes the overall credit exposure. These policies include an evaluation of the potential parties' financial condition and the use of standardized agreements which allow for netting of positive and negative exposures associated with a single party. While notional amounts listed below are used to express the volume of various derivatives, those amounts do not generally represent the amounts exchanged by the parties and, thus, are not a measure of the exposure to the Company. The amounts subject to credit risk are substantially smaller. Energy Services does not anticipate any material impact to its financial position or results of operations as a result of non-performance by third parties.

     The following summarizes the types of derivatives used and the related financial information on open contracts as of December 31, 1998 and 1997 (in thousands of dollars):
                                                     1998            1997
                                                    ------         -------
Futures Contracts
Notional amount (MMcf)                              14,990           7,710
Unrealized gain (loss)                             $(4,798)        $  (759)
Fair value                                         $(4,798)        $  (759)

Commodity Price Swaps
Notional amount (MMcf)                               2,085           4,778
Unrealized gain (loss)                             $  (654)        $   114
Fair value                                         $  (654)        $   114

Options
Notional amount (MMcf)                                  --              84
Unrealized gain (loss)                             $    --         $   (21)
Fair value                                         $    --         $    42

     Energy Services estimates the fair value of the derivatives by using available market data and valuation methodologies. Some judgment is required in interpreting market data, and the use of market assumptions or estimation methodologies may affect the estimated fair value amounts.
     In addition to the unrealized gains and losses on open contracts shown in the table above, Energy Services had approximately $2,202,000 and $782,000 in net deferred gains on contracts closed prior to December 31, 1998 and December 31, 1997, respectively, related to sales commitments in the following month. The deferred gains and losses on both the open and closed contracts are included in other current assets.
     Energy Services also had margin deposits of $3,923,000 and $4,890,000 as of December 31, 1998 and 1997, respectively, which are also included in other current assets. The cost of margin deposits approximates fair value.
     Energy Services also hedges certain of its sales commitments with gas held in storage. At December 31, 1998 and 1997, Energy Services held approximately 3,829,000 Mcf and 4,027,000 Mcf in storage with a carrying value of $8,879,000 and $10,364,000, respectively. At December 31, 1998 and 1997, Energy Services also had approximately 888,000 Mcf and 3,055,000 Mcf of outstanding gas loans owed to third parties with a carrying value of $2,286,000 and $6,614,000, respectively.

9.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has non-contributory, defined benefit pension plans and postretirement benefit plans that cover the employees of certain companies in the consolidated group.  At December 31, 1998, plan assets consisted of 61.3%
equity investments, 12.5% guaranteed income insurance contracts, 25.9% fixed income securities and 0.3% cash equivalents.  The following table provides a reconciliation of the benefit obligations, plan assets and funded status of the plans (in thousands of dollars):
                                                       1998           1997           1998           1997
                                                     --------       --------       --------       --------
                                                                                            Other
                                                         Pension Benefits          Postretirement Benefits
                                                     -----------------------       -----------------------
Change in benefit obligation
Benefit obligation at January 1                      $ 53,701       $ 52,869       $ 26,053       $ 26,525
Service cost                                              738          1,371            447            862
Interest cost                                           3,070          3,716          2,004          2,212
Actuarial (gain)/loss                                   2,537          2,002          1,034          3,837
Contributions by plan participants                         --             --             64             --
Benefits paid from plan assets                         (2,558)        (2,470)            --             --
Benefits paid from corporate assets                        --             --         (1,547)          (916)
Plan amendments                                           180         (3,787)         1,017         (6,467)
(Gain)/loss from reduction in workforce                 1,840             --          2,240             --
Lump sums paid for reduction in workforce             (16,981)            --             --             --
Special termination benefits                            1,818             --             --             --
                                                     --------       --------       --------       --------
Benefit obligation at December 31                    $ 44,345       $ 53,701       $ 31,312       $ 26,053
                                                     ========       ========       ========       ========
Change in plan assets
Fair value of plan assets at January 1               $ 60,403       $ 49,788       $ 11,737       $  7,702
Actual return on plan assets                            9,875         10,586          1,740          1,505
Company contributions                                   1,082          2,499          2,463          2,530
Benefits paid from plan assets                         (2,558)        (2,470)            --             --
Lump sums paid for reduction in workforce             (16,981)            --             --             --
                                                     --------       --------       --------       --------
Fair value of plan assets at December 31             $ 51,821       $ 60,403       $ 15,940       $ 11,737
                                                     ========       ========       ========       ========
Reconciliation of funded status of the plans
Funded (unfunded) status                             $  7,476       $  6,702       $(15,372)      $(14,316)
Unrecognized net (gain) loss                           (8,603)       (10,344)       (14,943)       (18,479)
Unrecognized prior service cost (benefit)                  13           (153)            --             --
Unrecognized net transition obligation                    332            426         17,199         18,730
                                                     --------       --------       --------       --------
Prepaid (accrued) benefit cost                       $   (782)      $ (3,369)      $(13,116)      $(14,065)
                                                     ========       ========       ========       ========
Weighted average assumptions as of December 31
Discount rate                                            6.75%          7.00%          6.75%          7.00%
Expected long-term rate of return on plan assets         9.00%          9.00%          9.00%          9.00%
Rate of compensation increase                            4.00%          4.00%          4.00%          4.00%

Net periodic pension and other postretirement benefit costs include the following components (in thousands of dollars):
Years ended December 31,                  1998        1997        1996        1998        1997        1996
-----------------------------------------------------------------------------------------------------------
                                               Pension Benefits              Other Postretirement Benefits
                                        -------------------------------     -------------------------------
Service cost                            $   738     $ 1,371     $ 1,796     $   447     $   862     $   865
Interest cost                             3,070       3,716       3,803       2,004       2,212       1,854
Expected return on plan assets           (3,775)     (4,119)     (3,783)     (1,055)       (693)       (535)
Amortization of transition obligation        77          79          79       1,250       1,680       1,680
Amortization of prior service costs          51         471         471          --          --          --
Amortization of net (gain) or loss          (24)       (436)        133        (946)     (1,286)     (1,310)
Net (gain) loss due to settlements,
 curtailments and special
 termination benefits                    (1,641)         --          --       1,298          --          --
                                        -------     -------     -------     -------     -------     -------
Net benefit cost (credit)               $(1,504)    $ 1,082     $ 2,499     $ 2,998     $ 2,775     $ 2,554
                                        =======     =======     =======     =======     =======     =======

PENSIONS. Pension plan benefits are generally based upon years of service and compensation during the final years of employment. The Company's funding policy is to contribute amounts annually to the plans based upon actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations.
     On December 31, 1997, the pension plans were amended to provide a special frozen benefit to all employees with at least two years of service on December 31, 1997. This special frozen benefit added both three years of service and three years of age to all eligible employees for purposes of computing accrued pension benefits at December 31, 1997. In conjunction with the amendment, the Company offered an early retirement program to all eligible employees with at least two years of service on December 31, 1997. The program was open from January 14, 1998 through February 27, 1998 and offered employees the additional options of receiving either a lump-sum pension benefit payment or an immediate annuity commencing April 1, 1998.
One hundred and one employees accepted the early retirement offer. As a result of the early retirement program and in accordance with the provisions of SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company incurred a one-time gain which reduced 1998 net periodic pension costs by $1,641,000. This reduction was partially offset by a one-time charge in the net retiree medical costs discussed below.

OTHER POSTRETIREMENT BENEFITS. The Company provides certain medical and prescription drug benefits to qualified retired employees, their spouses and covered dependents. Retirees with less than 30 years of service are required to contribute from 5% to 50% of the Company's coverage cost, with the percentage depending on the retiree's age and years of service. The Company accounts for retiree medical benefits in accordance with SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."
This standard requires the full accrual of such costs during the years that the employee renders service to the Company until the date of full eligibility.

     In December 1992, the MPSC issued a generic order addressing the adoption of SFAS 106 by utilities under its jurisdiction. The order allows Michigan utilities to adopt SFAS 106 for accounting and ratemaking purposes, subject to a final order in a general rate case and requires the external funding for amounts recovered in rates. The general rate case approved by the MPSC in October 1997 allowed for such recovery of retiree medical benefits, as discussed in Note 2. The City Commission of Battle Creek allowed the recovery of retiree medical benefits in Battle Creek's December 1995 rate increase. Prior to getting rate approval for the Gas Company's portion of retiree medical costs, the Company deferred, as a regulatory asset, those amounts not funded externally. After receiving rate approval for recovery of such costs, the Company began amortizing, as retiree medical expense, the amounts previously deferred.
     In 1998, 1997 and 1996, the Company expensed retiree medical costs of $3,897,000, $2,471,000 and $2,058,000, respectively. The 1998 retiree medical expense includes a one-time charge of $1,298,000 related to the early retirement program and $899,000 of amortization of previously deferred retiree medical costs. In 1997 and 1996, the Company's retiree medical expense included $553,000 and $663,000, respectively, of deductions pursuant to certain MPSC orders regarding the reduction in Michigan state property taxes. See Note 2 for further discussion of these MPSC orders. In 1997 and 1996, the Company also deferred, and recorded as a regulatory asset, $304,000 and $496,000, respectively of retiree medical costs.
     The Company established a Voluntary Employee Benefit Association ("VEBA") trust in 1997 to fund its retiree medical benefits and contributed $2,339,000 and $2,023,000 to the trust in 1998 and 1997, respectively. Previously, and to a lesser extent in 1998, the Company had partially funded retiree medical benefits on a discretionary basis through an Internal Revenue Code Section 401(h) account. In 1998, 1997 and 1996, the Company made cash contributions to the 401(h) account of $124,000, $508,000 and $744,000, respectively.
     The 1998 costs were developed based on the health care plan in effect at January 1, 1998. As of December 31, 1998, the actuary assumed that retiree medical cost increases would be 7.8% and prescription drug cost increases would be 10.3% in 1999 and both would decrease uniformly to 5.0% in 2005 and thereafter. At December 31, 1997, the actuary assumed that retiree medical cost increases would be 8.2% and prescription drug cost increases would be 11.3% in 1998 and both would decrease uniformly to 5.0% in 2005 and thereafter. The health care cost trend rate assumption significantly affects the amounts reported. For example, a one percentage point increase in each year would increase the accumulated retiree medical obligation as of December 31, 1998 by $4,250,000 and the aggregate of the service and interest cost components of net periodic retiree medical costs for 1998 by $361,000.

401(K) PLANS AND THE EMPLOYEE STOCK OWNERSHIP TRUST. The Company has a defined contribution plan, commonly referred to as the primary 401(k) plan, covering the employees of certain companies in the controlled group. The Company also has an Employee Stock Ownership Trust ("ESOT") covering approximately the same group of employees. During 1998, the Company merged the assets of the ESOT into the primary 401(k) plan. Under the provisions of the ESOT prior to the merger, Company contributions were discretionary. The Company did not contribute to the ESOT in 1996. In 1997, the Company contributed $400,000 in Company stock to the ESOT. During 1998, in conjunction with the merger of the ESOT, the Company amended its primary 401(k) plan to allow for Company matching contributions made in Company stock. The amount expensed for the Company match provision was $491,000 in 1998. The Company has other 401(k) plans which were acquired through business acquisitions during 1998 and 1997. There were no Company matching contributions to these plans in 1998 or 1997.


10.  STOCK-BASED COMPENSATION

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

     The exercise price of all the options granted is equal to the average of the high and low market price on the options' grant date.  Both the number of options granted and the exercise price are adjusted accordingly for any stock dividends and stock splits occurring during the options' life. Fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:
                                                               1998            1997            1996
                                                              -----           -----           -----
Risk-free interest rate                                        5.55%           6.54%           6.47%
Dividend yield                                                 6.11%           5.67%           6.50%
Volatility                                                    22.97%          19.13%          19.13%
Average expected term (years)                                     5               5               6
Fair value of options granted                                 $2.26           $2.61           $2.28

     The status of the options granted under the long-term stock incentive plan and the employment agreement are as follows:
                                                                            Number             Average Price
                                                                          of Shares<F1>          Per Share<F1>
                                                                          ----------             ----------
Outstanding at December 31, 1995                                                --                 $   --
Granted                                                                     16,537                 $14.97
Exercised                                                                       --                     --
Canceled                                                                        --                     --

Outstanding at December 31, 1996                                            16,537                 $14.97
Granted                                                                    131,925                 $17.07
Exercised                                                                       --                     --
Canceled                                                                   (18,000)                $18.00

Outstanding at December 31, 1997                                           130,462                 $16.68
Granted                                                                    102,948                 $16.01
Exercised                                                                       --                     --
Canceled                                                                   (15,780)                $16.11

Outstanding at December 31, 1998                                           217,630                 $16.40

<F1>
Adjusted to give retroactive effect to the 5% stock dividends of May 1997 and 1998.

     Employee stock options available for grant were 357,000 and 444,000 at
December 31, 1998 and 1997, respectively, after adjusting for the 1998 stock dividend.  Employee stock options exercisable under these plans are as follows:
                                                                            Number             Average Price
                                                                          of Shares              Per Share
                                                                          ---------              ---------
Options exercisable at December 31, 1996                                        --                 $   --
Options exercisable at December 31, 1997                                     1,050                 $17.14
Options exercisable at December 31, 1998                                    29,394                 $16.97

     In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based
Compensation."  In general, SFAS 123 recommends that all stock-based compensation given to employees in exchange for their services be expensed based on the fair value of the options granted.  The Company has chosen to continue accounting for these transactions under previously existing accounting standards as allowed in SFAS 123.  However, if expense had been determined in a manner consistent with the provisions of SFAS 123, the
Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below (in thousands of dollars, except for per share amounts):
Years Ended December 31,                                     1998            1997            1996
---------------------------------------------------------------------------------------------------
Net income (loss)
  As reported                                              $ 10,040        $ 15,425        $(12,762)
  Pro-forma                                                $  9,940        $ 15,374        $(12,767)
Earnings per share - basic and diluted
  As reported                                              $   0.63        $   1.06        $  (0.88)
  Pro-forma                                                $   0.62        $   1.05        $  (0.88)

11.  EARNINGS PER SHARE

The Company computes earnings per share ("EPS") in accordance with SFAS 128, "Earnings per Share." SFAS 128 requires the computation and presentation of two EPS amounts, basic and diluted. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to that of basic EPS except that the weighted average number of common shares outstanding is increased to include any shares that would be available if outstanding stock options, warrants, or convertible securities ("dilutive securities") were exercised. Accordingly, income available to common shareholders is also adjusted for any changes to income or loss that would result from the assumed conversion of the dilutive securities. The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price over the period.

     The computations of basic and diluted earnings (loss) per share for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands of dollars except per share amounts):
                                                                            1998       1997       1996
                                                                           -------    -------   --------
Basic Earnings (Loss) Per Share Computation
Income (loss) before accounting change and extraordinary charge            $ 8,755    $15,425   $(12,762)
Cumulative effect of change in accounting                                    1,784         --         --
Extraordinary charge                                                          (499)        --         --
                                                                           -------    -------   --------
Net Income (Loss)                                                          $10,040    $15,425   $(12,762)
                                                                           =======    =======   ========
Weighted average common shares outstanding                                  15,906     14,608     14,573
                                                                           -------    -------   --------
Earnings (Loss) Per Share - Basic
  Income (loss) before accounting change and extraordinary charge          $  0.55    $  1.06   $  (0.88)
  Cumulative effect of change in accounting                                   0.11         --         --
  Extraordinary charge                                                       (0.03)        --         --
                                                                           -------    -------   --------
  Net Income (Loss)                                                        $  0.63    $  1.06   $  (0.88)
                                                                           =======    =======   ========
Diluted Earnings (Loss) Per Share Computation
Income (loss) before accounting change and extraordinary charge            $ 8,755    $15,425   $(12,762)
Adjustment for effect of assumed conversions:
  Preferred convertible stock dividends                                         15         16         --
                                                                           -------    -------   --------
Adjusted income (loss) before accounting change and extraordinary charge     8,770     15,441    (12,762)
Cumulative effect of change in accounting                                    1,784         --         --
Extraordinary charge                                                          (499)        --         --
                                                                           -------    -------   --------
Net Income (Loss)                                                          $10,055    $15,441   $(12,762)
                                                                           =======    =======   ========
Weighted average common shares outstanding                                  15,906     14,608     14,573
Incremental shares from assumed conversions of:
  Preferred convertible stock                                                   26         28         --
  Stock options                                                                  3          3         --
                                                                           -------    -------   --------
Diluted weighted average common shares outstanding                          15,935     14,639     14,573
                                                                           =======    =======   ========
Earnings (Loss) Per Share - Diluted
  Income (loss) before accounting change and extraordinary charge          $  0.55    $  1.06   $  (0.88)
  Cumulative effect of change in accounting                                   0.11         --         --
  Extraordinary charge                                                       (0.03)        --         --
                                                                           -------    -------   --------
  Net Income (Loss)                                                        $  0.63    $  1.06   $  (0.88)
                                                                           =======    =======   ========

     As a result of the loss in 1996, basic loss per share was not adjusted because to do so would be antidilutive.

12.  BUSINESS SEGMENTS

The Company adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," during 1998. SFAS 131 established standards for reporting information about operating segments ("business segments") in annual financial statements and requires selected information in interim financial statements. Business segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, to make decisions on how to allocate resources and to assess performance. The Company's chief operating decision making group is the Chief Executive Officer ("CEO") and certain other executive officers that report directly to the CEO. The operating segments are organized and managed separately because each segment offers different products or services. The Company evaluates the performance of its business segments based on the operating income generated. Operating income does not include income taxes, interest expense, extraordinary charges, changes in accounting method and non-operating income and expense items.
     Under SFAS 131, an operating segment that does not exceed certain quantitative levels is not considered a reportable segment. Instead, the results of all segments that do not exceed the quantitative thresholds are combined and reported as one segment and referred to as "all other." The Company's construction services business segment and propane, pipelines and storage business segment did not meet these quantitative thresholds and could have been grouped into the "all other" category. However, the Company has decided to voluntarily disclose information on these two business segments because they are an integral part of the Company's strategic plans to grow and diversify the Company.
     The Company has five business segments. They are gas distribution, engineering services, construction services, energy marketing and propane, pipelines and storage. Refer to Note 1 for a brief description of each business segment.
     The accounting policies of the operating segments are the same as those described in Note 1 except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the consolidated financial statements. Corporate and other includes corporate related expenses not allocated to segments, intercompany eliminations and results of other smaller operations.

Years Ended December 31,                                                   1998        1997         1996
----------------------------------------------------------------------------------------------------------
                                                                             (in thousands of dollars)
Operating Revenues
Gas Distribution                                                         $184,221    $232,511     $232,985
Engineering Services                                                       41,366       5,660        2,961
Construction Services                                                      25,904      13,207           --
Propane, Pipelines and Storage                                              4,852       3,027        3,070
Energy Marketing                                                          397,888     555,367      344,379
Corporate and other <F1>                                                  (16,746)    (33,840)     (35,485)
                                                                         --------    --------     --------
  Total consolidated revenues                                            $637,485    $775,932     $547,910
                                                                         ========    ========     ========
Depreciation
Gas Distribution                                                         $ 12,110    $ 11,112     $ 10,405
Engineering Services                                                          182          14           17
Construction Services                                                       1,903         743           --
Propane, Pipelines and Storage                                                793         622          629
Energy Marketing                                                               44          60           41
Corporate and other                                                           317         326          242
                                                                         --------    --------     --------
  Total consolidated depreciation                                        $ 15,349    $ 12,877     $ 11,334
                                                                         ========    ========     ========
Operating Income (Loss)
Gas Distribution                                                         $ 22,363    $ 26,348     $ 27,438
Engineering Services                                                        2,938         778          273
Construction Services                                                        (102)        762           --
Propane, Pipelines and Storage                                              1,585       1,458        1,471
Energy Marketing                                                             (696)        217       (3,857)
Corporate and other                                                        (1,893)       (396)        (491)
                                                                         --------    --------     --------
  Total consolidated operating income                                    $ 24,195    $ 29,167     $ 24,834
                                                                         ========    ========     ========
Assets
Gas Distribution                                                         $359,592    $362,906     $352,314
Engineering Services                                                        8,897       2,618          799
Construction Services                                                      20,471      21,028           --
Propane, Pipelines and Storage                                             27,175      18,110       18,483
Energy Marketing                                                           65,017      89,653       91,387
Corporate and other                                                         8,510      12,845       16,054
                                                                         --------    --------     --------
  Total consolidated assets                                              $489,662    $507,160     $479,037
                                                                         ========    ========     ========
Capital Investments <F2>
Gas Distribution                                                         $ 23,029    $ 28,201     $ 30,169
Engineering Services                                                       14,586         459           15
Construction Services                                                       1,076      15,990           --
Propane, Pipelines and Storage                                              6,285          --           --
Energy Marketing                                                               --         156            1
Corporate and other                                                           655         234          339
                                                                         --------    --------     --------
  Total consolidated capital investments <F3>                            $ 45,631    $ 45,040     $ 30,524
                                                                         ========    ========     ========

<F1>
Includes the eliminations of intercompany energy marketing revenues of $7,071, $28,405 and $35,676 for 1998, 1997 and 1996, respectively.  Includes the elimination of intercompany engineering services revenue of $429 for 1998.  Includes the elimination of intercompany construction services revenue of
$9,283 and $5,723 for 1998 and 1997, respectively.
<F2>
Capital investments include amounts paid for business acquisitions, including non-cash amounts such as Company stock issued as part of the acquisitions.
<F3>
The 1998 capital investments, shown in the above table, include $14,073 of Company stock issued as part of the acquisition of OMC.  The acquisition of OMC was accounted for as a pooling of interests, therefore, the supplemental cash flow information in Note 1 does not include the stock issued for the
OMC acquisition.

13.  INVESTMENTS IN AFFILIATES

The equity method of accounting is used for interests in affiliates 20% to
50% owned.  These affiliate companies are generally involved in natural gas transmission, storage or associated operations.  The Company records income taxes on its share of undistributed earnings of these affiliates at the time the earnings are included in consolidated income.  At December 31, 1998, the
Company held the following interests in these affiliates:
                                                           Percent Ownership
                                                           -----------------
Eaton Rapids Gas Storage System                                   50%
Michigan Intrastate Lateral System                                50%
Michigan Intrastate Pipeline System                               50%
Nimrod Limited Partnership                                        29%

     Summarized combined financial information for investments in affiliates for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands of dollars):
                                                             1998            1997            1996
                                                            -------        --------        --------
Net sales                                                   $ 8,199        $ 13,368        $ 13,866
Operating income                                            $ 2,100        $  3,568        $  4,029
Net income (loss)                                           $   285        $ (7,107)       $ (4,230)
                                                            =======        ========        ========
The Company's share of net income (loss)                    $   160        $ (1,967)       $ (1,196)
                                                            =======        ========        ========
Current assets                                              $ 2,796        $  2,843        $  2,744
Non-current assets                                           28,092         125,455         131,211
                                                            -------        --------        --------
Total assets                                                $30,888        $128,298        $133,955
                                                            =======        ========        ========
Current liabilities                                         $ 2,784        $ 42,745        $  9,659
Non-current liabilities                                      15,942          88,348         114,997
Equity                                                       12,162          (2,795)          9,299
                                                            -------        --------        --------
Total liabilities and equity                                $30,888        $128,298        $133,955
                                                            =======        ========        ========
The Company's equity investment                             $ 4,522        $  4,710        $  5,120
                                                            =======        ========        ========
The Company's share of undistributed gains (losses)         $    --        $    475        $ (1,733)
                                                            =======        ========        ========


14.  COMMITMENTS AND CONTINGENCIES

CAPITAL INVESTMENTS. The Company's plans for expansion and improvement of its natural gas delivery system and its other diversified business properties are continually reviewed. Aggregate capital expenditures for property in 1999 are projected at $20,000,000. In addition, the Company is planning to incur additional expenditures for business acquisitions in 1999.

GUARANTEES. On January 14, 1998, the Company sold its entire 32% interest in NOARK. The sale released the Company from all its NOARK guarantees, which related to 40% of NOARK's debt. See Note 15 for more information on NOARK.

LEASE COMMITMENTS. The Company leases buildings, vehicles and equipment. The resulting leases are classified as operating leases in accordance with SFAS 13, "Accounting for Leases." Vehicle leases comprise a significant portion of total lease expense. Leases on new vehicles are for a minimum of twelve months. The Company has the right to extend each vehicle lease annually and to cancel the extended lease at any time.

     The following is a schedule by year of future minimum lease payments that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1998:

               1999      $  395,000             2002      $  250,000
               2000         328,000             2003         237,000
               2001         278,000       Thereafter       1,078,000

     Total lease expense approximated $2,164,000, $2,092,000 and $2,305,000 in 1998, 1997 and 1996, respectively. The annual future minimum lease payments shown in the previous schedule are substantially less than the lease expense incurred in 1996 through 1998 because most of the vehicle leases at December 31, 1998 were on a month-to-month basis and were cancelable at any time. However, management expects to renew or replace substantially all leases.

ENVIRONMENTAL ISSUES. Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. The Gas Company owns seven sites which formerly housed such manufacturing facilities and expects that it will ultimately incur investigation and remedial action costs at some of these sites, and a number of other sites. The Gas Company has submitted a plan to the appropriate environmental regulatory authority in the State of Michigan for work to begin at one site. The extent of the Gas Company's liabilities and potential costs in connection with these sites cannot be reasonably estimated at this time. In accordance with an MPSC accounting order, any environmental investigation and remedial action costs will be deferred and amortized over ten years. Rate recognition of the related amortization expense will not begin until after a prudence review in a general rate case.


15.  DIVESTITURE OF NOARK INVESTMENT

On January 14, 1998, the Company sold its entire interest in NOARK to ENOGEX Arkansas Pipeline Corporation ("EAPC"). NOARK is a 302-mile intrastate natural gas pipeline which experienced significant cost overruns during construction, resulting in higher than expected financing costs. In addition, competition from two interstate pipelines required NOARK to discount its transportation charges to attract volumes to the pipeline. Even with discounted rates, NOARK had operated at less than 65% capacity since its inception in 1992. As a result, NOARK continued to generate losses and its operating cash flows were insufficient to meet principal and interest payments on its debt.

     In December 1996, the Company recorded a $21,000,000 after-tax non-cash write-down of its general partnership interest in NOARK. In December 1997, the Company reduced its reserve for NOARK by $5,025,000 after-tax based on the terms of the pending sale. The sale occurred in January 1998 and, including subsequent adjustments, resulted in a final gain on the sale of NOARK of $1,708,000 after-tax. The adjustments to the gain included income tax benefits related to tax losses generated by the partnership and adjustments to discount rates used to compute the present value of future cash flows pursuant to the terms of the sale. The discount rates were adjusted to better reflect actual market rates at the time of the sale.
     Pursuant to terms included in the sales agreement, the Company paid EAPC $9,200,000 in April 1998 and will pay $3,100,000 and $800,000 in April 1999 and 2000, respectively. The sale released the Company from all debt obligations and guarantees related to NOARK. The Company will receive annual payments of $842,000 from EAPC for 17 years beginning in the year 2004.


16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In the opinion of the Company, the following quarterly information includes all adjustments necessary for a fair statement of the results of operations for such periods. Earnings and dividends per share of common stock are calculated based upon the weighted average number of shares outstanding during each quarter adjusted for five percent stock dividends in May 1998 and May 1997. The total earnings per share each year may not equal annual earnings per share due to changes in shares outstanding throughout the year. Due to the seasonal nature of the Company's gas distribution business, the results of operations reported on a quarterly basis show substantial variations.

Quarters                                         First         Second          Third         Fourth
----------------------------------------------------------------------------------------------------
1998
Operating revenue                              $226,471       $111,280       $113,075       $186,659
Operating income (loss)                          12,837            762           (496)        11,092
Net income (loss)                                 8,571         (2,639)        (2,357)         6,465
Earnings (loss) per share                          0.58          (0.17)         (0.14)          0.37
Cash dividends per share                           0.18           0.19           0.18           0.20

1997
Operating revenue                              $254,237       $122,987       $125,005       $273,703
Operating income (loss)                          18,151          3,189         (1,613)         9,440
Net income (loss)                                 9,809            231         (3,013)         8,398
Earnings (loss) per share                          0.67           0.02          (0.21)          0.57
Cash dividends per share                           0.17           0.17           0.18           0.18

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO SEMCO ENERGY, INC.:

We have audited the accompanying consolidated statements of financial position and capitalization of SEMCO Energy, Inc. (a Michigan corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' investment and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEMCO Energy, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.
     As discussed in Note 1 of the consolidated financial statements, effective January 1, 1998, the Company changed its method of accounting for property taxes.
     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


     ARTHUR ANDERSEN LLP


     Detroit, Michigan
     February 4, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

                                  PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the captions "Information About Directors" in Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 20, 1999 Annual Meeting of Shareholders is incorporated by reference herein.
     The executive officers of the Company are William L. Johnson, Sebastian Coppola, Rudolfo D. Cifolelli, Carl W. Porter and Barrett Hatches.
     Mr. Johnson (age 56) was elected Chairman of the Board of Directors in December 1997. He has been President and Chief Executive Officer of the Company since May 1996. From 1994 to May 1996 he was Chief Executive Officer of Northern Pipeline Construction Company of Kansas City, Missouri, and from 1990 to 1994 he was President, Gas Service Division of Western Resources, Inc. of Topeka, Kansas.
     Mr. Coppola (age 47) has been Senior Vice President and Chief Financial Officer of the Company since January 1999. He was Senior Vice President of Finance, Treasurer and Investor Relations Officer of MCN Energy Group, Inc., Detroit, Michigan, from September 1994 to December 1998. While at MCN Energy Group, Inc., he was Director of Accounting Services and Investor Relations from October 1988 to August 1994.
     Mr. Porter (age 49) has been Senior Vice President and Chief Operating Officer of the Company since July 1996. He was Vice President-Gas Utilities of Itron, Inc., Spokane, Washington, from August 1995 to July 1996. From 1992 to 1995 he was Senior Vice President of Operations of New Jersey Natural Gas, Wall, New Jersey, and from 1990 to 1992 he was Vice President of Operations of Western Resources, Inc., Topeka, Kansas.
     Mr. Cifolelli (age 58) has been Senior Vice President and Chief Information Officer of the Company since November 1998. He was President and Owner of OACIS, Inc., Bloomfield, Michigan from June 1996 to October 1998. While employed by the GENIX Group, a subsidiary of MCN Energy Group, Inc., Detroit, Michigan, he was President and Chief Executive Officer from 1994 to 1996 and President and Chief Operating Officer from 1990 to 1994.
     Mr. Hatches (age 43) was elected Senior Vice President of Human Resources and Public Affairs of the Company in February 1999. He has been with the Company as Vice President of Human Resources and Public Affairs since February 1997. He was Vice President of V. Robinson & Company, Inc., Kansas City, Missouri, from 1996 to February 1997. He was Director of Logistics and Chief Operating Officer H & N Railroad of North American Salt Company, Overland Park, Kansas, from 1995 to 1996. While employed by Missouri Gas Energy, Kansas City, Missouri, he was Director Field Services from May 1994 to January 1995 and Director Customer Information from July 1992 to May 1994.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing under the captions "Compensation of Directors and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 20, 1999 Annual Meeting of Shareholders is incorporated by reference herein.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the caption "Stock Outstanding, Voting Rights and Votes Required" in the Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 20, 1999 Annual Meeting of Shareholders, is incorporated by reference herein.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the captions "Certain Business Relationships of Directors" and "Employment and Related Agreements" in the Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 20, 1999 Annual Meeting of Shareholders, is incorporated by reference herein.

                                   PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  1.   Consolidated Financial Statements.  The following financial statements are included in Part II, item 8 above.

                                                              Pages in 10-K
                                                              -------------

          Consolidated Statements of Income for the years
            ended December 31, 1998, 1997 and 1996                  32

          Consolidated Statements of Cash Flows for the
            years ended December 31, 1998, 1997 and 1996            33

          Consolidated Statements of Financial Position
            as of December 31, 1998 and 1997                        34

          Consolidated Statements of Capitalization as
            of December 31, 1998 and 1997                           35

          Consolidated Statements of Changes in
            Shareholders' Investment for the years
            ended December 31, 1998, 1997 and 1996                  36

          Notes to the Consolidated Financial Statements          37-61

          Report of Independent Public Accountants                  62


(a)  2.   Financial Statement Schedules.

          The following additional data should be read in conjunction with the Consolidated Financial Statements in Part II, item 8 above. Schedules not included herein have been omitted because they are not applicable or the required information is shown in such financial statements or notes thereto.

          Schedule
           Number                                             Pages in 10-K
          --------                                            -------------

             I      Consolidated Valuation and Qualifying
                    Accounts for the years ended
                    December 31, 1998, 1997 and 1996                71

(a)  3.   Exhibits, including those incorporated by reference

                                                                Filed
                                                         --------------------
Exhibit                                                                By
  No.               Description                          Herewith   Reference
-------             -----------                          --------   ---------
 2        Plan of Acquisition, etc.                         NA          NA
 3.(i).1  Articles of Incorporation of SEMCO Energy,
          Inc., as restated July 11, 1989.(a)                           x
 3.(i).2  Certificate of Amendment to Article III
          of the Articles of Incorporation dated
          May 16, 1990.(b)                                              x
 3.(i).3  Certificate of Amendment to Articles I,
          III and VI of the Articles of Incorporation
          dated April 16, 1997.(j)                                      x
 3.(ii)   Bylaws--last revised December 17, 1998.           x
 4.1      Trust Indenture dated April 1, 1992, with
          NBD Bank, N.A. as Trustee.(c)                                 x
 4.2      Note Agreement dated as of June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(e)                                            x
 4.3      Rights Agreement dated as of April 15, 1997
          with Continental Stock Transfer & Trust
          Company, as Rights Agent.(h)                                  x
 4.4      Note Agreement dated as of October 1, 1997,
          relating to issuance of $60,000,000 of
          long-term debt.(l)                                            x
 9        Voting Trust Agreement.                           NA          NA
10        Material Contracts.
10.1      Short-Term Incentive Plan.(d)                                 x
10.2      Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(f)                                           x
10.3      Supplemental Retirement Plan for Certain
          Officers.(g)                                                  x
10.4      1997 Long-Term Incentive Plan.(h)                             x
10.5      Stock Option Certificate and Agreement
          dated October 10, 1996 with
          William L. Johnson.(i)                                        x
10.6      Stock Option Certificate and Agreement
          dated February 26, 1997 with
          William L. Johnson.(i)                                        x
10.7      Employment Agreement dated October 10, 1996,
          with William L. Johnson.(j)                                   x
10.8      Change of Control Employment Agreement dated
          October 10, 1996, with William L. Johnson.(j)                 x
10.9      Form of Change in Control Agreement
          effective March 20, 1998, for all officers
          except Mr. Johnson.(n)                                        x

                                                                Filed
                                                         --------------------
Exhibit                                                                By
  No.               Description                          Herewith   Reference
-------             -----------                          --------   ---------
10.10     Asset Purchase Agreement dated August 9, 1997
          between Sub-Surface Construction Co., Stewart
          Kniff and SEMCO Energy Construction Co.,
          First Amendment to Asset Purchase Agreement,
          Amendment to Leased Equipment Purchase
          Agreements and Asset Purchase Agreement,
          List of Schedules and Exhibits and Agreement
          to Furnish Schedules and Exhibits.(k)                          x
10.11     Purchase Agreement between the Company and
          Merrill Lynch & Co., etc., pertaining to an
          offering of 1,600,000 Shares of Common Stock.(o)               x
10.12     Distribution Agreement between the Company
          and Merrill Lynch & Co., etc., pertaining to
          an offering of $150,000,000 Medium-Term
          Notes and Form of Medium Term Note.(p)                         x
10.13     Agreement and Plan of Merger dated as of
          October 30, 1998, between the Company,
          SEMCO Consultants, Inc. and Jimmy C. Foster
          and the Press Release announcing the merger.(q)                x
10.14     Executive Security Agreement.                     x
10.15     Split-Dollar Agreement.                           x
10.16     Deferred Compensation and Stock Purchase
          Agreement for Outside Directors for 1999.         x
11        Statement re computation of per share earnings.   NA           NA
12        Ratio of Earnings to Fixed Charges.               x
13        Annual report to shareholders.                    NA           NA
16        Letter re change in certifying accountant.        NA           NA
18        Letter re change in accounting principle.(m)                   x
21        Subsidiaries of the Registrant.                   x
22        Published report regarding matters submitted
          to a vote of security holders.                    NA           NA
23        Consent of Independent Public Accountants.        x
24        Power of Attorney.                                x
27        Financial Data Schedule.                          x
99.1      Proxy Statement dated March 15, 1999.(r)                       x
99.2      Announcement of agreement to sell
          SEMCO Energy Services, Inc.(s)                                 x

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

     (f) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (g) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1996, File No. 0-8503.
     (h) Filed March 6, 1997 as part of SEMCO Energy, Inc.'s 1997 Proxy Statement, dated March 7, 1997, File No. 0-8503.
     (i) Filed with SEMCO Energy, Inc.'s Form 10-K for 1996, dated March 27, 1997, File No. 0-8503.
     (j) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1997, File No. 0-8503.
     (k) Filed with SEMCO Energy, Inc.'s Form 8-K dated August 13, 1997, File No. 0-8503.
     (l) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1997, File No. 0-8503.
     (m) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1998, File No. 0-8503.
     (n) Filed with SEMCO Energy, Inc.'s Form 10-Q/A for the quarter ended March 31, 1998, File No. 0-8503.
     (o) Filed with SEMCO Energy, Inc.'s Form 8-K dated August 13, 1998, File No. 0-8503.
     (p) Filed with SEMCO Energy, Inc.'s Form 8-K dated October 21, 1998, File No. 0-8503.
     (q) Filed with SEMCO Energy, Inc.'s Form 8-K dated November 5, 1998, File No. 0-8503.
     (r) Filed March 11, 1999, pursuant to Rule 14a-6 of the Exchange Act, File No. 0-8503.
     (s) Filed with SEMCO Energy, Inc.'s Form 8-K dated March 23, 1999, File No. 0-8503.


ITEM 14. (Continued)

(b) On October 23, 1998, the Company filed Form 8-K to file the Distribution Agreement between the Company and the underwriters pertaining to an offering of $150,000,000 Medium-Term Notes.

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

                                    SEMCO ENERGY, INC.

Date:  March 26, 1999               By /s/William L. Johnson
                                      ----------------------------------------
                                      William L. Johnson
                                      Chairman, President and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                   Title                          Date
          ---------                   -----                          ----

/s/William L. Johnson     Chairman, President and Chief        March 26, 1999
------------------------
   William L. Johnson         Executive Officer (Director)

/s/Sebastian Coppola      Senior Vice President and            March 26, 1999
------------------------
   Sebastian Coppola          Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

/s/Daniel A. Burkhardt*   Director                             March 26, 1999
------------------------
   Daniel A. Burkhardt

/s/Edward J. Curtis*      Director                             March 26, 1999
------------------------
   Edward J. Curtis

/s/John T. Ferris*        Director                             March 26, 1999
------------------------
   John T. Ferris

/s/Michael O. Frazer*     Director                             March 26, 1999
------------------------
   Michael O. Frazer

/s/Harvey I. Klein*       Director                             March 26, 1999
------------------------
   Harvey I. Klein

/s/Stewart J. Kniff*      Director                             March 26, 1999
------------------------
   Stewart J. Kniff

/s/Bruce G. Macleod*      Director                             March 26, 1999
------------------------
   Bruce G. Macleod

/s/Frederick S. Moore*    Director                             March 26, 1999
------------------------
   Frederick S. Moore

/s/Edith A. Stotler*      Director                             March 26, 1999
------------------------
   Edith A. Stotler

/s/Donald W. Thomason*    Director                             March 26, 1999
------------------------
   Donald W. Thomason

*By /s/William L. Johnson                                      March 26, 1999
   ---------------------
      William L. Johnson
      Attorney-in-fact

SCHEDULE I

                                               SEMCO Energy, Inc.
                           SCHEDULE I - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                             (Thousands of Dollars)

                                                                      Additions     Deductions
                                                                      ---------    From Reserve
                                                           Balance    Provision   for Purpose of      Balance
                                                          Beginning    Charged   Which the Reserve      End
     Description                                          of Period   to Income    Was Provided      of Period
-------------------------------------------------------   ---------   ---------  -----------------   ---------


                                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                      ------------------------------------
RESERVE DEDUCTED FROM RECEIVABLES IN BALANCE SHEET -
  UNCOLLECTIBLE ACCOUNTS                                   $ 1,498    $   742        $ 1,608          $   632
                                                           =======    =======        =======          =======

RESERVE DEDUCTED FROM OTHER PROPERTY IN BALANCE SHEET      $ 2,401    $   100        $ 1,100          $ 1,401
                                                           =======    =======        =======          =======

RESERVE FOR EQUITY INVESTMENT                              $25,212    $     0        $25,212          $     0
                                                           =======    =======        =======          =======


                                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                      ------------------------------------
RESERVE DEDUCTED FROM RECEIVABLES IN BALANCE SHEET -
  UNCOLLECTIBLE ACCOUNTS                                   $ 1,247    $ 2,199        $ 1,948          $ 1,498
                                                           =======    =======        =======          =======

RESERVE DEDUCTED FROM OTHER PROPERTY IN BALANCE SHEET      $ 2,401    $     0        $     0          $ 2,401
                                                           =======    =======        =======          =======

RESERVE FOR EQUITY INVESTMENT                              $32,942    $     0        $ 7,730          $25,212
                                                           =======    =======        =======          =======


                                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                      ------------------------------------
RESERVE DEDUCTED FROM RECEIVABLES IN BALANCE SHEET -
  UNCOLLECTIBLE ACCOUNTS                                   $   729    $ 1,209        $   691          $ 1,247
                                                           =======    =======        =======          =======

RESERVE DEDUCTED FROM OTHER PROPERTY IN BALANCE SHEET      $ 2,401    $     0        $     0          $ 2,401
                                                           =======    =======        =======          =======

RESERVE FOR EQUITY INVESTMENT                              $     0    $32,942        $     0          $32,942
                                                           =======    =======        =======          =======



                             SEMCO ENERGY, INC.
                                Exhibit Index
                                  Form 10-K
                                    1998

                                                                Filed
                                                         --------------------
Exhibit                                                                By
  No.               Description                          Herewith   Reference
-------             -----------                          --------   ---------
 2        Plan of Acquisition, etc.                         NA          NA
 3.(i).1  Articles of Incorporation of SEMCO Energy,
          Inc., as restated July 11, 1989.(a)                           x
 3.(i).2  Certificate of Amendment to Article III
          of the Articles of Incorporation dated
          May 16, 1990.(b)                                              x
 3.(i).3  Certificate of Amendment to Articles I,
          III and VI of the Articles of Incorporation
          dated April 16, 1997.(j)                                      x
 3.(ii)   Bylaws--last revised December 17, 1998.           x
 4.1      Trust Indenture dated April 1, 1992, with
          NBD Bank, N.A. as Trustee.(c)                                 x
 4.2      Note Agreement dated as of June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(e)                                            x
 4.3      Rights Agreement dated as of April 15, 1997
          with Continental Stock Transfer & Trust
          Company, as Rights Agent.(h)                                  x
 4.4      Note Agreement dated as of October 1, 1997,
          relating to issuance of $60,000,000 of
          long-term debt.(l)                                            x
 9        Voting Trust Agreement.                           NA          NA
10        Material Contracts.
10.1      Short-Term Incentive Plan.(d)                                 x
10.2      Deferred Compensation and Phantom Stock
          Purchase Agreement (for outside
          directors only).(f)                                           x
10.3      Supplemental Retirement Plan for Certain
          Officers.(g)                                                  x
10.4      1997 Long-Term Incentive Plan.(h)                             x
10.5      Stock Option Certificate and Agreement
          dated October 10, 1996 with
          William L. Johnson.(i)                                        x
10.6      Stock Option Certificate and Agreement
          dated February 26, 1997 with
          William L. Johnson.(i)                                        x
10.7      Employment Agreement dated October 10, 1996,
          with William L. Johnson.(j)                                   x
10.8      Change of Control Employment Agreement dated
          October 10, 1996, with William L. Johnson.(j)                 x
10.9      Form of Change in Control Agreement
          effective March 20, 1998, for all officers
          except Mr. Johnson.(n)                                        x
                                                                Filed
                                                         --------------------
Exhibit                                                                By
  No.               Description                          Herewith   Reference
-------             -----------                          --------   ---------
10.10     Asset Purchase Agreement dated August 9, 1997
          between Sub-Surface Construction Co., Stewart
          Kniff and SEMCO Energy Construction Co.,
          First Amendment to Asset Purchase Agreement,
          Amendment to Leased Equipment Purchase
          Agreements and Asset Purchase Agreement,
          List of Schedules and Exhibits and Agreement
          to Furnish Schedules and Exhibits.(k)                          x
10.11     Purchase Agreement between the Company and
          Merrill Lynch & Co., etc., pertaining to an
          offering of 1,600,000 Shares of Common Stock.(o)               x
10.12     Distribution Agreement between the Company
          and Merrill Lynch & Co., etc., pertaining to
          an offering of $150,000,000 Medium-Term
          Notes and Form of Medium Term Note.(p)                         x
10.13     Agreement and Plan of Merger dated as of
          October 30, 1998, between the Company,
          SEMCO Consultants, Inc. and Jimmy C. Foster
          and the Press Release announcing the merger.(q)                x
10.14     Executive Security Agreement.                     x
10.15     Split-Dollar Agreement.                           x
10.16     Deferred Compensation and Stock Purchase
          Agreement for Outside Directors for 1999.         x
11        Statement re computation of per share earnings.   NA           NA
12        Ratio of Earnings to Fixed Charges.               x
13        Annual report to shareholders.                    NA           NA
16        Letter re change in certifying accountant.        NA           NA
18        Letter re change in accounting principle.(m)                   x
21        Subsidiaries of the Registrant.                   x
22        Published report regarding matters submitted
          to a vote of security holders.                    NA           NA
23        Consent of Independent Public Accountants.        x
24        Power of Attorney.                                x
27        Financial Data Schedule.                          x
99.1      Proxy Statement dated March 15, 1999.(r)                       x
99.2      Announcement of agreement to sell
          SEMCO Energy Services, Inc.(s)                                 x


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

     (f) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1994, File No. 0-8503.
     (g) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1996, File No. 0-8503.
     (h) Filed March 6, 1997 as part of SEMCO Energy, Inc.'s 1997 Proxy Statement, dated March 7, 1997, File No. 0-8503.
     (i) Filed with SEMCO Energy, Inc.'s Form 10-K for 1996, dated March 27, 1997, File No. 0-8503.
     (j) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1997, File No. 0-8503.
     (k) Filed with SEMCO Energy, Inc.'s Form 8-K dated August 13, 1997, File No. 0-8503.
     (l) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1997, File No. 0-8503.
     (m) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1998, File No. 0-8503.
     (n) Filed with SEMCO Energy, Inc.'s Form 10-Q/A for the quarter ended March 31, 1998, File No. 0-8503.
     (o) Filed with SEMCO Energy, Inc.'s Form 8-K dated August 13, 1998, File No. 0-8503.
     (p) Filed with SEMCO Energy, Inc.'s Form 8-K dated October 21, 1998, File No. 0-8503.
     (q) Filed with SEMCO Energy, Inc.'s Form 8-K dated November 5, 1998, File No. 0-8503.
     (r) Filed March 11, 1999, pursuant to Rule 14a-6 of the Exchange Act, File No. 0-8503.
     (s) Filed with SEMCO Energy, Inc.'s Form 8-K dated March 23, 1999, File No. 0-8503.