Form 10-Q
period 1999-03-31
SEMCO ENERGY INC
filed 1999-05-10
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1999

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

The number of shares of common stock outstanding as of April 30, 1999, is 17,667,571.

                             INDEX TO FORM 10-Q
                             ------------------

                      For Quarter Ended March 31, 1999


                                                                       Page
                                                                      Number
                                                                      ------

COVER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

PART I - FINANCIAL INFORMATION
   Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .    3
   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . .   12

PART II - OTHER INFORMATION
   Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .   29
   Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . .   29
   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .   29

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32



FORWARD LOOKING STATEMENTS

     This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's belief and expectations are forward-looking statements. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical areas where the Company does business; (iii) the capital intensive nature of the Company's business; (iv) increased competition within the energy industry as well as from alternative forms of energy; (v) the timing and extent of changes in commodity prices for natural gas; (vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) the Company's ability to bid on and win business contracts; (viii) the impact of energy prices on the amount of projects and business available to Engineering Services; (ix) the nature, availability and projected profitability of potential investments available to the Company and (x) the conditions of capital markets and equity markets.

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                             SEMCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                  (In thousands, except per share amounts)
                                                               Three Months Ended       Twelve Months Ended
                                                                    March 31,                March 31,
                                                             ---------------------     ---------------------
                                                               1999         1998         1999         1998
                                                             --------     --------     --------     --------
OPERATING REVENUES
  Gas sales                                                  $ 68,978     $ 70,837     $164,841     $199,221
  Gas transportation                                            6,629        4,029       17,432       13,320
  Engineering services                                          4,546        3,148       42,335        7,306
  Construction services                                         3,558        1,179       19,000        8,663
  Gas marketing                                                96,855      145,674      341,998      514,881
  Other operations                                              3,314        1,604        9,289        4,775
                                                             --------     --------     --------     --------
                                                             $183,880     $226,471     $594,895     $748,166
                                                             --------     --------     --------     --------
OPERATING EXPENSES
  Cost of gas sold                                           $ 45,999     $ 48,514     $106,873     $135,206
  Cost of gas marketed                                         95,632      143,334      338,989      508,998
  Operations and maintenance                                   18,309       15,528       95,477       56,945
  Depreciation                                                  4,236        3,741       15,844       13,503
  Property and other taxes                                      2,357        2,517        9,006        9,660
                                                             --------     --------     --------     --------
                                                             $166,533     $213,634     $566,189     $724,312
                                                             --------     --------     --------     --------
OPERATING INCOME                                             $ 17,347     $ 12,837     $ 28,706     $ 23,854

OTHER INCOME (DEDUCTIONS)
  Divestiture of NOARK investment                            $     --     $  1,480     $  3,568     $  9,210
  Divestiture of energy marketing business                      1,122           --        1,122           --
  Interest expense                                             (3,894)      (3,688)     (15,018)     (13,556)
  Dividends on preferred stock                                    (48)         (48)        (193)        (193)
  Other                                                            26       (1,521)       2,383       (1,445)
                                                             --------     --------     --------     --------
                                                             $ (2,794)    $ (3,777)    $ (8,138)    $ (5,984)

INCOME BEFORE INCOME TAXES                                   $ 14,553     $  9,060     $ 20,568     $ 17,870

INCOME TAXES                                                 $  4,150     $  2,272     $  8,198     $  5,467

NET INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING METHOD CHANGE AND EXTRAORDINARY CHARGE          $ 10,403     $  6,788     $ 12,370     $ 12,403

  Cumulative effect of change in accounting for
    property taxes, net of income taxes of $960                    --        1,784           --        1,784
  Extraordinary charge due to early retirement of
    debt, net of income taxes of $269                              --           --         (499)          --
                                                             --------     --------     --------     --------
NET INCOME                                                   $ 10,403     $  8,572     $ 11,871     $ 14,187
                                                             ========     ========     ========     ========
EARNINGS PER SHARE - BASIC AND DILUTED                       $   0.60     $   0.58     $   0.72     $   0.97
                                                             ========     ========     ========     ========
CASH DIVIDENDS PER SHARE                                     $   0.20     $   0.18     $   0.77     $   0.71
                                                             ========     ========     ========     ========
AVERAGE COMMON SHARES OUTSTANDING                              17,438       14,814       16,553       14,666
                                                             ========     ========     ========     ========

  The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             SEMCO ENERGY, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                 A S S E T S
                               (in thousands)



                                                                       March 31,    December 31,     March 31,
                                                                         1999           1998           1998
                                                                       --------       --------       --------
                                                                      (Unaudited)                   (Unaudited)
CURRENT ASSETS
  Cash and temporary cash investments, at cost                         $  5,827       $  4,953       $  1,983
  Receivables, less allowances of $727 at March 31, 1999,
    $632 at December 31, 1998 and $1,660 at March 31, 1998               41,690         31,003         34,773
  Accrued revenue                                                        11,854         60,915         59,433
  Materials and supplies, at average cost                                 2,311          2,191          2,530
  Gas in underground storage                                             12,222         38,526         18,360
  Gas charges, recoverable from customers                                 2,764         11,556         11,045
  Other                                                                   5,566         13,906          6,599
                                                                       --------       --------       --------
                                                                       $ 82,234       $163,050       $134,723
                                                                       --------       --------       --------
PROPERTY, PLANT AND EQUIPMENT
  Gas Distribution                                                     $368,353       $364,513       $349,487
  Diversified Businesses                                                 47,516         43,857         42,770
                                                                       --------       --------       --------
                                                                       $415,869       $408,370       $392,257
  Less - Accumulated depreciation                                       121,722        118,132        109,756
                                                                       --------       --------       --------
                                                                       $294,147       $290,238       $282,501
                                                                       --------       --------       --------
DEFERRED CHARGES AND OTHER
  Unamortized debt expense                                             $  5,528       $  5,619       $  5,179
  Deferred retiree medical benefits                                      12,363         12,588         13,262
  Other                                                                  20,487         18,167         17,598
                                                                       --------       --------       --------
                                                                       $ 38,378       $ 36,374       $ 36,039
                                                                       --------       --------       --------
TOTAL ASSETS                                                           $414,759       $489,662       $453,263
                                                                       ========       ========       ========

  The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             SEMCO ENERGY, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                       LIABILITIES AND CAPITALIZATION
                               (in thousands)

                                                                       March 31,    December 31,     March 31,
                                                                         1999           1998           1998
                                                                       --------       --------       --------
                                                                      (Unaudited)                   (Unaudited)
CURRENT LIABILITIES
  Notes payable                                                        $ 22,077       $ 63,576       $ 32,032
  Accounts payable                                                       13,964         57,498         74,924
  Customer advance payments                                               5,091         10,417          4,125
  Accumulated deferred income taxes                                       1,522          2,344          1,151
  Accrued interest                                                        4,436          1,935          4,515
  Amounts payable to customers                                            2,666             --             --
  Other                                                                   9,166          7,270         14,570
                                                                       --------       --------       --------
                                                                       $ 58,922       $143,040       $131,317
                                                                       --------       --------       --------
DEFERRED CREDITS AND OTHER
  Accumulated deferred income taxes                                    $ 19,110       $ 17,985       $ 22,704
  Unamortized investment tax credit                                       2,180          2,247          2,448
  Customer advances for construction                                      3,062          3,147          3,817
  Other                                                                  17,051         17,760         17,401
                                                                       --------       --------       --------
                                                                       $ 41,403       $ 41,139       $ 46,370
                                                                       --------       --------       --------
LONG-TERM DEBT INCLUDING CAPITAL LEASES                                $170,000       $170,000       $163,559
                                                                       --------       --------       --------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
  $100 par value (redemption price of $105 per share); authorized
    50,000 shares issuable in series; 31,000 shares outstanding        $  3,100       $  3,100       $  3,100
                                                                       --------       --------       --------
CUMULATIVE CONVERTIBLE PREFERRED STOCK
  Convertible preferred stock - $1 par value; authorized 500,000 shares issuable in series; each convertible to 4.11 common
    shares; 6,218, 6,218 and 6,618 shares outstanding                  $      6       $      6       $      7
  Capital surplus                                                           149            149            158
                                                                       --------       --------       --------
                                                                       $    155       $    155       $    165
                                                                       --------       --------       --------
COMMON SHAREHOLDERS' EQUITY
  Common stock - $1 par value; 20,000,000 shares authorized;
    17,510,356, 17,382,229 and 14,506,972 shares outstanding           $ 17,510       $ 17,382       $ 14,507
  Capital surplus                                                       118,562        116,663         88,336
  Retained earnings (deficit)                                             5,107         (1,817)         5,909
                                                                       --------       --------       --------
                                                                       $141,179       $132,228       $108,752
                                                                       --------       --------       --------
TOTAL LIABILITIES AND CAPITALIZATION                                   $414,759       $489,662       $453,263
                                                                       ========       ========       ========

  The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             SEMCO ENERGY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (in thousands)
                                                               Three Months Ended       Twelve Months Ended
                                                                   March 31,                 March 31,
                                                             ---------------------     ---------------------
                                                               1999         1998         1999         1998
                                                             --------     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $ 10,403     $  8,572     $ 11,871     $ 14,187
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
      Depreciation                                              4,236        3,741       15,844       13,503
      Extraordinary charge                                         --           --          499           --
      Divestiture of energy marketing business                 (1,122)          --       (1,122)          --
      Divestiture of NOARK investment                              --       (1,480)      (3,568)      (9,210)
      Equity (income) loss, net of distributions                 (259)        (274)         183          110
      Changes in assets and liabilities, net of
        effects of acquisitions, divestitures and
        other changes as shown below:                          37,430       50,248       (9,138)      15,728
                                                             --------     --------     --------     --------
          NET CASH FROM OPERATING ACTIVITIES                 $ 50,688     $ 60,807     $ 14,569     $ 34,318
                                                             --------     --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property additions - gas distribution                      $ (3,907)    $ (5,031)    $(21,905)    $(28,937)
  Property additions - diversified businesses                  (1,922)        (410)      (3,758)      (1,580)
  Proceeds from property sales, net of retirement costs           (31)         (50)         890          337
  Acquisitions of businesses, net of cash acquired               (925)          --         (899)     (15,117)
  Advances to equity investees                                     --       (4,284)          --       (6,744)
                                                             --------     --------     --------     --------
          NET CASH FROM INVESTING ACTIVITIES                 $ (6,785)    $ (9,775)    $(25,672)    $(52,041)
                                                             --------     --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net of expenses                  $  1,996     $  1,687     $ 32,880     $  6,288
  Repurchase of common stock and related expenses                  --           --           --       (1,598)
  Net cash change in notes payable                            (41,498)     (52,105)      (9,954)     (42,520)
  Issuance of long-term debt, net of expenses                      --           --       29,390       60,000
  Repayment of long-term debt and related expenses                 --           --      (24,504)         (25)
  Payment of dividends                                         (3,527)      (2,691)     (12,865)     (10,625)
                                                             --------     --------     --------     --------
          NET CASH FROM FINANCING ACTIVITIES                 $(43,029)    $(53,109)    $ 14,947     $ 11,520
                                                             --------     --------     --------     --------
CASH AND TEMPORARY CASH INVESTMENTS
  Net increase (decrease)                                    $    874     $ (2,077)    $  3,844     $ (6,203)
  Beginning of period                                           4,953        4,060        1,983        8,186
                                                             --------     --------     --------     --------
  End of period                                              $  5,827     $  1,983     $  5,827     $  1,983
                                                             ========     ========     ========     ========


Changes in assets and liabilities, net of effects
  of acquisitions, divestitures and other changes:
    Receivables, net                                         $ (2,933)    $ 16,862     $  1,300     $ 17,707
    Accrued revenue                                            22,934        7,565       21,452      (11,762)
    Materials, supplies and gas in underground storage         23,582       18,116        3,756      (13,567)
    Gas charges, recoverable from customers                     8,792        8,886        8,281         (459)
    Accounts payable                                          (13,494)      (5,120)     (32,823)      15,993
    Customer advances and amounts payable to customers         (2,745)      (4,029)       2,878       (2,435)
    Deferred taxes and investment tax credit                      235       (2,898)       4,965        3,202
    Other                                                       1,059       10,866      (18,947)       7,049
                                                             --------     --------     --------     --------
                                                             $ 37,430     $ 50,248     $ (9,138)    $ 15,728
                                                             ========     ========     ========     ========

  The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             SEMCO ENERGY, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES

     Under the rules and regulations of the Securities and Exchange Commission for Form 10-Q Quarterly Reports, certain footnotes and other financial statement information normally included in the year-end financial statements of SEMCO Energy, Inc. and its subsidiaries (the "Company") have been condensed or omitted in the accompanying unaudited financial statements. These financial statements prepared by the Company should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information in the accompanying financial statements reflects, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the information shown, subject to year-end and other adjustments, as later information may require.

     FINANCIAL STATEMENT PRESENTATION - The financial statements of the Company are presented in the conventional classification format rather than a regulated utility format, which has been used in the past. Certain reclassifications have been made to the prior periods' financial statements to conform with the 1999 presentation.

     POOLING OF INTERESTS - During 1998, the Company acquired Oilfield Materials Consultants, Inc. ("OMC"). The acquisition of OMC was accounted for as a pooling of interests, and accordingly, the consolidated financial statements and notes for the periods presented have been restated to include the financial results of OMC. See Note 3 in the Company's 1998 Annual Report on Form 10-K for further information.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     SUPPLEMENTAL CASH FLOW INFORMATION - Supplemental cash flow information for the three and twelve months ended March 31, 1999 and 1998 is as follows
(in thousands of dollars):
                                                               Three Months Ended        Twelve Months Ended
                                                                    March 31,                 March 31,
                                                              --------------------      --------------------
                                                                1999         1998         1999         1998
                                                              -------      -------      -------      -------
Cash paid during the period for:
  Interest                                                    $ 1,271      $ 1,065      $14,692      $11,280
  Income taxes                                                $ 5,500      $    --      $ 7,600      $ 3,100

Non-Cash Investing and Financing Activities:
  Capital stock issued for acquisitions                       $    --      $ 6,000      $   309      $ 6,450
  Debt incurred for acquisitions                              $ 1,000      $    --      $ 1,000      $    --

Details of Acquisitions:
  Fair value of assets acquired                               $ 5,152      $ 8,306      $ 7,147      $30,770
  Liabilities assumed                                          (3,152)      (2,306)      (4,838)      (8,636)
  Debt incurred                                                (1,000)          --       (1,000)          --
  Stock issued                                                     --       (6,000)        (309)      (6,450)
                                                              -------      -------      -------      -------
  Cash paid                                                   $ 1,000      $    --      $ 1,000      $15,684
  Less cash acquired                                               75           --          101          567
                                                              -------      -------      -------      -------
  Net cash paid for (acquired via) acquisitions               $   925      $    --      $   899      $15,117
                                                              =======      =======      =======      =======

(2)  ACQUISITIONS AND DIVESTITURES

     On February 3, 1999, the Company acquired K&B Construction, Inc. ("K&B"). K&B provides underground pipeline construction services in Kansas and Missouri. The purchase price was $2,000,000 plus a potential incentive payment based on operating results during 1999, 2000 and 2001. $1,000,000 was paid in cash at closing and the remainder is to be paid on or before April 15, 2002. For financial statement purposes, the acquisition of K&B was accounted for as a purchase and, accordingly, its results of operations are included in the consolidated financial statements since the date of acquisition. There were no adjustments necessary to the accounting practices of K&B to conform with the practices of the Company.
     The Company sold the subsidiary which comprised its energy marketing business, SEMCO Energy Services, Inc., effective March 31, 1999. The Company recorded a gain of $1,122,000 ($729,000 after tax) on the sale, which is reflected in other income and deductions. Pursuant to the stock sale agreement, the Company agreed that, for a period of two years after the closing date, it would not compete in the unregulated natural gas marketing business in the state of Michigan.


(3)  CAPITALIZATION

     COMMON STOCK EQUITY - On April 20, 1999 the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.205 per share (a 2.5% increase over the prior quarterly cash dividend) and a special cash dividend of $.05 per share. Both dividends are payable on May 15, 1999 to shareholders of record at the close of business on May 5, 1999. The Board of Directors announced it has discontinued the practice of declaring a five percent stock dividend.

     In February 1999, the Company paid a quarterly cash dividend on common stock of $.20 per share. The total cash dividend was $3,480,000, of which $731,000 was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan ("DRIP"). The reinvested portion of the quarterly dividend plus shareholders' optional cash payments of $1,133,000, resulted in 118,000 new shares issued to existing shareholders during the quarter pursuant to the DRIP. The Company also issued 10,000 shares of its common stock to the Company's primary 401(k) plan during the first quarter of 1999 in accordance with the Company match provisions of the plan.


(4)  EARNINGS PER SHARE

     The computations of basic and diluted earnings per share for the three months and twelve months ended March 31, 1999 and 1998 are as follows (in thousands except per share amounts):
                                                               Three Months Ended        Twelve Months Ended
                                                                    March 31,                 March 31,
                                                              --------------------      --------------------
                                                                1999         1998         1999         1998
                                                              -------      -------      -------      -------
Basic Earnings Per Share Computation
Income before accounting change and extraordinary charge      $10,403      $ 6,788      $12,370      $12,403
Cumulative effect of change in accounting                          --        1,784           --        1,784
Extraordinary charge                                               --           --         (499)          --
                                                              -------      -------      -------      -------
Net Income                                                    $10,403      $ 8,572      $11,871      $14,187
                                                              =======      =======      =======      =======
Weighted average common shares outstanding                     17,438       14,814       16,553       14,666
                                                              -------      -------      -------      -------
Earnings Per Share - Basic
  Income before accounting change and extraordinary charge    $  0.60      $  0.46      $  0.75      $  0.85
  Cumulative effect of change in accounting                        --         0.12           --         0.12
  Extraordinary charge                                             --           --        (0.03)          --
                                                              -------      -------      -------      -------
  Net Income                                                  $  0.60      $  0.58      $  0.72      $  0.97
                                                              =======      =======      =======      =======
Diluted Earnings Per Share Computation
Income before accounting change and extraordinary charge      $10,403      $ 6,788      $12,370      $12,403
Adjustment for effect of assumed conversions:
  Preferred convertible stock dividends                             4            4           15           16
                                                              -------      -------      -------      -------
Adjusted income before accounting change
  and extraordinary charge                                     10,407        6,792       12,385       12,419
Cumulative effect of change in accounting                          --        1,784           --        1,784
Extraordinary charge                                               --           --         (499)          --
                                                              -------      -------      -------      -------
Net Income                                                    $10,407      $ 8,576      $11,886      $14,203
                                                              =======      =======      =======      =======
Weighted average common shares outstanding                     17,438       14,814       16,553       14,666
Incremental shares from assumed conversions of:
  Preferred convertible stock                                      26           27           26           28
  Stock options                                                     1            2            1            9
                                                              -------      -------      -------      -------
Diluted weighted average common shares outstanding             17,465       14,843       16,580       14,703
                                                              =======      =======      =======      =======
Earnings Per Share - Diluted
  Income before accounting change and extraordinary charge    $  0.60      $  0.46      $  0.75      $  0.85
  Cumulative effect of change in accounting                        --         0.12           --         0.12
  Extraordinary charge                                             --           --        (0.03)          --
                                                              -------      -------      -------      -------
  Net Income                                                  $  0.60      $  0.58      $  0.72      $  0.97
                                                              =======      =======      =======      =======

(5)  BUSINESS SEGMENTS

     The Company's adoption of SFAS 131 addressing disclosure about business segments and policies applicable to the disclosure are discussed in Note 12 in the Company's 1998 Annual Report on Form 10-K.
     The Company sold the subsidiary comprising its energy marketing business effective March 31, 1999. The Company operates four business segments: gas distribution, engineering services, pipeline construction services and propane, pipelines and storage. The Company's gas distribution business segment distributes and transports natural gas to approximately 250,000 customers within the state of Michigan. The engineering services segment has offices in New Jersey, Michigan, Louisiana and Texas and provides a variety of energy related engineering and quality assurance services in several states. The pipeline construction services business segment provides primarily pipeline construction services in Iowa, Kansas, Michigan, Missouri, Nebraska and Tennessee. The propane, pipelines and storage segment supplies propane to over 7,500 retail customers in Michigan's upper peninsula and northeast Wisconsin and operates natural gas transmission, gathering and storage facilities in Michigan.
     The accounting policies of the operating segments are the same as those described in Note 1 except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the consolidated financial statements. Corporate and other includes intercompany eliminations, corporate related expenses not allocated to segments and results of other smaller operations.

                                                               Three Months Ended       Twelve Months Ended
                                                                    March 31,                 March 31,
                                                             ---------------------     ---------------------
                                                               1999         1998         1999         1998
                                                             --------     --------     --------     --------
Operating Revenues
  Gas Distribution                                           $ 76,980     $ 75,789     $185,413     $214,139
  Engineering Services                                          5,719        3,148       43,938        7,306
  Construction Services                                         4,685        2,720       27,869       15,927
  Propane, Pipelines and Storage                                1,944          690        6,106        2,957
  Energy Marketing                                             96,904      148,273      346,519      537,271
  Corporate and other <F1>                                     (2,352)      (4,149)     (14,950)     (29,434)
                                                             --------     --------     --------     --------
    Consolidated Operating Revenues                          $183,880     $226,471     $594,895     $748,166
                                                             ========     ========     ========     ========
Operating Income (Loss)
  Gas Distribution                                           $ 17,867     $ 13,013     $ 27,217     $ 23,661
  Engineering Services                                            451          414        2,975          864
  Construction Services                                        (1,245)      (1,160)        (186)        (398)
  Propane, Pipelines and Storage                                  796          374        2,008        1,501
  Energy Marketing                                               (341)         206       (1,243)      (1,429)
  Corporate and other                                            (181)         (10)      (2,065)        (345)
                                                             --------     --------     --------     --------
    Consolidated Operating Income                            $ 17,347     $ 12,837     $ 28,706     $ 23,854
                                                             ========     ========     ========     ========

<F1>
    Includes the elimination of intercompany energy marketing revenues of $49 and $4,521 for the three and twelve months ended March 31, 1999 and $2,599 and $22,390 for the three and twelve months ended
    March 31, 1998, respectively.  Includes the elimination of intercompany engineering services revenue of
    $1,173 and $1,603 for the three and twelve months ended March 31, 1999, respectively.  Includes the elimination of intercompany construction services revenue of $1,127 and $8,869 for the three and twelve months ended March 31, 1999 and $1,541 and $7,264 for the three and twelve months ended March 31, 1998, respectively.

(6)  COMMITMENTS AND CONTINGENCIES

     NOARK - In January 1998, the Company sold its entire interest in the NOARK Pipeline System Partnership ("NOARK") to ENOGEX Arkansas Pipeline Corporation ("EAPC"). NOARK is a 302-mile intrastate natural gas pipeline located in Arkansas, which operated at less than 65% capacity since its inception in 1992 as a result of significant cost overruns during construction and competition from two other interstate pipelines. The sale released the Company from all debt obligations and guarantees related to NOARK. Pursuant to terms included in the sales agreement, the Company paid EAPC $9,200,000 in April 1998 and will pay $3,100,000 and $800,000 in April
1999 and 2000, respectively. The Company will receive annual payments of $842,000 from EAPC for 17 years beginning in the year 2004.
     ENVIRONMENTAL MATTERS - Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. The Gas Company owns seven sites which formerly housed such manufacturing facilities and expects that it will ultimately incur investigation and remedial action costs at some of these sites, and a number of other sites. The Gas Company has submitted a plan to the appropriate environmental regulatory authority in the State of Michigan for work to begin at one site. The extent of the Gas Company's liabilities and potential costs in connection with these sites cannot be reasonably estimated at this time. In accordance with an MPSC accounting order, any environmental investigation and remedial action costs will be deferred and amortized over ten years. Rate recognition of the related amortization expense will not begin until after a prudence review in a general rate case.


(7)  SUBSEQUENT EVENT

     In April 1999, the Company acquired Iowa Pipeline Associates, Inc. ("Iowa Pipeline"). Iowa Pipeline provides underground construction services to customers in Iowa, Kansas, Missouri and Nebraska and has annual revenues of approximately $10 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     Net income of SEMCO Energy, Inc. and its subsidiaries (the "Company") was $10,403,000 (or $0.60 per share) for the quarter ended March 31, 1999 compared to $8,572,000 (or $0.58 per share) for the quarter ended March 31, 1998. On a weather-normalized basis, net income for the quarter ended
March 31, 1999 would have been approximately $11,070,000 (or $0.63 per share) compared to approximately $11,172,000 (or $0.75 per share) for the same period of the prior year. The net income for the first quarter of 1999 includes income of $729,000 after tax (or $0.04 per share) from the divestiture of the Company's energy marketing business. The net income for the first quarter of 1998 includes income of $1,784,000 after tax (or $0.12 per share) from a change in accounting method for property taxes and income of $1,708,000 after tax (or $0.12 per share) from the divestiture of the Company's investment in the NOARK Pipeline System Partnership ("NOARK").
     Net income for the twelve months ended March 31, 1999 was $11,871,000 (or $0.72 per share) compared to $14,187,000 (or $0.97 per share) for the twelve months ended March 31, 1998. On a weather-normalized basis, net income would have been approximately $17,118,000 (or $1.03 per share) for the twelve months ended March 31, 1999 compared to approximately $16,862,000 (or $1.15 per share) for the same period of the prior year. The net income for the twelve months ended March 31, 1999 includes the income discussed above of $729,000 after tax related to the divestiture of the energy marketing business plus an extraordinary charge of $499,000 after tax (or $0.03 per share) from the early retirement of long-term debt. The net income for the twelve months ended March 31, 1998 includes the income of $1,784,000 after tax from a change in accounting method and $1,708,000 after tax from the divestiture of NOARK discussed above.

                                                               Three Months Ended       Twelve Months Ended
                                                                    March 31,                 March 31,
                                                              --------------------      --------------------
                                                               1999         1998         1999         1998
                                                              -------      -------      -------      -------
                                                                          (dollars in thousands)
Net income as reported                                        $10,403      $ 8,572      $11,871      $14,187

Impact on net income of the following:
  Colder (warmer) than normal weather                         $  (667)     $(2,600)     $(5,247)     $(2,675)
  Divestiture of NOARK investment                             $    --      $ 1,708      $    --      $ 6,733
  Divestiture of marketing business                           $   729      $    --      $   729      $    --
  Change in accounting method                                 $    --      $ 1,784      $    --      $ 1,784
  Extraordinary charge                                        $    --      $    --      $  (499)     $    --

Net income excluding the foregoing items                      $10,341      $ 7,680      $16,888      $ 8,345
EPS excluding the foregoing items                             $  0.59      $  0.52      $  1.02      $  0.57

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


RESULTS OF OPERATIONS (Continued)

     The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual results of operations is earned during the first quarter of the year. Therefore, the Company's results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of results for a full year.


SUMMARY OF BUSINESS SEGMENTS

     The Company sold the subsidiary comprising its energy marketing business effective March 31, 1999. The Company operates four business segments: gas distribution, engineering services, pipeline construction services and propane, pipelines and storage. The Company's gas distribution business segment distributes and transports natural gas to approximately 250,000 customers within the state of Michigan. The engineering services segment has offices in New Jersey, Michigan, Louisiana and Texas and provides a variety of energy related engineering and quality assurance services in several states. The pipeline construction services business segment provides primarily pipeline construction services in Iowa, Kansas, Michigan, Missouri, Nebraska and Tennessee. The propane, pipelines and storage segment sells approximately 5 million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin and operates natural gas transmission, gathering and storage facilities in Michigan.
     The following table shows the operating revenues and operating income of each of the Company's business segments as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the consolidated financial statements. Corporate and other includes intercompany eliminations, corporate related expenses not allocated to the segments and the results of other smaller operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


SUMMARY OF BUSINESS SEGMENTS (Continued)

                                                               Three Months Ended       Twelve Months Ended
                                                                    March 31,                 March 31,
                                                             ---------------------     ---------------------
                                                               1999         1998         1999         1998
                                                             --------     --------     --------     --------
                                                                          (dollars in thousands)
Operating Revenues
  Gas Distribution                                           $ 76,980     $ 75,789     $185,413     $214,139
  Engineering Services                                          5,719        3,148       43,938        7,306
  Construction Services                                         4,685        2,720       27,869       15,927
  Propane, Pipelines and Storage                                1,944          690        6,106        2,957
  Energy Marketing                                             96,904      148,273      346,519      537,271
  Corporate and Other                                          (2,352)      (4,149)     (14,950)     (29,434)
                                                             --------     --------     --------     --------
    Total Operating Revenues                                 $183,880     $226,471     $594,895     $748,166
                                                             ========     ========     ========     ========

Operating Income (Loss)
  Gas Distribution                                           $ 17,867     $ 13,013     $ 27,217     $ 23,661
  Engineering Services                                            451          414        2,975          864
  Construction Services                                        (1,245)      (1,160)        (186)        (398)
  Propane, Pipelines and Storage                                  796          374        2,008        1,501
  Energy Marketing                                               (341)         206       (1,243)      (1,429)
  Corporate and Other                                            (181)         (10)      (2,065)        (345)
                                                             --------     --------     --------     --------
    Total Operating Income                                   $ 17,347     $ 12,837     $ 28,706     $ 23,854
                                                             ========     ========     ========     ========

     Each business segment is discussed on the following pages. The Company evaluates the performance of its business segments based on the operating income generated. Operating income does not include income taxes, interest expense, extraordinary items, changes in accounting method and other non-operating income and expense items. A review of the non-operating items follows the business segment discussions.


GAS DISTRIBUTION

     Operating income from the Company's gas distribution business ("Gas Company") was $17,867,000 for the quarter ended March 31, 1999 compared to $13,013,000 for the quarter ended March 31, 1998. On a weather-normalized basis, the Gas Company's operating income would have been approximately $18,817,000 for the first quarter of 1999 compared to approximately $17,063,000 for the same period of the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


GAS DISTRIBUTION (Continued)

                                                               Three Months Ended       Twelve Months Ended
                                                                    March 31,                 March 31,
                                                             ---------------------     ---------------------
                                                               1999         1998         1999         1998
                                                             --------     --------     --------     --------
                                                                          (dollars in thousands)

Gas sales revenue                                            $ 68,978     $ 70,837     $164,841     $199,221
Cost of gas sold                                               45,999       48,514      106,873      135,206
                                                             --------     --------     --------     --------
  Gas sales margin                                           $ 22,979     $ 22,323     $ 57,968     $ 64,015
Gas transportation revenue                                      6,629        4,029       17,432       13,320
Other operating revenue                                         1,373          923        3,140        1,598
                                                             --------     --------     --------     --------
  Gross margin                                               $ 30,981     $ 27,275     $ 78,540     $ 78,933
Operating expenses                                             13,114       14,262       51,323       55,272
                                                             --------     --------     --------     --------
Operating income                                             $ 17,867     $ 13,013     $ 27,217     $ 23,661
                                                             ========     ========     ========     ========
Weather-normalized operating income                          $ 18,817     $ 17,063     $ 34,917     $ 27,811
                                                             ========     ========     ========     ========

Volumes sold (MMcf)                                            15,875       15,569       32,552       39,030
Volumes transported (MMcf)                                      9,045        6,433       26,403       21,536
Number of customers at end of period                          250,065      243,723      250,065      243,723
Degree days                                                     3,239        2,784        6,021        6,455
Percent colder (warmer) than normal                             (2.1%)      (16.0%)      (12.5%)       (6.1%)

The amounts in the table above include intercompany transactions.

     GAS SALES MARGIN - The Gas Company's gas sales margin for the first quarter of 1999 increased by $656,000 when compared to the first quarter of 1998. The increase over the prior period was due to additional gas sales resulting from the colder weather and the addition of new customers, offset partially by a shift in customers to transportation as a result of a new multi-location aggregation program offered to customers.
     Weather during the first quarter of 1999 was 2.1% warmer than normal while the weather during the first quarter of 1998 was 16.0% warmer than normal. The Gas Company had 250,065 customers at March 31, 1999, an increase of 6,342 since March 31, 1998. The colder weather and increase in the number of customers during the first quarter of 1999 when compared to first quarter of 1998 increased gas sales margin by approximately $3,100,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


GAS DISTRIBUTION (Continued)

     The aggregation program, which was effective April 1, 1998, provides all commercial and industrial customers the opportunity to aggregate multiple service locations and purchase their gas from a third-party supplier, while allowing the Gas Company to continue charging the existing distribution fees and customer fees. The program is referred to as the Aggregated Transportation Service ("ATS") program. Distribution and customer fees associated with customers who have switched to third-party gas suppliers are recorded in gas transportation revenue rather than gas sales revenue because the Gas Company is now acting as a transporter for those customers. Gas sales margin for the three months ended March 31, 1999 decreased by approximately $2,500,000 when compared to the same period of the prior year as a result of customers participating in the ATS program. The $2,500,000 decrease in gas sales margin is offset by a corresponding increase in gas transportation revenue. The aggregation program was approved in the October 1997 Order of the Michigan Public Service Commission ("1997 rate case") (see
Note 2 in the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K).
     Gas sales margin for the twelve months ended March 31, 1999 decreased by $6,047,000 when compared to the twelve months ended March 31, 1998. Approximately $5,000,000 of the decrease is attributable to customers participating in the new ATS program. Warmer weather during the twelve months ended March 31, 1999 caused a decrease of approximately $3,700,000 in gas sales margin when compared to the prior twelve month period. These decreases were offset partially by increases in gas sales margin due to the addition of new customers and a rate increase effective in October 1997. The rate increase was granted in the 1997 rate case to allow for the recovery of costs related to a change in accounting for retiree medical costs (see Note 2 in the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K).

     GAS TRANSPORTATION REVENUE - For the three months and twelve months ended March 31, 1999, gas transportation revenue increased by $2,600,000 and $4,112,000, respectively when compared to the same periods of 1998. The increase during the first quarter of 1999 relates primarily to customers participating in the new ATS program. As discussed above, the increase in gas transportation revenue as a result of participation in the ATS program is generally offset by a corresponding decrease in gas sales margin. The increase for the twelve months ended March 31, 1999 is due to new ATS revenues of approximately $5,000,000 offset partially by lower off-peak transportation rates approved in the 1997 rate case. The new off-peak transportation rates are in effect from April through October and are $0.15 per Mcf lower than the Gas Company's regular transportation rates.

     OTHER OPERATING REVENUE - Other operating revenue of the Gas Company increased by $450,000 during the first quarter of 1999. The increase is due primarily to additional balancing charges related to the new ATS program and an increase in various miscellaneous fees. These items also account for the $1,542,000 increase in other operating revenue during the twelve months ended March 31, 1999 compared to the same period of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


GAS DISTRIBUTION (Continued)

     OPERATING EXPENSES - The Gas Company's operating expenses decreased by $1,148,000 during the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The decrease is due primarily to decreases in employee expenses, retiree medical expenses and uncollectible gas accounts offset partially by an increase in depreciation expense and outside services. Employee expenses such as wages, insurance and benefits decreased by approximately $350,000 due primarily to lower employee levels as a result of the early retirement program in 1998 and changes to the Company's employee benefit programs (refer to Note 9 in the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for information on the early retirement program). Retiree medical expense decreased by approximately $940,000 due to changes to the Company's retiree medical programs ($425,000) and a one-time charge ($515,000) recorded in the first quarter of 1998 related to the early retirement program. There was a decrease of approximately $325,000 in uncollectible gas accounts due generally to increased collection efforts. Depreciation expense increased by approximately $200,000 as a result of new property, plant and equipment placed in service.
     During the twelve months ended March 31, 1999, operating expenses decreased by $3,949,000 when compared to the twelve months ended March 31, 1998. Approximately $2,500,000 of the decrease is attributable to an overall reduction in general and administrative expenses due to cost cutting measures initiated during the past twelve months and reductions in compensation and employee benefit expenses due primarily to lower employee levels as a result of the Company's early retirement program and changes to the Company's employee benefit plans. In addition, regulatory expenses decreased by $450,000 due to reduced regulatory activity, uncollectible gas accounts decreased by $900,000 due to increased collection efforts and lower accounts receivable as a result of the warmer weather, and insurance costs decreased by $650,000 due primarily to efforts to reduce premiums while maintaining coverage levels. Retiree medical costs for the twelve months ended March 31, 1999 decreased by $480,000, inclusive of a one-time reduction in retiree medical expense of $860,000 recorded in the third quarter of 1998. The one-time reduction of $860,000 related to the early retirement program offered in 1998. Excluding the one-time reduction, retiree medical expense increased by $380,000 during the twelve months ended March 31, 1999 due to increases approved in the 1997 rate case offset partially by decreases resulting from changes to the Company's retiree medical programs. The 1997 rate case authorized a customer rate increase to offset the impact of the additional retiree medical costs. These decreases in various expenses during the twelve months ended March 31, 1999 were offset partially by an increase of approximately $1,070,000 in depreciation expense as a result of new property, plant and equipment place in service.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


ENGINEERING SERVICES

     Operating income for the Company's engineering services business ("Engineering Services") was $451,000 for the first quarter of 1999 compared to $414,000 for the first quarter of 1998. Engineering Services is comprised of two companies, Maverick Pipeline Services, Inc. ("Maverick") and Oilfield Materials Consultants, Inc. ("OMC"). The acquisition of Maverick, in December 1997, was accounted for as a purchase. Therefore, the consolidated financial statements and the table below include the results of Maverick's operations since December 1997. The acquisition of OMC, in November 1998, was accounted for as a pooling of interests and, accordingly, the consolidated financial statements and the table below have been restated to include the financial results of OMC as if it were part of the Company for all of periods presented.

                                                               Three Months Ended       Twelve Months Ended
                                                                    March 31,                 March 31,
                                                              --------------------     ---------------------
                                                               1999         1998         1999         1998
                                                              -------      -------     --------     --------
                                                                          (dollars in thousands)
Operating revenues                                            $ 5,719      $ 3,148     $ 43,938     $  7,306
Operating expenses                                              5,268        2,734       40,963        6,442
                                                              -------      -------     --------     --------
Operating income                                              $   451      $   414     $  2,975     $    864
                                                              =======      =======     ========     ========

Billed hours                                                   97,000       65,000      619,000      160,000
                                                              =======      =======     ========     ========

The amounts in the table above include intercompany transactions.

     OPERATING REVENUES - Engineering Services' operating revenues increased by $2,571,000 during the three months ended March 31, 1999 compared to the same period of the prior year. The increase in operating revenues is due primarily to growth in field service revenues and a meter/regulator turnkey project in 1999. Operating income increased during the first quarter of 1999 but not in the same proportion that operating revenues increased due to a different mix of work performed in the first quarter of 1999 when compared to the first quarter of 1998.
     During the twelve months ended March 31, 1999, Engineering Services' operating revenues increased $36,632,000 or approximately six-fold from the twelve months ended March 31, 1998. Approximately $26,100,000 of the increase represents the operating revenues of Maverick since it was acquired in December 1997. The remainder of the increase in operating revenues when comparing the twelve-month periods is attributable to OMC. The growth in OMC's revenues, most of which occurred in mid to late 1998, is due to growth in OMC's customer base and growth in quality assurance and quality control projects worked on during that period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


ENGINEERING SERVICES (Continued)

     OPERATING EXPENSES - During the first quarter of 1999, Engineering Services' operating expenses increased by $2,534,000, when compared to the first quarter of 1998. The increase is due primarily to increases in employee and project costs to support the increase in operating revenue during the three months ended March 31, 1999.
     Operating expenses increased by $34,521,000 during the twelve months ended March 31, 1999 compared to the same period of the prior year. Approximately $24,300,000 of the increase represents the operating expenses of Maverick since it was acquired in December 1997, and the remainder represents increases in employee and project costs to support the increase in OMC's operating revenue during the twelve months ended March 31, 1999.


CONSTRUCTION SERVICES

     The Company's construction services business ("Construction Services") incurred a seasonal operating loss of $1,245,000 during the first quarter of 1999. The loss was in line with management's expectations and was similar in size to the loss incurred during the same period of the prior year. Underground construction businesses generally incur operating losses during the winter months when underground construction is inhibited.
     Construction Services' operating results for the three and twelve months ended March 31, 1999 and 1998 include the results of the following businesses for the periods subsequent to their acquisition dates:

                    Company                          Acquisition Date
     ---------------------------------------------   ----------------
     Sub-Surface Construction Co. ("Sub-Surface")      August 1997
     King Energy & Construction Co. ("King")           May 1998
     K&B Construction, Inc. ("K&B")                    February 1999

     Construction Services' results also include the operating losses of an overhead-line construction company it started in Florida in January of 1998. The operations of this business were halted in mid-1998 in response to lower than expected business levels and earnings.
     For the twelve months ended March 31, 1999 and 1998, Construction Services incurred operating losses of $186,000 and $398,000, respectively. Excluding the losses from the start-up overhead-line business, Construction Services would have generated operating income of approximately $475,000 for the twelve months ended March 31, 1999 and would have generated an operating loss of approximately $180,000 for the twelve months ended March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


CONSTRUCTION SERVICES (Continued)

                                                               Three Months Ended       Twelve Months Ended
                                                                    March 31,                 March 31,
                                                              --------------------    ----------------------
                                                               1999         1998         1999         1998
                                                              -------      -------    ---------    ---------
                                                                          (dollars in thousands)
Operating revenues                                            $ 4,685      $ 2,720    $  27,869    $  15,927
Operating expenses                                              5,930        3,880       28,055       16,325
                                                              -------      -------    ---------    ---------
Operating income (loss)                                       $(1,245)     $(1,160)   $    (186)   $    (398)
                                                              =======      =======    =========    =========

Feet of pipe installed                                        697,000      426,000    4,702,000    2,847,000
                                                              =======      =======    =========    =========

The amounts in the table above include intercompany transactions.

     OPERATING REVENUES - Construction Services' operating revenues increased by $1,965,000 during the first quarter of 1999, compared to the first quarter of 1998. The increase is due primarily to the revenues of King and K&B, which were acquired after the first quarter of 1998. Operating revenues during the twelve months ended March 31, 1999 increased by $11,942,000 when compared to the same period of the prior year. The increase in revenues from one period to the next occurred primarily because each twelve-month period includes only the results of each company subsequent to its acquisition date.

     OPERATING EXPENSES - The operating expenses of Construction Services for the three months ended March 31, 1999 increased $2,050,0000 when compared to the three months ended March 31, 1998. The increase is due to the acquisitions of King and K&B as discussed above. The $11,730,000 increase in operating expenses for the twelve months ended March 31, 1999 compared to the same period of 1998 is due to the same issue discussed in the operating revenues section above.


PROPANE, PIPELINES AND STORAGE

                                                             Three Months Ended         Twelve Months Ended
                                                                  March 31,                   March 31,
                                                            --------------------      ----------------------
                                                               1999         1998         1999          1998
                                                            ---------       ----      ---------       ------
                                                                          (dollars in thousands)
Operating revenues                                          $   1,944       $690      $   6,106       $2,957
Operating expenses                                              1,148        316          4,098        1,456
                                                            ---------       ----      ---------       ------
Operating income                                            $     796       $374      $   2,008       $1,501
                                                            =========       ====      =========       ======

Propane volumes sold (gallons)                              1,644,000        n/a      4,051,000          n/a
                                                            =========       ====      =========       ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


PROPANE, PIPELINES AND STORAGE (Continued)

     OPERATING REVENUES - For the three months and twelve months ended March 31, 1999, the operating revenues of the Company's propane, pipelines and storage business increased by $1,254,000 and $3,149,000, respectively when compared to the same periods of 1998. The increases in both the three and twelve month periods are due primarily to the operating revenues of Hotflame Gas, Inc. ("Hotflame") which was acquired on March 31, 1998. The acquisition of Hotflame was accounted for as a purchase and therefore, only the results of operations since April 1998 are included in the Company's operating results.

     OPERATING INCOME - The operating income from propane, pipelines and storage increased during the three months and twelve months ended March 31, 1999 by $422,000 and $507,000 when compared to the same periods of the prior year. These increases are due primarily to the operations of Hotflame. As discussed above, the three months and twelve months ended March 31, 1998 do not include the results of Hotflame because it was acquired on March 31, 1998. On a weather-normalized basis, operating income for the propane, pipelines and storage business would have been approximately $896,000 for the three months ended March 31, 1999 and $2,388,000 for the twelve months ended March 31, 1999.


ENERGY MARKETING

     The Company sold its gas marketing business ("Energy Services") effective March 31, 1999. The business was sold because management concluded that it did not fit the Company's new strategic direction due to the high risks and generally poor returns associated with the business. The Company recognized a gain on the sale. The gain is reported in other income (discussed in the subsequent section) and thus, is not reflected in the operating income shown in the table below.

                                                               Three Months Ended       Twelve Months Ended
                                                                    March 31,                 March 31,
                                                              --------------------     ---------------------
                                                               1999         1998         1999         1998
                                                              -------     --------     --------     --------
                                                                          (dollars in thousands)
Gas marketing revenues                                        $96,904     $148,273     $346,519     $537,271
Cost of gas marketed                                           95,681      145,933      343,510      531,387
                                                              -------     --------     --------     --------
Gas marketing margin                                          $ 1,223     $  2,340     $  3,009     $  5,884
Operating expenses                                              1,564        2,134        4,252        7,313
                                                              -------     --------     --------     --------
Operating income (loss)                                       $  (341)    $    206     $ (1,243)    $ (1,429)
                                                              =======     ========     ========     ========

The amounts in the table above include intercompany transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


ENERGY MARKETING (Continued)

     GAS MARKETING MARGIN - Gas marketing margins decreased during the three months and twelve months ended March 31, 1999 by $1,117,000 and $2,875,000, respectively, when compared to the same periods in 1998. A significant portion of the decreases in both periods corresponds with the decrease in gas marketing volumes as a result of terminating agreements with all of Energy Marketing's third-party gas marketing companies during 1998. The agreements were terminated to eliminate lower margin transactions and reduce risks. In addition to the decrease in volumes, the impact of warm weather on market demand and increased competition also pushed gas marketing margins lower.

     OPERATING EXPENSES - Compared to the same periods of the prior year, Energy Marketing's operating expenses decreased during the three months and twelve months ended March 31, 1999 by $570,000 and $3,061,000, respectively. The decreases were due primarily to lower incentive payments to the Company's third-party gas marketers and the termination of gas marketing agreements with these companies as discussed above.


OTHER INCOME AND DEDUCTIONS

                                                               Three Months Ended       Twelve Months Ended
                                                                    March 31,                 March 31,
                                                              --------------------     ---------------------
                                                               1999         1998         1999         1998
                                                              -------      -------     --------     --------
                                                                          (dollars in thousands)
Divestiture of NOARK investment                               $    --      $ 1,480     $  3,568     $  9,210
Divestiture of energy marketing business                        1,122           --        1,122           --
Interest expense                                               (3,894)      (3,688)     (15,018)     (13,556)
Dividends on preferred stock                                      (48)         (48)        (193)        (193)
Other income (deductions)                                          26       (1,521)       2,383       (1,445)
                                                              -------      -------     --------     --------
  Total other income (deductions)                             $(2,794)     $(3,777)    $ (8,138)    $ (5,984)
                                                              =======      =======     ========     ========

     DIVESTITURE OF NOARK INVESTMENT - The Company sold its investment in NOARK in January 1998 after a number of write-downs and reserve adjustments related to the investment. Refer to Management's Discussion and Analysis and
Note 15 in the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for additional information related to the NOARK investment.

     DIVESTITURE OF ENERGY MARKETING BUSINESS - The Company sold its energy marketing business effective March 31, 1999. The divestiture generated a gain of $1,122,000 ($729,000 after tax) which is reflected in the results for the three months and twelve months ended March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


OTHER INCOME AND DEDUCTIONS (Continued)

     INTEREST EXPENSE - During the first quarter of 1999, interest expense increased $206,000 compared to the first quarter of 1998. The increase is due primarily to increases in debt levels to finance the Company's capital expenditure program offset partially by the repayment of short-term debt with the proceeds from the Company's sale of 1.82 million shares of its common stock in August 1998. Interest expense for the twelve months ended March 31, 1999 increased by $1,462,000 when compared to the same period in 1998. The increase between the twelve-month periods is due generally to the same items that caused the increases between quarterly periods.

     OTHER INCOME AND DEDUCTIONS - The change in other income between the three months ended March 31, 1999 and the same three months of 1998 is due primarily to an increase in equity income from partnership investments in gas pipeline and storage facilities and other non-recurring charges in 1998. The change in other income between the twelve months ended March 31, 1999 and the same twelve months of 1998 is due primarily to an increase in equity income from partnership investments in gas pipeline and storage facilities and other non-recurring charges in the twelve months ended March 31, 1998.


INCOME TAXES

     Income taxes were $4,150,000 and $2,272,000 for the three months ended March 31, 1999 and 1998, respectively, and $8,198,000 and $5,467,000 for the twelve months ended March 31, 1999 and 1998, respectively. The change in the amount of income taxes, when comparing one period to another, is due primarily to changes in pre-tax earnings and any adjustments necessary for compliance with current tax laws and regulations.


ACCOUNTING METHOD CHANGE AND EXTRAORDINARY ITEM

     The Company changed its method of accounting for property taxes during the first quarter of 1998. The cumulative effect of the change in accounting method increased earnings by $1,784,000. The Company also incurred an extraordinary charge of $499,000 after-tax in April 1998 for the early redemption of all of its outstanding 8.625% debentures due April 15, 2017. Refer to Note 1 of the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for more information on these items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS - Net cash from operating activities for the three and twelve month periods ended March 31, 1999, as compared to the same periods of the prior year, decreased by $10,119,000 and $19,749,000, respectively. The change in operating cash flows is significantly influenced by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of receipts and payments.
     The Company has spent approximately $5,829,000 on property additions during the first three months of 1999 and anticipates spending approximately $14,500,000 on property additions during the remainder of 1999. In addition, the Company is planning to incur additional expenditures for business acquisitions during the remainder of 1999.

                                                                Three Months Ended       Twelve Months Ended
                                                                    March 31,                 March 31,
                                                               -------------------      ---------------------
CAPITAL INVESTMENTS                                             1999        1998         1999          1998
                                                               ------      -------      -------       -------
                                                                          (dollars in thousands)
Property additions - gas distribution                          $3,907      $ 5,031      $21,905       $28,937
Property additions - diversified businesses                     1,922          410        3,758         1,580
Business acquisitions <F1>                                      1,925        6,000       16,281 <F2>   21,567
                                                               ------      -------      -------       -------
                                                               $7,754      $11,441      $41,944       $52,084
                                                               ======      =======      =======       =======

<F1>
    Includes the value of Company stock issued and debt incurred for acquisitions.
<F2>
    Includes $14,073 of company stock issued for the acquisition of OMC.  The acquisition of OMC was accounted for as a pooling of interests.

     Financing activities used $43,029,000 in funds during the first quarter of 1999 primarily to repay notes payable.
     In April 1999 the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.205 per share (a 2.5% increase over the prior quarterly cash dividend) and a special cash dividend of $.05 per share. Both dividends are payable on May 15, 1999 to shareholders of record at the close of business on May 5, 1999. The Board of Directors announced it has discontinued the practice of declaring a five percent stock dividend.

     FUTURE FINANCING - The Company's operating cash flow needs, as well as dividend payments and capital expenditures for the balance of 1999, are expected to be met primarily through operating activities and the utilization of short-term lines of credit. At March 31, 1999, the Company had $110,000,000 of short-term credit facilities, of which $91,700,000 was unused.
     At March 31, 1999, the Company also had $142,700,000 in remaining authorization on the $200,000,000 universal shelf registration filed in July 1998. The universal shelf registration includes debt securities and common stock of the Company and trust preferred securities of SEMCO Capital Trust.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


LIQUIDITY AND CAPITAL RESOURCES (Continued)

     The Company expects to acquire additional businesses during the remainder of 1999 and will likely raise the required capital through a combination of utilizing short-term lines of credit and issuing long-term debt or common stock.
     The Company sells new shares of common stock through its Direct Stock Purchase and Dividend Reinvestment Plan ("DRIP") on a monthly basis. The Company has determined that it does not need the additional equity capital being generated through DRIP sales. Therefore, starting in May 1999, the Company will begin purchasing shares of its common stock on the open market (and/or in private transactions) to offset the number of shares sold through the DRIP.
     See Note 6 of the Notes to the Consolidated Financial Statements for a discussion of the amounts to be paid in conjunction with the sale of NOARK.


YEAR 2000

     STATE OF READINESS - The Company uses computer systems, equipment, software and related devices ("technology systems") that have date-sensitive embedded technology that may not be able to distinguish between the year 1900 and the year 2000 ("Y2K"). If not corrected, this could cause the Company to, among other things, report inaccurate data, issue inaccurate bills or incur gas delivery problems. The Company has initiated an enterprise-wide plan to prepare for Y2K (the "Y2K Plan"). The Y2K Plan has four phases: (i) identification; (ii) remediation; (iii) testing; and (iv) contingency planning. The identification phase includes identification, inventory, assessment, and prioritization plan development for all technology systems. The remediation phase involves the upgrading, modification, or replacement of technology systems. The testing phase includes testing the remediated technology systems to ensure that they accurately handle the year 2000 date and monitoring the remediated systems to ensure that Y2K problems are not reintroduced. The contingency planning phase involves the development of contingency plans to address certain risk scenarios.
     The Y2K Plan is being used for traditional information technology ("IT") which includes essential business systems such as payroll, billing, accounting systems, wide area networks, local area networks, personal computers, etc. The Company is also using the Y2K Plan for process control computers and embedded systems contained in buildings, equipment and the gas supply and delivery systems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


YEAR 2000 (Continued)

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

     COST OF REMEDIATION - The Company is expensing the cost of modifications to technology systems as incurred, while capitalizing and amortizing the cost of new software over its useful life. The Company estimates that the total expense of the Y2K Plan is approximately $2.0 to $2.5 million. Expenses incurred through March 31, 1999 related to the Y2K Plan were approximately $1.6 million. The Company has incurred an opportunity cost for implementing the Y2K Plan, thus deferring potentially beneficial IT projects.

     RISK ASSESSMENT - The Company has identified what it believes are the most significant worst case Y2K scenarios. These scenarios are (i) interference with the Company's ability to receive and deliver gas to customers and perform services for customers; (ii) interference with the Company's ability to monitor gas pressure and safety throughout the Company's gas distribution system; (iii) interference with communications during safety related emergencies and (iv) interference with the Company's ability to bill and receive payments from customers. These scenarios could result in the Company not being able to deliver gas or perform other services for a period of time, which could have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company's Y2K Plan is being used to address these worse case scenarios. Contingency plans will be revised and executed to further mitigate the risks associated with these scenarios.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


YEAR 2000 (Continued)

     The Company expects that its Y2K Plan will be adequate to address its Y2K issues and is developing contingency plans to further assure that vital functions of the Company dependent on third parties will continue uninterrupted. Contingency plans will include existence of short-term in-house capabilities (e.g. back-up power generation) and diversification of goods and services among multiple suppliers (e.g. pipeline companies). However, there are functions, which cannot be duplicated, such as the local telephone network, which remain a vulnerability to the Company. Of course, there can be no assurance as to whether the contingency plans will successfully address all contingencies that may arise. In the event that the Company is unsuccessful in addressing its Y2K issues, there could be a material adverse effect on the Company's liquidity, financial condition and results of operations.


SUBSEQUENT EVENTS

     In April 1999, the Company acquired Iowa Pipeline Associates, Inc. ("Iowa Pipeline"). Iowa Pipeline employs approximately 185 people and has annual revenues of approximately $10 million. Iowa Pipeline provides underground construction services to customers in Iowa, Kansas, Missouri and Nebraska.


NEW ACCOUNTING STANDARD

     In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
     SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is studying the effects of SFAS 133 but does not expect it to have a material impact on the Company's liquidity, financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


FORWARD LOOKING STATEMENTS

     This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's belief and expectations are forward-looking statements. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical areas where the Company does business; (iii) the capital intensive nature of the Company's business; (iv) increased competition within the energy industry as well as from alternative forms of energy; (v) the timing and extent of changes in commodity prices for natural gas; (vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) the Company's ability to bid on and win business contracts; (viii) the impact of energy prices on the amount of projects and business available to Engineering Services; (ix) the nature, availability and projected profitability of potential investments available to the Company and (x) the conditions of capital markets and equity markets.

                         PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits - (See page 32 for the Exhibit Index.)

          --Articles of Incorporation of SEMCO Energy, Inc., as restated
               July 11, 1989.
          --Certificate of Amendment to Article III of the Articles of
               Incorporation dated May 16, 1990.
          --Certificate of Amendment to Articles I, III and VI of the Articles
               of Incorporation dated April 16, 1997.
          --Certificate of Amendment to Article III of the Articles of
               Incorporation dated April 21, 1999.
          --Bylaws--last revised December 17, 1998.
          --Note Agreement dated as of June 1, 1994, relating to issuance of
               $80,000,000 of long-term debt.
          --Rights Agreement dated as of April 15, 1997 with Continental Stock
               Transfer & Trust Company, as Rights Agent.
          --Note Agreement dated as of October 1, 1997, relating to issuance of $60,000,000 of long-term debt.
          --Short-Term Incentive Plan.
          --1997 Long-Term Incentive Plan.
          --Stock Option Certificate and Agreement dated October 10, 1996 with
               William L. Johnson.
          --Stock Option Certificate and Agreement dated February 26, 1997 with
               William L. Johnson.
          --Employment Agreement dated October 10, 1996, with William L.
               Johnson.
          --Change of Control Employment Agreement dated October 10, 1996, with
               William L. Johnson.
          --Form of Change in Control Agreement effective March 20, 1998, for all officers except Mr. Johnson.
          --Asset Purchase Agreement dated August 9, 1997 between Sub-Surface
               Construction Co., Stewart Kniff and SEMCO Energy Construction Co., First Amendment to Asset Purchase Agreement, Amendment to Leased Equipment Purchase Agreements and Asset Purchase Agreement, List of Schedules and Exhibits and Agreement to Furnish Schedules and Exhibits.

     (a)  List of Exhibits - (Continued)

          --Purchase Agreement between the Company and Merrill Lynch & Co., etc., pertaining to an offering of 1,600,000 Shares of Common Stock.
          --Distribution Agreement between the Company and Merrill Lynch &
               Co., etc., pertaining to an offering of $150,000,000 Medium-Term Notes and Form of Medium Term Note.
          --Agreement and Plan of Merger dated as of October 30, 1998, between the Company, SEMCO Consultants, Inc. and Jimmy C. Foster and the Press Release announcing the merger.
          --Executive Security Agreement.
          --Split-Dollar Agreement.
          --Deferred Compensation and Stock Purchase Agreement for Outside
               Directors for 1999.
          --Stock Purchase Agreement dated March 15, 1999 concerning the sale of the stock in SEMCO Energy Services, Inc.
          --Financial Data Schedule.
          --Announcement of agreement to sell SEMCO Energy Services, Inc. --Announcement of dividend policy change.

     (b)  Reports on Form 8-K.

          On March 23, 1999, the Company filed Form 8-K to report the agreement reached for the sale of its natural gas marketing subsidiary, SEMCO Energy Services, Inc.
          On April 22, 1999, the Company filed Form 8-K to report the declaration of an increase in its regular quarterly cash dividend, the declaration of a special cash dividend and the discontinuation of the practice of declaring a 5% stock dividend.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SEMCO ENERGY, INC.
                                              (Registrant)



Dated:  May 10, 1999
                                      By: /s/Sebastian Coppola
                                         -------------------------------------
                                         Sebastian Coppola
                                         Senior Vice President and
                                         Principal Accounting and Financial
                                         Officer

                                EXHIBIT INDEX
                                  Form 10-Q
                             First Quarter 1999
                                                                Filed
                                                         --------------------
Exhibit                                                                 By
  No.               Description                          Herewith    Reference
--------            -----------                          --------    ---------
 2        Plan of Acquisition, etc.                         NA           NA
 3.(i).1  Articles of Incorporation of SEMCO Energy,
          Inc., as restated July 11, 1989.(a)                            x
 3.(i).2  Certificate of Amendment to Article III
          of the Articles of Incorporation dated
          May 16, 1990.(b)                                               x
 3.(i).3  Certificate of Amendment to Articles I,
          III and VI of the Articles of Incorporation
          dated April 16, 1997.(g)                                       x
 3.(i).4  Certificate of Amendment to Article III
          of the Articles of Incorporation dated
          April 21, 1999.                                   x
 3.(ii)   Bylaws--last revised December 17, 1998.(o)                     x
 4.1      Note Agreement dated as of June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(d)                                             x
 4.2      Rights Agreement dated as of April 15, 1997
          with Continental Stock Transfer & Trust Company,
          as Rights Agent.(e)                                            x
 4.3      Note Agreement dated as of October 1, 1997,
          relating to issuance of $60,000,000 of
          long-term debt.(i)                                             x
10        Material Contracts.
10.1      Short-Term Incentive Plan.(c)                                  x
10.2      1997 Long-Term Incentive Plan.(e)                              x
10.3      Stock Option Certificate and Agreement
          dated October 10, 1996 with
          William L. Johnson.(f)                                         x
10.4      Stock Option Certificate and Agreement
          dated February 26, 1997 with
          William L. Johnson.(f)                                         x
10.5      Employment Agreement dated October 10, 1996,
          with William L. Johnson.(g)                                    x
10.6      Change of Control Employment Agreement dated
          October 10, 1996, with William L. Johnson.(g)                  x
10.7      Form of Change in Control Agreement
          effective March 20, 1998, for all officers
          except Mr. Johnson.(j)                                        x

                                EXHIBIT INDEX
                                 (Continued)
                                  Form 10-Q
                             First Quarter 1999
                                                                Filed
                                                         --------------------
Exhibit                                                                 By
  No.               Description                          Herewith    Reference
--------            -----------                          --------    ---------
10.8      Asset Purchase Agreement dated August 9, 1997
          between Sub-Surface Construction Co., Stewart
          Kniff and SEMCO Energy Construction Co.,
          First Amendment to Asset Purchase Agreement,
          Amendment to Leased Equipment Purchase
          Agreements and Asset Purchase Agreement,
          List of Schedules and Exhibits and Agreement
          to Furnish Schedules and Exhibits.(h)                          x
10.9      Purchase Agreement between the Company and
          Merrill Lynch & Co., etc., pertaining to an
          offering of 1,600,000 Shares of Common Stock.(k)               x
10.10     Distribution Agreement between the Company
          and Merrill Lynch & Co., etc., pertaining to
          an offering of $150,000,000 Medium-Term
          Notes and Form of Medium Term Note.(l)                         x
10.11     Agreement and Plan of Merger dated as of
          October 30, 1998, between the Company,
          SEMCO Consultants, Inc. and Jimmy C. Foster
          and the Press Release announcing the merger.(m)                x
10.12     Executive Security Agreement.(o)                               x
10.13     Split-Dollar Agreement.(o)                                     x
10.14     Deferred Compensation and Stock Purchase
          Agreement for Outside Directors for 1999.(o)                   x
10.15     Stock Purchase Agreement dated March 15, 1999
          concerning the sale of the stock in SEMCO
          Energy Services, Inc.                             x
11        Statement re computation of per share earnings.   NA           NA
12        Ratio of Earnings to Fixed Charges.               x
15        Letter re unaudited interim financial
          information.                                      NA           NA
18        Letter re change in accounting principle.         NA           NA
19        Report furnished to security holders.             NA           NA
22        Published report regarding matters submitted
          to a vote of security holders.                    NA           NA
23        Consent of Independent Public Accountants.        NA           NA
24        Power of Attorney.                                NA           NA
27        Financial Data Schedule.                          x
99.1      Announcement of agreement to sell
          SEMCO Energy Services, Inc.(n)                                 x
99.2      Announce of dividend policy change.(p)                         x

Key to Exhibits Incorporated by Reference

     (a) Filed with SEMCO Energy, Inc.'s Form 10-K for 1989, dated March 29, 1990, File No. 0-8503.
     (b) Filed with SEMCO Energy, Inc.'s Form 10-K for 1990, dated March 28, 1991, File No. 0-8503.
     (c) Filed with SEMCO Energy, Inc.'s Form 10-K for 1992, dated March 30, 1993, File No. 0-8503.
     (d) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (e) Filed March 6, 1997 as part of SEMCO Energy, Inc.'s 1997 Proxy Statement, dated March 7, 1997, File No. 0-8503.
     (f) Filed with SEMCO Energy, Inc.'s Form 10-K for 1996, dated March 27, 1997, File No. 0-8503.
     (g) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1997, File No. 0-8503.
     (h) Filed with SEMCO Energy, Inc.'s Form 8-K dated August 13, 1997, File No. 0-8503.
     (i) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1997, File No. 0-8503.
     (j) Filed with SEMCO Energy, Inc.'s Form 10-Q/A for the quarter ended March 31, 1998, File No. 0-8503.
     (k) Filed with SEMCO Energy, Inc.'s Form 8-K dated August 13, 1998, File No. 0-8503.
     (l) Filed with SEMCO Energy, Inc.'s Form 8-K dated October 21, 1998, File No. 0-8503.
     (m) Filed with SEMCO Energy, Inc.'s Form 8-K dated November 5, 1998, File No. 0-8503.
     (n) Filed with SEMCO Energy, Inc.'s Form 8-K dated March 23, 1999, File No. 0-8503.
     (o) Filed with SEMCO Energy, Inc.'s Form 10-K for 1998, dated March 26, 1999, File No. 0-8503.
     (p) Filed with SEMCO Energy, Inc.'s Form 8-K dated April 22, 1999, File No. 0-8503.