Form 10-Q
period 1999-06-30
SEMCO ENERGY INC
filed 1999-08-13
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1999

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

The number of shares of common stock outstanding as of July 31, 1999, is 17,755,854.

                             INDEX TO FORM 10-Q
                             ------------------

                       For Quarter Ended June 30, 1999

                                                                       Page
                                                                      Number
                                                                      ------

COVER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

PART I - FINANCIAL INFORMATION
   Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .    3
   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . .   14

PART II - OTHER INFORMATION
   Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .   33
   Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . .   33
   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .   34

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . .   37


FORWARD LOOKING STATEMENTS

     This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's belief and expectations are forward-looking statements. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical areas where the Company does business; (iii) the capital intensive nature of the Company's business; (iv) increased competition within the energy industry as well as from alternative forms of energy; (v) the timing and extent of changes in commodity prices for natural gas; (vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) the Company's ability to bid on and win construction, engineering and quality assurance contracts; (viii) the impact of energy prices on the amount of projects and business available to the engineering business; (ix) the nature, availability and projected profitability of potential investments available to the Company; (x) the Company's ability to operate acquired businesses in accordance with its plans and (xi) the conditions of capital markets and equity markets.

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                             SEMCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                  (In thousands, except per share amounts)
                                                                Three Months Ended      Six Months Ended       Twelve Months Ended
                                                                     June 30,                June 30,                June 30,
                                                                ------------------     -------------------     -------------------
                                                                  1999      1998         1999       1998         1999       1998
                                                                --------  --------     --------   --------     --------   --------
OPERATING REVENUES
  Gas sales                                                     $ 32,325  $ 26,480     $101,303   $ 97,317     $170,686   $189,313
  Gas transportation                                               3,632     3,126       10,261      7,155       17,938     13,409
  Engineering services                                             3,435     9,151        7,981     12,299       36,619     14,951
  Construction services                                            9,812     4,547       13,370      5,726       24,265     13,210
  Gas marketing                                                       --    66,228       96,855    211,902      275,770    500,166
  Other operations                                                 2,025     1,748        5,339      3,351        9,566      5,409
                                                                --------  --------     --------   --------     --------   --------
                                                                $ 51,229  $111,280     $235,109   $337,750     $534,844   $736,458
                                                                --------  --------     --------   --------     --------   --------
OPERATING EXPENSES
  Cost of gas sold                                              $ 19,411  $ 15,626     $ 65,410   $ 64,140     $110,658   $127,837
  Cost of gas marketed                                                --    66,481       95,632    211,712      270,613    497,435
  Operations and maintenance                                      22,744    22,760       41,053     38,285       95,459     68,263
  Depreciation and amortization                                    4,461     3,801        8,697      7,543       16,503     14,191
  Property and other taxes                                         1,145     2,504        3,502      5,021        7,648      9,856
                                                                --------  --------     --------   --------     --------   --------
                                                                $ 47,761  $111,172     $214,294   $326,701     $500,881   $717,582
                                                                --------  --------     --------   --------     --------   --------
OPERATING INCOME                                                $  3,468  $    108     $ 20,815   $ 11,049     $ 33,963   $ 18,876

OTHER INCOME (DEDUCTIONS)
  Divestiture of NOARK investment                               $     --  $     --     $     --   $  1,480     $  3,568   $  9,210
  Divestiture of energy marketing business                            --        --        1,122         --        1,122         --
  Interest expense                                                (3,775)   (3,541)      (7,670)    (7,229)     (15,252)   (14,291)
  Dividends on preferred stock                                       (48)      (48)         (96)       (96)        (192)      (193)
  Other                                                              622       528          649        903          581        992
                                                                --------  --------     --------   --------     --------   --------
                                                                $ (3,201) $ (3,061)    $ (5,995)  $ (4,942)    $(10,173)  $ (4,282)
                                                                --------  --------     --------   --------     --------   --------

INCOME (LOSS) BEFORE INCOME TAXES                               $    267  $ (2,953)    $ 14,820   $  6,107     $ 23,790   $ 14,594

INCOME TAXES                                                    $    146  $   (812)    $  4,295   $  1,460     $  9,157   $  4,562
                                                                --------  --------     --------   --------     --------   --------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING METHOD CHANGE AND EXTRAORDINARY CHARGE             $    121  $ (2,141)    $ 10,525   $  4,647     $ 14,633   $ 10,032

  Cumulative effect of change in accounting method for
    property taxes, net of income taxes of $960                 $     --  $     --     $     --   $  1,784     $     --   $  1,784
  Extraordinary charge due to early retirement of
    debt, net of income taxes of $269                                 --      (499)          --       (499)          --       (499)
                                                                --------  --------     --------   --------     --------   --------

NET INCOME (LOSS)                                               $    121  $ (2,640)    $ 10,525   $  5,932     $ 14,633   $ 11,317
                                                                ========  ========     ========   ========     ========   ========
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                   $   0.01  $  (0.17)    $   0.60   $   0.40     $   0.85   $   0.76
                                                                ========  ========     ========   ========     ========   ========
CASH DIVIDENDS PER SHARE                                        $  0.255  $  0.185     $  0.454   $  0.364     $  0.836   $  0.722
                                                                ========  ========     ========   ========     ========   ========
AVERAGE COMMON SHARES OUTSTANDING                                 17,703    15,185       17,571     15,000       17,183     14,822
                                                                ========  ========     ========   ========     ========   ========

  The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             SEMCO ENERGY, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                 A S S E T S
                               (in thousands)


                                                    June 30,     December 31,
                                                      1999           1998
                                                    --------       --------
                                                   (Unaudited)
CURRENT ASSETS
  Cash and temporary cash investments, at cost      $  3,372       $  4,953
  Receivables, less allowances of $784 at
    June 30, 1999 and $632 at December 31, 1998       28,954         31,003
  Accrued revenue                                      4,587         60,915
  Materials and supplies, at average cost              1,965          2,191
  Gas in underground storage                          19,603         38,526
  Gas charges, recoverable from customers              2,508         11,556
  Other                                               14,434         13,906
                                                    --------       --------
                                                    $ 75,423       $163,050
                                                    --------       --------
PROPERTY, PLANT AND EQUIPMENT
  Gas distribution                                  $372,633       $364,513
  Diversified businesses                              51,217         43,857
                                                    --------       --------
                                                    $423,850       $408,370
  Less - Accumulated depreciation                    124,476        118,132
                                                    --------       --------
                                                    $299,374       $290,238
                                                    --------       --------
DEFERRED CHARGES AND OTHER
  Unamortized debt expense                          $  5,536       $  5,619
  Deferred retiree medical benefits                   12,138         12,588
  Other                                               22,872         18,167
                                                    --------       --------
                                                    $ 40,546       $ 36,374
                                                    --------       --------
TOTAL ASSETS                                        $415,343       $489,662
                                                    ========       ========









   The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             SEMCO ENERGY, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                       LIABILITIES AND CAPITALIZATION
                               (in thousands)

                                                    June 30,     December 31,
                                                      1999           1998
                                                    --------       --------
                                                   (Unaudited)
CURRENT LIABILITIES
  Notes payable                                     $ 34,664       $ 63,576
  Accounts payable                                    11,338         57,498
  Customer advance payments                            5,214         10,417
  Accumulated deferred income taxes                    1,523          2,344
  Accrued interest                                     2,263          1,935
  Amounts payable to customers                         2,877             --
  Other                                                2,927          7,270
                                                    --------       --------
                                                    $ 60,806       $143,040
                                                    --------       --------
DEFERRED CREDITS AND OTHER
  Accumulated deferred income taxes                 $ 19,454       $ 17,985
  Unamortized investment tax credit                    2,113          2,247
  Customer advances for construction                   2,697          3,147
  Other                                               16,620         17,760
                                                    --------       --------
                                                    $ 40,884       $ 41,139
                                                    --------       --------
LONG-TERM DEBT INCLUDING CAPITAL LEASES             $170,000       $170,000
                                                    --------       --------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
  $100 par value (redemption price of $105 per
    share); authorized 50,000 shares issuable
    in series; 31,000 shares outstanding            $  3,100       $  3,100
                                                    --------       --------
CUMULATIVE CONVERTIBLE PREFERRED STOCK
  Convertible preferred stock - $1 par value;
    authorized 500,000 shares issuable in series;
    each convertible to 4.11 common shares;
    6,218 shares outstanding                        $      6       $      6
  Capital surplus                                        149            149
                                                    --------       --------
                                                    $    155       $    155
                                                    --------       --------
COMMON SHAREHOLDERS' EQUITY
  Common stock - $1 par value; 40,000,000 shares
    authorized; 17,750,429 and 17,382,229
    shares outstanding                              $ 17,750       $ 17,382
  Capital surplus                                    121,926        116,663
  Retained earnings (deficit)                            722         (1,817)
                                                    --------       --------
                                                    $140,398       $132,228
                                                    --------       --------
TOTAL LIABILITIES AND CAPITALIZATION                $415,343       $489,662
                                                    ========       ========

   The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             SEMCO ENERGY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (in thousands)
                                                               Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                             ---------------------     ---------------------
                                                               1999         1998         1999         1998
                                                             --------     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $    121     $ (2,640)    $ 10,525     $  5,932
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
      Depreciation and amortization                             4,461        3,801        8,697        7,543
      Extraordinary charge                                         --          499           --          499
      Divestiture of energy marketing business                     --           --       (1,122)          --
      Divestiture of NOARK investment                              --           --           --       (1,480)
      Equity (income) loss, net of distributions                  212         (164)         (47)        (438)
      Changes in assets and liabilities, net of
        effects of acquisitions, divestitures and
        other changes as shown below:                          (6,175)      (8,729)      31,254       41,518
                                                             --------     --------     --------     --------
          NET CASH FROM OPERATING ACTIVITIES                 $ (1,381)    $ (7,233)    $ 49,307     $ 53,574
                                                             --------     --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property additions - gas distribution                      $ (4,276)    $ (4,452)    $ (8,183)    $ (9,483)
  Property additions - diversified businesses                  (3,450)        (873)      (5,372)      (1,283)
  Proceeds from property sales, net of retirement costs            24         (144)          (7)        (194)
  Proceeds from business divestiture                            1,950           --        1,950           --
  Acquisitions of businesses, net of cash acquired                 --           26         (925)          26
  Advances to equity investees                                     --           --           --       (4,284)
                                                             --------     --------     --------     --------
          NET CASH FROM INVESTING ACTIVITIES                 $ (5,752)    $ (5,443)    $(12,537)    $(15,218)
                                                             --------     --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net of expenses                  $  1,559     $  1,664     $  3,555     $  3,351
  Repurchase of common stock and related expenses                (193)          --         (193)          --
  Net cash change in notes payable                              7,866       40,046      (33,632)     (12,059)
  Issuance of long-term debt, net of expenses                      --          (99)          --          (99)
  Repayment of long-term debt and related expenses                 --      (24,491)          --      (24,491)
  Payment of dividends                                         (4,554)      (2,862)      (8,081)      (5,553)
                                                             --------     --------     --------     --------
          NET CASH FROM FINANCING ACTIVITIES                 $  4,678     $ 14,258     $(38,351)    $(38,851)
                                                             --------     --------     --------     --------
CASH AND TEMPORARY CASH INVESTMENTS
  Net increase (decrease)                                    $ (2,455)    $  1,582     $ (1,581)    $   (495)
  Beginning of period                                           5,827        1,983        4,953        4,060
                                                             --------     --------     --------     --------
  End of period                                              $  3,372     $  3,565     $  3,372     $  3,565
                                                             ========     ========     ========     ========


Changes in assets and liabilities, net of effects
  of acquisitions, divestitures and other changes:
    Receivables, net                                         $  9,996     $ 13,189     $  7,063     $ 30,051
    Accrued revenue                                             7,267       33,765       30,201       41,330
    Materials, supplies and gas in underground storage         (7,036)     (25,328)      16,546       (7,212)
    Gas charges, recoverable from customers                       256        2,808        9,048       11,694
    Accounts payable                                           (3,855)     (28,025)     (17,349)     (33,145)
    Customer advances and amounts payable to customers            (31)         (88)      (2,776)      (4,117)
    Accrued taxes                                              (9,646)      (2,196)      (7,884)         549
    Deferred taxes and investment tax credit                      279          317          514       (2,581)
    Other                                                      (3,405)      (3,171)      (4,109)       4,949
                                                             --------     --------     --------     --------
                                                             $ (6,175)    $ (8,729)    $ 31,254     $ 41,518
                                                             ========     ========     ========     ========

  The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             SEMCO ENERGY, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES

     Under the rules and regulations of the Securities and Exchange Commission for Form 10-Q Quarterly Reports, certain footnotes and other financial statement information normally included in the year-end financial statements of SEMCO Energy, Inc. and its subsidiaries (the "Company") have been condensed or omitted in the accompanying unaudited financial statements. These financial statements prepared by the Company should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K ("1998 Form 10-K") filed with the Securities and Exchange Commission. The information in the accompanying financial statements reflects, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the information shown, subject to year-end and other adjustments, as later information may require.

     FINANCIAL STATEMENT PRESENTATION - Consistent with the presentation in the 1998 Form 10-K, the financial statements of the Company are presented in the conventional classification format rather than a regulated utility format, which has been used in the past. Certain reclassifications have been made to the prior periods' financial statements to conform with the 1999 presentation.

     POOLING OF INTERESTS - During 1998, the Company acquired Oilfield Materials Consultants, Inc. ("OMC"). The acquisition of OMC was accounted for as a pooling of interests, and accordingly, the consolidated financial statements and notes for the periods presented have been restated to include the financial results of OMC. See Note 3 of the Notes to the Consolidated Financial Statements in the 1998 Form 10-K for further information.

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

     SUPPLEMENTAL CASH FLOW INFORMATION - Supplemental cash flow information for the three and six months ended June 30, 1999 and 1998 is as follows (in thousands of dollars):
                                                               Three Months Ended         Six Months Ended
                                                                     June 30,                  June 30,
                                                              --------------------      --------------------
                                                                1999         1998         1999         1998
                                                              -------      -------      -------      -------
Cash paid during the period for:
  Interest                                                    $ 5,815      $ 6,313      $ 7,086      $ 7,377
  Income taxes                                                $ 6,850      $   600      $12,350      $   600

Non-Cash Investing and Financing Activities:
  Capital stock issued for acquisitions                       $ 2,099      $   309      $ 2,099      $ 6,309
  Debt incurred for acquisitions                              $    --      $    --      $ 1,000      $    --

Details of Acquisitions:
  Fair value of assets acquired                               $ 5,226      $ 1,559      $10,378      $ 9,865
  Liabilities assumed                                          (3,127)      (1,250)      (6,279)      (3,556)
  Debt incurred                                                    --           --       (1,000)          --
  Stock issued                                                 (2,099)        (309)      (2,099)      (6,309)
                                                              -------      -------      -------      -------
  Cash paid                                                   $    --      $    --      $ 1,000      $    --
  Less cash acquired                                               --           26           75           26
                                                              -------      -------      -------      -------
  Net cash paid for (acquired via) acquisitions               $    --      $   (26)     $   925      $   (26)
                                                              =======      =======      =======      =======

2.   ACQUISITIONS AND DIVESTITURES

     On February 3, 1999, the Company acquired K&B Construction, Inc. ("K&B"). K&B provides underground pipeline construction services in Kansas and Missouri. The purchase price was $2,000,000 plus a potential incentive payment based on operating results during 1999, 2000 and 2001. $1,000,000 was paid in cash at closing and the remainder is to be paid on or before April 15, 2002. For financial statement purposes, the acquisition of K&B was accounted for as a purchase and, accordingly, its results of operations are included in the consolidated financial statements since the date of acquisition. There were no adjustments necessary to the accounting practices of K&B to conform with the practices of the Company.
     The Company sold the subsidiary which comprised its energy marketing business, SEMCO Energy Services, Inc., effective March 31, 1999. The Company recorded a gain of $1,122,000 ($729,000 after tax) on the sale, which is reflected in other income and deductions. Pursuant to the stock sale agreement, the Company agreed that, for a period of two years after the closing date, it would not compete in the unregulated natural gas marketing business in the state of Michigan. The stock sale agreement contains provisions that could result in subsequent adjustments to the sale price. If adjustments are required, management does not believe there would be a material change to the gain recognized on the sale.

     On April 1, 1999 the Company acquired Iowa Pipeline Associates, Inc. ("Iowa Pipeline") for 138,525 shares of common stock. Iowa Pipeline builds underground natural gas pipelines and local gas distribution networks for customers in Iowa, Kansas, Missouri and Nebraska. For financial statement purposes, the acquisition of Iowa Pipeline was accounted for as a purchase and, accordingly, its results of operations are included in the consolidated financial statements since the date of acquisition. There were no adjustments necessary to the accounting practices of Iowa Pipeline to conform with the practices of the Company.


3.   CAPITALIZATION

     COMMON STOCK EQUITY - On June 10, 1999 the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.205 per share payable on August 15, 1999 to shareholders of record at the close of business on August 5, 1999.
     In May 1999, the Company paid a regular quarterly cash dividend on common stock of $.205 per share (a 2.5% increase over the prior quarterly cash dividend) and a special cash dividend of $.05 per share. The total cash dividend was $4,506,000, of which $921,000 was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan ("DRIP"). The reinvested portion of the quarterly dividend plus shareholders' optional cash payments of $654,000, resulted in 105,000 new shares issued to existing shareholders during the quarter pursuant to the DRIP. The Company also issued 10,000 shares of its common stock to the Company's primary 401(k) plan during the second quarter of 1999 in accordance with the Company match provisions of the plan.
     Starting in May 1999, the Company began purchasing shares of its common stock on the open market to offset the number of new shares issued through the DRIP. A total of 14,000 shares were purchased by the Company during the second quarter.

4.   EARNINGS PER SHARE

     The computations of basic and diluted earnings (loss) per share for the three, six and twelve months ended June 30, 1999 and 1998 are as follows (in thousands except per share amounts):
                                                Three Months Ended    Six Months Ended    Twelve Months Ended
                                                      June 30,             June 30,              June 30,
                                                ------------------   ------------------   -------------------
                                                  1999       1998      1999       1998      1999        1998
                                                -------    -------   -------    -------   -------     -------
Basic Earnings (Loss) Per Share Computation
Income (loss) before accounting change and
  extraordinary charge                          $   121    $(2,141)  $10,525    $ 4,647   $14,633     $10,032
Cumulative effect of change in accounting            --         --        --      1,784        --       1,784
Extraordinary charge                                 --       (499)       --       (499)       --        (499)
                                                -------    -------   -------    -------   -------     -------
Net Income (Loss)                               $   121    $(2,640)  $10,525    $ 5,932   $14,633     $11,317
                                                =======    =======   =======    =======   =======     =======

Weighted average common shares outstanding       17,703     15,185    17,571     15,000    17,183      14,822

Earnings (Loss) Per Share - Basic
Income (loss) before accounting change and
  extraordinary charge                          $  0.01    $ (0.14)  $  0.60    $  0.31   $  0.85     $  0.67
Cumulative effect of change in accounting            --         --        --       0.12        --        0.12
Extraordinary charge                                 --      (0.03)       --      (0.03)       --       (0.03)
                                                -------    -------   -------    -------   -------     -------
Net Income (Loss)                               $  0.01    $ (0.17)  $  0.60    $  0.40   $  0.85     $  0.76
                                                =======    =======   =======    =======   =======     =======

Diluted Earnings (Loss) Per Share Computation
Income (loss) before accounting change and
  extraordinary charge                          $   121    $(2,141)  $10,525    $ 4,647   $14,633     $10,032
Adjustment for effect of assumed conversions:
  Preferred convertible stock dividends               4         --         7          8        14          15
                                                -------    -------   -------    -------   -------     -------
Adjusted income (loss) before
  accounting change and extraordinary charge    $   125    $(2,141)  $10,532    $ 4,655   $14,647     $10,047
Cumulative effect of change in accounting            --         --        --      1,784        --       1,784
Extraordinary charge                                 --       (499)       --       (499)       --        (499)
                                                -------    -------   -------    -------   -------     -------
Net Income (Loss)                               $   125    $(2,640)  $10,532    $ 5,940   $14,647     $11,332
                                                =======    =======   =======    =======   =======     =======

Weighted average common shares outstanding       17,703     15,185    17,571     15,000    17,183      14,822
Incremental shares from assumed conversions of:
  Preferred convertible stock                        25         --        25         27        25          27
  Stock options                                      --         --        --          5        --           6
                                                -------    -------   -------    -------   -------     -------
Diluted weighted average common
  shares outstanding                             17,728     15,185    17,596     15,032    17,208      14,855
                                                =======    =======   =======    =======   =======     =======

Earnings (Loss) Per Share - Diluted
Income (loss) before accounting change and
  extraordinary charge                          $  0.01    $ (0.14)  $  0.60    $  0.31   $  0.85     $  0.67
Cumulative effect of change in accounting            --         --        --       0.12        --        0.12
Extraordinary charge                                 --      (0.03)       --      (0.03)       --        (.03)
                                                -------    -------   -------    -------   -------     -------
Net Income (Loss)                               $  0.01    $ (0.17)  $  0.60    $  0.40   $  0.85     $  0.76
                                                =======    =======   =======    =======   =======     =======

     As a result of the loss for the three months ended June 30, 1998, basic loss per share was not adjusted because to do so would be antidilutive.

5.   BUSINESS SEGMENTS

     The Company's adoption of SFAS 131 addressing disclosure about business segments and policies applicable to the disclosure are discussed in Note 12 of the Notes to the Consolidated Financial Statements in the 1998 Form 10-K.
     The Company operates four business segments: gas distribution, engineering services, pipeline construction services and propane, pipelines and storage. The Company's gas distribution business segment distributes and transports natural gas to approximately 250,000 customers within the state of Michigan. The engineering services segment has offices in New Jersey, Michigan, Louisiana and Texas and provides a variety of energy related engineering and quality assurance services in several states. The pipeline construction services segment provides primarily pipeline construction services in Iowa, Kansas, Michigan, Missouri, Nebraska and Tennessee. The propane, pipelines and storage segment supplies propane to over 7,500 retail customers in Michigan's upper peninsula and northeast Wisconsin and operates natural gas transmission, gathering and storage facilities in Michigan. The Company sold the subsidiary comprising its energy marketing business segment effective March 31, 1999.
     The accounting policies of the operating segments are the same as those described in Note 1 except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the consolidated financial statements. Corporate and other includes intercompany eliminations, corporate related expenses not allocated to segments and results of other smaller operations.

                                               Three Months Ended     Six Months Ended    Twelve Months Ended
                                                     June 30,              June 30,              June 30,
                                               ------------------   -------------------   -------------------
                                                 1999      1998       1999       1998       1999       1998
                                               -------   --------   --------   --------   --------   --------
Operating Revenues
  Gas Distribution                             $36,708   $ 30,071   $113,688   $105,860   $192,050   $204,465
  Engineering Services                           3,659      9,244      9,379     12,391     38,354     15,043
  Construction Services                         12,032      6,507     16,716      9,227     33,394     22,434
  Propane, Pipelines and Storage                 1,284      1,279      3,228      1,969      6,111      3,479
  Energy Marketing                                  --     68,329     96,904    216,602    278,190    519,446
  Corporate and other <F1>                      (2,454)    (4,150)    (4,806)    (8,299)   (13,255)   (28,409)
                                               -------   --------   --------   --------   --------   --------
    Consolidated Operating Revenues            $51,229   $111,280   $235,109   $337,750   $534,844   $736,458
                                               =======   ========   ========   ========   ========   ========
Operating Income (Loss)
  Gas Distribution                             $ 4,064   $  1,021   $ 21,931   $ 14,035   $ 30,260   $ 21,700
  Engineering Services                            (544)       733        (92)     1,147      1,698      1,441
  Construction Services                            321       (127)      (925)    (1,287)       261       (525)
  Propane, Pipelines and Storage                   371        375      1,167        748      2,004      1,510
  Energy Marketing                                  --     (1,614)      (341)    (3,305)     2,269     (4,721)
  Corporate and other                             (744)      (280)      (925)      (289)    (2,529)      (529)
                                               -------   --------   --------   --------   --------   --------
    Consolidated Operating Income              $ 3,468   $    108   $ 20,815   $ 11,049   $ 33,963   $ 18,876
                                               =======   ========   ========   ========   ========   ========

<F1>
    Includes the elimination of intercompany energy marketing revenues of $49 and $2,420 for the six and twelve months ended June 30, 1999 and $2,101, $4,700 and $19,281 for the three, six and twelve months ended June 30, 1998, respectively.  Includes the elimination of intercompany engineering services revenue of $224, $1,398 and $1,735 for the three, six and twelve months ended June 30, 1999 and $92 for the three, six and twelve months ended June 30, 1998, respectively.  Includes the elimination of intercompany construction services revenue of $2,220, $3,346 and $9,129 for the three, six and twelve months ended June 30, 1999 and $1,960, $3,501 and $9,224 for the three, six and twelve months ended
    June 30, 1998, respectively.

6.   COMMITMENTS AND CONTINGENCIES

     NOARK - In January 1998, the Company sold its entire interest in the NOARK Pipeline System Partnership ("NOARK") to ENOGEX Arkansas Pipeline Corporation ("EAPC"). NOARK is a 302-mile intrastate natural gas pipeline located in Arkansas, which operated at less than 65% capacity since its inception in 1992 as a result of significant cost overruns during construction and competition from two other interstate pipelines. The sale released the Company from all debt obligations and guarantees related to NOARK. Pursuant to terms included in the sales agreement, the Company paid EAPC $9,200,000 and $3,100,000 in April 1998 and 1999, respectively, and will pay $800,000 in April 2000. The Company will receive annual payments of $842,000 from EAPC for 17 years beginning in the year 2004.

     ENVIRONMENTAL MATTERS - Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. The Company owns seven sites which formerly housed such manufacturing facilities and expects that it will ultimately incur investigation and remedial action costs at some of these sites, and a number of other sites. The Company has submitted a plan to the appropriate environmental regulatory authority in the State of Michigan for work to begin at one site. The extent of the Company's liabilities and potential costs in connection with these sites cannot be reasonably estimated at this time. In accordance with an MPSC accounting order, any environmental investigation and remedial action costs will be deferred and amortized over ten years. Rate recognition of the related amortization expense will not begin until after a prudence review in a general rate case.


7.   SUBSEQUENT EVENT

     In July 1999, the Company announced that it had signed a definitive purchase and sale agreement ("PSA") to acquire ENSTAR Natural Gas Company and Alaska Pipeline Company (together known as "ENSTAR") from Ocean Energy, Inc. (the "Seller"). The Company has agreed to buy ENSTAR for approximately $290,000,000 in cash, which includes $58,700,000 (or 100%) of ENSTAR's debt, all of which is owed to the Seller. The acquisition will be accounted for using the purchase method of accounting. Based on several assumptions, which include the price at which the Company can sell new common equity and the Company's ability to achieve certain synergies, the acquisition of ENSTAR is expected to be accretive to both earnings and cash flow per share beginning in the first full year following closing. The acquisition is subject to regulatory approval, requires the consent of one lender, and is expected to close by the end of 1999. At the completion of the transaction, the Company will be reorganized so that ENSTAR and SEMCO Energy Gas Company will be divisions of SEMCO Energy, Inc. In the event that the Company does not complete the transaction following all regulatory approvals and such failure constitutes a breach of the PSA by the Company, payment of $10,000,000 would have to be paid to the Seller as liquidated damages. Any such payment is secured by a letter of credit payable to the Seller.

     ENSTAR Natural Gas Company currently serves more than 100,000 customers in the Anchorage, Alaska area. Alaska Pipeline Company delivers natural gas from several producing fields in south central Alaska to ENSTAR Natural Gas Company's distribution system. The Company has obtained a commitment from a lender, which is subject to the satisfaction of certain conditions, to finance the ENSTAR acquisition through an unsecured "bridge" loan facility. The facility matures within one year following the date that the Company initially borrows under such facility or, if earlier, 546 days after the closing of the facility. Prepayments of $56,000,000 will be required on the six and nine month anniversary of funding. The Company anticipates that permanent financing to replace the bridge loan facility will include a combination of equity and debt securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     SEMCO Energy, Inc. and its subsidiaries (the "Company") had net income of $121,000 (or $0.01 per share) for the quarter ended June 30, 1999 compared to a net loss of $2,640,000 (or $0.17 per share) for the quarter ended June 30, 1998. On a weather-normalized basis, net income for the quarter ended June 30, 1999 would have been approximately $1,421,000 (or $0.08 per share) compared to a net loss of approximately $1,280,000 (or $0.08 per share) for the same period of the prior year. The net income for the second quarter of the prior year includes an extraordinary charge of $499,000 after tax (or $0.03 per share) from the early redemption of a portion of the Company's long-term debt.
     The Company had net income of $10,525,000 (or $0.60 per share) for the six months ended June 30, 1999 compared to $5,932,000 (or $0.40 per share) for the same six-month period of 1998. On a weather-normalized basis, net income for the six months ended June 30, 1999 would have been approximately $12,492,000 (or $0.71 per share) compared to approximately $9,892,000 (or $0.66 per share) for the same period of the prior year. The net income for the six months ended June 30, 1999 includes income of $729,000 after tax (or $0.04 per share) from the divestiture of the Company's energy marketing business. The net income for the six months ended June 30, 1998 includes income of $1,784,000 after tax (or $0.12 per share) from a change in accounting method for property taxes, income of $1,708,000 after tax (or $0.11 per share) from the divestiture of the Company's investment in the NOARK Pipeline System Partnership ("NOARK") and the $499,000 extraordinary charge discussed in the previous paragraph.
     Net income for the twelve months ended June 30, 1999 was $14,633,000 (or $0.85 per share) compared to $11,317,000 (or $0.76 per share) for the twelve months ended June 30, 1998. On a weather-normalized basis, net income would have been approximately $19,820,000 (or $1.15 per share) for the twelve months ended June 30, 1999 compared to approximately $16,052,000 (or $1.08 per share) for the same period of the prior year. The net income for the twelve months ended June 30, 1999 includes the income discussed above of $729,000 after tax (or $0.04 per share) related to the divestiture of the energy marketing business. The net income for the twelve months ended June 30, 1998 includes income of $1,784,000 after tax (or $0.12 per share) from the change in accounting method, income of $6,733,000 after tax (or $0.45 per share) from the divestiture of NOARK and an extraordinary charge of $499,000 after tax (or $0.03 per share) from the early redemption of long-term debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


RESULTS OF OPERATIONS (Continued)

                                                 Three Months Ended   Six Months Ended    Twelve Months Ended
                                                     June 30,              June 30,              June 30,
                                                ------------------   ------------------   -------------------
                                                  1999       1998      1999       1998      1999        1998
                                                -------    -------   -------    -------   -------     -------
                                                       (dollars in thousands, except per share amounts)
Net income as reported                          $   121    $(2,640)  $10,525    $ 5,932   $14,633     $11,317

Impact on net income of the following:
  Colder (warmer) than normal weather           $(1,300)   $(1,360)  $(1,967)   $(3,960)  $(5,187)    $(4,735)
  Divestiture of NOARK investment               $    --    $    --   $    --    $ 1,708   $    --     $ 6,733
  Divestiture of marketing business             $    --    $    --   $   729    $    --   $   729     $    --
  Change in accounting method                   $    --    $    --   $    --    $ 1,784   $    --     $ 1,784
  Extraordinary charge                          $    --    $  (499)  $    --    $  (499)  $    --     $  (499)

Net income excluding the foregoing items        $ 1,421    $  (781)  $11,763    $ 6,899   $19,091     $ 8,034
EPS excluding the foregoing items               $  0.08    $ (0.05)  $  0.67    $  0.46   $  1.11     $  0.54

     The business segment analyses on the next several pages provide additional information regarding the variances in operating results when comparing the three, six and twelve months ended June 30, 1999 to the same periods of the prior year.
     The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual results of operations is earned during the first and fourth quarters of the year. Therefore, the Company's results of operations for the three months and six months ended June 30, 1999 and 1998 are not necessarily indicative of results for a full year.


SUMMARY OF BUSINESS SEGMENTS

     The Company operates four business segments: gas distribution, engineering services, pipeline construction services and propane, pipelines and storage. The Company's gas distribution segment distributes and transports natural gas to approximately 250,000 customers within the state of Michigan. The engineering services segment has offices in New Jersey, Michigan, Louisiana and Texas and provides a variety of energy related engineering and quality assurance services in several states. The pipeline construction services segment provides primarily pipeline construction services in Iowa, Kansas, Michigan, Missouri, Nebraska and Tennessee. The propane, pipelines and storage segment sells approximately 5 million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin and operates natural gas transmission, gathering and storage facilities in Michigan. The Company sold the subsidiary comprising its energy marketing business effective March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


SUMMARY OF BUSINESS SEGMENTS (Continued)

     The following table shows the operating revenues and operating income of each of the Company's business segments as well as a reconciliation
("Corporate and other") of the segment information to the applicable line in the consolidated financial statements.  Corporate and other includes intercompany eliminations, corporate related expenses not allocated to the business segments and the results of other smaller operations.
                                               Three Months Ended    Six Months Ended     Twelve Months Ended
                                                    June 30,              June 30,              June 30,
                                               ------------------   -------------------   -------------------
                                                 1999      1998       1999       1998       1999       1998
                                               -------   --------   --------   --------   --------   --------
                                                                   (dollars in thousands)
Operating Revenues
  Gas Distribution                             $36,708   $ 30,071   $113,688   $105,860   $192,050   $204,465
  Engineering Services                           3,659      9,244      9,379     12,391     38,354     15,043
  Construction Services                         12,032      6,507     16,716      9,227     33,394     22,434
  Propane, Pipelines and Storage                 1,284      1,279      3,228      1,969      6,111      3,479
  Energy Marketing                                  --     68,329     96,904    216,602    278,190    519,446
  Corporate and Other                           (2,454)    (4,150)    (4,806)    (8,299)   (13,255)   (28,409)
                                               -------   --------   --------   --------   --------   --------
    Total Operating Revenues                   $51,229   $111,280   $235,109   $337,750   $534,844   $736,458
                                               =======   ========   ========   ========   ========   ========

Operating Income (Loss)
  Gas Distribution                             $ 4,064   $  1,021   $ 21,931   $ 14,035   $ 30,260   $ 21,700
  Engineering Services                            (544)       733        (92)     1,147      1,698      1,441
  Construction Services                            321       (127)      (925)    (1,287)       261       (525)
  Propane, Pipelines and Storage                   371        375      1,167        748      2,004      1,510
  Energy Marketing                                  --     (1,614)      (341)    (3,305)     2,269     (4,721)
  Corporate and Other                             (744)      (280)      (925)      (289)    (2,529)      (529)
                                               -------   --------   --------   --------   --------   --------
    Total Operating Income                     $ 3,468   $    108   $ 20,815   $ 11,049   $ 33,963   $ 18,876
                                               =======   ========   ========   ========   ========   ========

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


GAS DISTRIBUTION

     Operating income from the Company's gas distribution business ("Gas Company") was $4,064,000 for the quarter ended June 30, 1999 compared to $1,021,000 for the quarter ended June 30, 1998. On a weather-normalized basis, the Gas Company's operating income would have been approximately $5,864,000 for the second quarter of 1999 compared to approximately $2,921,000 for the same quarter of the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


GAS DISTRIBUTION (Continued)

                                               Three Months Ended    Six Months Ended     Twelve Months Ended
                                                    June 30,              June 30,              June 30,
                                              -------------------   -------------------   -------------------
                                                1999       1998       1999       1998       1999       1998
                                              --------   --------   --------   --------   --------   --------
                                                                   (dollars in thousands)
Gas sales revenue                             $ 32,325   $ 26,480   $101,303   $ 97,317   $170,686   $189,313
Cost of gas sold                                19,411     15,626     65,410     64,140    110,658    127,837
                                              --------   --------   --------   --------   --------   --------
  Gas sales margin                            $ 12,914   $ 10,854   $ 35,893   $ 33,177   $ 60,028   $ 61,476
Gas transportation revenue                       3,632      3,126     10,261      7,155     17,938     13,409
Other operating revenue                            751        465      2,124      1,388      3,426      1,743
                                              --------   --------   --------   --------   --------   --------
  Gross margin                                $ 17,297   $ 14,445   $ 48,278   $ 41,720   $ 81,392   $ 76,628
Operating expenses                              13,233     13,424     26,347     27,685     51,132     54,928
                                              --------   --------   --------   --------   --------   --------
Operating income                              $  4,064   $  1,021   $ 21,931   $ 14,035   $ 30,260   $ 21,700
                                              ========   ========   ========   ========   ========   ========
Weather-normalized operating income           $  5,864   $  2,921   $ 24,681   $ 19,985   $ 37,860   $ 28,850
                                              ========   ========   ========   ========   ========   ========

Volumes sold (MMcf)                              4,319      4,652     20,194     20,222     32,219     36,316
Volumes transported (MMcf)                       5,528      5,274     14,573     11,707     26,657     21,900
Number of customers at end of period           249,650    243,550    249,650    243,550    249,650    243,550
Degree days                                        737        694      3,975      3,478      6,063      6,072
Percent colder (warmer) than normal              (25.3%)    (28.5%)     (7.5%)    (18.8%)    (12.7%)    (12.5%)

The amounts in the above table include intercompany transactions.

     GAS SALES MARGIN - The Gas Company's gas sales margin for the second quarter of 1999 increased by $2,060,000 when compared to the second quarter of 1998. The increase over the prior period was due primarily to additional gas sales to new customers and gas sales margins from the Company's new third-party gas supply and storage arrangement, some of which was non-recurring, offset partially by a decrease of $600,000 due primarily to a shift in customers to transportation as a result of a new multi-location aggregation program offered to customers. Temperatures during the quarter ended June 30, 1999 and 1998 were similar and thus contributed little to the increase in gas sales margin between quarters. The weather was 25% and 28% warmer than normal during the second quarter of 1999 and the second quarter of 1998, respectively. Under normal weather conditions, gas sales margin for the quarter ended June 30, 1999 and 1998 would have been higher by approximately $1,800,000 and $1,900,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


GAS DISTRIBUTION (Continued)

     The third-party gas supply and storage arrangement is with TransCanada Gas Services, Inc. ("TransCanada"). Under the agreement, TransCanada provides the Gas Company's natural gas requirements and manages the Gas Company's natural gas supply and the supply aspects of transportation and storage operations for the three-year period beginning April 1, 1999.
Also effective April 1, and as authorized in a September 1998 Michigan Public Service Commission ("MPSC") order, the Gas Company reduced and froze its gas charge at $3.24 per thousand cubic feet ("Mcf") and suspended its gas cost recovery ("GCR") clause for a period of three years. The suspension of the GCR clause means that the Gas Company cannot recover from customers any amounts by which its gas costs exceed a weighted average cost of gas in excess of $3.24 per Mcf during the three-year period. However, as occurred in the second quarter of 1999, it also means that the Gas Company is able to retain a portion of the sales margin on the sale of gas if its gas costs are below $3.24 per Mcf. See Note 2 in the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for additional information on the MPSC order and the gas supply management arrangement with TransCanada.
     The aggregation program, which was effective April 1, 1998, provides all commercial and industrial customers the opportunity to aggregate multiple service locations and purchase their gas from a third-party supplier, while allowing the Gas Company to continue charging the existing distribution fees and customer fees. The program is referred to as the Aggregated Transportation Service ("ATS") program. Distribution and customer fees associated with customers who have switched to third-party gas suppliers are recorded in gas transportation revenue rather than gas sales revenue because the Gas Company is now acting as a transporter for those customers. Thus, the $600,000 decrease in gas sales margin as a result of customers participating in the ATS program is offset by a corresponding increase in gas transportation revenue. The aggregation program was approved in the October 1997 Order of the Michigan Public Service Commission ("1997 rate case") (see
Note 2 in the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K).
     Gas sales margin increased by $2,716,000 during the six months ended June 30, 1999 compared to the same period of 1998. Sales margins from the sale of gas under the TransCanada arrangement, some of which is non-recurring, and additional gas sales resulting from colder weather and the addition of new customers increased gas sales margin by approximately $5,800,000 during the six months ended June 30, 1999 compared to the six months ended June 30, 1998. These increases were offset partially by a decrease in gas sales margin as a result of customers participating in the ATS program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


GAS DISTRIBUTION (Continued)

     During the twelve months ended June 30, 1999, gas sales margin decreased by $1,448,000 when compared to the twelve months ended June 30, 1998. Approximately $5,200,000 of the decrease is attributable to customers participating in the new ATS program. Warmer weather during the twelve months ended June 30, 1999 caused a decrease of approximately $1,000,000 in gas sales margin when compared to the prior twelve-month period. These decreases were offset partially by the impact of additional gas sales to new customers, sales margins from the sale of gas under the TransCanada arrangement, some of which is non-recurring, and a rate increase effective in October 1997. The rate increase was granted in the 1997 rate case to allow for the recovery of costs related to a change in accounting for retiree medical costs (see Note 2 in the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K).

     GAS TRANSPORTATION REVENUE - For the three, six and twelve months ended June 30, 1999, gas transportation revenue increased by $506,000, $3,106,000 and $4,529,000, respectively, when compared to the same periods of 1998. The increase during the three and six months ended June 30, 1999 relates primarily to customers participating in the new ATS program. As discussed above, the increase in gas transportation revenue as a result of participation in the ATS program is generally offset by a corresponding decrease in gas sales margin. The increase for the twelve months ended
June 30, 1999 is due to new ATS revenues of approximately $5,200,000 offset partially by lower off-peak transportation rates approved in the 1997 rate case. The new off-peak transportation rates are in effect from April through October and are $0.15 per Mcf lower than the Gas Company's regular transportation rates.

     OTHER OPERATING REVENUE - Other operating revenue of the Gas Company increased by $286,000 during the second quarter of 1999. The increase is due primarily to additional balancing charges related to the new ATS program and an increase in various miscellaneous fees. These items also account for the $736,000 and $1,683,000 increase in other operating revenue during the six months and twelve months ended June 30, 1999 when compared to the same periods of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


GAS DISTRIBUTION (Continued)

     OPERATING EXPENSES - The Gas Company's operating expenses decreased by $191,000 during the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The decrease is due primarily to decreases of $350,000 in employee expenses and $1,150,000 in property taxes offset partially by increases of approximately $100,000 in uncollectible gas accounts, $400,000 in information technology expense related primarily to year 2000 ("Y2K") computer remediation, $600,000 in incentive compensation and $200,000 in depreciation expense. The $350,000 decrease in employee expenses such as wages, insurance and benefits, was due primarily to lower employee levels as a result of the early retirement program in 1998 and changes to the Company's employee benefit programs (refer to Note 9 in the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for information on the early retirement program). Property taxes were approximately $1,150,000 lower based on pending appeals of prior years' personal property assessments and a recent study made public by the State of Michigan. The Gas Company filed appeals over the past two years claiming that its utility property was over-assessed. The recent study confirms the Gas Company's claim regarding utility property assessments and thus significantly increases the likelihood of recovering the overpaid taxes. Approximately 55% to 60% of the reduction in property tax expense relates to taxes expensed in prior years and the remainder relates to reductions for the first six months of 1999. The increase in incentive compensation was due primarily to the lack of any incentive compensation recorded in the second quarter of the prior year and the reversal, in the second quarter of the prior year, of the incentive compensation recorded in the first quarter due to the lower year-to-date earnings. The $200,000 increase in depreciation expense was a result of new property, plant and equipment placed in service.
     Operating expenses decreased by $1,338,000 during the six months ended June 30, 1999 compared to the same period of 1998. Approximately $1,100,000 of the decrease is attributable to an overall reduction in general and administrative expenses due to cost cutting measures initiated during the past year and reductions in compensation and employee benefit expenses due primarily to lower employee levels as a result of the Company's early retirement program and changes to the Company's employee benefit plans. Approximately $200,000 of the decrease in operating expenses was due to lower uncollectible gas accounts, $516,000 was due to the absence during the current period of a one-time expense incurred during the first six months of the prior year related to the early retirement program, and approximately $1,150,000 was due to lower property taxes, as discussed above. The decreases in operating expenses were offset partially by increases of approximately $700,000 in information technology expense related primarily to Y2K computer remediation, $500,000 in incentive compensation and $400,000 in depreciation expense. The increase in incentive compensation was due primarily to the absence of any incentive compensation in the first six months of the prior year due to lower earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


GAS DISTRIBUTION (Continued)

     During the twelve months ended June 30, 1999, operating expenses decreased by $3,796,000 when compared to the twelve months ended June 30, 1998. Approximately $2,500,000 of the decrease is attributable to an overall reduction in general and administrative expenses due to cost cutting measures initiated during the past twelve months and reductions in compensation and employee benefit expenses due primarily to lower employee levels as a result of the Company's early retirement program and changes to the Company's employee benefit plans. Approximately $1,450,000 of the decrease is due to one-time adjustments recorded in the first and third quarter of 1998 related to the early retirement program. In addition, uncollectible gas accounts decreased by approximately $650,000 due to increased collection efforts and property taxes decreased by $1,400,000 due primarily to pending appeals as discussed above. These decreases in various expenses during the twelve months ended June 30, 1999 were offset partially by increases of approximately $1,100,000 in information technology expense related primarily to Y2K computer remediation and $1,100,000 in depreciation expense as a result of new property, plant and equipment placed in service.


ENGINEERING SERVICES

     The Company's engineering services business ("Engineering Services") had an operating loss of $544,000 for the second quarter of 1999 compared to operating income of $733,000 for the second quarter of 1998. Engineering Services is comprised of two companies, Maverick Pipeline Services, Inc. ("Maverick") and Oilfield Materials Consultants, Inc. ("OMC"). The acquisition of Maverick, in December 1997, was accounted for as a purchase. Therefore, the consolidated financial statements and the table below include the results of Maverick's operations since December 1997. The acquisition of OMC, in November 1998, was accounted for as a pooling of interests and, accordingly, the consolidated financial statements and the table below have been restated to include the financial results of OMC as if it were part of the Company for all of periods presented.

                                               Three Months Ended    Six Months Ended     Twelve Months Ended
                                                     June 30,             June 30,              June 30,
                                               ------------------   -------------------   -------------------
                                                 1999       1998      1999       1998       1999       1998
                                               -------    -------   --------   --------   --------   --------
                                                                   (dollars in thousands)
Operating revenues                             $ 3,659    $ 9,244   $  9,379   $ 12,391   $ 38,354   $ 15,043
Operating expenses                               4,203      8,511      9,471     11,244     36,656     13,602
                                               -------    -------   --------   --------   --------   --------
Operating income (loss)                        $  (544)   $   733   $    (92)  $  1,147   $  1,698   $  1,441
                                               =======    =======   ========   ========   ========   ========

Billed hours                                    95,000    181,000    192,000    246,000    532,000    335,000
                                               =======    =======   ========   ========   ========   ========

The amounts in the above table include intercompany transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


ENGINEERING SERVICES (Continued)

     OPERATING REVENUES - Engineering Services' operating revenues decreased by $5,585,000 and $3,012,000 during the three and six months ended June 30, 1999, respectively, compared to the same periods of the prior year. The decrease in operating revenues is due primarily to lower turnkey revenues and pipeline inspection revenues as a result of a slowdown and deferral of pipeline projects in various sectors of the energy industry. Given this decrease in business activity, operating revenues and operating income for the year ended December 31, 1999 will most likely be significantly lower than in 1998.
     During the twelve months ended June 30, 1999, Engineering Services' operating revenues increased by $23,311,000 when compared to the twelve months ended June 30, 1998. Approximately $17,450,000 of the increase represents the increase in operating revenues of Maverick for the twelve months ended June 30, 1999 compared to the twelve months ended June 30 1998 (Maverick was acquired in December 1997 and therefore, the operating results for the twelve months ended June 30, 1998 include only six months of activity). The increase in Maverick's revenues is attributable primarily to a major turnkey project worked on during mid to late 1998. The remainder of the increase in operating revenues, when comparing the twelve-month periods, is attributable to OMC. The growth in OMC's revenues, most of which occurred during the last half of 1998, is due to growth in OMC's customer base and growth in quality assurance and quality control projects worked on during that period offset partially by a decrease in revenues during the first half of 1999 due to a slowdown and deferral of projects, as noted above.

     OPERATING EXPENSES - During the three and six months ended June 30, 1999, Engineering Services' operating expenses decreased by $4,308,000 and $1,773,000, respectively, when compared to the same periods of 1998. The decrease is due primarily to lower project costs as a result of the decrease in level of projects during the same periods offset somewhat by unanticipated clean-up expenses related to a pipeline turnkey project completed in 1998.
     Operating expenses increased by $23,054,000 during the twelve months ended June 30, 1999 compared to the same period of the prior year. Approximately $17,150,000 of the increase represents the increase in operating expenses of Maverick for the twelve months ended June 30, 1999 compared to the twelve months ended June 30 1998 (Maverick was acquired in December 1997 and therefore, the operating results for the twelve months ended June 30, 1998 include only six months of activity). Most of Maverick's increase is attributable to a major turnkey project worked on during mid to late 1998. The remainder represents increases in employee and project costs and overhead to support the increase in OMC's operating revenues during the twelve months ended June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


CONSTRUCTION SERVICES

     The Company's construction services business ("Construction Services") generated operating income of $321,000 during the second quarter of 1999 compared to an operating loss of $127,000 for the second quarter of 1998. Underground construction businesses generally incur operating losses during the winter and spring months when underground construction is inhibited and generate the majority of their operating income during the summer and fall months.
     Construction Services' operating results for the three, six and twelve months ended June 30, 1999 and 1998 include the results of the following businesses for the periods subsequent to their acquisition dates:

                    Company                          Acquisition Date
     ---------------------------------------------   ----------------
     Sub-Surface Construction Co. ("Sub-Surface")      August 1997
     King Energy & Construction Co. ("King")           May 1998
     K&B Construction, Inc. ("K&B")                    February 1999
     Iowa Pipeline Associates, Inc. ("Iowa")           April 1999

     Construction Services' results also include the operating losses of an overhead-line construction company it started in Florida in January of 1998. The operations of this business were halted in mid-1998 in response to lower than expected business levels and earnings. The operating losses of the start-up overhead-line business were approximately $600,000 for the second quarter of 1998 and $800,000 for the six and twelve months ended June 30, 1998.

                                          Three Months Ended       Six Months Ended      Twelve Months Ended
                                               June 30,                June 30,                June 30,
                                        ---------------------   ---------------------   ---------------------
                                           1999        1998        1999        1998        1999        1998
                                        ---------   ---------   ---------   ---------   ---------   ---------
                                                                (dollars in thousands)
Operating revenues                      $  12,032   $   6,507   $  16,716   $   9,227   $  33,394   $  22,434
Operating expenses                         11,711       6,634      17,641      10,514      33,133      22,959
                                        ---------   ---------   ---------   ---------   ---------   ---------
Operating income (loss)                 $     321   $    (127)  $    (925)  $  (1,287)  $     261   $    (525)
                                        =========   =========   =========   =========   =========   =========

Feet of pipe installed                  1,479,000   1,142,000   2,176,000   1,568,000   5,039,000   3,989,000
                                        =========   =========   =========   =========   =========   =========

The amounts in the above table include intercompany transactions.

     OPERATING REVENUES - Construction Services' operating revenues increased by $5,525,000 during the second quarter of 1999, compared to the second quarter of 1998. The increase is due primarily to the revenues of King, which was acquired during the second quarter of 1998, and K&B and Iowa, which were acquired after the second quarter of 1998. Operating revenues during the six and twelve months ended June 30, 1999 increased by $7,489,000 and $10,960,000 when compared to the same periods of the prior year. The increase in revenues from one period to the next is due primarily to the timing of business acquisitions because each period includes only the results of companies subsequent to their acquisition dates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


CONSTRUCTION SERVICES (Continued)

     OPERATING EXPENSES - The operating expenses of Construction Services for the three, six and twelve months ended June 30, 1999 increased $5,077,000, $7,127,000 and $10,174,000 when compared to the same periods ended June 30, 1998. The increase is due primarily to the timing of acquisitions as discussed in the operating revenues section above.


PROPANE, PIPELINES AND STORAGE

                                          Three Months Ended       Six Months Ended      Twelve Months Ended
                                               June 30,                June 30,                June 30,
                                        ---------------------   ---------------------   ---------------------
                                           1999        1998        1999        1998        1999        1998
                                        ---------   ---------   ---------   ---------   ---------   ---------
                                                                (dollars in thousands)
Operating revenues                      $   1,284   $   1,279   $   3,228   $   1,969   $   6,111   $   3,479
Operating expenses                            913         904       2,061       1,221       4,107       1,969
                                        ---------   ---------   ---------   ---------   ---------   ---------
Operating income                        $     371   $     375   $   1,167   $     748   $   2,004   $   1,510
                                        =========   =========   =========   =========   =========   =========

Propane volumes sold (gallons)            591,000     554,000   2,235,000     554,000   5,464,000     554,000
                                        =========   =========   =========   =========   =========   =========

     OPERATING REVENUES - The operating revenues of the Company's propane, pipelines and storage business for the second quarter of 1999 were comparable to those during the second quarter of the prior year. During the six and twelve months ended June 30, 1999, operating revenues increased by $1,259,000 and $2,632,000, respectively, when compared to the same periods of 1998. The increases in both the six and twelve month periods are due primarily to the operating revenues of Hotflame Gas, Inc. ("Hotflame") which was acquired on March 31, 1998. The acquisition of Hotflame was accounted for as a purchase and therefore, only the results of operations since April 1998 are included in the Company's operating results.

     OPERATING INCOME - The operating income from propane, pipelines and storage increased during the six and twelve months ended June 30, 1999 by $419,000 and $494,000 when compared to the same periods of the prior year. These increases are due primarily to pipeline expense reductions and the operations of Hotflame. As discussed above, the six and twelve months ended June 30, 1998 include the results of Hotflame only since its acquisition on March 31, 1998.
     On a weather-normalized basis, the operating income of the propane, pipelines and storage business for the three, six and twelve months ended June 30 1999 would have been higher by approximately $155,000, $258,000 and $366,000, respectively. Operating income would have been higher by approximately $169,000 for the three, six and twelve months ended June 30, 1998. The impact of weather on the operating income of the propane, pipelines and storage segment relates entirely to the propane business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


ENERGY MARKETING

     The Company sold the subsidiary comprising its gas marketing business ("Energy Services") effective March 31, 1999. The business was sold because management concluded that it did not fit the Company's new strategic direction due to the high risks and generally poor returns associated with the business. The Company recognized a gain on the sale. The gain is reported in other income (discussed in the subsequent section) and thus, is not reflected in the operating income shown in the table below.

                                               Three Months Ended    Six Months Ended     Twelve Months Ended
                                                    June 30,              June 30,              June 30,
                                              -------------------   -------------------   -------------------
                                                1999       1998       1999       1998       1999       1998
                                              --------   --------   --------   --------   --------   --------
                                                                   (dollars in thousands)
Gas marketing revenues                        $     --   $ 68,329   $ 96,904   $216,602   $278,190   $519,446
Cost of gas marketed                                --     68,580     95,681    216,410    273,033    516,714
                                              --------   --------   --------   --------   --------   --------
Gas marketing margin                          $     --   $   (251)  $  1,223   $    192   $  5,157   $  2,732
Operating expenses                                  --      1,363      1,564      3,497      2,888      7,453
                                              --------   --------   --------   --------   --------   --------
Operating income (loss)                       $     --   $ (1,614)  $   (341)  $ (3,305)  $  2,269   $ (4,721)
                                              ========   ========   ========   ========   ========   ========

The amounts in the above table include intercompany transactions.

     GAS MARKETING MARGIN - Gas marketing margins increased during the six months and twelve months ended June 30, 1999 by $1,031,000 and $2,425,000, respectively, when compared to the same periods in 1998. The increase is due primarily to restructuring activities that occurred in 1998. During 1998, Energy Services terminated agreements with all of its third-party gas marketing companies in an effort to reduce risks, eliminate lower margin transactions and improve profitability.

     OPERATING EXPENSES - Energy Services' operating expenses decreased during the six and twelve months ended June 30, 1999 by $1,933,000 and $4,565,000, respectively, compared to the same periods of the prior year. The decreases were due in part to lower incentive payments to the Company's third-party gas marketers and the termination of gas marketing agreements with these companies as discussed above. The sale of Energy Services also contributed to the decrease because the six and twelve month periods ended June 30, 1999 do not include any operating expenses subsequent to March 31, 1999, the effective date of the sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


OTHER INCOME AND DEDUCTIONS

                                               Three Months Ended     Six Months Ended    Twelve Months Ended
                                                    June 30,               June 30,             June 30,
                                               ------------------    ------------------   -------------------
                                                 1999       1998       1999       1998      1999       1998
                                               -------    -------    -------    -------   --------   --------
                                                                   (dollars in thousands)
Divestiture of NOARK investment                $    --    $    --    $    --    $ 1,480   $  3,568   $  9,210
Divestiture of energy marketing business            --         --      1,122         --      1,122         --
Interest expense                                (3,775)    (3,541)    (7,670)    (7,229)   (15,252)   (14,291)
Dividends on preferred stock                       (48)       (48)       (96)       (96)      (192)      (193)
Other income (deductions)                          622        528        649        903        581        992
                                               -------    -------    -------    -------   --------   --------
  Total other income (deductions)              $(3,201)   $(3,061)   $(5,995)   $(4,942)  $(10,173)  $ (4,282)
                                               =======    =======    =======    =======   ========   ========

     DIVESTITURE OF NOARK INVESTMENT - The Company sold its investment in NOARK in January 1998 after a number of write-downs and reserve adjustments related to the investment. Refer to Management's Discussion and Analysis and
Note 15 in the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for additional information related to the NOARK investment.

     DIVESTITURE OF ENERGY MARKETING BUSINESS - The Company sold the subsidiary comprising its energy marketing business effective March 31, 1999. The divestiture resulted in a gain of $1,122,000 ($729,000 after tax) which is reflected in the results for the six months and twelve months ended
June 30, 1999. The stock sale agreement contains provisions that could result in subsequent adjustments to the sale price. If adjustments are required, management does not believe there would be a material change to the gain recognized on the sale.

     INTEREST EXPENSE - During the second quarter of 1999, interest expense increased $234,000 compared to the second quarter of 1998. The increase is due primarily to increases in debt levels to finance the Company's capital expenditure program offset partially by the repayment of short-term debt with the proceeds from the Company's sale of 1.82 million shares of its common stock in August 1998. Interest expense for the six and twelve months ended June 30, 1999 increased by $441,000 and $961,000, respectively, when compared to the same periods in 1998. The increases were due generally to the same items that caused the increases between the quarters.

     OTHER INCOME AND DEDUCTIONS - Other income during the six and twelve months ended June 30, 1999 decreased by $254,000 and $411,000, respectively, compared to the same periods of 1998. Various miscellaneous income of the gas distribution business and the gas marketing business account for most of the decrease. The gas marketing business was sold effective March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


INCOME TAXES

     Income taxes for the three, six and twelve months ended June 30, 1999 increased by $958,000, $2,835,000 and $4,595,000, respectively, when compared to the same periods of the prior year. The change in income taxes, when comparing one period to another is due primarily to changes in pre-tax earnings and any adjustments necessary for compliance with current tax laws and regulations.


ACCOUNTING METHOD CHANGE AND EXTRAORDINARY ITEM

     The Company changed its method of accounting for property taxes during the first quarter of 1998. The cumulative effect of the change in accounting method increased earnings by $1,784,000 after taxes for the six and twelve months ended June 30, 1998. The Company also incurred an extraordinary charge of $499,000 after taxes in the second quarter of 1998 for the early redemption of all of its outstanding 8.625% debentures due April 15, 2017. Refer to Note 1 of the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for more information on these items.


LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS - Net cash from operating activities for the three and six month ended June 30, 1999, as compared to the same periods of the prior year, increased (decreased) by $5,852,000 and ($4,267,000), respectively. The change in operating cash flows is significantly influenced by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of receipts and payments.
     During the three months and six months ended June 30, 1999, the Company spent approximately $7,725,000 and $13,554,000, respectively, on property additions and anticipates spending an additional $12,500,000 during the remainder of 1999. The Company also plans to incur additional expenditures for business acquisitions during the remainder of 1999.

                                                                Three Months Ended        Six Months Ended
                                                                     June 30,                 June 30,
                                                               -------------------      --------------------
CAPITAL INVESTMENTS                                             1999         1998        1999         1998
                                                               ------       ------      -------      -------
                                                                          (dollars in thousands)
Property additions - gas distribution                          $4,276       $4,452      $ 8,183      $ 9,483
Property additions - diversified businesses                     3,450          873        5,372        1,283
Business acquisitions <F1>                                      2,099          283        4,024        6,283
                                                               ------       ------      -------      -------
                                                               $9,825       $5,608      $17,579      $17,049
                                                               ======       ======      =======      =======

<F1>
Includes net cash paid, debt incurred and the value of Company stock issued for acquisitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

     Financing activities contributed $9,497,000 in funds during the second quarter of 1999, primarily from borrowings on notes payable, offset partially by the payment of dividends. The notes payable were utilized primarily to fund capital expenditures and for general corporate purposes. Dividends paid during the second quarter included a regular cash dividend on common stock of $.205 per share (a 2.5% increase over the prior quarterly cash dividend paid) and a special cash dividend of $.05 per share.
     In June 1999 the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.205 per share payable on August 15, 1999 to shareholders of record at the close of business on August 5, 1999. In April 1999, the Company announced it has discontinued the practice of declaring a five percent stock dividend.

     FUTURE FINANCING - The Company's operating cash flow needs, as well as dividend payments and capital expenditures for the balance of 1999, are expected to be met primarily through operating activities and the utilization of short-term lines of credit. At June 30, 1999, the Company had $110,000,000 of short-term credit facilities, of which $76,100,000 was unused.
     At June 30, 1999, the Company also had $142,700,000 in remaining authorization on the $200,000,000 universal shelf registration filed in July 1998. The universal shelf registration includes debt securities and common stock of the Company and trust preferred securities of SEMCO Capital Trust.
     The Company expects to acquire additional businesses during the remainder of 1999 and will likely raise the required capital through a combination of utilizing short-term lines of credit and issuing long-term debt or common stock.
     In July 1999, the Company announced that it had signed a definitive purchase and sale agreement to acquire ENSTAR Natural Gas Company and the Alaska Pipeline Company (together known as "ENSTAR") for approximately $290,000,000 in cash, which includes $58,700,000 (or 100%) of ENSTAR's debt, all of which is owed to the seller. The acquisition is subject to regulatory approval and is expected to close by the end of 1999. The Company has obtained a commitment from a lender, which is subject to the satisfaction of certain conditions, to finance the ENSTAR acquisition through an unsecured "bridge" loan facility. The facility matures within one year following the date that the Company initially borrows under such facility or, if earlier, 546 days after the closing of the facility. Prepayments of $56,000,000 will be required on the six and nine month anniversary of funding. The Company anticipates that permanent financing to replace the bridge loan facility will include a combination of equity and debt securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

     The Company sells new shares of common stock through its Direct Stock Purchase and Dividend Reinvestment Plan ("DRIP") on a monthly basis. The Company has determined that it does not need the additional equity capital being generated through DRIP sales. Therefore, starting in May 1999, the Company began purchasing shares of its common stock on the open market to offset the number of shares sold through the DRIP.
     See Note 6 of the Notes to the Consolidated Financial Statements for a discussion of the amounts to be paid in conjunction with the sale of NOARK.


YEAR 2000

     STATE OF READINESS - The Company uses computer systems, equipment, software and related devices ("technology systems") that have date-sensitive embedded technology that may not be able to distinguish between the year 1900 and the year 2000 ("Y2K"). If not corrected, this could cause the Company to, among other things, report inaccurate data, issue inaccurate bills or incur gas delivery problems. The Company has initiated an enterprise-wide plan to prepare for Y2K (the "Y2K Plan"). The Y2K Plan has four phases: (i) identification; (ii) remediation; (iii) testing; and (iv) contingency planning. The identification phase includes identification, inventory, assessment, and prioritization plan development for all technology systems. The remediation phase involves the upgrading, modification, or replacement of technology systems. The testing phase includes testing the remediated technology systems to ensure that they accurately handle the year 2000 date, and monitoring the remediated systems to ensure that Y2K problems are not reintroduced. The contingency planning phase involves the development of contingency plans to address certain risk scenarios.
     The Y2K Plan is being used for traditional information technology ("IT") which includes essential business systems such as payroll, billing, accounting systems, wide area networks, local area networks, personal computers, etc. The Company is also using the Y2K Plan for process control computers and embedded systems contained in buildings, equipment and the gas supply and delivery systems.
     The Company has completed the identification phase for all significant internal technology systems. The remediation phase was substantially complete by the end of July 1999. A significant portion of the testing phase has been completed and the Company plans to have the remainder of the testing completed by the end of August 1999, with continuous monitoring of tested systems through the end of 1999. The Company has substantially completed the contingency planning phase and the remaining effort, which includes primarily employee training and implementation, is scheduled to be completed by November 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


YEAR 2000 (Continued)

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

     COST OF REMEDIATION - The Company is expensing the cost of modifications to technology systems as incurred, while capitalizing and amortizing the cost of new software over its useful life. The Company estimates that the total expense of the Y2K Plan is approximately $2.0 to $2.5 million. Expenses incurred through June 30, 1999 related to the Y2K Plan were approximately $1.9 million. The Company has incurred an opportunity cost for implementing the Y2K Plan, thus deferring potentially beneficial IT projects.

     RISK ASSESSMENT - The Company has identified what it believes are the most significant worst case Y2K scenarios. These scenarios are (i) interference with the Company's ability to receive and deliver gas to customers and perform services for customers; (ii) interference with the Company's ability to monitor gas pressure and safety throughout the Company's gas distribution system; (iii) interference with communications during safety related emergencies and (iv) interference with the Company's ability to bill and receive payments from customers. These scenarios could result in the Company not being able to deliver gas or perform other services for a period of time, which could have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company's Y2K Plan is being used to address these worse case scenarios. Contingency plans will be revised and executed to further mitigate the risks associated with these scenarios.
     The Company expects that its Y2K Plan will be adequate to address its Y2K issues and is developing contingency plans to further assure that vital functions of the Company dependent on third parties will continue uninterrupted. Contingency plans will include existence of short-term in-house capabilities (e.g., back-up power generation) and diversification of goods and services among multiple suppliers (e.g., pipeline companies). However, there are functions, which cannot be duplicated, such as the local telephone network, which remain a vulnerability to the Company. Of course, there can be no assurance as to whether the contingency plans will successfully address all contingencies that may arise. In the event that the Company is unsuccessful in addressing its Y2K issues, there could be a material adverse effect on the Company's liquidity, financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


SUBSEQUENT EVENTS

     In July 1999, the Company announced that it had signed a definitive purchase and sale agreement ("PSA") to acquire ENSTAR Natural Gas Company and Alaska Pipeline Company (together known as "ENSTAR") from Ocean Energy, Inc. (the "Seller"). The Company has agreed to buy ENSTAR for approximately $290,000,000 in cash, which includes $58,700,000 (or 100%) of ENSTAR's debt, all of which is owed to the Seller. The acquisition will be accounted for using the purchase method of accounting. Based on several assumptions, which include the price at which the Company can sell new common equity and the Company's ability to achieve certain synergies, the acquisition of ENSTAR is expected to be accretive to both earnings and cash flow per share beginning in the first full year following closing. The acquisition is subject to regulatory approval, requires the consent of one lender, and is expected to close by the end of 1999. At the completion of the transaction, the Company will be reorganized so that ENSTAR and SEMCO Energy Gas Company will be divisions of SEMCO Energy, Inc. In the event that the Company does not complete the transaction following all regulatory approvals and such failure constitutes a breach of the PSA by the Company, payment of $10,000,000 would have to be paid to the Seller as liquidated damages. Any such payment is secured by a letter of credit payable to the Seller.
     ENSTAR Natural Gas Company currently serves more than 100,000 customers in the Anchorage, Alaska area. Alaska Pipeline Company delivers natural gas from several producing fields in south central Alaska to ENSTAR Natural Gas Company's distribution system. The Company has obtained a commitment from a lender, which is subject to the satisfaction of certain conditions, to finance the ENSTAR acquisition through an unsecured "bridge" loan facility. The facility matures within one year following the date that the Company initially borrows under such facility or, if earlier, 546 days after the closing of the facility. Prepayments of $56,000,000 will be required on the six and nine month anniversary of funding. The Company anticipates that permanent financing to replace the bridge loan facility will include a combination of equity and debt securities.
     Based on an initial due diligence review, the Company believes that ENSTAR has a plan in place that adequately addresses Y2K issues related to its critical internal technology systems. ENSTAR has advised the Company that it has completed the identification and remediation phase of its Y2K Plan and is currently in the testing phase. While certain vendors supplying software for ENSTAR's critical systems have represented that their software is Y2K compliant, ENSTAR is independently verifying this through testing.
The Company believes that ENSTAR will have all critical Y2K testing and contingency planning done before year end.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - (Continued)


NEW ACCOUNTING STANDARD

     In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
     SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is studying the effects of SFAS 133 but does not expect it to have a material impact on the Company's liquidity, financial condition and results of operations.


FORWARD LOOKING STATEMENTS

     This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's belief and expectations are forward-looking statements. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical areas where the Company does business; (iii) the capital intensive nature of the Company's business; (iv) increased competition within the energy industry as well as from alternative forms of energy; (v) the timing and extent of changes in commodity prices for natural gas and propane;
(vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) the Company's ability to bid on and win construction, engineering and quality assurance contracts; (viii) the impact of energy prices on the amount of projects and business available to the engineering business; (ix) the nature, availability and projected profitability of potential investments available to the Company; (x) the Company's ability to operate acquired businesses in accordance with its plans and (xi) the conditions of capital markets and equity markets.

                         PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.

          None.


Item 2.   Changes in Securities.

          During the second quarter of 1999, the Company issued 3,335 shares of unregistered common stock to the members of its Board of Directors in exchange for services rendered, valued at $50,000.

          On April 1, 1999 the Company issued 138,525 shares of unregistered common stock in exchange for 100% of the outstanding stock of Iowa Pipeline Associates, Inc., valued at $2,099,000. The shares were issued to the following:

     Mr. William E. Mudge                                      36,940
     Mr. Joe H. Wood                                           36,940
     Mr. Steven C. McAreavy                                    36,940
     U.S. Bank Trust National Association, as Escrow Agent     27,705

          The preceding transactions are exempt from registration under
Section 4(2) of the 1933 Securities Act.


Item 3.   Not applicable.


Item 4.   Submission of Matters to a Vote of Securityholders.

          At the April 20, 1999 Annual Meeting of Common Shareholders the following nominees were elected to hold office on the Board of Directors for a term of three years:

               Name                        Votes For      Votes Withheld
               ----                        ----------     --------------

          Daniel A. Burkhardt              14,168,073        369,826
          Edward J. Curtis                 14,072,773        465,126
          Marcus Jackson                   14,038,390        499,509
          Harvey I. Klein                  13,988,197        549,702

          Also at the April 20, 1999 Annual Meeting of Common Shareholders, the following proposal was approved:

          -- Proposal to increase the authorized number of common shares from 20,000,000 to 40,000,000.

                          For            Against           Abstain
                          ---            -------           -------

                      12,527,517        1,636,627          373,755


Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits - (See page 37 for the Exhibit Index.)

          -- Articles of Incorporation of SEMCO Energy, Inc., as restated
             June 25, 1999.
          -- Bylaws--last revised June 10, 1999.
          -- Note Agreement dated as of June 1, 1994, relating to issuance of
             $80,000,000 of long-term debt.
          -- Rights Agreement dated as of April 15, 1997 with Continental
             Stock Transfer & Trust Company, as Rights Agent.
          -- Note Agreement dated as of October 1, 1997, relating to issuance of $60,000,000 of long-term debt.
          -- Form of Indenture relating to Senior Debt Securities dated as of
             October 23, 1998, with NBD Bank as Trustee.
          -- Short-Term Incentive Plan as amended June 10, 1999.
          -- 1997 Long-Term Incentive Plan.
          -- Stock Option Certificate and Agreement dated October 10, 1996 with William L. Johnson.
          -- Stock Option Certificate and Agreement dated February 26, 1997 with William L. Johnson.
          -- Employment Agreement dated October 10, 1996, with William L.
             Johnson.
          -- Change of Control Employment Agreement dated October 10, 1996, with William L. Johnson.
          -- Form of Change in Control Agreement effective March 20, 1998, for all officers except Mr. Johnson.
          -- Asset Purchase Agreement dated August 9, 1997 between
             Sub-Surface Construction Co., Stewart Kniff and SEMCO Energy Construction Co., First Amendment to Asset Purchase Agreement, Amendment to Leased Equipment Purchase Agreements and Asset Purchase Agreement, List of Schedules and Exhibits and Agreement to Furnish Schedules and Exhibits.
          -- Purchase Agreement between the Company and Merrill Lynch & Co., etc., pertaining to an offering of 1,600,000 Shares of Common Stock.
          -- Distribution Agreement between the Company and Merrill Lynch &
             Co., etc., pertaining to an offering of $150,000,000 Medium-Term Notes and Form of Medium Term Note.
          -- Agreement and Plan of Merger dated as of October 30, 1998, between the Company, SEMCO Consultants, Inc. and Jimmy C. Foster and the Press Release announcing the merger.
          -- Executive Security Agreement.
          -- Split-Dollar Agreement.
          -- Deferred Compensation and Stock Purchase Agreement for Outside
             Directors for 1999.
          -- Stock Purchase Agreement dated March 15, 1999 concerning the sale of the stock in SEMCO Energy Services, Inc.

     (a)  List of Exhibits - (Continued)

          -- Purchase and Sale Agreement dated as of July 15, 1999, with
             Ocean Energy, Inc. for the acquisition of ENSTAR Natural Gas Company and Alaska Pipeline Company.
          -- Ratio of Earnings to Fixed Charges.
          -- Financial Data Schedule.
          -- Announcement of agreement to sell SEMCO Energy Services, Inc. -- Announcement of dividend policy change.

     (b)  Reports on Form 8-K.

          On April 22, 1999, the Company filed Form 8-K to report the declaration of an increase in its regular quarterly cash dividend, the declaration of a special cash dividend and the discontinuation of the practice of declaring a 5% stock dividend.
          On July 16, 1999, the Company filed Form 8-K to report the agreement reached for the acquisition of ENSTAR Natural Gas Company and Alaska Pipeline Company from Ocean Energy, Inc.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SEMCO ENERGY, INC.
                                              (Registrant)



Dated:  August 13, 1999
                                      By: /s/Sebastian Coppola
                                         -------------------------------------
                                         Sebastian Coppola
                                         Senior Vice President and
                                         Principal Accounting and Financial
                                         Officer

                                EXHIBIT INDEX
                                  Form 10-Q
                             Second Quarter 1999
                                                                Filed
                                                         --------------------
Exhibit                                                                 By
  No.               Description                          Herewith    Reference
--------            -----------                          --------    ---------
 2        Plan of Acquisition, etc.                         NA           NA
 3.(i)    Articles of Incorporation of SEMCO Energy,
          Inc., as restated June 25, 1999.                  x
 3.(ii)   Bylaws--last revised June 10, 1999.               x
 4.1      Note Agreement dated as of June 1, 1994,
          relating to issuance of $80,000,000 of
          long-term debt.(a)                                             x
 4.2      Rights Agreement dated as of April 15, 1997
          with Continental Stock Transfer & Trust Company,
          as Rights Agent.(c)                                            x
 4.3      Note Agreement dated as of October 1, 1997,
          relating to issuance of $60,000,000 of
          long-term debt.(f)                                             x
 4.4      Form of Indenture relating to Senior Debt
          Securities dated as of October 23, 1998,
          with NBD Bank as Trustee.(h)                                   x
10        Material Contracts.
10.1      Short-Term Incentive Plan as
          amended June 10, 1999.                            x
10.2      1997 Long-Term Incentive Plan.(b)                              x
10.3      Stock Option Certificate and Agreement
          dated October 10, 1996 with
          William L. Johnson.(c)                                         x
10.4      Stock Option Certificate and Agreement
          dated February 26, 1997 with
          William L. Johnson.(c)                                         x
10.5      Employment Agreement dated October 10, 1996,
          with William L. Johnson.(d)                                    x
10.6      Change of Control Employment Agreement dated
          October 10, 1996, with William L. Johnson.(d)                  x
10.7      Form of Change in Control Agreement
          effective March 20, 1998, for all officers
          except Mr. Johnson.(g)                                         x
10.8      Asset Purchase Agreement dated August 9, 1997
          between Sub-Surface Construction Co., Stewart
          Kniff and SEMCO Energy Construction Co.,
          First Amendment to Asset Purchase Agreement,
          Amendment to Leased Equipment Purchase
          Agreements and Asset Purchase Agreement,
          List of Schedules and Exhibits and Agreement
          to Furnish Schedules and Exhibits.(e)                          x
10.9      Purchase Agreement between the Company and
          Merrill Lynch & Co., etc., pertaining to an
          offering of 1,600,000 Shares of Common Stock.(i)               x

                                EXHIBIT INDEX
                                 (Continued)
                                  Form 10-Q
                             Second Quarter 1999
                                                                Filed
                                                         --------------------
Exhibit                                                                 By
  No.               Description                          Herewith    Reference
--------            -----------                          --------    ---------
10.10     Distribution Agreement between the Company
          and Merrill Lynch & Co., etc., pertaining to
          an offering of $150,000,000 Medium-Term
          Notes and Form of Medium Term Note.(j)                         x
10.11     Agreement and Plan of Merger dated as of
          October 30, 1998, between the Company,
          SEMCO Consultants, Inc. and Jimmy C. Foster
          and the Press Release announcing the merger.(k)                x
10.12     Executive Security Agreement.(m)                               x
10.13     Split-Dollar Agreement.(m)                                     x
10.14     Deferred Compensation and Stock Purchase
          Agreement for Outside Directors for 1999.(m)                   x
10.15     Stock Purchase Agreement dated March 15, 1999
          concerning the sale of the stock in SEMCO
          Energy Services, Inc.(o)                                       x
10.16     Purchase and Sale Agreement dated as of
          July 15, 1999, with Ocean Energy, Inc. for
          the acquisition of ENSTAR Natural Gas Company
          and Alaska Pipeline Company.(p)                                x
11        Statement re computation of per share earnings.   NA           NA
12        Ratio of Earnings to Fixed Charges.               x
15        Letter re unaudited interim financial
          information.                                      NA           NA
18        Letter re change in accounting principle.         NA           NA
19        Report furnished to security holders.             NA           NA
22        Published report regarding matters submitted
          to a vote of security holders.                    NA           NA
23        Consent of Independent Public Accountants.        NA           NA
24        Power of Attorney.                                NA           NA
27        Financial Data Schedule.                          x
99.1      Announcement of agreement to sell
          SEMCO Energy Services, Inc.(l)                                 x
99.2      Announcement of dividend policy change.(n)                     x

Key to Exhibits Incorporated by Reference

     (a) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
     (b) Filed March 6, 1997 as part of SEMCO Energy, Inc.'s 1997 Proxy Statement, dated March 7, 1997, File No. 0-8503.
     (c) Filed with SEMCO Energy, Inc.'s Form 10-K for 1996, dated March 27, 1997, File No. 0-8503.
     (d) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1997, File No. 0-8503.
     (e) Filed with SEMCO Energy, Inc.'s Form 8-K dated August 13, 1997, File No. 0-8503.
     (f) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1997, File No. 0-8503.
     (g) Filed with SEMCO Energy, Inc.'s Form 10-Q/A for the quarter ended March 31, 1998, File No. 0-8503.
     (h) Filed with SEMCO Energy, Inc.'s Registration Statement, Form S-3, Nos. 333-58715 and 333-58715-01, filed July 8, 1998.
     (i) Filed with SEMCO Energy, Inc.'s Form 8-K dated August 13, 1998, File No. 0-8503.
     (j) Filed with SEMCO Energy, Inc.'s Form 8-K dated October 21, 1998, File No. 0-8503.
     (k) Filed with SEMCO Energy, Inc.'s Form 8-K dated November 5, 1998, File No. 0-8503.
     (l) Filed with SEMCO Energy, Inc.'s Form 8-K dated March 23, 1999, File No. 0-8503.
     (m) Filed with SEMCO Energy, Inc.'s Form 10-K for 1998, dated March 26, 1999, File No. 0-8503.
     (n) Filed with SEMCO Energy, Inc.'s Form 8-K dated April 22, 1999, File No. 0-8503.
     (o) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1999, File No. 0-8503.
     (p) Filed with SEMCO Energy, Inc.'s Form 8-K dated July 16, 1999, File No. 0-8503.