Form 10-Q
period 1999-09-30
SEMCO ENERGY INC
filed 1999-11-08
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     (Mark  One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  1999

                                       OR



       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For  the  fiscal  period  from  __________  to  __________


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

The number of shares of common stock outstanding as of October 31, 1999, is 17,878,035.

                               INDEX TO FORM 10-Q
                               ------------------

                      For Quarter Ended September 30, 1999



                                                                 Page
                                                                Number
                                                                ------

COVER

INDEX

PART  I  -  FINANCIAL  INFORMATION
     Item  1.     Financial  Statements
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART  II  -  OTHER  INFORMATION
     Item  1.     Legal  Proceedings
     Item  2.     Changes  in  Securities
     Item  6.     Exhibits  and  Reports  on  Form  8-K.

SIGNATURE

EXHIBIT  INDEX




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



                                         SEMCO ENERGY, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)
                              (In thousands, except per share amounts)

                                     Three Months Ended    Nine Months Ended   Twelve Months Ended
                                        September 30,        September 30,        September 30,
                                    -------------------  --------------------  --------------------
                                      1999      1998       1999       1998       1999       1998
                                    --------  ---------  ---------  ---------  ---------  ---------
OPERATING REVENUES
  Gas sales. . . . . . . . . . . .  $15,618   $ 21,060   $116,921   $118,377   $165,244   $186,320
  Gas transportation . . . . . . .    3,241      2,826     13,502      9,981     18,353     13,581
  Engineering services . . . . . .    3,109      9,855     11,090     22,154     29,873     23,649
  Construction services. . . . . .   16,363      4,308     29,733     10,034     36,320     12,978
  Gas marketing. . . . . . . . . .        -     73,369     96,855    285,271    202,401    482,154
  Other operations . . . . . . . .    1,666      1,657      7,005      5,008      9,575      5,848
                                    --------  ---------  ---------  ---------  ---------  ---------
                                    $39,997   $113,075   $275,106   $450,825   $461,766   $724,530

OPERATING EXPENSES
  Cost of gas sold . . . . . . . .  $ 7,974   $ 13,525   $ 73,384   $ 77,665   $105,107   $125,326
  Cost of gas marketed . . . . . .        -     71,611     95,632    283,320    199,003    478,867
  Operations and maintenance . . .   26,228     21,414     67,281     59,705    100,272     74,942
  Depreciation and amortization. .    4,539      3,891     13,236     11,434     17,151     14,733
  Property and other taxes . . . .    2,522      2,633      6,024      7,653      7,537     10,173
                                    --------  ---------  ---------  ---------  ---------  ---------
                                    $41,263   $113,074   $255,557   $439,777   $429,070   $704,041
                                    --------  ---------  ---------  ---------  ---------  ---------

OPERATING INCOME (LOSS). . . . . .  $(1,266)  $      1   $ 19,549   $ 11,048   $ 32,696   $ 20,489

OTHER INCOME (DEDUCTIONS)
  Divestiture of NOARK investment.  $     -   $      -   $      -   $  1,480   $  3,568   $  9,210
  Divestiture of energy
     marketing business. . . . . .        -          -      1,122          -      1,122          -
  Interest expense . . . . . . . .   (3,946)    (3,746)   (11,616)   (10,974)   (15,452)   (14,868)
  Dividends on preferred stock . .      (48)       (48)      (144)      (145)      (192)      (193)
  Other. . . . . . . . . . . . . .      968         72      1,617        976      1,477      1,089
                                    --------  ---------  ---------  ---------  ---------  ---------
                                    $(3,026)  $ (3,722)  $ (9,021)  $ (8,663)  $ (9,477)  $ (4,762)
                                    --------  ---------  ---------  ---------  ---------  ---------

INCOME (LOSS) BEFORE
   INCOME TAXES. . . . . . . . . .  $(4,292)  $ (3,721)  $ 10,528   $  2,385   $ 23,219   $ 15,727

INCOME TAXES . . . . . . . . . . .  $(2,127)  $ (1,364)  $  2,168   $     95   $  8,394   $  5,040
                                    --------  ---------  ---------  ---------  ---------  ---------

NET INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF
  ACCOUNTING METHOD CHANGE
  AND EXTRAORDINARY CHARGE . . . .  $(2,165)  $ (2,357)  $  8,360   $  2,290   $ 14,825   $ 10,687

  Cumulative effect of change in
     accounting method for
     property taxes, net of
     income taxes of $960. . . . .  $     -   $      -   $      -   $  1,784   $      -   $  1,784
  Extraordinary charge due to
     early retirement of  debt,
     net of income taxes of $269 .        -          -          -       (499)         -       (499)
                                    --------  ---------  ---------  ---------  ---------  ---------

NET INCOME (LOSS). . . . . . . . .  $(2,165)  $ (2,357)  $  8,360   $  3,575   $ 14,825   $ 11,972
                                    ========  =========  =========  =========  =========  =========
EARNINGS (LOSS) PER SHARE -
  BASIC AND DILUTED. . . . . . . .  $ (0.12)  $  (0.14)  $   0.47   $   0.23   $   0.84   $   0.79
                                    ========  =========  =========  =========  =========  =========

CASH DIVIDENDS PER SHARE . . . . .  $ 0.205   $  0.179   $  0.660   $  0.543   $  0.860   $  0.722
                                    ========  =========  =========  =========  =========  =========

AVERAGE COMMON SHARES
   OUTSTANDING . . . . . . . . . .   17,763     16,261     17,636     15,425     17,561     15,238
                                    ========  =========  =========  =========  =========  =========



The accompanying notes to the consolidated financial statements are an integral part of these statements.




                                     SEMCO ENERGY, INC.
                        CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                           ASSETS
                                       (In thousands)




                                                               September 30,   December 31,
                                                                    1999           1998
                                                               --------------  -------------
                                                                 (Unaudited)

CURRENT ASSETS
  Cash and temporary cash investments, at cost. . . . . . . .  $        3,509  $       4,953
  Receivables, less allowances of $921 at September 30, 1999
    and $632 at December 31, 1998 . . . . . . . . . . . . . .          20,795         31,003
  Accrued revenue . . . . . . . . . . . . . . . . . . . . . .           4,700         60,915
  Materials and supplies, at average cost . . . . . . . . . .           1,956          2,191
  Gas in underground storage. . . . . . . . . . . . . . . . .          49,661         38,526
  Gas charges, recoverable from customers . . . . . . . . . .           2,508         11,556
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,209         13,906
                                                               --------------  -------------
                                                               $      100,338  $     163,050

PROPERTY, PLANT AND EQUIPMENT
  Gas distribution. . . . . . . . . . . . . . . . . . . . . .  $      378,667  $     364,513
  Diversified businesses. . . . . . . . . . . . . . . . . . .          57,160         43,857
                                                               --------------  -------------
                                                                      435,827        408,370
  Less - Accumulated depreciation . . . . . . . . . . . . . .         128,794        118,132
                                                               --------------  -------------
                                                               $      307,033  $     290,238

DEFERRED CHARGES AND OTHER
  Unamortized debt expense. . . . . . . . . . . . . . . . . .  $        5,432  $       5,619
  Deferred retiree medical benefits . . . . . . . . . . . . .          11,914         12,588
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          31,710         18,167
                                                               --------------  -------------
                                                               $       49,056  $      36,374
                                                               --------------  -------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $      456,427  $     489,662
                                                               ==============  =============










The  accompanying  notes  to  the  consolidated financial statements are an integral part of these  statements.



                                         SEMCO ENERGY, INC.
                           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                   LIABILITIES AND CAPITALIZATION
                                           (In thousands)

                                                                     September 30,    December 31,
                                                                         1999             1998
                                                                    ---------------  --------------
                                                                     (Unaudited)

CURRENT LIABILITIES
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $       66,810   $      63,576
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .          18,643          57,498
  Customer advance payments. . . . . . . . . . . . . . . . . . . .           9,213          10,417
  Accumulated deferred income taxes. . . . . . . . . . . . . . . .           1,524           2,344
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . .           4,464           1,935
  Amounts payable to customers . . . . . . . . . . . . . . . . . .           1,578               -
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,087           7,270
                                                                    ---------------  --------------
                                                                    $      107,319   $     143,040

DEFERRED CREDITS AND OTHER
  Accumulated deferred income taxes. . . . . . . . . . . . . . . .  $       20,110   $      17,985
  Unamortized investment tax credit. . . . . . . . . . . . . . . .           2,046           2,247
  Customer advances for construction . . . . . . . . . . . . . . .           2,593           3,147
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,718          17,760
                                                                    ---------------  --------------
                                                                    $       39,467   $      41,139

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . .  $      170,000   $     170,000

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
  $100 par value (redemption price of $105 per share); authorized
    50,000 shares issuable in series; 31,000 shares outstanding. .  $        3,100   $       3,100

CUMULATIVE CONVERTIBLE PREFERRED STOCK
  Convertible preferred stock - $1 par value; authorized 500,000 shares issuable in series, each convertible to 4.11 common
    shares; 6,168 and 6,218 shares outstanding . . . . . . . . . .  $            6   $           6
  Capital surplus. . . . . . . . . . . . . . . . . . . . . . . . .             148             149
                                                                    ---------------  --------------
                                                                    $          154   $         155

COMMON SHAREHOLDERS' EQUITY
  Common stock - $1 par value; 40,000,000 shares authorized;
    17,871,562 and 17,382,229 shares outstanding . . . . . . . . .  $       17,872   $      17,382
  Capital surplus. . . . . . . . . . . . . . . . . . . . . . . . .         123,590         116,663
  Retained earnings (deficit). . . . . . . . . . . . . . . . . . .          (5,075)         (1,817)
                                                                    ---------------  --------------
                                                                    $      136,387   $     132,228
                                                                    ---------------  --------------

TOTAL LIABILITIES AND CAPITALIZATION . . . . . . . . . . . . . . .  $      456,427   $     489,662
                                                                    ===============  ==============


The  accompanying  notes  to  the  consolidated  financial statements are an integral part of these statements.


                                            SEMCO ENERGY, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                              (in thousands)



                                                                Three Months Ended     Nine Months Ended
                                                                   September 30,         September 30,
                                                               --------------------  --------------------

                                                                 1999       1998       1999       1998
                                                               ---------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $ (2,165)  $ (2,357)  $  8,360   $  3,575
  Adjustments to reconcile net income (loss) to net
    cash from operating activities:
        Depreciation and amortization . . . . . . . . . . . .     4,539      3,891     13,236     11,434
        Extraordinary charge. . . . . . . . . . . . . . . . .         -          -          -        499
        Divestiture of energy marketing business. . . . . . .         -          -     (1,122)         -
        Divestiture of NOARK investment . . . . . . . . . . .         -          -          -     (1,480)
        Equity (income) loss, net of distributions. . . . . .       270        172        223       (266)
        Changes in assets and liabilities, net of effects of
           acquisitions, divestitures and other changes as
           shown below: . . . . . . . . . . . . . . . . . . .   (16,979)   (21,241)    14,275     20,277
                                                               ---------  ---------  ---------  ---------
              NET CASH FROM OPERATING ACTIVITIES. . . . . . .  $(14,335)  $(19,535)  $ 34,972   $ 34,039
                                                               ---------  ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property additions - gas distribution . . . . . . . . . . .  $ (6,005)  $ (5,780)   (14,188)   (15,263)
  Property additions - diversified businesses . . . . . . . .    (2,241)      (735)    (7,613)    (2,018)
  Proceeds from property sales, net of retirement costs . . .     1,248        533      1,241        339
  Proceeds from business divestiture. . . . . . . . . . . . .     4,629          -      6,579          -
  Acquisitions of businesses, net of cash acquired. . . . . .    (8,673)         -     (9,598)        26
  Advances to equity investees. . . . . . . . . . . . . . . .         -          -          -     (4,284)
                                                               ---------  ---------  ---------  ---------
              NET CASH FROM INVESTING ACTIVITIES. . . . . . .  $(11,042)  $ (5,982)  $(23,579)  $(21,200)
                                                               ---------  ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net of expenses . . . . . . . . .  $  1,397   $ 27,613      4,952     30,964
  Repurchase of common stock and related expenses . . . . . .    (1,213)         -     (1,406)         -
  Net cash change in notes payable. . . . . . . . . . . . . .    29,011        212     (4,621)   (11,847)
  Issuance of long-term debt, net of expenses . . . . . . . .         -       (204)         -       (303)
  Repayment of long-term debt and related expenses. . . . . .         -         (4)         -    (24,495)
  Payment of dividends. . . . . . . . . . . . . . . . . . . .    (3,681)    (2,965)   (11,762)    (8,518)
                                                               ---------  ---------  ---------  ---------
              NET CASH FROM FINANCING ACTIVITIES. . . . . . .  $ 25,514   $ 24,652   $(12,837)  $(14,199)
                                                               ---------  ---------  ---------  ---------
CASH AND TEMPORARY CASH INVESTMENTS
  Net increase (decrease) . . . . . . . . . . . . . . . . . .  $    137   $   (865)  $ (1,444)  $ (1,360)
  Beginning of period . . . . . . . . . . . . . . . . . . . .     3,372      3,565      4,953      4,060
                                                               ---------  ---------  ---------  ---------

  End of period . . . . . . . . . . . . . . . . . . . . . . .  $  3,509   $  2,700   $  3,509   $  2,700
                                                               =========  =========  =========  =========


  CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF
     ACQUISITIONS, DIVESTITURES AND OTHER CHANGES:
        Receivables, net. . . . . . . . . . . . . . . . . . .  $  5,115   $  6,922     12,178     36,973
        Accrued revenue . . . . . . . . . . . . . . . . . . .       (82)    (1,835)    30,119     39,495
        Materials, supplies and gas in
           underground storage. . . . . . . . . . . . . . . .   (30,049)   (14,269)   (13,503)   (21,481)
        Gas charges, recoverable from customers . . . . . . .         -     (5,500)     9,048      6,194
        Accounts payable. . . . . . . . . . . . . . . . . . .     6,703     (7,612)   (10,646)   (40,757)
        Customer advances and amounts payable
           to customers . . . . . . . . . . . . . . . . . . .     2,597      4,323       (179)       206
        Accrued taxes . . . . . . . . . . . . . . . . . . . .    (2,111)    (2,660)    (9,995)    (2,111)
        Deferred taxes and investment tax credit. . . . . . .       591         93      1,105     (2,488)
        Other . . . . . . . . . . . . . . . . . . . . . . . .       257       (703)    (3,852)     4,246
                                                               ---------  ---------  ---------  ---------
                                                                (16,979)   (21,241)    14,275     20,277
                                                               =========  =========  =========  =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     SIGNIFICANT  ACCOUNTING  POLICIES

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

     SUPPLEMENTAL CASH FLOW INFORMATION - Supplemental cash flow information for the three and nine months ended September 30, 1999 and 1998 is as follows (in thousands of dollars):


                                                    Three months        Nine months
                                                        ended              ended
                                                    September 30,      September 30,
                                                  ----------------  -------------------
                                                    1999     1998     1999       1998
                                                  --------  ------  ---------  --------
Cash paid during the period for:
   Interest. . . . . . . . . . . . . . . . . . .  $ 1,621   $  937  $  8,707   $ 8,314
   Income taxes. . . . . . . . . . . . . . . . .  $     -   $1,500  $ 12,350   $ 2,100

Non-Cash Investing and Financing Activities:
   Capital stock issued for acquisitions . . . .  $ 1,600   $    -  $  3,699   $ 6,309
   Debt incurred for acquistions . . . . . . . .  $     -   $    -  $  1,000   $     -

Details of Acquisitions:
   Fair value of assets acquired . . . . . . . .  $16,203   $    -  $ 26,581   $ 9,865
   Liabilities assumed . . . . . . . . . . . . .   (5,214)       -   (11,493)   (3,556)
   Debt incurred . . . . . . . . . . . . . . . .        -        -    (1,000)        -
   Stock issued. . . . . . . . . . . . . . . . .   (1,600)       -    (3,699)   (6,309)
                                                  --------  ------  ---------  --------
   Cash paid . . . . . . . . . . . . . . . . . .  $ 9,389   $    -  $ 10,389   $     -
   Less cash acquired. . . . . . . . . . . . . .      716        -       791        26
                                                  --------  ------  ---------  --------

   Net cash paid for (acquired via) acquisitions  $ 8,673   $    -  $  9,598   $   (26)
                                                  ========  ======  =========  ========



2.     ACQUISITIONS  AND  DIVESTITURES

     The Company sold the subsidiary which comprised its energy marketing business, SEMCO Energy Services, Inc., effective March 31, 1999. The Company recorded a gain of $1,122,000 ($729,000 after tax) on the sale, which is reflected in other income and deductions. Pursuant to the stock sale agreement, the Company agreed that, for a period of two years after the closing date, it would not compete in the unregulated natural gas marketing business in the state of Michigan.
     On February 3, 1999, the Company acquired K&B Construction, Inc. ("K&B"). K&B provides underground pipeline construction services in Kansas and Missouri. The purchase price was $2,000,000 plus a potential incentive payment based on operating results during 1999, 2000 and 2001. $1,000,000 was paid in cash at closing and the remainder is to be paid on or before April 15, 2002.
     On April 1, 1999, the Company acquired Iowa Pipeline Associates, Inc. ("Iowa Pipeline") for 138,525 shares of the Company's common stock. Iowa Pipeline builds underground natural gas pipelines and local gas distribution networks for customers in Iowa, Kansas, Missouri and Nebraska.
     Effective September 1, 1999, the Company acquired Flint Construction Company ("Flint") for $6,500,000 in cash. Flint provides specialized construction services for natural gas distribution companies and interstate pipeline companies in the southeastern area of the United States.
     Effective September 1, 1999, the Company acquired Long's Underground Technologies ("Long") for $1,889,000 in cash and 107,744 shares of the Company's common stock. Long provides construction services to natural gas distribution companies and to telecommunications companies in Texas.
     On September 15, 1999, the Company acquired the assets and certain liabilities of Drafting Services, Inc. ("DSI") for $1,000,000 in cash. DSI, based in Louisiana, specializes in survey/drafting services to interstate pipeline companies and will be operated as a division of Maverick Pipeline Services, Inc.
     For financial statement purposes, all of the above mentioned acquisitions were accounted for as a purchase, and accordingly, their results of operations are included in the consolidated financial statements since the date of their acquisition. There were no adjustments necessary to the accounting practices of the acquired companies to conform with the practices of the Company.


3.     CAPITALIZATION

     COMMON STOCK EQUITY - On October 14, 1999 the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.205 per share payable on November 15, 1999 to shareholders of record at the close of business on November 5, 1999.
     In August 1999, the Company paid a regular quarterly cash dividend on common stock of $.205 per share. The total cash dividend was $3,636,000, of which $726,000 was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan ("DRIP"). The reinvested portion of the quarterly dividend plus shareholders' optional cash payments of $403,000, resulted in 73,000 new shares issued to existing shareholders during the quarter pursuant to the DRIP. The Company also issued 11,000 shares of its common stock to the Company's primary 401(k) plan during the third quarter of 1999 in accordance with the Company match provisions of the plan.
     Starting in May 1999, the Company began purchasing shares of its common stock on the open market to offset the number of new shares issued through the DRIP. A total of 72,000 shares were purchased by the Company during the third quarter.


4.     EARNINGS  PER  SHARE

     The computations of basic and diluted earnings (loss) per share for the three, nine and twelve months ended September 30, 1999 and 1998 are as follows (in thousands, except per share amounts):


                                                     Three months         Nine months      Twelve months
                                                        ended               ended              ended
                                                     September 30,       September 30,     September 30,
                                                  ------------------  -----------------  -----------------
                                                    1999      1998     1999      1998     1999      1998
                                                  --------  --------  -------  --------  -------  --------
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION
Income (loss) before accounting change
  and extraordinary charge . . . . . . . . . . .  $(2,165)  $(2,357)  $ 8,360  $ 2,290   $14,825  $10,687
Cumulative effect of change in accounting. . . .        -         -         -    1,784         -    1,784
Extraordinary charge . . . . . . . . . . . . . .        -         -         -     (499)        -     (499)
                                                  --------  --------  -------  --------  -------  --------
Net Income (Loss). . . . . . . . . . . . . . . .  $(2,165)  $(2,357)  $ 8,360  $ 3,575   $14,825  $11,972
                                                  ========  ========  =======  ========  =======  ========

Weighted average common shares outstanding . . .   17,763    16,261    17,636   15,425    17,561   15,238

EARNINGS (LOSS) PER SHARE - BASIC
Income (loss) before accounting change
and extraordinary charge . . . . . . . . . . . .  $ (0.12)  $ (0.14)  $  0.47  $  0.15   $  0.84  $  0.70
Cumulative effect of change in accounting. . . .        -         -         -     0.11         -     0.12
Extraordinary charge . . . . . . . . . . . . . .        -         -         -    (0.03)        -    (0.03)
                                                  --------  --------  -------  --------  -------  --------
Net Income (Loss). . . . . . . . . . . . . . . .  $ (0.12)  $ (0.14)  $  0.47  $  0.23   $  0.84  $  0.79
                                                  ========  ========  =======  ========  =======  ========

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION
Income (loss) before accounting change
and extraordinary charge . . . . . . . . . . . .  $(2,165)  $(2,357)  $ 8,360  $ 2,290   $14,825  $10,687
Adjustment for effect of assumed conversions:
Preferred convertible stock dividends. . . . . .        -         -        11       11        14       15
                                                  --------  --------  -------  --------  -------  --------
Adjusted income (loss) before accounting change
and extraordinary charge . . . . . . . . . . . .   (2,165)   (2,357)    8,371    2,301    14,839   10,702
Cumulative effect of change in accounting. . . .        -         -         -    1,784         -    1,784
Extraordinary charge . . . . . . . . . . . . . .        -         -         -     (499)        -     (499)
                                                  --------  --------  -------  --------  -------  --------
Net Income (Loss). . . . . . . . . . . . . . . .  $(2,165)  $(2,357)  $ 8,371  $ 3,586   $14,839  $11,987
                                                  --------  --------  -------  --------  -------  --------

Weighted average common shares outstanding . . .   17,763    16,261    17,636   15,425    17,561   15,238
Incremental shares from assumed conversions of:
   Preferred convertible stock . . . . . . . . .        -         -        25       26        25       26
   Stock options . . . . . . . . . . . . . . . .        -         -         1        2         1        2
                                                  --------  --------  -------  --------  -------  --------
Diluted weighted average common
   shares outstanding. . . . . . . . . . . . . .   17,763    16,261    17,662   15,453    17,587   15,266
                                                  --------  --------  -------  --------  -------  --------

EARNINGS (LOSS) PER SHARE - DILUTED
Income (loss) before accounting change
and extraordinary charge . . . . . . . . . . . .  $ (0.12)  $ (0.14)  $  0.47  $  0.15   $  0.84  $  0.70
Cumulative effect of change in accounting. . . .        -         -         -     0.11         -     0.12
Extraordinary charge . . . . . . . . . . . . . .        -         -         -    (0.03)        -    (0.03)
                                                  --------  --------  -------  --------  -------  --------
Net Income (Loss). . . . . . . . . . . . . . . .  $ (0.12)  $ (0.14)  $  0.47  $  0.23   $  0.84  $  0.79
                                                  ========  ========  =======  ========  =======  ========

     As a result of the loss for the three months ended September 30, 1999 and 1998, basic loss per share was not adjusted because to do so would be antidilutive.


5.     BUSINESS  SEGMENTS

     The Company's adoption of SFAS 131 addressing disclosure about business segments and policies applicable to the disclosure are discussed in Note 12 of the Notes to the Consolidated Financial Statements in the 1998 Form 10-K.
     The Company operates four business segments: gas distribution, engineering services, pipeline construction services and propane, pipelines and storage.
The Company's gas distribution business segment distributes and transports natural gas to approximately 250,000 customers within the state of Michigan. The engineering services segment has offices in New Jersey, Michigan, Louisiana and Texas and provides a variety of energy related engineering and quality assurance services in several states. The pipeline construction services segment provides primarily pipeline construction services in Georgia, Iowa, Kansas, Michigan, Missouri, Nebraska, Tennessee and Texas. The propane, pipelines and storage segment sells approximately 5 million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin and operates natural gas transmission, gathering and storage facilities in Michigan. The Company sold the subsidiary comprising its energy marketing business segment effective March 31, 1999.
     The accounting policies of the operating segments are the same as those described in Note 1 except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the consolidated financial statements. Corporate and other includes intercompany eliminations, corporate related expenses not allocated to segments and results of other smaller operations.


                                         Three  Months         Nine  Months         Twelve  Months
                                             Ended                Ended                  Ended
                                         September  30,       September  30,        September  30,
                                      -------------------  --------------------  --------------------
                                        1999      1998       1999       1998       1999       1998
                                      --------  ---------  ---------  ---------  ---------  ---------
                                                              (in thousands)
OPERATING REVENUES
  Gas Distribution . . . . . . . . .  $19,294   $ 24,359   $132,983   $130,219   $186,986   $201,838
  Engineering Services . . . . . . .    3,388      9,952     12,767     22,344     31,789     23,839
  Construction Services. . . . . . .   18,752      7,635     35,468     16,862     44,511     25,529
  Propane, Pipelines and Storage . .    1,217      1,187      4,445      3,155      6,142      3,907
  Energy Marketing . . . . . . . . .       --     74,880     96,904    291,481    203,310    496,380
  Corporate and other (a)  . . . . .   (2,654)    (4,938)    (7,461)   (13,236)   (10,972)   (26,963)
                                      --------  ---------  ---------  ---------  ---------  ---------
    Consolidated Operating Revenues.  $39,997   $113,075   $275,106   $450,825   $461,766   $724,530
                                      ========  =========  =========  =========  =========  =========

OPERATING INCOME (LOSS)
  Gas Distribution . . . . . . . . .  $(2,017)  $ (1,686)  $ 19,915   $ 12,348   $ 29,930   $ 21,844
  Engineering Services . . . . . . .     (494)       764       (586)     1,911        440      2,124
  Construction Services. . . . . . .    1,736        309        811       (978)     1,688        (94)
  Propane, Pipelines and Storage . .      268        250      1,435        998      2,022      1,363
  Energy Marketing . . . . . . . . .       --        755       (341)    (2,548)     1,513     (3,931)
  Corporate and other. . . . . . . .     (759)      (391)    (1,685)      (683)    (2,897)      (817)
                                      --------  ---------  ---------  ---------  ---------  ---------
    Consolidated Operating Income. .  $(1,266)  $      1   $ 19,549   $ 11,048   $ 32,696   $ 20,489
                                      ========  =========  =========  =========  =========  =========

(a)     Includes  the  elimination of intercompany energy marketing revenues of $49 and $910 for the nine  and  twelve  months ended September 30, 1999 and $1,510, $6,210 and $14,224 for the three, nine and  twelve  months ended September 30, 1998, respectively.  Includes the elimination of intercompany engineering  services  revenue of $279, $1,677 and $1,915 for the three, nine and twelve months ended
September  30,  1999 and $98, $190 and $190 for the three, nine and twelve months ended September 30,
1998,  respectively.  Includes  the  elimination  of  intercompany  construction  services revenue of
$2,388,  $5,735 and $8,191 for the three, nine and twelve months ended September 30, 1999 and $3,326,
$6,828  and  $12,550  for  the  three, nine and twelve months ended September 30, 1998, respectively.


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

     ENVIRONMENTAL MATTERS - Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. The Company owns seven sites which formerly housed such manufacturing facilities and expects that it will ultimately incur investigation and remedial action costs at some of these sites and a number of other sites. The Company has submitted a plan to the appropriate environmental regulatory authority in the State of Michigan to close one site and begin work at another site. The extent of the Company's liabilities and potential costs in connection with these sites cannot be reasonably estimated at this time. In accordance with an MPSC accounting order, any environmental investigation and remedial action costs will be deferred and amortized over ten years. Rate recognition of the related amortization expense will not begin until after a prudence review in a general rate case.


7.     SUBSEQUENT  EVENTS

     In July 1999, the Company announced that it had signed a definitive purchase and sale agreement ("PSA") to acquire the assets of ENSTAR Natural Gas Company and to acquire Alaska Pipeline Company (together known as "ENSTAR") from Ocean Energy, Inc. (the "Seller"). The Company received regulatory approval and closed on the transaction on November 1, 1999. The Company bought ENSTAR for approximately $290,000,000 in cash, which included $58,700,000 (or 100%) of ENSTAR's debt, all of which was owed to the Seller. The acquisition will be accounted for using the purchase method of accounting. ENSTAR Natural Gas Company will be a division of SEMCO Energy, Inc. and, at year end, the Company will be reorganized so that SEMCO Energy Gas Company will also be a division of SEMCO Energy, Inc.
     ENSTAR Natural Gas Company currently serves more than 100,000 customers in the Anchorage, Alaska area. Alaska Pipeline Company delivers natural gas from several producing fields in south central Alaska to ENSTAR Natural Gas Company's distribution system. The Company financed the ENSTAR acquisition through an unsecured "bridge" loan facility. The facility matures within one year following the date that the Company initially borrows under such facility. Prepayments of $56,000,000 will be required on the six and nine month anniversary of the funding date of November 1, 1999. The Company anticipates that permanent financing to replace the bridge loan facility will include a combination of equity and debt securities.
     In October 1999, the Company announced that it will redeem, on November 18, 1999, all outstanding shares of its $2.3125 Series A Convertible Cumulative Preferred Stock and all outstanding shares of its Series A, B, C and D Cumulative Preferred Stock of its subsidiary, SEMCO Energy Gas Company. Holders of the 6,168 outstanding shares of $2.3125 Series A Convertible Cumulative Preferred Stock will have the option of receiving either $25 in cash or 4.11 shares of the Company's common stock for each share redeemed. The Company will pay cash of $105 per share to holders of the 31,000 outstanding shares of Series A, B, C and D Cumulative Preferred Stock.
     On November 2, 1999, the Company announced the acquisition of Pinpoint Locators, Inc. ("Pinpoint"). Pinpoint is an engineering field services company that performs conventional and global positioning system (GPS) surveys of both interstate pipelines and fiber optic communication routes. Pinpoint will operate as a division of Maverick Pipeline Services, Inc.

                  PART I - FINANCIAL INFORMATION - (CONTINUED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS  OF  OPERATIONS

     SEMCO Energy, Inc. and its subsidiaries (the "Company") had a net loss of $2,165,000 (or $0.12 per share) for the quarter ended September 30, 1999 compared to a net loss of $2,357,000 (or $0.14 per share) for the quarter ended September 30, 1998. On a weather-normalized basis, the net loss for the quarter ended September 30, 1999 would have been approximately $1,602,000 (or $0.09 per share) compared to a net loss of approximately $1,677,000 (or $0.10 per share) for the same period of the prior year. The Company determines weather-normalized results by comparing actual gas usage per customer during a particular period to the average of weather-normalized customer gas usage for the same period of previous years. The weather-normalized customer gas usage is determined by adjusting actual customer gas usage during a particular period by a ratio, the numerator of which is an average of degree days during the same period of the prior ten years, and the denominator is the actual degree days for that particular period.
     The Company had net income of $8,360,000 (or $0.47 per share) for the nine months ended September 30, 1999 compared to $3,575,000 (or $0.23 per share) for the same nine-month period of 1998. On a weather-normalized basis, net income for the nine months ended September 30, 1999 would have been approximately $10,890,000 (or $0.62 per share) compared to approximately $8,215,000 (or $0.53 per share) for the same period of the prior year. The net income for the nine months ended September 30, 1999 includes income of $729,000 after tax (or $0.04 per share) from the divestiture of the Company's energy marketing business. The net income for the nine months ended September 30, 1998 includes income of $1,784,000 after tax (or $0.11 per share) from a change in accounting method for property taxes, income of $1,708,000 after tax (or $0.11 per share) from the divestiture of the Company's investment in the NOARK Pipeline System Partnership ("NOARK") and an extraordinary charge of $499,000 after tax (or $0.03 per share) from the early redemption of a portion of the Company's long-term debt.
     The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual results of operations is earned during the first and fourth quarters of the year. Therefore, the Company's results of operations for the three months and nine months ended September 30, 1999 and 1998 are not necessarily indicative of results for a full year.

                                                     Three months         Nine months        Twelve months
                                                         ended               ended               ended
                                                     September 30,       September 30,       September 30,
                                                  ------------------  ------------------  ------------------
                                                    1999      1998      1999      1998      1999      1998
                                                  --------  --------  --------  --------  --------  --------
                                                        (dollars in thousands, except per share amounts)
Net income (loss) as reported. . . . . . . . . .  $(2,165)  $(2,357)  $ 8,360   $ 3,575   $14,825   $11,972

Impact on net income (loss) of the following:
   Colder (warmer) than normal weather . . . . .  $  (563)  $  (680)  $(2,530)  $(4,640)  $(5,070)  $(5,140)
   Divestiture of NOARK investment . . . . . . .  $     -   $     -   $     -   $ 1,708   $     -   $ 6,733
   Divestiture of marketing business . . . . . .  $     -   $     -   $   729   $     -   $   729   $     -
   Change in accounting method . . . . . . . . .  $     -   $     -   $     -   $ 1,784   $     -   $ 1,784
   Extraordinary charge. . . . . . . . . . . . .  $     -   $     -   $     -   $  (499)  $     -   $  (499)

Net income (loss) excluding the foregoing items.  $(1,602)  $(1,677)  $10,161   $ 5,222   $19,166   $ 9,094
EPS excluding the foregoing items. . . . . . . .  $ (0.09)  $ (0.10)  $  0.58   $  0.34   $  1.09   $  0.60


     Net income for the twelve months ended September 30, 1999 was $14,825,000 (or $0.84 per share) compared to $11,972,000 (or $0.79 per share) for the twelve months ended September 30, 1998. On a weather-normalized basis, net income would have been approximately $19,895,000 (or $1.13 per share) for the twelve months ended September 30, 1999 compared to approximately $17,112,000 (or $1.12 per share) for the same period of the prior year. The net income for the twelve months ended September 30, 1999 includes the income discussed above of $729,000 after tax (or $0.04 per share) related to the divestiture of the energy marketing business. The net income for the twelve months ended September 30, 1998 includes income of $1,784,000 after tax (or $0.12 per share) from the change in accounting method, income of $6,733,000 after tax (or $0.44 per share) from the divestiture of NOARK and an extraordinary charge of $499,000 after tax (or $0.03 per share) from the early redemption of long-term debt.
     The business segment analyses on the next several pages provide additional information regarding the variances in operating results when comparing the three, nine and twelve months ended September 30, 1999 to the same periods of the prior year.


SUMMARY  OF  BUSINESS  SEGMENTS

     The Company operates four business segments: gas distribution, engineering services, pipeline construction services and propane, pipelines and storage. The Company's gas distribution segment distributes and transports natural gas to approximately 250,000 customers within the state of Michigan. The engineering services segment has offices in New Jersey, Michigan, Louisiana and Texas and provides a variety of energy related engineering and quality assurance services in several states. The pipeline construction services segment provides primarily pipeline construction services in Georgia, Iowa, Kansas, Michigan, Missouri, Nebraska, Tennessee and Texas. The propane, pipelines and storage segment sells approximately 5 million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin and operates natural gas transmission, gathering and storage facilities in Michigan. The Company sold the subsidiary comprising its energy marketing business effective March 31, 1999.
     The following table shows the operating revenues and operating income of each of the Company's business segments as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the consolidated financial statements. Corporate and other includes intercompany eliminations, corporate related expenses not allocated to the business segments and the results of other smaller operations.


                                         Three  Months         Nine  Months         Twelve  Months
                                             Ended                Ended                 Ended
                                         September  30,       September  30,        September  30,
                                      -------------------  --------------------  --------------------
                                        1999      1998       1999       1998       1999       1998
                                      --------  ---------  ---------  ---------  ---------  ---------
                                                              (in thousands)
OPERATING REVENUES
  Gas Distribution . . . . . . . . .  $19,294   $ 24,359   $132,983   $130,219   $186,986   $201,838
  Engineering Services . . . . . . .    3,388      9,952     12,767     22,344     31,789     23,839
  Construction Services. . . . . . .   18,752      7,635     35,468     16,862     44,511     25,529
  Propane, Pipelines and Storage . .    1,217      1,187      4,445      3,155      6,142      3,907
  Energy Marketing . . . . . . . . .       --     74,880     96,904    291,481    203,310    496,380
  Corporate and other  . . . . . . .   (2,654)    (4,938)    (7,461)   (13,236)   (10,972)   (26,963)
                                      --------  ---------  ---------  ---------  ---------  ---------
    Consolidated Operating Revenues.  $39,997   $113,075   $275,106   $450,825   $461,766   $724,530
                                      ========  =========  =========  =========  =========  =========

OPERATING INCOME (LOSS)
  Gas Distribution . . . . . . . . .  $(2,017)  $ (1,686)  $ 19,915   $ 12,348   $ 29,930   $ 21,844
  Engineering Services . . . . . . .     (494)       764       (586)     1,911        440      2,124
  Construction Services. . . . . . .    1,736        309        811       (978)     1,688        (94)
  Propane, Pipelines and Storage . .      268        250      1,435        998      2,022      1,363
  Energy Marketing . . . . . . . . .       --        755       (341)    (2,548)     1,513     (3,931)
  Corporate and other. . . . . . . .     (759)      (391)    (1,685)      (683)    (2,897)      (817)
                                      --------  ---------  ---------  ---------  ---------  ---------
    Consolidated Operating Income. .  $(1,266)  $      1   $ 19,549   $ 11,048   $ 32,696   $ 20,489
                                      ========  =========  =========  =========  =========  =========


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


GAS  DISTRIBUTION

     The Company's gas distribution business ("Gas Company") had an operating loss of $2,017,000 for the quarter ended September 30, 1999 compared to an operating loss of $1,686,000 for the quarter ended September 30, 1998. On a weather-normalized basis, the Gas Company's operating loss would have been approximately $1,167,000 for the third quarter of 1999 compared to approximately $686,000 for the same quarter of the prior year. The Gas Company typically has losses during the third quarter because it delivers less gas during the summer months.


                                          Three months           Nine months          Twelve months
                                             ended                 ended                 ended
                                          September 30,         September 30,         September 30,
                                       --------------------  --------------------  --------------------
                                         1999       1998       1999       1998       1999       1998
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                            (dollars in thousands)
Gas sales revenue . . . . . . . . . .  $ 15,618   $ 21,060   $ 116,921  $ 118,377  $ 165,244  $ 186,320
Cost of gas sold. . . . . . . . . . .     7,974     13,525      73,384     77,665    105,107    125,326
                                       ---------  ---------  ---------  ---------  ---------  ---------
  Gas sales margin. . . . . . . . . .  $  7,644   $  7,535   $  43,537  $  40,712  $  60,137  $  60,994
Gas transportation revenue. . . . . .     3,241      2,826      13,502      9,981     18,353     13,581
Other operating revenue . . . . . . .       435        473       2,560      1,861      3,389      1,937
                                       ---------  ---------  ---------  ---------  ---------  ---------
  Gross margin. . . . . . . . . . . .  $ 11,320   $ 10,834   $  59,599  $  52,554  $  81,879  $  76,512
Operating expenses. . . . . . . . . .    13,337     12,520      39,684     40,206     51,949     54,668
                                       ---------  ---------  ---------  ---------  ---------  ---------

Operating income. . . . . . . . . . .  $ (2,017)  $ (1,686)  $  19,915  $  12,348  $  29,930  $  21,844
                                       =========  =========  =========  =========  =========  =========

Weather-normalized operating income .  $ (1,167)  $   (686)  $  23,515  $  19,298  $  37,380  $  29,594
                                       =========  =========  =========  =========  =========  =========


Volumes sold (MMcf) . . . . . . . . .     2,082      2,193      22,276     22,414     32,108     35,654
Volumes transported (MMcf). . . . . .     4,891      4,882      19,464     16,589     26,667     22,392
Number of customers at end of period.   249,633    243,275     249,633    243,275    249,633    243,275
Degree days . . . . . . . . . . . . .       152         80       4,126      3,558      6,135      5,960
Percent colder (warmer) than normal .    (26.1%)    (64.3%)     (8.3%)    (21.0%)    (11.4%)    (14.2%)

     GAS SALES MARGIN - The Gas Company's gas sales margin for the third quarter of 1999 increased by $109,000 when compared to the third quarter of 1998. The increase over the prior period was due primarily to additional gas sales to new customers and gas sales margins from the Company's new third-party gas supply and storage arrangement, offset partially by a decrease in gas sales margin of approximately $400,000 due primarily to a shift in customers to transportation as a result of the Company's multi-location aggregation program offered to customers. Temperatures during the quarter ended September 30, 1999 and 1998 were similar and thus contributed little to the increase in gas sales margin between quarters. Under normal weather conditions, gas sales margin for the quarter ended September 30, 1999 and 1998 would have been higher by approximately $850,000 and $1,000,000, respectively.
     The third-party gas supply and storage arrangement is with TransCanada Gas Services, Inc. ("TransCanada"). Under this agreement, TransCanada provides the Gas Company's natural gas requirements and manages the Gas Company's natural gas supply and the supply aspects of transportation and storage operations for the three-year period that began April 1, 1999. Also effective April 1, 1999, and as authorized in a September 1998 Michigan Public Service Commission ("MPSC") order, the Gas Company reduced and froze its gas charge at $3.24 per thousand cubic feet ("Mcf") and suspended its gas cost recovery ("GCR") clause for a period of three years. The suspension of the GCR clause means that the Gas Company cannot recover from customers any amounts by which its gas costs exceed a weighted average cost of gas in excess of $3.24 per Mcf during the three-year period. However, as occurred in the second and third quarters of 1999, it also means that the Gas Company is able to retain a portion of the sales margin on the sale of gas if its gas costs are below $3.24 per Mcf. See Note 2 in the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for additional information on the MPSC order and the gas supply management arrangement with TransCanada.
     The aggregation program, which was effective April 1, 1998, provides all commercial and industrial customers the opportunity to aggregate multiple service locations and purchase their gas from a third-party supplier, while allowing the Gas Company to continue charging the existing distribution fees and customer fees. The program is referred to as the Aggregated Transportation Service ("ATS") program. Distribution and customer fees associated with customers who have switched to third-party gas suppliers are recorded in gas transportation revenue rather than gas sales revenue because the Gas Company is now acting as a transporter for those customers. Thus, the $400,000 decrease in gas sales margin attributable to customers participating in the ATS program is offset by a corresponding increase in gas transportation revenue. The aggregation program was approved in the October 1997 Order of the Michigan Public Service Commission ("1997 rate case") (see Note 2 in the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K).
     During the nine months ended September 30, 1999, when compared to the same period of 1998, there were increases in gas sales margin of approximately $6,300,000 due to sales margins earned from the sale of gas under the TransCanada arrangement, a portion of which may be non-recurring, and additional gas sales resulting from colder weather and the addition of new customers. These increases were offset partially by a decrease in gas sales margin as a result of customers participating in the ATS program. The combination of these items caused an overall increase in gas sales margin of $2,825,000 when comparing the nine-month periods.
     During the twelve months ended September 30, 1999, gas sales margin decreased by $857,000 when compared to the twelve months ended September 30, 1998. Customers participating in the ATS program caused a shift of approximately $4,900,000 from gas sales margin to transportation revenue. This decrease was offset partially by the impact of additional gas sales, which resulted from cooler weather and the addition of new customers, and sales margins from the sale of gas under the TransCanada arrangement, a portion of which may be non-recurring.

     GAS TRANSPORTATION REVENUE - For the three, nine and twelve months ended September 30, 1999, gas transportation revenue increased by $415,000, $3,521,000 and $4,772,000, respectively, when compared to the same periods of 1998. The increases relate primarily to customers participating in the new ATS program. As discussed above, the increase in gas transportation revenue as a result of participation in the ATS program is generally offset by a corresponding decrease in gas sales margin.

     OTHER OPERATING REVENUE - During the nine months and twelve months ended September 30, 1999, other operating revenue of the Gas Company increased by $699,000 and $1,452,000, respectively, when compared to the same periods of 1998. The increase is due primarily to additional balancing charges related to the new ATS program and an increase in various miscellaneous fees.

     OPERATING EXPENSES - The Gas Company's operating expenses increased by $817,000 during the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Operating expenses for the third quarter of 1998 include a one-time reduction in employee benefit expenses of $860,000 related to the 1998 early retirement program (refer to Note 9 in the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for information on the early retirement program). Excluding this one-time item, operating expenses for the third quarter of 1999 would have decreased by $43,000 when compared to the same quarter of 1998. Uncollectible gas accounts decreased by $300,000 and there was an overall decrease in general and administrative expenses of approximately $300,000. These decreases were offset partially by an increase of approximately $200,000 for information technology expenses related primarily to year 2000 ("Y2K") computer remediation and an increase of approximately $400,000 for depreciation and property taxes on additional property, plant and equipment placed in service.
     Operating expenses decreased by $522,000 during the nine months ended September 30, 1999 compared to the same period of 1998. Approximately $1,100,000 of the decrease is attributable to an overall reduction in general and administrative expenses due to cost cutting measures undertaken during the past year and reductions in compensation and employee benefit expenses due primarily to lower employee levels as a result of the Company's early retirement program and changes to the Company's employee benefit plans. Approximately $500,000 of the decrease in operating expenses was due to lower uncollectible gas accounts and approximately $1,000,000 relates to property taxes. The $1,000,000 decrease in property taxes is made up of a reduction of $1,150,000 based on pending appeals of prior years' personal property assessments and a recent study made public by the State of Michigan, offset partially by an increase in taxes associated with additional property, plant and equipment placed in service. The Gas Company filed appeals over the past two years claiming that its utility property was over-assessed. The recent study confirms the Gas Company's claim regarding utility property assessments and thus significantly increases the likelihood of recovering the overpaid taxes. Approximately 55% to 60% of the $1,150,000 reduction in property tax expense relates to taxes expensed in prior years and the remainder relates to reductions for 1999.
     The above decreases in operating expenses were offset partially by a number of increases. Information technology expense, primarily Y2K computer remediation, increased by approximately $800,000 and incentive compensation increased by approximately $300,000 due primarily to lower incentive compensation in the prior nine-month period as a result of lower Company earnings. Depreciation expense also increased by $600,000 as a result of additional property, plant and equipment placed in service. There was also an increase of $344,000 due to the absence during the current nine-month period of a one-time reduction in employee benefit expenses incurred during the first nine months of the prior year related to the 1998 early retirement program.
     During the twelve months ended September 30, 1999, operating expenses decreased by $2,719,000 when compared to the twelve months ended September 30, 1998. Approximately $2,600,000 of the decrease is attributable to an overall reduction in general and administrative expenses due to cost cutting measures undertaken during the past twelve months and reductions in compensation and employee benefit expenses due primarily to lower employee levels as a result of the Company's early retirement program and changes to the Company's employee benefit plans. Uncollectible gas accounts decreased by approximately $1,100,000 due primarily to increased collection efforts and lower gas sales as a result of warm weather. Property taxes decreased by $1,300,000 due primarily to the pending appeals discussed above. These decreases in expenses during the twelve months ended September 30, 1999 were offset partially by increases in certain other expenses. There was an increase of approximately $900,000 in information technology expense related primarily to Y2K computer remediation and an increase of $1,100,000 in depreciation expense as a result of new property, plant and equipment placed in service. In addition, there was an increase of $344,000 due to the absence during the current twelve-month period of a one-time reduction in employee benefit expenses incurred during the twelve months ended September 30, 1998 related to the 1998 early retirement program.


ENGINEERING  SERVICES

     The Company's engineering services business ("Engineering Services") had an operating loss of $494,000 for the third quarter of 1999 compared to operating income of $764,000 for the third quarter of 1998. Engineering Services is comprised of two companies, Maverick Pipeline Services, Inc. ("Maverick") and Oilfield Materials Consultants, Inc. ("OMC"). The acquisition of Maverick, in December 1997, was accounted for as a purchase. Therefore, the consolidated financial statements and the table below include the results of Maverick's operations since December 1997. The acquisition of OMC, in November 1998, was accounted for as a pooling of interests and, accordingly, the consolidated financial statements and the table below have been restated to include the financial results of OMC as if it were part of the Company for all of periods presented.
     In September 1999, Maverick purchased the assets and certain liabilities of Drafting Services, Inc. ("DSI") in a transaction accounted for using the purchase method of accounting. DSI specializes in surveying and drafting services for interstate pipeline companies and will be operated as a division of Maverick.


                            Three months         Nine months         Twelve months
                               ended               ended                ended
                            September 30,       September 30,        September 30,
                         ------------------  -------------------  ------------------
                           1999      1998      1999       1998      1999      1998
                         --------  --------  ---------  --------  --------  --------
                                            (dollars in thousands)
Operating revenues. . .  $ 3,388   $  9,952  $ 12,767   $ 22,344  $ 31,789  $ 23,839
Operating expenses. . .    3,882      9,188    13,353     20,433    31,349    21,715
                         --------  --------  ---------  --------  --------  --------
Operating income (loss)  $  (494)  $    764  $   (586)  $  1,911  $    440  $  2,124
                         ========  ========  =========  ========  ========  ========

Billed hours. . . . . .   74,000    170,000   266,000    416,000   436,000   487,000
                         ========  ========  =========  ========  ========  ========

     OPERATING REVENUES - Engineering Services' operating revenues decreased by $6,564,000 and $9,577,000 during the three and nine months ended September 30, 1999, respectively, compared to the same periods of the prior year. The decrease in operating revenues is due primarily to lower turnkey revenues and pipeline inspection revenues as a result of a slowdown and deferral of pipeline projects in various sectors of the energy industry due to lower energy prices. Given this decrease in business activity, operating revenues and operating income for the engineering services segment for the year ended December 31, 1999 will most likely be significantly lower than in 1998.
     During the twelve months ended September 30, 1999, Engineering Services' operating revenues increased by $7,950,000 when compared to the twelve months ended September 30, 1998. The increase in revenues is attributable primarily to a major turnkey project worked on during mid to late 1998 offset partially by a decrease in revenues during the first nine months of 1999 due to a slowdown and deferral of projects, as noted previously.

     OPERATING EXPENSES - During the three and nine months ended September 30, 1999, Engineering Services' operating expenses decreased by $5,306,000 and $7,080,000, respectively, when compared to the same periods of 1998. The decrease is due primarily to lower project costs as a result of the decrease in level of projects during the same periods offset somewhat by unanticipated clean-up expenses incurred during the nine months ended September 30, 1999 related to a pipeline turnkey project completed in 1998.
     Operating expenses increased by $9,634,000 during the twelve months ended September 30, 1999 compared to the same period of the prior year. Most of the increase is attributable to expenses of a major turnkey project worked on during mid to late 1998 offset partially by lower expenses during the first nine months of 1999 due to a slowdown and deferral of projects, as noted previously.


CONSTRUCTION  SERVICES

     The Company's construction services business ("Construction Services") generated operating income of $1,736,000 during the third quarter of 1999 compared to operating income of $309,000 for the third quarter of 1998. Underground construction businesses generally incur operating losses during the winter and spring months when underground construction is inhibited and generate the majority of their operating income during the summer and fall months.
     The Company added to its construction business with two acquisitions in September 1999. Flint Construction Co. ("Flint"), which is located in Georgia and has approximately 225 employees, provides specialized construction services for natural gas distribution companies and interstate pipeline companies in the southeastern United States. Long's Underground Technologies, Inc. ("Long") has approximately 125 employees and provides construction services to natural gas distribution companies and telecommunication companies in Texas.
     Construction Services' operating results for the three, nine and twelve months ended September 30, 1999 and 1998 include the results of the following businesses for the periods subsequent to their acquisition dates:


  Company                                         Acquisition Date
------------------------------------------------  ----------------
  Sub-Surface Construction Co. ("Sub-Surface") .  August 1997
  King Energy & Construction Co. ("King"). . . .  May 1998
  K&B Construction, Inc. ("K&B") . . . . . . . .  February 1999
  Iowa Pipeline Associates, Inc. ("Iowa"). . . .  April 1999
  Flint Construction Co. ("Flint") . . . . . . .  September 1999
  Long's Underground Technologies, Inc. ("Long")  September 1999

     Construction Services' results also include the operating losses of an overhead-line construction company started in Florida in January of 1998. The operations of this business were halted in mid-1998 in response to lower than expected business levels and earnings. The operating losses of the start-up overhead-line business were approximately $800,000 for the nine and twelve months ended September 30, 1998.


                           Three months ended       Nine months ended       Twelvemonths ended
                              September 30,           September 30,            September 30,
                         ----------------------  -----------------------  -----------------------
                            1999        1998        1999        1998         1999        1998
                         ----------  ----------  ----------  -----------  ----------  -----------
                                                  (dollars in thousands)
Operating revenues. . .  $   18,752  $    7,635  $   35,468  $   16,862   $   44,511  $   25,529
Operating expenses. . .      17,016       7,326      34,657      17,840       42,823      25,623
                         ----------  ----------  ----------  -----------  ----------  -----------
Operating income (loss)  $    1,736  $      309  $      811        (978)  $    1,688  $      (94)
                         ==========  ==========  ==========  ===========  ==========  ===========

Feet of pipe installed.   1,966,000   1,320,000   4,142,000   2,888,000    5,685,000   4,288,000
                         ==========  ==========  ==========  ===========  ==========  ===========

     OPERATING REVENUES - Construction Services' operating revenues increased 146% to $18,752,000 during the third quarter of 1999, compared to the third quarter of 1998. The increase is due primarily to the revenues of K&B, Iowa, Flint and Long, which were all acquired after the third quarter of 1998, and increases in the revenues of Sub-Surface and King. Operating revenues during the nine and twelve months ended September 30, 1999 increased by $18,606,000 and $18,982,000 when compared to the same periods of the prior year. The increase in revenues from one period to the next is due primarily to the timing of business acquisitions because each period includes only the results of companies subsequent to their acquisition dates.

     OPERATING EXPENSES - The operating expenses of Construction Services for the three, nine and twelve months ended September 30, 1999 increased $9,690,000, $16,817,000 and $17,200,000 when compared to the same periods ended September 30, 1998. The increase is due primarily to the timing of acquisitions as discussed in the operating revenues section above.


PROPANE,  PIPELINES  AND  STORAGE


                                Three months ended    Nine months ended       Twelve months ended
                                    September 30,        September 30,           September 30,
                                ------------------  ----------------------  ----------------------
                                  1999      1998       1999        1998        1999        1998
                                --------  --------  ----------  ----------  ----------  ----------
                                                    (dollars in thousands)
Operating revenues . . . . . .  $  1,217  $  1,187  $    4,445  $    3,155  $    6,142  $    3,907
Operating expenses . . . . . .       949       937       3,010       2,157       4,120       2,544
                                --------  --------  ----------  ----------  ----------  ----------
Operating income (loss). . . .  $    268  $    250  $    1,435  $      998  $    2,022  $    1,363
                                ========  ========  ==========  ==========  ==========  ==========

Propane volumes sold (gallons)   635,000   474,000   2,870,000   1,028,000   4,209,000   1,028,000
                                ========  ========  ==========  ==========  ==========  ==========

     OPERATING REVENUES - The operating revenues of the Company's propane, pipelines and storage business for the third quarter of 1999 were comparable to those during the third quarter of the prior year. During the nine and twelve months ended September 30, 1999, operating revenues increased by $1,290,000 and $2,235,000, respectively, when compared to the same periods of 1998. The increases in both the nine and twelve month periods are due primarily to the operating revenues of Hotflame Gas, Inc. ("Hotflame") which was acquired on March 31, 1998. The acquisition of Hotflame was accounted for as a purchase and therefore, only the results of operations since April 1998 are included in the Company's operating results.

     OPERATING INCOME - The operating income from propane, pipelines and storage increased during the nine and twelve months ended September 30, 1999 by $437,000 and $659,000, respectively, when compared to the same periods of the prior year. These increases are due primarily to pipeline expense reductions and the operations of Hotflame. As discussed above, the nine and twelve months ended September 30, 1998 include the results of Hotflame only since its acquisition on March 31, 1998.
     On a weather-normalized basis, the operating income of the propane, pipelines and storage business for the three, nine and twelve months ended September 30 1999 would have been higher by approximately $22,000, $280,000 and $342,000, respectively. Operating income, on a weather-normalized basis, would have been approximately $46,000 higher for the three months ended September 30, 1998 and $215,000 higher for the nine and twelve months ended September 30, 1998. The impact of weather on the operating income of the propane, pipelines and storage segment relates entirely to the propane business.


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


                          Three months       Nine months         Twelve months
                             ended             ended                 ended
                          September 30,     September 30,        September 30,
                         --------------  -------------------  -------------------
                         1999    1998      1999      1998       1999      1998
                         -----  -------  --------  ---------  --------  ---------
                                        (dollars in thousands)
Gas marketing revenues.  $   -  $74,880  $96,904   $291,481   $203,310  $496,380
Cost of gas marketed. .      -   73,121   95,681    289,531    199,913   493,091
                         -----  -------  --------  ---------  --------  ---------
Gas marketing margin. .  $   -  $ 1,759  $ 1,223   $  1,950   $  3,397  $  3,289
Operating expenses. . .      -    1,004    1,564      4,498      1,884     7,220
                         -----  -------  --------  ---------  --------  ---------

Operating income (loss)  $   -  $   755  $  (341)  $ (2,548)  $  1,513  $ (3,931)
                         =====  =======  ========  =========  ========  =========

     GAS MARKETING MARGIN - Gas marketing margin decreased during the nine months ended September 30, 1999 by $727,000 and increased during the twelve months ended September 30, 1999 by $108,000 when compared to the same periods in 1998. The increase between twelve month periods is due primarily to restructuring activities that occurred in 1998 offset partially by the impact of the sale of the gas marketing business. During 1998, Energy Services terminated agreements with all of its third-party gas marketing companies in an effort to reduce risks, eliminate lower margin transactions and improve profitability. The sale of Energy Services has resulted in no gas marketing revenues since March 31, 1999, the effective date of the sale, and is the primary reason for the decrease in gas marketing margins between the nine-month periods.

     OPERATING EXPENSES - Energy Services' operating expenses decreased during the nine and twelve months ended September 30, 1999 by $2,934,000 and $5,336,000, respectively, compared to the same periods of the prior year. The decreases were due in part to lower incentive payments to the Company's third-party gas marketers and the termination of gas marketing agreements with these companies as discussed above. The sale of Energy Services also contributed to the decrease in operating expenses incurred.


OTHER  INCOME  AND  DEDUCTIONS


                                           Three months ended   Nine months ended     Twelve months ended
                                              September 30,       September 30,          September 30,
                                           ------------------  --------------------  --------------------

                                             1999      1998      1999       1998       1999       1998
                                           --------  --------  ---------  ---------  ---------  ---------
                                                              (dollars in thousands)
Divestiture of NOARK investment . . . . .  $     -   $     -   $      -   $  1,480   $  3,568   $  9,210
Divestiture of energy marketing business.        -         -      1,122          -      1,122          -
Interest expense. . . . . . . . . . . . .   (3,946)   (3,746)   (11,616)   (10,974)   (15,452)   (14,868)
Dividends on preferred stock. . . . . . .      (48)      (48)      (144)      (145)      (192)      (193)
Other income (deductions) . . . . . . . .      968        72      1,617        976      1,477      1,089
                                           --------  --------  ---------  ---------  ---------  ---------
    Total other income (deductions) . . .  $(3,026)  $(3,722)  $ (9,021)  $ (8,663)  $ (9,477)  $ (4,762)
                                           ========  ========  =========  =========  =========  =========

     DIVESTITURE OF NOARK INVESTMENT - The Company sold its investment in NOARK in January 1998 after a number of write-downs and reserve adjustments related to the investment. Refer to Management's Discussion and Analysis and Note 15 in the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for additional information related to the NOARK investment.

     DIVESTITURE OF ENERGY MARKETING BUSINESS - The Company sold the subsidiary comprising its energy marketing business effective March 31, 1999. The divestiture resulted in a gain of $1,122,000 ($729,000 after tax) which is reflected in the results for the nine months and twelve months ended September 30, 1999.

     INTEREST EXPENSE - During the third quarter of 1999, interest expense increased $200,000 compared to the third quarter of 1998. The increase is due primarily to increases in debt levels to finance the Company's capital expenditure and acquisition program offset partially by the repayment of short-term debt with the proceeds from the Company's sale of 1.82 million shares of its common stock in August 1998. Interest expense for the nine and twelve months ended September 30, 1999 increased by $642,000 and $584,000, respectively, when compared to the same periods in 1998. The increases were due generally to the same items that caused the increases between the quarters.

     OTHER INCOME (DEDUCTIONS) - Other income during the three, nine and twelve months ended September 30, 1999 increased by $896,000, $641,000 and $388,000, respectively, compared to the same periods of 1998. Approximately $800,000 of the increase relates to life insurance proceeds received upon the death of a retired executive of the Company. When comparing the nine and twelve month periods, the increase in other income as a result of the life insurance proceeds was partially offset by a reduction in various miscellaneous income items of the gas distribution business.


INCOME  TAXES

     Income taxes for the three, nine and twelve months ended September 30, 1999 increased (decreased) by ($763,000), $2,073,000 and $3,354,000, respectively, when compared to the same periods of the prior year. The change in income taxes, when comparing one period to another is due primarily to changes in pre-tax earnings and any adjustments necessary for compliance with tax laws and regulations.


ACCOUNTING  METHOD  CHANGE  AND  EXTRAORDINARY  ITEM

     The Company changed its method of accounting for property taxes during the first quarter of 1998. The cumulative effect of the change in accounting method increased earnings by $1,784,000 after taxes for the nine and twelve months ended September 30, 1998. The Company also incurred an extraordinary charge of $499,000 after taxes in the second quarter of 1998 for the early redemption of all of its outstanding 8.625% debentures due April 15, 2017. The extraordinary charge is reflected in net income for the nine and twelve months ended September 30, 1998. Refer to Note 1 of the Notes to the Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for more information on these items.


LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH FLOWS - Net cash from operating activities for the three and nine months ended September 30, 1999, as compared to the same periods of the prior year, increased by $5,200,000 and $933,000, respectively. The change in operating cash flows is significantly influenced by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of receipts and payments.
     During the three months and nine months ended September 30, 1999, the Company spent approximately $8,246,000 and $21,801,000, respectively, on property additions and anticipates spending an additional $4,200,000 during the remainder of 1999. As discussed below, the Company also plans to incur additional expenditures for business acquisitions during the remainder of 1999.


                                               Three months      Nine months
                                                  ended            ended
                                               September 30,    September 30,
                                              ---------------  ----------------
CAPITAL INVESTMENTS                            1999     1998    1999     1998
-------------------                           -------  ------  -------  -------
                                                    (dollars in thousands)
Property additions - gas distribution. . . .  $ 6,005  $5,780  $14,188  $15,263
Property additions - diversified businesses.    2,241     735    7,613    2,018
Business acquisitions (a)  . . . . . . . . .   10,273       -   14,297    6,283
                                              -------  ------  -------  -------
                                              $18,519  $6,515  $36,098  $23,564
                                              =======  ======  =======  =======

(a) Includes net cash paid, debt incurred and the value of Company stock issued for acquisitions.

     Financing activities contributed $25,514,000 in funds during the third quarter of 1999, primarily from borrowings on notes payable, offset partially by the payment of dividends. The notes payable were utilized primarily to fund seasonal working capital needs, capital expenditures and for general corporate purposes.
     In October 1999 the Company's Board of Directors declared a regular quarterly cash dividend on common stock of $.205 per share payable on November 15, 1999 to shareholders of record at the close of business on November 5, 1999. In April 1999, the Company announced it has discontinued the practice of declaring a five percent stock dividend.

     FUTURE FINANCING - The Company's operating cash flow needs, as well as dividend payments and capital expenditures for the balance of 1999, are expected to be met primarily through operating activities and the utilization of short-term lines of credit. In addition to a committed facility for the acquisition discussed below, at September 30, 1999, the Company had $110,000,000 of short-term credit facilities, of which $45,700,000 was unused.
     At September 30, 1999, the Company also had $142,700,000 in remaining authorization on the $200,000,000 universal shelf registration filed in July 1998. The universal shelf registration includes debt securities and common stock of the Company and trust preferred securities of SEMCO Capital Trust.
     The Company expects to acquire additional businesses during the remainder of 1999 and will likely raise the required capital through a combination of utilizing short-term lines of credit and issuing common stock.
     In July 1999, the Company announced that it had signed a definitive purchase and sale agreement to acquire the assets of ENSTAR Natural Gas Company and to acquire the Alaska Pipeline Company (together known as "ENSTAR") from Ocean Energy, Inc. (the "Seller"). The Company received regulatory approval and closed on the transaction on November 1, 1999. The Company bought ENSTAR for approximately $290,000,000 in cash, which included $58,700,000 (or 100%) of ENSTAR's debt, all of which was owed to the Seller. The Company financed the ENSTAR acquisition through an unsecured "bridge" loan facility. The facility matures within one year following the date that the Company initially borrows under such facility. Prepayments of $56,000,000 will be required on the six and nine month anniversary of the funding date of November 1, 1999. The Company anticipates that permanent financing to replace the bridge loan facility will include a combination of equity and debt securities.
     The  Company  sells  new  shares  of  common stock through its Direct Stock
Purchase and Dividend Reinvestment Plan ("DRIP") on a monthly basis. The Company has determined that it does not need the additional equity capital being generated through DRIP sales. Therefore, starting in May 1999, the Company began purchasing shares of its common stock on the open market to offset the number of shares sold through the DRIP.
     In October 1999, the Company announced that it will redeem, on November 18, 1999, all outstanding shares of its $2.3125, Series A Convertible Cumulative Preferred Stock and Series A, B, C, and D Cumulative Preferred Stock of its subsidiary, SEMCO Energy Gas Company. Holders of the 6,168 outstanding shares of $2.3125, Series A Convertible Cumulative Preferred Stock will have the option of receiving $25 in cash for each share redeemed or 4.11 shares of the Company's common stock for each share redeemed. The Company will pay cash of $105 per share to holders of the 31,000 outstanding shares of Series A, B, C, and D Cumulative Preferred Stock.
     See Note 6 of the Notes to the Consolidated Financial Statements for a discussion of the amounts to be paid in conjunction with the sale of NOARK.


YEAR  2000

     STATE OF READINESS - The Company uses computer systems, equipment, software and related devices ("technology systems") that have date-sensitive embedded technology , which if not modified, might not have been able to distinguish between the year 1900 and the year 2000 ("Y2K"). If not corrected, this could have caused the Company to, among other things, report inaccurate data, issue inaccurate bills or incur gas delivery problems. The Company has initiated an enterprise-wide plan to prepare for Y2K (the "Y2K Plan"). The Y2K Plan has four phases: (i) identification; (ii) remediation; (iii) testing; and (iv) contingency planning. The identification phase includes identification, inventory, assessment, and prioritization plan development for all technology systems. The remediation phase involves the upgrading, modification, or replacement of technology systems. The testing phase includes testing the remediated technology systems to ensure that they accurately handle the year 2000 date, and monitoring the remediated systems to ensure that Y2K problems are not reintroduced. The contingency planning phase involves the development of contingency plans to address certain risk scenarios.
     The Y2K Plan is being used for traditional information technology ("IT") which includes essential business systems such as payroll, billing, accounting systems, wide area networks, local area networks, personal computers, etc. The Company is also using the Y2K Plan for process control computers and embedded systems contained in buildings, equipment and the gas supply and delivery systems.
     The Company has completed all four phases of its Y2K Plan for all businesses except those acquired subsequent to August 31, 1999 (Flint, Long, DSI and ENSTAR). Based on due diligence reviews, the Company believes that these companies have plans in place that adequately address Y2K issues related to their critical internal technology systems. These businesses have completed the identification and remediation phases and are currently in the testing and contingency planning phases. The Company believes these businesses will have all critical Y2K testing and contingency planning done before year end.
     The Company has inquired of third parties, i.e., vendors, suppliers and customers, which have a material relationship with the Company, as to the status of their Y2K readiness. To date, the Company has not received all of the responses from these third parties and, therefore, is unable to state with reasonable assurance the status of their readiness for Y2K. However, the Company has met with all critical suppliers of natural gas and power to the Company and has been reasonably assured of their Y2K readiness.

     COST OF REMEDIATION - The Company is expensing the cost of modifications to technology systems as incurred, while capitalizing and amortizing the cost of new software over its useful life. The Company estimates that the total expense of the Y2K Plan is approximately $2.3 to $2.5 million. Expenses incurred through September 30, 1999 related to the Y2K Plan were approximately $2.2 million. The Company has incurred an opportunity cost for implementing the Y2K Plan, thus deferring potentially beneficial IT projects.

     RISK ASSESSMENT - The Company has identified what it believes are the most significant worst case Y2K scenarios. These scenarios are (i) interference with the Company's ability to receive and deliver gas to customers and perform services for customers; (ii) interference with the Company's ability to monitor gas pressure and safety throughout the Company's gas distribution system; (iii) interference with communications during safety related emergencies and (iv) interference with the Company's ability to bill and receive payments from customers. These scenarios could result in the Company not being able to deliver gas or perform other services for a period of time, which could have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company's Y2K Plan is being used to address these worse case scenarios. Contingency plans will be in place and executed, if needed, to further mitigate the risks associated with these scenarios.
     The Company expects that its Y2K Plan will be adequate to address its Y2K issues and has developed contingency plans to further assure that vital functions of the Company dependent on third parties will continue uninterrupted. Contingency plans include existence of short-term in-house capabilities (e.g., back-up power generation) and diversification of goods and services among multiple suppliers (e.g., pipeline companies). However, there are functions, which cannot be duplicated, such as the local telephone network, which remain a vulnerability to the Company. Of course, there can be no assurance as to whether the contingency plans will successfully address all contingencies that may arise. In the event that the Company is unsuccessful in addressing its Y2K issues, there could be a material adverse effect on the Company's liquidity, financial condition and results of operations.


SUBSEQUENT  EVENTS

     In July 1999, the Company announced that it had signed a definitive purchase and sale agreement to acquire the assets of ENSTAR Natural Gas Company and to acquire Alaska Pipeline Company (together known as "ENSTAR") from Ocean Energy, Inc. (the "Seller"). The Company received regulatory approval and closed on the transaction on November 1, 1999. The Company bought ENSTAR for approximately $290,000,000 in cash, which included $58,700,000 (or 100%) of ENSTAR's debt, all of which was owed to the Seller. The acquisition will be accounted for using the purchase method of accounting. Based on several assumptions, which include the timing and price at which the Company can sell new common equity and the Company's ability to achieve certain synergies, the acquisition of ENSTAR is expected to be accretive to both earnings per share and cash flow beginning in the first full year following closing. ENSTAR Natural Gas Company will be a division of SEMCO Energy, Inc. and, at year end, the Company will be reorganized so that SEMCO Energy Gas Company will also be a division of SEMCO Energy, Inc.
     ENSTAR Natural Gas Company currently serves more than 100,000 customers in the Anchorage, Alaska area. Alaska Pipeline Company delivers natural gas from several producing fields in south central Alaska to ENSTAR Natural Gas Company's distribution system. The Company financed the ENSTAR acquisition through an unsecured "bridge" loan facility. The facility matures within one year following the date that the Company initially borrows under such facility. Prepayments of $56,000,000 will be required on the six and nine month anniversary of the funding date of November 1, 1999. The Company anticipates that permanent financing to replace the bridge loan facility will include a combination of equity and debt securities.
     On November 2, 1999, the Company announced the acquisition of Pinpoint Locators, Inc. ("Pinpoint"). Pinpoint is an engineering field services company that performs conventional and global positioning system (GPS) surveys of both interstate pipelines and fiber optic communication routes. Pinpoint will operate as a division of Maverick Pipeline Services, Inc.


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


                           PART II - OTHER INFORMATION



ITEM  1.          LEGAL  PROCEEDINGS.

          None.


ITEM  2.          CHANGES  IN  SECURITIES.

          During the third quarter of 1999, the Company issued 1,767 shares of unregistered common stock to the members of its Board of Directors in exchange for services rendered, valued at $26,675.

          In September 1999 the Company issued 107,744 shares of unregistered common stock valued at $1,599,998 as part of the transaction to acquire the outstanding stock of Long's Underground Technologies, Inc. The shares were issued to the following:

     Long's  Excavation,  Inc.                                   40,404
     The  Bank  of  Cherry  Creek,  N.A.,  as  Escrow  Agent     67,340

          The preceding transactions are exempt from registration under Section 4(2) of the 1933 Securities Act.


ITEM  3.          Not  applicable.


ITEM  4.          Not  applicable.


ITEM  5.          Not  applicable.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     List  of  Exhibits  -  (See  page  __  for  the  Exhibit  Index.)

-     Articles  of  Incorporation  of  SEMCO  Energy, Inc., as restated June 25,
      1999.
-     Bylaws--last  revised  October  14,  1999.
-     Note  Agreement  dated  as  of  June  1,  1994,  relating  to  issuance of
      $80,000,000  of  long-term  debt.
-     Rights  Agreement  dated  as  of  April  15,  1997  with Continental Stock
      Transfer  &  Trust  Company,  as  Rights  Agent.
-     Note  Agreement  dated  as  of  October  1,  1997, relating to issuance of
      $60,000,000  of  long-term  debt.
- Form of Indenture relating to Senior Debt Securities dated as of October 23, 1998, with NBD Bank as Trustee.
- Credit Agreement dated as of October 7, 1999 Among SEMCO Energy, Inc. as Borrower, the Banks named in the Credit Agreement as Banks, Banc of America Securities LLC as Arranger, and Bank of America, N.A. as Administrative Agent.
-     Short-Term  Incentive  Plan  as  amended  June  10,  1999.
-     1997  Long-Term  Incentive  Plan.

                     PART II - OTHER INFORMATION (CONTINUED)


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K.  (CONTINUED)

     (a)     List of Exhibits - (See page __ for the Exhibit Index.) (Continued)

-     Stock Option Certificate and Agreement dated October 10, 1996 with William
      L.  Johnson.
- Stock Option Certificate and Agreement dated February 26, 1997 with William L. Johnson.
-     Employment  Agreement  dated  October  10,  1996, with William L. Johnson.
- Change of Control Employment Agreement dated October 10, 1996, with William L. Johnson.
- Form of Change in Control Agreement effective March 20, 1998, for all officers except Mr. Johnson.
- Asset Purchase Agreement dated August 9, 1997 between Sub-Surface Construction Co., Stewart Kniff and SEMCO Energy Construction Co., First Amendment to Asset Purchase Agreement, Amendment to Leased Equipment
      Purchase Agreements and Asset Purchase Agreement, List of Schedules and Exhibits and Agreement to Furnish Schedules and Exhibits.
- Purchase Agreement between the Company and Merrill Lynch & Co., etc., pertaining to an offering of 1,600,000 Shares of Common Stock.
- Distribution Agreement between the Company and Merrill Lynch & Co., etc., pertaining to an offering of $150,000,000 Medium-Term Notes and Form of Medium Term Note.
- Agreement and Plan of Merger dated as of October 30, 1998, between the Company, SEMCO Consultants, Inc. and Jimmy C. Foster and the Press Release announcing the merger.
-     Executive  Security  Agreement.
-     Split-Dollar  Agreement.
- Deferred Compensation and Stock Purchase Agreement for Outside Directors for 1999.
- Stock Purchase Agreement dated March 15, 1999 concerning the sale of the stock in SEMCO Energy Services, Inc.
- Purchase and Sale Agreement dated as of July 15, 1999, with Ocean Energy, Inc. for the acquisition of ENSTAR Natural Gas Company and Alaska Pipeline Company.
-     Ratio  of  Earnings  to  Fixed  Charges.
-     Financial  Data  Schedule.
-     Announcement  of  agreement  to  sell  SEMCO  Energy  Services,  Inc.
-     Announcement  of  dividend  policy  change.


     (b)     Reports  on  Form  8-K.

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

                                        SEMCO  ENERGY,  INC.
                                                (Registrant)



Dated:  November  5,  1999
                                        By: /s/Sebastian  Coppola
                                            ---------------------
                                            Sebastian  Coppola
                                            Senior  Vice  President  and
                                            Principal Accounting  and
                                            Financial  Officer

                                  EXHIBIT INDEX
                                    Form 10-Q
                               Third Quarter 1999
                                                                                Filed
                                                                         ----------------------
 Exhibit                                                                                 By
   No.     Description                                                   Herewith     Reference
------     -----------                                                   --------     ---------

  2      Plan of Acquisition, etc. . . . . . . . . . . . . . . . . . . . .  NA          NA
  3.1    Articles of Incorporation of SEMCO Energy, Inc., as
         restated June 25, 1999.(q). . . . . . . . . . . . . . . . . . . .              x
  3.2    Bylaws--last revised October 14, 1999.. . . . . . . . . . . . . .  x
  4.1    Note Agreement dated as of June 1, 1994, relating to issuance
         of $80,000,000 of long-term debt.(a). . . . . . . . . . . . . . .              x
  4.2    Rights Agreement dated as of April 15, 1997 with Continental
         Stock Transfer & Trust Company, as Rights Agent.(c) . . . . . . .              x
  4.3    Note Agreement dated as of October 1, 1997, relating to
         issuance of $60,000,000 of long-term debt.(f) . . . . . . . . . .              x
  4.4    Form of Indenture relating to Senior Debt Securities dated
         as of October 23, 1998, with NBD Bank as Trustee.(h). . . . . . .              x
  4.5    Credit Agreement dated as of October 7, 1999 Among
         SEMCO Energy, Inc. as Borrower, the Banks named in the
         Credit Agreement as Banks, Banc of America Securities LLC
         as Arranger, and Bank of America, N.A. as Administrative Agent. .  x
 10      Material Contracts.
 10.1    Short-Term Incentive Plan as amended June 10, 1999.(q). . . . . .              x
 10.2    1997 Long-Term Incentive Plan.(b) . . . . . . . . . . . . . . . .              x
 10.3    Stock Option Certificate and Agreement dated
         October 10, 1996 with William L. Johnson.(c). . . . . . . . . . .              x
 10.4    Stock Option Certificate and Agreement dated
         February 26, 1997 with William L. Johnson.(c) . . . . . . . . . .              x
 10.5    Employment Agreement dated October 10, 1996, with
         William L. Johnson.(d). . . . . . . . . . . . . . . . . . . . . .              x
 10.6    Change of Control Employment Agreement dated
         October 10, 1996, with William L. Johnson.(d) . . . . . . . . . .              x
 10.7    Form of Change in Control Agreement effective
         March 20, 1998, for all officers except Mr. Johnson.(g) . . . . .              x
 10.8    Asset Purchase Agreement dated August 9, 1997
         between Sub-Surface Construction Co., Stewart Kniff and
         SEMCO Energy Construction Co., First Amendment to
         Asset Purchase Agreement, Amendment to Leased Equipment
         Purchase Agreements and Asset Purchase Agreement, List of
         Schedules and Exhibits and Agreement to Furnish Schedules
         and Exhibits.(e). . . . . . . . . . . . . . . . . . . . . . . . .              x
 10.9    Purchase Agreement between the Company and Merrill
         Lynch & Co., etc., pertaining to an offering of 1,600,000 Shares
         of Common Stock.(i) . . . . . . . . . . . . . . . . . . . . . . .              x
 10.10   Distribution Agreement between the Company and Merrill
         Lynch & Co., etc., pertaining to an offering of $150,000,000
         Medium-Term Notes and Form of Medium Term Note.(j). . . . . . . .              x
 10.11   Agreement and Plan of Merger dated as of October 30, 1998, between the Company, SEMCO Consultants, Inc. and
         Jimmy C. Foster and the Press Release announcing the
         merger.(k). . . . . . . . . . . . . . . . . . . . . . . . . . . .              x
 10.12   Executive Security Agreement.(m). . . . . . . . . . . . . . . . .              x
 10.13   Split-Dollar Agreement.(m). . . . . . . . . . . . . . . .                      x
 10.14   Deferred Compensation and Stock Purchase Agreement for
         Outside Directors for 1999.(m). . . . . . . . . . . . . .                      x
 10.15   Stock Purchase Agreement dated March 15, 1999 concerning
         the sale of the stock in SEMCO Energy Services, Inc.(o) .                      x
 10.16   Purchase and Sale Agreement dated as of July 15, 1999,
         with Ocean Energy, Inc. for the acquisition of ENSTAR
         Natural Gas Company and Alaska Pipeline Company.(p) . . .                      x
 11      Statement re computation of per share earnings. . . . . . . . . .  NA          NA
 12      Ratio of Earnings to Fixed Charges. . . . . . . . . . . . . . . .  x
 15      Letter re unaudited interim financial information.. . . . . . . .  NA          NA
 18      Letter re change in accounting principle. . . . . . . . . . . . .  NA          NA
 19      Report furnished to security holders. . . . . . . . . . . . . . .  NA          NA
 22      Published report regarding matters submitted to a vote
         of security holders.. . . . . . . . . . . . . . . . . . . . . . .  NA          NA
 23      Consent of Independent Public Accountants.. . . . . . . . . . . .  NA          NA
 24      Power of Attorney.. . . . . . . . . . . . . . . . . . . . . . . .  NA          NA
 27      Financial Data Schedule.. . . . . . . . . . . . . . . . . . . . .  x
 99.1    Announcement of agreement to sell SEMCO Energy
         Services, Inc.(l) . . . . . . . . . . . . . . . . . . . .                      x
 99.2    Announcement of dividend policy change.(n). . . . . . . .                      x


Key  to  Exhibits  Incorporated  by  Reference

(a) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
(b) Filed March 6, 1997 as part of SEMCO Energy, Inc.'s 1997 Proxy Statement, dated March 7, 1997, File No. 0-8503.
(c)     Filed  with  SEMCO  Energy,  Inc.'s  Form 10-K for 1996, dated March 27,
        1997,  File  No.  0-8503.
(d) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1997, File No. 0-8503.
(e) Filed with SEMCO Energy, Inc.'s Form 8-K dated August 13, 1997, File No. 0-8503.
(f) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1997, File No. 0-8503.
(g) Filed with SEMCO Energy, Inc.'s Form 10-Q/A for the quarter ended March 31, 1998, File No. 0-8503.
(h) Filed with SEMCO Energy, Inc.'s Registration Statement, Form S-3, Nos. 333-58715 and 333-58715-01, filed July 8, 1998.
(i) Filed with SEMCO Energy, Inc.'s Form 8-K dated August 13, 1998, File No. 0-8503.
(j) Filed with SEMCO Energy, Inc.'s Form 8-K dated October 21, 1998, File No. 0-8503.
(k) Filed with SEMCO Energy, Inc.'s Form 8-K dated November 5, 1998, File No. 0-8503.
(l) Filed with SEMCO Energy, Inc.'s Form 8-K dated March 23, 1999, File No. 0-8503.
(m)     Filed  with  SEMCO  Energy,  Inc.'s  Form 10-K for 1998, dated March 26,
        1999,  File  No.  0-8503.
(n) Filed with SEMCO Energy, Inc.'s Form 8-K dated April 22, 1999, File No. 0-8503.
(o) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1999, File No. 0-8503.
(p)     Filed  with  SEMCO Energy, Inc.'s Form 8-K dated July 16, 1999, File No.
        0-8503.
(q) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended June 30, 1999, File No. 0-8503.