Form 10-K405
period 1999-12-31
SEMCO ENERGY INC
filed 2000-03-20
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---   ACT OF 1934
               FOR  THE  FISCAL YEAR ENDED DECEMBER 31, 1999

        TRANSITION REPORT PURSUANT TO  SECTION  13  OR  15(d)  OF THE SECURITIES
  ---   EXCHANGE  ACT  OF  1934
               For  the  transition  period  from  ___________  to  ___________

                        Commission file number 001-15565

                               SEMCO Energy, Inc.
             (Exact name of registrant as specified in its charter)

                MICHIGAN                               38-2144267
      (State  of  incorporation)                   (I.R.S.  Employer
                                                   Identification  No.)

   405 WATER STREET, PORT HURON, MICHIGAN                48060
(Address  of  principal  executive  offices)          (Zip  Code)

                                  810-987-2200
           (Registrant's  telephone  number,  including  area code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:
                                                    Name  of  each  exchange  on
       Title  of  each  class                              which  registered
       ----------------------                              -----------------
   COMMON  STOCK,  $1  PAR  VALUE                    NEW  YORK  STOCK  EXCHANGE



Securities  registered  pursuant  to  Section  12(g)  of  the  Act:  None



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of February 29, 2000 was $188,902,548 based on 15,741,879 shares held by non-affiliates and the closing price on that day (New York Stock Exchange).

Number of outstanding shares of the Registrant's Common Stock as of February 29, 2000: 17,918,619

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 18, 2000 Annual Meeting of Shareholders are incorporated by reference in Part III. Portions of the Registrant's 1999 Annual Report to Shareholders (filed as exhibit 13 to this Form 10-K) are incorporated by reference in Part I, Item 1 and Part II, Items 5,6, 7, 7A and 8, from such exhibits as noted herein.

                        T A B L E   O F   C O N T E N T S

                                                                           PAGE
CONTENTS                                                                  NUMBER


PART  I

ITEM     1.     BUSINESS                                                     1

ITEM     2.     PROPERTIES                                                   7

ITEM     3.     LEGAL  PROCEEDINGS                                           8

ITEM     4.     SUBMISSION  OF MATTERS TO A VOTE OF SECURITY HOLDERS         9


PART  II

ITEM     5.     MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND
                RELATED  STOCKHOLDER  MATTERS                                9

ITEM     6.     SELECTED  FINANCIAL  DATA                                    9

ITEM     7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                CONDITION  AND  RESULTS  OF  OPERATIONS                     10

ITEM     7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
                MARKET  RISKS                                               10

ITEM     8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA             10

ITEM     9.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                ACCOUNTING  AND  FINANCIAL  DISCLOSURE                      10


PART  III

ITEM  10.       DIRECTORS  AND  EXECUTIVE  OFFICERS  OF THE REGISTRANT      10

ITEM  11.       EXECUTIVE  COMPENSATION                                     11

ITEM  12.       SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
                AND  MANAGEMENT                                             12

ITEM  13.       CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS          12


PART  IV

ITEM  14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON  FORM  8-K                                               12

SIGNATURES                                                                  17

                            KEY TO ABBREVIATED TERMS

AMR (Automated Meter Reading) a meter reading system that employs radio waves to collect natural gas consumption data

ATS (Aggregated Transportation Service) program that allows commercial and industrial gas distribution customers in Michigan to purchase their gas from third-party gas suppliers with the Company transporting the gas

Bcf A measure of natural gas volumes equivalent to one billion cubic feet

Degree Day   A  measure  of  coldness  computed  by  the  number of degrees the average  daily  temperature  falls  below  65  degrees  Fahrenheit

DRIP         Direct  Stock  Purchase  and  Dividend  Reinvestment  Plan

FASB         Financial  Accounting  Standards  Board

FERC         Federal  Energy  Regulatory  Commission

FOS (Field Order System) a computerized dispatching system for field service calls

GCR (Gas Cost Recovery) a process by which the Gas Distribution Business, through annual gas cost proceedings before the MPSC, can recover the prudent and reasonable cost of gas sold

Mcf A measure of natural gas volumes equivalent to one thousand cubic feet

MMcf         A   measure of natural gas volumes equivalent to one million cubic feet

MPSC         Michigan  Public  Service  Commission

PGA (Purchased Gas Adjustment) a process by which the Gas Distribution business, through annual gas cost proceedings before the RCA, can recover the prudent and reasonable cost of gas sold

RCA          Regulatory  Commission  of  Alaska

SFAS         Statement  of  Financial  Accounting  Standards

Tcf A measure of natural gas volumes equivalent to one trillion cubic feet

FORWARD-LOOKING  STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections of SEMCO Energy Inc. and its subsidiaries (the "Company"). Statements that are not historical facts, including statements about the Company's outlook, beliefs, plans, goals, and expectations, are forward-looking statements. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical areas where the Company does business; (iii) the capital intensive nature of the Company's business; (iv) increased competition within the energy industry as well as from alternative forms of energy; (v) the timing and extent of changes in commodity prices for natural gas and propane; (vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) the Company's ability to bid on and win construction, engineering and quality assurance contracts; (viii) the impact of energy prices on the amount of projects and business available to the Company's engineering services segment; (ix) the nature, availability and projected profitability of potential investments available to the Company; (x) the Company's ability to accomplish its financing objectives in a timely and cost-effective manner in light of changing conditions in the capital markets, and in particular, the Company's ability to refinance, in a timely and cost-effective manner, the $290,000,000 short-term bridge loan obtained to finance the acquisition of ENSTAR Natural Gas Company and Alaska Pipeline Company, and (xi) the Company's ability to operate and integrate acquired businesses in accordance with its plans.




                                     PART I


ITEM  1.     BUSINESS


SEMCO  ENERGY,  INC.

SEMCO Energy, Inc. is a diversified energy services and infrastructure holding company headquartered in southeastern Michigan. It was founded in 1950 as Southeastern Michigan Gas Company. SEMCO Energy, Inc. and its subsidiaries (the "Company") operate four business segments: (1) gas distribution; (2) pipeline construction services; (3) engineering services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". The Company sold the subsidiary comprising its energy marketing business effective March 31, 1999. In addition, several business acquisitions were made during 1999. These acquisitions are discussed in the following business segment sections. The Company had approximately 1,632 employees  at  December  31,  1999.

GAS  DISTRIBUTION

The Company's gas distribution business segment operates in Michigan and Alaska. The Alaska-based operation, which consists of ENSTAR Natural Gas Company and Alaska Pipeline Company (together known as "ENSTAR"), was acquired on November 1, 1999 for approximately $290,000,000. The acquisition of ENSTAR was accounted for as a purchase and therefore, the consolidated financial statements and the table below include the results of ENSTAR's operations since November 1, 1999. The success of the ENSTAR acquisition is, in part, dependent on the synergies obtained in combining ENSTAR with the Company's other gas distribution operations, the Company's ability to operate ENSTAR in accordance with its plans and the Company's ability to accomplish its permanent financing related to the ENSTAR acquisition in a timely and cost-effective manner in light of changing conditions in the capital markets.

     The Michigan gas distribution operation and ENSTAR are referred to together as the "Gas Distribution Business". The Michigan gas distribution operation and ENSTAR Natural Gas Company operate as divisions of SEMCO Energy, Inc. SEMCO Energy Gas Company, which had conducted the Michigan gas distribution operation, was merged into SEMCO Energy, Inc. on December 31, 1999. Alaska Pipeline Company operates as a subsidiary of SEMCO Energy, Inc.
     The Gas Distribution Business distributes and transports natural gas to residential, commercial and industrial customers and is the Company's largest business segment. Set forth in the table below is gas sales and transportation information for the past three years:




Years ended December 31,                    1999(b)     1998      1997
-----------------------------------------  ---------  --------  --------

GAS SALES REVENUE (IN THOUSANDS):
  Residential . . . . . . . . . . . . . .  $ 137,407  $118,220  $139,538
  Commercial. . . . . . . . . . . . . . .     38,451    42,041    66,577
  Industrial. . . . . . . . . . . . . . .      6,763     6,439    12,065
                                           ---------  --------  --------
    Total gas sales revenue (a) . . . . .  $ 182,621  $166,700  $218,180
                                           =========  ========  ========

GAS TRANSPORTATION REVENUE (IN THOUSANDS)  $  22,369  $ 14,832  $ 13,243
                                           =========  ========  ========

VOLUMES OF GAS SOLD (MMCF):
  Residential . . . . . . . . . . . . . .     28,583    21,946    25,968
  Commercial. . . . . . . . . . . . . . .      8,882     8,840    13,483
  Industrial. . . . . . . . . . . . . . .      1,780     1,461     2,534
                                           ---------  --------  --------
    Total volumes of gas sold (a) . . . .     39,245    32,247    41,985

VOLUMES OF GAS TRANSPORTED (MMCF) . . . .     32,417    23,791    21,373
                                           ---------  --------  --------
TOTAL VOLUMES DELIVERED (a) . . . . . . .     71,662    56,038    63,358
                                           =========  ========  ========

(a) Does not include the sale of excess inventory gas to a third party in 1999.
(b)     1999  results  include  two  months  of  activity  from  ENSTAR.



     Refer to Note 12 of the Notes to the Consolidated Financial Statements on pages 60 and 61 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference from exhibit 13 to this Form 10-K, for the Gas Distribution Business' operating revenues, operating income, assets and other financial information for the past three years.

GAS  SALES - Gas sales  revenue  is  generated  primarily  through  the sale and delivery of natural gas to residential and commercial customers. These customers use natural gas mainly for space heating purposes. Consequently, weather has a significant impact on sales. Given the impact of weather on this business segment, most of its gas sales revenue is earned in the first and fourth quarters of the calendar year. Revenues from gas sales accounted for 50%, 26% and 28% of consolidated operating revenues in 1999, 1998 and 1997, respectively. If operating revenues from the Company's energy marketing business, which was sold effective March 31, 1999, are excluded, gas sales by the Gas Distribution Business would have accounted for 66%, 68% and 88% of consolidated operating revenues for those three years.
     Competition in the gas sales market arises from alternative energy sources such as electricity, propane and oil. However, this competition is inhibited because of the time, inconvenience and investment for residential and commercial customers to convert to an alternate energy source when the price of natural gas fluctuates. For more information on competition for the Gas Distribution Business, refer to the section titled "Outlook" on pages 29 and 30 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference from exhibit 13 to this Form 10-K.
          An aggregation tariff, which was effective April 1, 1998, provides all Michigan commercial and industrial customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees plus a gas load balancing fee. Refer to the sections titled "Gas Sales Margin" and "Gas Transportation Revenue" on pages 26 and 27 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference from exhibit 13 to this Form 10-K, for further information regarding the impact of the aggregation tariff on gas sales and transportation revenue.

TRANSPORTATION - The Gas Distribution Business provides transportation services to its large-volume commercial and industrial customers. This service offers those customers the option of purchasing natural gas directly from producers or marketing companies while utilizing the Gas Distribution Business' distribution network to transport the gas to their facilities.
     Alaska Pipeline Company ("APC") owns and operates the only natural gas transmission lines in its service area that are operated for utility purposes. APC's transmission system delivers natural gas from producing fields in southcentral Alaska to ENSTAR's Anchorage-based gas distribution system. APC's only customer is ENSTAR Natural Gas Company.
     The market price of alternate energy sources such as coal, electricity, oil and steam is the primary competitive factor affecting the demand for transportation. Certain large industrial customers have some ability to convert to another form of energy if the price of natural gas increases significantly. Partially offsetting the impact of price sensitivity has been the use of natural gas as an industrial fuel because of clean air legislation and the resultant pressures on industry and electric utilities to reduce emissions from their plants.
     As is the case with many gas distribution utilities, there has been downward pressure on transportation rates due to the potential risk for industrial customers and electric generating plants located in close proximity to interstate natural gas pipelines to bypass the Company and connect directly to such pipelines. However, management is currently unaware of any significant bypass efforts by the Company's customers. The Company has and would continue to address any such efforts by offering special services and contractual arrangements designed to retain these customers on the Company's system. Customers in ENSTAR's service territory are currently precluded from bypassing ENSTAR's transportation and distribution system due to the limited availability of gas transmission systems and the large distances between producing fields and the locations of current customers.

CUSTOMER BASE - At December 31, 1999, the Michigan gas distribution operation had approximately 255,000 customers. The largest concentration of customers, approximately 100,000, is located in southeastern Michigan. The remaining Michigan customers are located in and around the following communities: Battle Creek, Albion, Holland, Three Rivers, Niles, Marquette and Houghton. The Michigan customer base is diverse and includes residential, commercial and industrial customers. The largest customers include power plants, food production facilities, paper processing plants, furniture manufacturers and others in a variety of other industries. The average number of customers in Michigan has increased by an average of approximately 3% annually during the past three years. By contrast, the customer growth rate for the U.S. gas distribution industry has averaged approximately 1% annually during the past three years.
     At December 31, 1999, ENSTAR had approximately 102,000 customers in and around the Anchorage, Alaska area including the communities of Big Lake, Bird Creek, Butte, Chugiak, Eagle River, Eklutna, Girdwood, Houston, Indian, Kenai, Knik, Nikiski, Palmer, Peters Creek, Portage, Sterling, Soldotna, Wasilla and Whittier. ENSTAR is the sole distributor of natural gas to the greater Anchorage metropolitan area, and its service area encompasses approximately 50% of the population of Alaska. ENSTAR has two types of customers: gas sales and transportation. Gas sales customers are primarily residential and commercial. ENSTAR provides transportation service to power plant sites, a liquified natural gas plant, an ammonia plant, and hundreds of commercial locations on behalf of gas producers and gas marketers. The average number of customers at ENSTAR has increased by an average of approximately 3% annually during the past three years.

GAS SUPPLY - The Gas Distribution Business has agreements with TransCanada Gas Services, Inc. ("TransCanada"), under which TransCanada provides the Company's natural gas requirements and manages the Company's natural gas supply and the supply aspects of transportation and storage operations in Michigan for the three year period that began April 1, 1999. For additional information about this agreement, refer to Note 2 of the Notes to the Consolidated Financial Statements on pages 47 and 48 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference from exhibit 13 to this Form 10-K. The Gas Distribution Business owns underground storage facilities in Michigan with a working capacity of 5.0 billion cubic feet ("Bcf"). In addition, it leases 6.5 Bcf of storage from Eaton Rapids Gas Storage System and 4.5 Bcf from non-affiliates in Michigan. The owned and leased storage capacity equals 35% to 40% of the Company's average annual gas sales volumes in Michigan. SEMCO Gas Storage Company (an affiliated company) is a 50% owner of Eaton Rapids Gas Storage System.

     ENSTAR has a gas purchase contract (the "Marathon Contract") with Marathon Oil Company ("Marathon") that has been approved by the Regulatory Commission of Alaska ("RCA") and is a "requirements" contract with no specified daily deliverability or annual take-or-pay quantities. Marathon has agreed to deliver all of ENSTAR's gas requirements in excess of those provided for in other presently existing gas supply contracts, subject to certain exceptions, until the commitment has been exhausted. However, ENSTAR's purchase obligations and Marathon's delivery obligations are set at specified annual amounts after 2001. The contract has a base price and is subject to an annual adjustment based on changes in the price of certain traded oil futures contracts plus reimbursement for any severance taxes and other charges.
     ENSTAR also has an RCA-approved gas purchase contract with the Municipality of Anchorage, Chevron U.S.A., Inc. and ARCO Alaska, Inc. (the "Beluga Contract") which provides for the delivery of up to approximately 220 Bcf of gas through the year 2009. The pricing mechanism in the Beluga Contract is similar to that contained in the Marathon Contract.
     Based on gas purchases during the twelve months ended December 31, 1999, which are not necessarily indicative of the volume of future purchases, gas reserves committed to ENSTAR under the Marathon and Beluga Contracts are sufficient to supply all of ENSTAR's expected gas supply requirements through the year 2001. After that time supplies will still be available under the Marathon and Beluga contracts in accordance with their terms, but at least a portion of ENSTAR's requirements are expected to be satisfied outside the terms of these contracts, as currently in effect.
     The Michigan-based gas distribution operation is served by four major interstate pipelines: (1) Panhandle Eastern Pipe Line Company; (2) Northern
Natural Gas Company; (3) Great Lakes Gas Transmission Company and (4) ANR Pipeline Company. Currently, ENSTAR's supply source, primarily though the Marathon and Beluga Contracts, is confined to the Cook Inlet area with no direct access to other natural gas pipelines. However, the Cook Inlet area is home to major gas producing fields, with proven and producing reserves of approximately
2.6 trillion cubic feet ("Tcf"). An additional 2.3 Tcf of undiscovered gas in the Cook Inlet area has been estimated by the United States Geological Survey and Minerals Management Service.

RATES AND REGULATION - The rates of gas distribution customers located in the City of Battle Creek, Michigan and surrounding communities are subject to the jurisdiction of the City Commission of Battle Creek. The Michigan Public Service Commission ("MPSC") authorizes the rates charged to all of the remaining Michigan customers. ENSTAR is subject to regulation by the RCA which has jurisdiction over, among other things, rates, accounting procedures, and standards of service. The RCA order approving the Company's acquisition of ENSTAR provides that ENSTAR's existing rates remain in effect on an interim basis and requires the Company to file revenue requirement and cost of service information by July 1, 2000.
     Management periodically reviews the adequacy of the Gas Distribution Business' rates and files requests for rate increases whenever it is deemed necessary and appropriate. However, a recent rate case includes provisions limiting the Company's ability to request a rate increase in Michigan during the three year period that began April 1, 1999. Refer to Note 2 of the Notes to the Consolidated Financial Statements on pages 47 through 49 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference from exhibit 13 to this Form 10-K, for further information on regulatory matters including recent regulatory orders and rate cases.

ENVIRONMENTAL MATTERS - The Gas Distribution Business currently owns seven Michigan sites which formerly housed manufactured gas plants. In the earlier part of the 20th century, gas was manufactured from processes using coal, coke or oil. By-products of this process have left some contamination at these sites. The Gas Distribution Business has submitted plans to the appropriate regulatory authority in the State of Michigan to close one site and begin work at another site. For further information, refer to Note 14 of the Notes to the Consolidated Financial Statements on pages 62 and 63 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference from exhibit 13 to this Form 10-K.

DIVERSIFIED  BUSINESSES

The Company's diversified businesses have grown during the past three years primarily through acquisitions. The following table shows operating revenues for each of the diversified businesses, including intercompany revenues, for 1997 through 1999:




Years Ended December 31,            1999     1998     1997
---------------------------------  -------  -------  -------
                                       (in thousands)
Operating Revenues
  Pipeline Construction Services.  $58,272  $25,904  $13,207
  Engineering Services. . . . . .   17,486   41,366    5,660
  Propane, Pipelines and Storage.    6,284    4,852    3,027

The  amounts  in  the  above  table  include  intercompany  transactions.

     Refer to Note 12 of the Notes to the Consolidated Financial Statements on pages 60 and 61 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference from exhibit 13 to this Form 10-K, for each of the diversified business' operating revenues, operating income, assets and other financial information for the past three years.


PIPELINE  CONSTRUCTION  SERVICES

The Company's pipeline construction services segment ("Construction Services") operates in the mid-western and southeastern areas of the United States and has offices in Michigan, Tennessee, Kansas, Iowa, Georgia, and Texas as of December 31, 1999. Its primary service is underground pipeline installation and replacement for the natural gas distribution industry. During 1999, the Company made four business acquisitions that not only expanded the geographic reach of Construction Services but also expanded underground construction service offerings in new industries such as telecommunications and water supply. As of December 31, 1999, Construction Services was comprised of six companies that were all acquired during the past three years: (1) Sub-Surface Construction Co.;
(2) King Energy & Construction Co.; (3) K&B Construction, Inc.; (4) Iowa Pipeline Associates, Inc.; (5) Flint Construction Co.; and (6) Long's Underground Technologies, Inc. On December 31, 1999, King Energy & Construction Co. was merged into Flint Construction Co. There is additional information regarding these acquisitions in Note 3 of the Notes to the Consolidated Financial Statements on pages 49 through 51 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference from exhibit  13  to  this  Form  10-K.
     Construction Services had operating revenues, excluding intercompany transactions, of $49,965,000, $16,621,000, and $7,484,000 in 1999, 1998 and
1997, respectively. These operating revenues accounted for 17%, 7% and 3% of consolidated operating revenues, excluding energy marketing operating revenues, during those years.
     The natural gas construction services industry is comprised of a highly fragmented group of companies focused primarily on regional or local markets. The top six construction companies in the United States have less than 10% of the market. Approximately 30% of the market represents work done by utility companies' in-house construction operations with the remainder of the market being served by a large number of small and medium-size companies. For more information on competition for Construction Services, refer to the section titled "Outlook" on page 31 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference from exhibit 13 to this Form 10-K.
     Construction  Services'  business  is  seasonal  in  nature.  Most  of this segment's annual profits are made during the summer and fall months. Construction Services generally incurs losses during the winter months when underground construction is inhibited.

ENGINEERING  SERVICES

The Company's engineering services business segment ("Engineering Services") is comprised of two companies, Maverick Pipeline Services, Inc. ("Maverick") and Oilfield Materials Consultants, Inc. ("OMC"). Maverick was acquired in December 1997 and OMC was acquired in November 1998. Maverick purchased the assets and certain liabilities of Drafting Services, Inc. in September 1999 and Pinpoint Locators, Inc. in October 1999. These two businesses are being operated as divisions of Maverick. See Note 3 of the Notes to the Consolidated Financial Statements on pages 49 through 51 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference from exhibit 13 to this Form 10-K, for information regarding acquisitions. Engineering Services has offices in New Jersey, Michigan, Louisiana and Texas and provides a variety of energy related engineering and quality assurance services in several states.
     Engineering Services had operating revenues, excluding intercompany transactions, of $14,841,000, $40,937,000, and $5,660,000 in 1999, 1998 and
1997, respectively. These operating revenues accounted for 5%, 17% and 2% of consolidated operating revenues, excluding energy marketing operating revenues, during those years.
     Engineering Services serves the natural gas distribution and transmission, oil products, exploration/production and telecommunication industries. The primary services provided include engineering design, distribution system design, construction project management, field surveys, global positioning surveys, inspection, testing, pipeline-mill quality assurance and full turn-key service. Engineering Services competes with regional, national and international firms as well as in-house engineering and field service departments. Refer to the section titled "Outlook" on page 32 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference from exhibit 13 to this Form 10-K, for further discussion concerning competition in the engineering services industry.
     There has been a reduction in oil and gas production and related activities due to the downturn in oil prices in late 1998 and early 1999. There has also been a reduction or deferral of new engineering projects for the gas distribution industry due to the cash flow impact on the industry of the warm weather during the past two years. As a result, Engineering Services has experienced a reduction in the level of available projects. Management believes that the level of available projects will increase as gas distribution companies start releasing new engineering projects and as pipeline construction and inspection projects become available as a result of the recovery in oil prices in late 1999.


PROPANE,  PIPELINES  AND  STORAGE

The Company's pipelines and storage operations consist of several pipelines and a gas storage facility. The Company has partial ownership interests or equity interests in certain of these operations. The pipelines and storage operations are all located in Michigan. Refer to Item 2 of this Form 10-K, which is incorporated herein by reference, for additional information on each pipeline and storage facility such as its location and customers. In March 1998, the Company entered the propane distribution business with the acquisition of Hotflame Gas, Inc. and Hotflame Transport Co., Inc. (together known as "Hotflame"). Hotflame supplies approximately 5 million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin. Because propane is used principally for heating, most of the operating income for the propane business is generated in the first and fourth quarters of the calendar year.
     The retail propane industry is highly fragmented with the largest firm in the industry serving less than 10% of the national market and the vast majority of propane companies individually having less than one percent market share. Propane is transported easily in pressurized containers and is generally the fuel used in rural areas where natural gas pipelines and distribution systems do not exist or are uneconomical to build. The Company purchases the majority of its propane from BP Amoco PLC. The propane operation competes with other energy sources such as natural gas, fuel oil, electricity and other regional propane providers. The basis of the competition is generally price and service. The propane business has become increasingly competitive and less profitable, which necessitates large-scale operations to be successful in the long term. The Company will continue to assess regional growth opportunities and the strategic fit of the propane business over the coming year.

ITEM  2.   PROPERTIES


SEMCO  ENERGY,  INC.

The properties of SEMCO Energy, Inc. consist of the net assets of the Michigan gas distribution operation and ENSTAR Natural Gas Company (both of which are divisions of SEMCO Energy, Inc.), equity investments in its subsidiaries, leasehold improvements and office equipment.


GAS  DISTRIBUTION

The gas delivery system of the Michigan gas distribution operation included approximately 153 miles of gas transmission pipelines and 5,222 miles of gas distribution pipelines at December 31, 1999. The pipelines are located throughout the southern half of Michigan's lower peninsula (centered around the cities of Port Huron, Albion, Battle Creek and Holland) and also in the central and western areas of Michigan's upper peninsula. At December 31, 1999, ENSTAR's gas delivery system included approximately 394 miles of gas transmission pipelines and 2,244 miles of gas distribution pipelines. ENSTAR's pipelines are located in Anchorage and other communities around the Cook Inlet area of Alaska.
     The Gas Distribution Business' distribution system and service lines are, for the most part, located on or under public streets, alleys, highways and other public places, or on private property not owned by the Company with permission or consent, except to an inconsequential extent, of the individual owners. The distribution systems and service lines located on or under public streets, alleys, highways and other public places were all installed under valid rights and consents granted by appropriate local authorities.
     The Gas Distribution Business owns underground gas storage facilities in eight depleted salt caverns and two depleted gas fields together with measuring, compressor and transmission facilities. The storage facilities are all located in Michigan. The aggregate working capacity of the storage system is approximately 5.0 Bcf.
     The Gas Distribution Business also owns meters and service lines, gas regulating and metering stations, garages, warehouses and other buildings necessary and useful in conducting its business. It also leases a significant portion of its computer and transportation equipment.


PIPELINE  CONSTRUCTION  SERVICES

The tangible properties of Construction Services include equipment required for the installation, repair or replacement of underground pipelines or similar items. This includes primarily equipment necessary for excavation such as backhoes, trenchers, directional drills and dumptrucks. This equipment can be driven or carried on trailers from one worksite to another. Substantially all of Construction Services' equipment at December 31, 1999 was located in Georgia, Iowa, Kansas, Michigan, Tennessee and Texas.


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

     Set forth in the following table are the equity investments of the propane, pipelines and storage business segment and its ownership percentage and equity investment at December 31, 1999:

                                        Percent      Equity
                                       Ownership   Investment
                                      -----------  -----------
                                      (in thousands of dollars)
Eaton Rapids Gas Storage System. . .      50%      $     4,165
Michigan Intrastate Pipeline System.      50%                0
Michigan Intrastate Lateral System .      50%               42
                                                   -----------

                                                   $     4,207
                                                   ===========

     The Company owns a 50% equity interest in the Eaton Rapids Gas Storage System. This system, located near Eaton Rapids, Michigan, became operational in March 1990 and consists of approximately 12.8 Bcf of underground storage capacity.  The  Gas  Distribution  Business  leases  6.5  Bcf  of  the capacity.
     The Company also owns 50% of the Michigan Intrastate Pipeline System (MIPS") and the Michigan Intrastate Lateral System partnerships. The sole purpose of these partnerships is to hold a 10% ownership of the Saginaw Bay Pipeline Project, a 126-mile pipeline from Michigan's Saginaw Bay area to processing plants in Kalkaska, Michigan. The Company sold its MIPS investment effective January 1, 2000.
     The property of the propane distribution operation consists primarily of pressurized propane storage tanks used by customers to store propane purchased from the Company and trucks for transporting propane. The Company also owns large propane storage tanks that allow the Company to store up to 258,000 gallons of propane inventory. The propane distribution property is all located in Michigan's upper peninsula and northeast Wisconsin.
     The following table sets forth the pipeline operations wholly or partially owned by the Company, the total net property of the project, the Company's
ownership  percentage  and  net  property  at    December  31,  1999:


                               Total         The Company's     The Company's
                           Net Property    Percent Ownership    Net Property
                           -------------  -------------------  --------------
                                       (in thousands of dollars)
Litchfield Lateral. . . .  $      10,118          33%          $        3,339
Greenwood Pipeline. . . .          6,800         100%                   6,800
Eaton Rapids Pipeline . .            853         100%                     853
                           -------------                       --------------
                           $      17,771                       $       10,992
                           =============                       ==============

     The Litchfield Lateral is a 31-mile pipeline located in southwest Michigan. The line, which is leased entirely to ANR Pipeline Company, links the Eaton Rapids Gas Storage System with interstate pipeline supplies. The Litchfield Lateral began operations in February 1993.
     The Greenwood Pipeline, an 18-mile pipeline, was constructed in 1991, to serve Detroit Edison's Greenwood power plant located in Michigan's thumb area. The Company and Detroit Edison have entered into an agreement whereby Detroit Edison has contracted for the entire capacity of the line which amounts to 240 million cubic feet ("MMcf") per day.
     The Eaton Rapids Pipeline is a 7.1 mile pipeline constructed in 1990. It provides direct delivery of gas from the Eaton Rapids Gas Storage System to the Gas Distribution Business' systems in Battle Creek and Albion, Michigan.
     The Company previously owned a 40% interest in the Iosco-Reno System, which consisted of the Iosco County Pipeline and Reno Gas Processing Plant. The
Company  sold  its  interest  during  1999.



ITEM  3.   LEGAL  PROCEEDINGS

None.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.




                                     PART II



ITEM  5.     MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
             STOCKHOLDER  MATTERS


MARKET  INFORMATION  AND  NYSE  LISTING

SEMCO Energy, Inc. Common Stock began trading on the New York Stock Exchange on January 6, 2000 under the trading symbol "SEN". Prior to this date the Company was traded on The Nasdaq Stock Market under the symbol "SMGS." The table below shows high and low quotations of the Company's common stock in the over-the-counter market (as reported in the Wall Street Journal) adjusted to reflect a 5% stock dividend in May 1998.

        1999  Price  Range                       1998  Price  Range
--------------------------------------    -------------------------------------
1999               High         Low       1998               High         Low
--------------------------------------    -------------------------------------
First Quarter     $17-1/2     $14-1/4     First Quarter     $17-7/8     $15-1/4
Second Quarter    $16-7/8     $13-1/4     Second Quarter    $18-3/8     $15-1/4
Third Quarter     $16         $13         Third Quarter     $18         $13-1/8
Fourth Quarter    $15-3/8     $11-5/16    Fourth Quarter    $17-1/2     $14-1/2

     See the cover page for a recent stock price and the number of shares outstanding. The Company issued unregistered shares of its common stock in connection with certain acquisition transactions during the past three years (for additional information, refer to Notes 3 and 5 of the Notes to the Consolidated Financial Statements on page 49, 50, 52 and 53 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference from exhibit 13 to this Form 10-K). See Selected Financial Data in
Item 6 of this Form 10-K for the number of registered common shareholders at year end for the past five years. The Company had 9,214 registered common shareholders at February 29, 2000.


DIVIDENDS

For information regarding dividends, see Notes 5 and 16 of the Notes to the Consolidated Financial Statements on pages 52, 53 and 64 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference from exhibit 13 to this Form 10-K, and Selected Financial Data in item 6 of this Form 10-K.



ITEM  6.     SELECTED  FINANCIAL  DATA

For the information required pursuant to this item, refer to the section titled "Selected Financial Data" in the Company's 1999 Annual Report to Shareholders, pages 66 and 67, which information is incorporated herein by reference from exhibit  13  to  this  Form  10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the information required pursuant to this item, refer to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Shareholders, pages 24 through 39, which information is incorporated herein by reference from exhibit 13 to this Form 10-K.


ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

For the information required pursuant to this item, refer to the section titled "Market Risk Information" on pages 37 and 38 of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference from exhibit  13  to  this  Form  10-K.


ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

For the information required pursuant to this item, refer to the following sections of the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference from exhibit 13 to this Form 10-K:

        Consolidated Statements of Income,  page  40
        Consolidated Statements of Cash  Flows,  page  41
        Consolidated Statements of Financial  Position,  page  42
        Consolidated Statements of Capitalization,  page  43
        Consolidated Statements of Changes in Shareholders' Investment, page 44 Notes to the Consolidated Financial Statements, pages 45 through 64 Report of Independent Public Accountants, page 65


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.




                                     PART III



ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The information appearing under the caption "Information About Directors" in the Company's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company's April 18, 2000 Annual Meeting of Shareholders is incorporated by reference herein. Information about the executive officers of SEMCO Energy, Inc. follows:
     William L. Johnson (age 57) has been Chairman of the Board of Directors since December 1997 and Chief Executive Officer since May 1996. He was also President from May 1996 to September 1999. From 1994 to May 1996 he was Chief Executive Officer of Northern Pipeline Construction Company of Kansas City, Missouri, and from 1990 to 1994 he was President, Gas Service Division of Western Resources, Inc. of Topeka, Kansas.

     Carl W. Porter (age 50) has been President since September 1999 and Chief Operating Officer since July 1996. He was also a Senior Vice President from July 1996 to September 1999. Prior to joining SEMCO Energy, Inc., he was Vice President-Gas Utilities of Itron, Inc., Spokane, Washington, from August 1995 to July 1996. From 1992 to 1995 he was Senior Vice President of Operations of New Jersey Natural Gas, Wall, New Jersey, and from 1990 to 1992 he was Vice President of Operations of Western Resources, Inc., Topeka, Kansas.
     Sebastian Coppola (age 48) has been Senior Vice President and Chief Financial Officer since January 1999. Prior to joining SEMCO Energy, Inc., he was Senior Vice President of Finance, Treasurer and Investor Relations Officer of MCN Energy Group, Inc., Detroit, Michigan, from September 1994 to December 1998. While at MCN Energy Group, Inc., he was also Director of Accounting Services and Investor Relations from October 1988 to August 1994.
     Rudolfo D. Cifolelli (age 59) has been Senior Vice President and Chief Information Officer of SEMCO Energy, Inc. since November 1998. He was President and Owner of OACIS, Inc., Bloomfield, Michigan from June 1996 to October 1998. He was also employed by the GENIX Group, a subsidiary of MCN Energy Group, Inc., Detroit, Michigan, as President and Chief Executive Officer from 1994 to 1996 and President and Chief Operating Officer from 1990 to 1994.
     Barrett Hatches (age 44) became President of ENSTAR Natural Gas Co. (a division of SEMCO Energy, Inc.) in January 2000. He had been Senior Vice President of Human Resources and Public Affairs for SEMCO Energy, Inc. from February 1999 to December 1999, and Vice President of Human Resources and Public Affairs from February 1997 to February 1999. He was Vice President of V. Robinson & Company, Inc., Kansas City, Missouri, from 1996 to February 1997. He was Director of Logistics and Chief Operating Officer - H & N Railroad of North American Salt Company, Overland Park, Kansas, from 1995 to 1996. He worked at Missouri Gas Energy, Kansas City, Missouri, as Director of Field Services from May 1994 to January 1995 and Director of Customer Information from July 1992 to May 1994.
     John E. Schneider (age 51) has been Senior Vice President of Corporate Development for SEMCO Energy, Inc. since September 1999. He was Senior Vice President of SEMCO Energy Ventures, Inc. (a subsidiary of SEMCO Energy, Inc.) from May 1998 to September 1999. Prior to joining the Company, he was self-employed as a management and business consultant from 1994 to May 1998. From 1984 to 1994, Mr. Schneider was President and Chief Executive Officer of Westmark Mortgage Corporation and Westmark Insurance Company, Costa Mesa, California.
     Lila R. Bradley (age 55) has been Vice President of Human Resources and Public Affairs for SEMCO Energy, Inc. since January 2000. She was Director of Human Resources for SEMCO Energy Gas Company from March 1998 to January 2000. Prior to joining SEMCO Energy, Inc., she was Manager of Labor Relations for Burlington Northern Santa Fe Railway from 1988 to March 1998.
     Samuel B. Dallas (age 49) has been Vice President of Finance for SEMCO Energy, Inc. since May 1999. He was Director, Trust Investments at MCN Energy Group, Inc. from 1990 to 1999. Prior to 1990, he held other management positions at MCN Energy Group, Inc. and its affiliate companies including Director of Investor Relations and Director of Corporate Finance.
     Edric R. Mason, Jr. (age 54) has been Treasurer of SEMCO Energy, Inc. since September 1999 and Director of Investor Relations since October 1997. He was also Treasurer of SEMCO Energy Gas Company (a subsidiary of SEMCO Energy, Inc.) from October 1997 to September 1999. From 1987 to October 1997, he was Assistant Treasurer and Manager of Treasury Operations at Delmarva Power & Light Company in Wilmington, Delaware.
     Steven W. Warsinske (age 44) will become Vice President and Controller of SEMCO Energy, Inc. effective April 2000. He has been Vice President and Chief Accounting Officer of SEMCO Energy Gas Company since February 1998. Mr. Warsinske was Vice President of Accounting and Controller of SEMCO Energy Gas Company from 1996 to February 1998 and Secretary and Treasurer from 1988 to
1996.  Prior  to  1988,  he  held  various  positions  with  the  Company.


ITEM  11.     EXECUTIVE  COMPENSATION

The information appearing under the captions "Compensation of Directors and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 18, 2000 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The  information  appearing  under  the  caption  "Stock  Outstanding and Voting
Rights" in the Company's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company's April 18, 2000 Annual Meeting of Shareholders is incorporated by reference herein.


ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information appearing under the captions "Certain Business Relationships of Directors" and "Employment and Related Agreements" in the Company's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company's April 18, 2000 Annual Meeting of Shareholders is incorporated by reference herein.



                                     PART IV



ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  1        All  Financial  Statements.  For  a  list  of financial statements incorporated by reference, see the Part  II, Item 8 of this  10-K.

(a)  2        Financial Statement Schedules.  The  following additional data and schedule  should  be read in  conjunction  with  the  Consolidated
              Financial Statements in Part II, item 8 of this 10-K. Schedules not included herein have been omitted because they are not applicable or the required information is shown in such financial statements or notes thereto.

                                                                   Pages in 10-K
                                                                   -------------

              Report of Independent Public Accountants. . . . . .        13

              Schedule II - Consolidated Valuation and Qualifying
              Accounts for the years ended December 31, 1999,
              1998 and 1997 . . . . . . . . . . . . . . . . . . .        14

(a)  3        Exhibits,  including  those incorporated by reference are on pages
              15 and  16  of  this  10-K.

(b) On November 12, 1999, the Company filed Form 8-K to disclose certain information regarding the acquisition of ENSTAR and to file the Regulatory Commission of Alaska order entitled "Order Approving Applications, Subject to Conditions; and Requiring Filings."

              The Company filed Form 8-K on November 24, 1999, to file (1) the ENSTAR Financial Statements and Notes Thereto for the Years Ended December 31, 1998, 1997 and 1996 and (2) the Company's Pro Forma Financial Statements reflecting the acquisition of ENSTAR.

(c)           The  Exhibits,  if  any,  filed  herewith  are  identified in Item
              14(a) 3 above.

(d) The financial statement schedules filed are identified under Item 14(a) 2 above.

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS



To  SEMCO  Energy,  Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of SEMCO Energy, Inc. included in this Form 10-K, and have issued our report thereon dated January 24, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in item 14 (a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur  Andersen  LLP

Detroit,  Michigan,
  January  24,  2000

SCHEDULE  II


                               SEMCO ENERGY, INC.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)


                                                                        DEDUCTIONS
                                                      ADDITIONS FOR    FROM RESERVE
                                         BALANCE       PROVISIONS     FOR PURPOSE FOR       BALANCE
                                        BEGINNING        CHARGED     WHICH THE RESERVE        END
    DESCRIPTION                         OF PERIOD       TO INCOME       WAS PROVIDED       OF PERIOD
------------------------------------  --------------  -------------  ------------------  -------------

YEAR ENDED DECEMBER 31, 1999
----------------------------

Reserves deducted from receivables
  in the Statement of
  Financial Position:
    Allowances for doubtful accounts  $          632  $       1,115  $              667  $       1,080
                                      ==============  =============  ==================  =============

Reserves deducted from net property,
  Plant  and  equipment  in  the
  Statement of Financial Position     $        1,401  $         241  $                0  $       1,642
                                      ==============  =============  ==================  =============



YEAR ENDED DECEMBER 31, 1998
----------------------------

Reserves deducted from receivables
  in the Statement of
  Financial  Position:
    Allowances for doubtful accounts  $        1,498  $         742  $            1,608  $         632
                                      ==============  =============  ==================  =============

Reserves deducted from net property,
  Plant  and  equipment  in  the
  Statement of Financial Position     $        2,401  $         100  $            1,100  $       1,401
                                      ==============  =============  ==================  =============

Reserves deducted from deferred
  credits and other liabilities in
  the Statement of
  Financial  Position:
    Reserve for NOARK investment      $       25,212  $           0  $           25,212  $           0
                                      ==============  =============  ==================  =============



YEAR ENDED DECEMBER 31, 1997
----------------------------

Reserves deducted from receivables
  in the Statement of
  Financial  Position:
    Allowances for doubtful accounts  $        1,247  $       2,199  $            1,948  $       1,489
                                      ==============  =============  ==================  =============

Reserves deducted from net property,
  Plant and equipment in the
  Statement of Financial Position     $        2,401  $           0  $                0  $       2,401
                                      ==============  =============  ==================  =============

Reserves deducted from deferred
  credits and other liabilities in
  the Statement of
  Financial  Position:
    Reserve for NOARK investment      $       32,942  $           0  $            7,730  $      25,212
                                      ==============  =============  ==================  =============

EXHIBITS,  INCLUDING  THOSE  INCORPORATED  BY  REFERENCE

                                                                           Filed
                                                                   ----------------------
 Exhibit                                                                            By
   No.     Description                                             Herewith     Reference
------     -----------                                             --------     ---------
 2       Plan  of  Acquisition,  etc.                                 NA            NA
 3.(i)   Articles of Incorporation of SEMCO Energy, Inc., as
         restated June 25, 1999.(q)                                                 x
 3.(ii)  Bylaws--last  revised  October  14,  1999.(r)                              x
 4.1     Note Agreement dated as of June 1, 1994, relating to
         issuance of $80,000,000 of long-term debt.(a)                              x
 4.2     Rights Agreement dated as of April 15, 1997 with
         Continental Stock Transfer & Trust Company, as Rights
         Agent.(c)                                                                  x
 4.3     Note Agreement dated as of October 1, 1997, relating to
         issuance of $60,000,000 of long-term debt.(f)                              x
 4.4     Form of Indenture relating to Senior Debt Securities
         dated as of October 23, 1998, with NBD Bank as
         Trustee.(h)                                                                x
 4.5     Credit Agreement dated as of October 7, 1999 Among
         SEMCO Energy, Inc. as Borrower, the Banks named in the
         Credit Agreement as Banks, Banc of America
         Securities LLC as Arranger, and Bank of America, N.A.
         as Administrative Agent.                                                   x
 9       Voting Trust Agreement.                                      NA            NA
10       Material Contracts.
10.1     Short-Term Incentive Plan as amended June 10, 1999.(q)                     x
10.2     1997 Long-Term Incentive Plan.(b)                                          x
10.3     Stock Option Certificate and Agreement dated October 10,
         1996 with William L. Johnson.(c)                                           x
10.4     Stock Option Certificate and Agreement dated
         February 26, 1997 with William L. Johnson.(c)                              x
10.5     Employment Agreement dated October 10, 1996, with
         William L. Johnson.(d)                                                     x
10.6     Change of Control Employment Agreement dated October 10,
         1996, with William L. Johnson.(d)                                          x
10.7     Form of Change in Control Agreement effective March 20,
         1998, for all officers except Mr. Johnson.(g)                              x
10.8     Asset Purchase Agreement dated August 9, 1997 between
         Sub-Surface Construction Co., Stewart Kniff and SEMCO
         Energy Construction Co., First Amendment to Asset
         Purchase Agreement, Amendment to Leased Equipment
         Purchase Agreements and Asset Purchase Agreement, List
         of Schedules and Exhibits and Agreement to Furnish
         Schedules and Exhibits.(e)                                                 x
10.9     Purchase Agreement between the Company and Merrill
         Lynch & Co., etc., pertaining to an offering of
         1,600,000 Shares of Common Stock.(i)                                       x
10.10    Distribution Agreement between the Company and Merrill
         Lynch & Co., etc., pertaining to an offering of
         $150,000,000 Medium-Term Notes and Form of Medium Term
         Note.(j)                                                                   x
10.11    Agreement and Plan of Merger dated as of October 30,
         1998, between the Company, SEMCO Consultants, Inc. and
         Jimmy C. Foster and the Press Release announcing the
         merger.(k)                                                                 x
10.12    Executive Security Agreement.(m)                                           x
10.13    Split-Dollar Agreement.(m)                                                 x
10.14    Deferred Compensation and Stock Purchase Agreement
         for Outside Directors for 1999.(m)                                         x
10.15    Stock Purchase Agreement dated March 15, 1999
         concerning the sale of the stock in SEMCO Energy
         Services, Inc.(o)                                                          x
10.16    Purchase and Sale Agreement dated as of July 15,
         1999, with Ocean Energy, Inc. for the acquisition of
         ENSTAR Natural Gas Company and Alaska Pipeline
         Company.(p)                                                                x
10.17    SEMCO Energy, Inc. Deferred Compensation Plan (for
         certain executive and management employees).                 x
11       Statement re computation of per share earnings.              NA            NA
12       Ratio of Earnings to Fixed Charges.                          x
13       SEMCO Energy, Inc. 1999 Annual Report to Shareholders,
         pages 24-67.                                                 x
16       Letter re change in certifying accountant.                   NA            NA
18       Letter re change in accounting principle.                    x
21       Subsidiaries of the Registrant.                              x
22       Published report regarding matters submitted to a vote
         of security holders.                                         NA            NA
23       Consent of Independent Public Accountants.                   x
24       Power of Attorney.                                           x
27       Financial Data Schedule.                                     x
99.1     Announcement of agreement to sell SEMCO Energy
         Services, Inc.(l)                                                          x
99.2     Announcement of dividend policy change.(n)                                 x
99.3     Proxy Statement dated March 3, 2000.(s)                                    x

Key to Exhibits Incorporated by Reference
(a) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
(b) Filed March 6, 1997 as part of SEMCO Energy, Inc.'s 1997 Proxy Statement, dated March 7, 1997, File No. 0-8503.
(c)      Filed  with  SEMCO  Energy,  Inc.'s  Form 10-K for 1996, dated March 27,
         1997,  File  No.  0-8503.
(d) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1997, File No. 0-8503.
(e) Filed with SEMCO Energy, Inc.'s Form 8-K dated August 13, 1997, File No. 0-8503.
(f) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1997, File No. 0-8503.
(g) Filed with SEMCO Energy, Inc.'s Form 10-Q/A for the quarter ended March 31, 1998, File No. 0-8503.
(h) Filed with SEMCO Energy, Inc.'s Registration Statement, Form S-3, Nos. 333-58715 and 333-58715-01, filed July 8, 1998.
(i) Filed with SEMCO Energy, Inc.'s Form 8-K dated August 13, 1998, File No. 0-8503.
(j) Filed with SEMCO Energy, Inc.'s Form 8-K dated October 21, 1998, File No. 0-8503.
(k) Filed with SEMCO Energy, Inc.'s Form 8-K dated November 5, 1998, File No. 0-8503.
(l) Filed with SEMCO Energy, Inc.'s Form 8-K dated March 23, 1999, File No. 0-8503.
(m)      Filed  with  SEMCO  Energy,  Inc.'s  Form 10-K for 1998, dated March 26,
         1999,  File  No.  0-8503.
(n) Filed with SEMCO Energy, Inc.'s Form 8-K dated April 22, 1999, File No. 0-8503.
(o) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1999, File No. 0-8503.
(p)      Filed  with  SEMCO Energy, Inc.'s Form 8-K dated July 16, 1999, File No.
         0-8503.
(q) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended June 30, 1999, File No. 0-8503.
(r) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1999, File No. 0-8503.
(s) Filed March 1, 2000, pursuant to Rule 14a-6 of the Exchange Act, File No. 0001-15565.

                                      - 15-16 -

                                   SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SEMCO  ENERGY,  INC.

Date:  March 20, 2000                   By  /s/William  L.  Johnson
                                            ------------------------------------
                                            William  L.  Johnson
                                            Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                             Title                       Date
     ---------                             -----                       ----

/s/William L. Johnson       Chairman and                          March 20, 2000
---------------------
   William L. Johnson         Chief Executive Officer (Director)

/s/Sebastian Coppola        Senior Vice President and             March 20, 2000
--------------------
   Sebastian Coppola          Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

/s/John M. Albertine*       Director                              March 20, 2000
--------------------
   John M. Albertine

/s/Daniel A. Burkhardt*     Director                              March 20, 2000
----------------------
   Daniel A. Burkhardt

/s/Edward J. Curtis*        Director                              March 20, 2000
--------------------
   Edward J. Curtis

/s/John T. Ferris*          Director                              March 20, 2000
------------------
   John T. Ferris

/s/Michael O. Frazer        Director                              March 20, 2000
--------------------
   Michael O. Frazer

/s/Marcus Jackson*          Director                              March 20, 2000
------------------
   Marcus Jackson

/s/Harvey I. Klein*         Director                              March 20, 2000
-------------------
   Harvey I. Klein

/s/Frederick S. Moore*      Director                              March 20, 2000
----------------------
   Frederick S. Moore

/s/Edith A. Stotler*        Director                              March 20, 2000
--------------------
   Edith A. Stotler

/s/Donald W. Thomason*      Director                              March 20, 2000
----------------------
   Donald W. Thomason

*By  /s/William L. Johnson                                        March 20, 2000
   -----------------------
     William L. Johnson
     Attorney-in-fact