Form 10-Q
period 2000-03-31
SEMCO ENERGY INC
filed 2000-05-12
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     (Mark  One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2000

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

The number of outstanding shares of the Registrant's common stock as of April 30, 2000: 17,932,770.

                               INDEX TO FORM 10-Q
                               ------------------

                        For Quarter Ended March 31, 2000






                                                                                      Page
                                                                                     Number
                                                                                     ------
COVER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2

PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .      3
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . .. . . . . . . . . . .     11

PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .     21
  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . .     21
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .     21

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23



FORWARD-LOOKING  STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections of SEMCO Energy, Inc. and its subsidiaries (the "Company"). Statements that are not historical facts, including statements about the Company's outlook, beliefs, plans, goals, and expectations, are forward-looking statements. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical areas where the Company does business; (iii) the capital intensive nature of the Company's business; (iv) increased competition within the energy industry as well as from alternative forms of energy; (v) the timing and extent of changes in commodity prices for natural gas and propane; (vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) the Company's ability to bid on and win construction, engineering and quality assurance contracts; (viii) the impact of energy prices on the amount of projects and business available to the Company's engineering services segment; (ix) the nature, availability and projected profitability of potential investments available to the Company; (x) the Company's ability to accomplish its financing objectives in a timely and cost-effective manner in light of changing conditions in the capital markets and, in particular, the Company's ability to refinance in a timely and cost effective manner, the $290 million short-term bridge-loan obtained to finance the acquisition of ENSTAR Natural Gas Company and Alaska Pipeline Company and (xi) the Company's ability to operate and integrate acquired businesses in accordance with its plans.


                                      SEMCO ENERGY, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)
                           (In thousands, except per share amounts)



                                                     Three Months Ended   Twelve Months Ended
                                                          March 31,             March 31,
                                                    --------------------  --------------------
                                                      2000       1999       2000       1999
                                                    ---------  ---------  ---------  ---------
OPERATING REVENUES
  Gas sales. . . . . . . . . . . . . . . . . . . .  $ 98,932   $ 68,978   $221,123   $164,841
  Gas transportation . . . . . . . . . . . . . . .    11,498      6,629     27,238     17,432
  Construction services. . . . . . . . . . . . . .    12,919      3,557     59,326     19,000
  Engineering services . . . . . . . . . . . . . .     3,665      4,547     13,960     42,335
  Gas marketing. . . . . . . . . . . . . . . . . .         -     96,855          -    341,998
  Other. . . . . . . . . . . . . . . . . . . . . .     3,288      3,314      9,537      9,289
                                                    ---------  ---------  ---------  ---------
                                                    $130,302   $183,880   $331,184   $594,895
                                                    ---------  ---------  ---------  ---------

OPERATING EXPENSES
  Cost of gas sold . . . . . . . . . . . . . . . .  $ 60,535   $ 45,999   $132,325   $106,873
  Cost of gas marketed . . . . . . . . . . . . . .         -     95,632          -    337,092
  Operations and maintenance . . . . . . . . . . .    32,416     18,309    114,929     95,477
  Depreciation and amortization. . . . . . . . . .     7,982      4,236     23,752     15,844
  Property and other taxes . . . . . . . . . . . .     3,100      2,357      9,367      9,006
                                                    ---------  ---------  ---------  ---------
                                                    $104,033   $166,533   $280,373   $564,292
                                                    ---------  ---------  ---------  ---------

OPERATING INCOME . . . . . . . . . . . . . . . . .  $ 26,269   $ 17,347   $ 50,811   $ 30,603

OTHER INCOME (DEDUCTIONS)
  Divestiture of energy marketing business . . . .  $      -   $  1,122   $      -   $  1,122
  Divestiture of NOARK investment. . . . . . . . .         -          -          -      3,568
  Interest expense . . . . . . . . . . . . . . . .    (8,696)    (3,894)   (25,376)   (15,018)
  Dividends on preferred stock . . . . . . . . . .         -        (48)      (277)      (193)
  Other. . . . . . . . . . . . . . . . . . . . . .     1,060        419      3,593        879
                                                    ---------  ---------  ---------  ---------
                                                    $ (7,636)  $ (2,401)  $(22,060)  $ (9,642)
                                                    ---------  ---------  ---------  ---------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . .  $ 18,633   $ 14,946   $ 28,751   $ 20,961

INCOME TAXES . . . . . . . . . . . . . . . . . . .  $  6,639   $  4,543   $  9,501   $  8,591
                                                    ---------  ---------  ---------  ---------

NET INCOME BEFORE EXTRAORDINARY CHARGE . . . . . .  $ 11,994   $ 10,403   $ 19,250   $ 12,370

  Extraordinary charge due to early retirement of
     debt, net of income taxes of $269 . . . . . .         -          -          -       (499)
                                                    ---------  ---------  ---------  ---------

NET INCOME . . . . . . . . . . . . . . . . . . . .  $ 11,994   $ 10,403   $ 19,250   $ 11,871
                                                    =========  =========  =========  =========

EARNINGS PER SHARE - BASIC AND DILUTED . . . . . .  $   0.67   $   0.60   $   1.08   $   0.72
                                                    =========  =========  =========  =========

CASH DIVIDENDS PAID PER SHARE. . . . . . . . . . .  $  0.205   $  0.200   $  0.868   $  0.766
                                                    =========  =========  =========  =========

AVERAGE COMMON SHARES OUTSTANDING. . . . . . . . .    17,917     17,438     17,815     16,553
                                                    =========  =========  =========  =========


The accompanying notes to the consolidated financial statements are an integral part of these statements.


                               SEMCO ENERGY, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                     ASSETS
                                 (In thousands)




                                                       March 31,  December 31,
                                                         2000         1999
                                                      ----------  -------------
                                                      (Unaudited)

CURRENT ASSETS
  Cash and temporary cash investments, at cost . . .  $    3,569  $       6,086
  Receivables, less allowances of $1,315 and $1,080.      53,914         79,587
  Accrued revenue. . . . . . . . . . . . . . . . . .      15,932         25,380
  Prepaid expenses . . . . . . . . . . . . . . . . .      14,366         14,231
  Gas in underground storage . . . . . . . . . . . .       7,287         11,723
  Materials and supplies, at average cost. . . . . .       6,425          6,146
  Gas charges recoverable from customers . . . . . .       2,948          3,009
  Accumulated deferred income taxes. . . . . . . . .       3,526          3,528
  Other. . . . . . . . . . . . . . . . . . . . . . .          98            844
                                                      ----------  -------------
                                                      $  108,065  $     150,534

PROPERTY, PLANT AND EQUIPMENT
  Gas distribution . . . . . . . . . . . . . . . . .  $  548,653  $     542,505
  Diversified businesses . . . . . . . . . . . . . .      63,854         61,434
                                                      ----------  -------------
                                                         612,507        603,939
  Less - accumulated depreciation. . . . . . . . . .     136,268        129,593
                                                      ----------  -------------
                                                      $  476,239  $     474,346

DEFERRED CHARGES AND OTHER ASSETS
  Goodwill, less amortization of $6,174 and $5,052 .  $  161,681  $     162,691
  Deferred retiree medical benefits. . . . . . . . .      11,464         11,689
  Unamortized debt expense . . . . . . . . . . . . .       6,728          7,644
  Other. . . . . . . . . . . . . . . . . . . . . . .       9,411          8,279
                                                      ----------  -------------
                                                      $  189,284  $     190,303
                                                      ----------  -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $  773,588  $     815,183
                                                      ==========  =============


The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                   SEMCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                             LIABILITIES AND CAPITALIZATION
                                     (In thousands)




                                                                March 31,  December 31,
                                                                  2000         1999
                                                               ----------  -------------
                                                               (Unaudited)
CURRENT LIABILITIES
  Notes payable . . . . . . . . . . . . . . . . . . . . . . .  $  352,837  $     376,629
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .      12,467         35,725
  Customer advance payments . . . . . . . . . . . . . . . . .       9,796         13,885
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .       4,482          4,527
  Amounts payable to customers. . . . . . . . . . . . . . . .       2,967          5,715
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,618         11,701
                                                               ----------  -------------
                                                               $  398,167  $     448,182

DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes . . . . . . . . . . . . .  $   25,868  $      25,774
  Customer advances for construction. . . . . . . . . . . . .      13,540         15,045
  Unamortized investment tax credit . . . . . . . . . . . . .       1,913          1,980
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,220         11,862
                                                               ----------  -------------
                                                               $   54,541  $      54,661

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . .  $  170,000  $     170,000

COMMON SHAREHOLDERS' EQUITY
  Common stock - $1 par value; 40,000,000 shares authorized;
    17,926,676 and 17,908,616 shares outstanding. . . . . . .  $   17,927  $      17,909
  Capital surplus . . . . . . . . . . . . . . . . . . . . . .     124,061        123,861
  Retained earnings . . . . . . . . . . . . . . . . . . . . .       8,892            570
                                                               ----------  -------------
                                                               $  150,880  $     142,340
                                                               ----------  -------------

TOTAL LIABILITIES AND CAPITALIZATION. . . . . . . . . . . . .  $  773,588  $     815,183
                                                               ==========  =============



The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                      SEMCO ENERGY, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                        (in thousands)


                                                                           Three Months Ended
                                                                               March 31,
                                                                          --------------------
                                                                            2000       1999
                                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 11,994   $ 10,403
  Adjustments to reconcile net income (loss) to net
    cash from operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . . .     7,982      4,236
        Gain on divestiture of energy marketing business . . . . . . . .         -     (1,122)
        Changes in assets and liabilities, net of effects of
           acquisitions, divestitures and other changes as shown below .    13,527     37,171
                                                                          ---------  ---------
              NET CASH FROM OPERATING ACTIVITIES . . . . . . . . . . . .  $ 33,503   $ 50,688
                                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property additions - gas distribution. . . . . . . . . . . . . . . . .  $ (6,623)  $ (3,907)
  Property additions - diversified businesses. . . . . . . . . . . . . .    (2,436)    (1,922)
  Proceeds from property sales, net of retirement costs. . . . . . . . .       285        (31)
  Acquisitions of businesses, net of cash acquired . . . . . . . . . . .         -       (925)
                                                                          ---------  ---------
              NET CASH FROM INVESTING ACTIVITIES . . . . . . . . . . . .  $ (8,774)  $ (6,785)
                                                                          ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net of expenses. . . . . . . . . . . . . . .  $    218   $  1,996
  Net cash change in notes payable and related expenses. . . . . . . . .   (23,792)   (41,498)
  Payment of dividends . . . . . . . . . . . . . . . . . . . . . . . . .    (3,672)    (3,527)
                                                                          ---------  ---------
              NET CASH FROM FINANCING ACTIVITIES . . . . . . . . . . . .  $(27,246)  $(43,029)
                                                                          ---------  ---------

CASH AND TEMPORARY CASH INVESTMENTS
  Net increase (decrease). . . . . . . . . . . . . . . . . . . . . . . .  $ (2,517)  $    874
  Beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . .     6,086      4,953
                                                                          ---------  ---------

  End of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,569   $  5,827
                                                                          =========  =========


  CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF
     ACQUISITIONS, DIVESTITURES AND OTHER CHANGES:
        Receivables, net . . . . . . . . . . . . . . . . . . . . . . . .  $ 25,673   $ (2,933)
        Accrued revenue. . . . . . . . . . . . . . . . . . . . . . . . .     9,447     22,934
        Materials, supplies and gas in underground storage . . . . . . .     4,158     23,582
        Gas charges recoverable from customers . . . . . . . . . . . . .        61      8,792
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .   (23,257)   (13,494)
        Customer advances and amounts payable to customers . . . . . . .    (8,342)    (2,745)
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,787      1,035
                                                                          ---------  ---------
                                                                          $ 13,527   $ 37,171
                                                                          =========  =========

The  accompanying notes to the consolidated financial statements are an integral part of these statements.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  SIGNIFICANT  ACCOUNTING  POLICIES

     Under the rules and regulations of the Securities and Exchange Commission for Form 10-Q Quarterly Reports, certain footnotes and other financial statement information normally included in the year-end financial statements of SEMCO Energy, Inc. and its subsidiaries (the "Company") have been condensed or omitted in the accompanying unaudited financial statements. These financial statements prepared by the Company should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information in the accompanying financial statements reflects, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the information shown, subject to year-end and other adjustments, as later information may require. Certain reclassifications have been made to the prior periods' financial statements to conform with the 2000 presentation.

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

     SUPPLEMENTAL CASH FLOW INFORMATION - Supplemental cash flow information for the three months ended March 31, 2000 and 1999 is as follows (in thousands of dollars):


                                                   Three Months Ended
                                                       March  31,
                                                   ------------------
                                                    2000       1999
                                                   ------    --------
CASH PAID DURING THE PERIOD FOR:
  Interest. . . . . . . . . . . . . . . . . . . .  $7,810    $ 1,271
  Income taxes. . . . . . . . . . . . . . . . . .  $2,357    $ 5,550

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital stock issued for acquisitions . . . . .  $   --    $    --
  Deferred payments for acquisitions. . . . . . .  $   --    $   805

DETAILS OF ACQUISITIONS:
  Fair value of assets acquired . . . . . . . . .  $   --    $ 4,957
  Fair value of liabilities assumed . . . . . . .      --     (3,152)
  Deferred payments . . . . . . . . . . . . . . .      --       (805)
  Company stock issued. . . . . . . . . . . . . .      --         --
                                                   ------    --------

  Cash paid . . . . . . . . . . . . . . . . . . .  $   --    $ 1,000
  Less cash acquired. . . . . . . . . . . . . . .      --         75
                                                   ------    --------
  Net cash paid for (acquired via) acquisitions .  $   --    $   925
                                                   ======    ========


(2)  CAPITALIZATION

     REGISTRATION STATEMENT - In March 2000, a registration statement on Form S-3 ("registration statement") filed by the Company and SEMCO Capital Trust I, SEMCO Capital Trust II and SEMCO Capital Trust III ("Capital Trusts") with the Securities and Exchange Commission became effective. The registration statement was for the registration of debt securities, preferred stock, common stock, stock purchase contracts and stock purchase units of the Company and trust preferred securities of the Capital Trusts and related guarantees in any combination up to $500 million.

     In April 2000, SEMCO Capital Trust I issued 1.6 million shares of 10.25% cumulative trust preferred securities ("Trust Preferred Securities") in a public offering at a price of $25 per security. SEMCO Capital Trust I used the $40 million in proceeds from the issuance of the Trust Preferred Securities to invest in subordinated debentures of the Company bearing an interest rate of 10.25% ("Subordinated Debentures"). Also in April 2000, the Company sold $30 million of 8% Senior Notes due 2010 ("Senior Notes") in a public offering. The Company used the entire net proceeds from the sale of the Senior Notes and Subordinated Debentures to repay a portion of the bridge loan utilized in the ENSTAR Natural Gas Company acquisition, including a $56 million payment due May 1, 2000.

     COMMON STOCK EQUITY - On April 18, 2000 the Company's Board of Directors declared a regular quarterly cash dividend of $.21 per share on the Company's common stock (a 2.4% increase over the prior quarterly cash dividend of $.205 per share). The dividend is payable on May 15, 2000 to shareholders of record at the close of business on May 5, 2000.
     In February 2000, the Company paid a quarterly cash dividend of $.205 per share on its common stock. The total cash dividend was approximately $3.7 million of which $.7 million was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan ("DRIP"). During the first quarter of 2000, the DRIP purchased Company common stock on the open market to meet the dividend reinvestment and stock purchase requirements of its participants. Also during the first quarter of 2000, the Company issued approximately 18,000 shares of its common stock to certain of the Company's employee benefit plans.


(3)  EARNINGS  PER  SHARE

     The computations of basic and diluted earnings per share for the three months and twelve months ended March 31, 2000 and 1999 are as follows (in thousands except per share amounts):


                                                    Three Months Ended    Twelve Months Ended
                                                        March  31,            March  31,
                                                    ------------------    -------------------
                                                     2000       1999       2000        1999
                                                    -------    -------    -------    --------
BASIC EARNINGS PER SHARE COMPUTATION
Income before extraordinary charge . . . . . . . .  $11,994    $10,403    $19,250    $12,370
Extraordinary charge . . . . . . . . . . . . . . .       --         --         --       (499)
                                                    -------    -------    -------    --------
Net Income . . . . . . . . . . . . . . . . . . . .  $11,994    $10,403    $19,250    $11,871
                                                    =======    =======    =======    ========

Weighted average common shares outstanding . . . .   17,917     17,438     17,815     16,533
                                                    -------    -------    -------    --------

EARNINGS PER SHARE - BASIC
  Income before extraordinary charge . . . . . . .  $  0.67    $  0.60    $  1.08    $  0.75
  Extraordinary charge . . . . . . . . . . . . . .       --         --         --      (0.03)
                                                    -------    -------    -------    --------
  Net Income . . . . . . . . . . . . . . . . . . .  $  0.67    $  0.60    $  1.08    $  0.72
                                                    =======    =======    =======    ========

DILUTED EARNINGS PER SHARE COMPUTATION
Income before extraordinary charge . . . . . . . .  $11,994    $10,403    $19,250    $12,370
Adjustment for effect of assumed conversions:
  Preferred convertible stock dividends. . . . . .       --          4          9         15
                                                    -------    -------    -------    --------
Adjusted income before extraordinary charge. . . .   11,994     10,407     19,259     12,385
Extraordinary charge . . . . . . . . . . . . . . .       --         --         --       (499)
                                                    -------    -------    -------    --------
Net Income . . . . . . . . . . . . . . . . . . . .  $11,994    $10,407    $19,259    $11,886
                                                    =======    =======    =======    ========

Weighted average common shares outstanding . . . .   17,917     17,438     17,815     16,553
Incremental shares from assumed conversions of:
  Preferred convertible stock. . . . . . . . . . .       --         26         16         26
  Stock options. . . . . . . . . . . . . . . . . .       --          1         --          1
                                                    -------    -------    -------    --------
Diluted weighted average common shares outstanding   17,917     17,465     17,831     16,580
                                                    =======    =======    =======    ========

EARNINGS PER SHARE - DILUTED
  Income before extraordinary charge . . . . . . .  $  0.67    $  0.60    $  1.08    $  0.75
  Extraordinary charge . . . . . . . . . . . . . .       --         --         --      (0.03)
                                                    -------    -------    -------    --------

  Net Income . . . . . . . . . . . . . . . . . . .  $  0.67    $  0.60    $  1.08    $  0.72
                                                    =======    =======    =======    ========

(4)     BUSINESS  SEGMENTS

     The Company's adoption of SFAS 131 addressing disclosure about business segments and policies applicable to the disclosure are discussed in Note 12 in the Company's 1999 Annual Report on Form 10-K.
     The Company operates four business segments: (1) gas distribution; (2) construction services; (3) engineering services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". The Company's gas distribution segment distributes and transports natural gas to approximately 255,000 customers in the state of Michigan and approximately 102,000 customers in the state of Alaska. The construction services segment currently does business in the mid-western, southern and southeastern areas of the United States. In addition to constructing underground gas pipelines, the Company is expanding its underground construction services into other industries such as telecommunications and water supply. The engineering services segment has offices in New Jersey, Michigan, Louisiana and Texas and provides a variety of energy related engineering and quality assurance services in several states. The propane, pipelines and storage segment sells approximately 5 million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin and operates natural gas transmission, gathering and storage facilities in Michigan. The Company sold the subsidiary comprising its energy marketing business effective March 31, 1999.
     The accounting policies of the operating segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the Consolidated Financial Statements. Corporate and other includes corporate related expenses not allocated to segments, intercompany eliminations and results of other smaller operations.

                                       Three Months Ended   Twelve Months Ended
                                           March  31,            March  31,
                                      --------------------  --------------------
                                        2000       1999       2000       1999
                                      ---------  ---------  ---------  ---------
                                                   (in  thousands)
OPERATING REVENUES
  Gas Distribution . . . . . . . . .  $111,688   $ 76,980   $251,539   $185,413
  Construction Services. . . . . . .    14,554      4,685     68,141     27,869
  Engineering Services . . . . . . .     5,549      5,719     17,315     43,938
  Propane, Pipelines and Storage . .     2,061      1,944      6,400      6,106
  Energy Marketing . . . . . . . . .        --     96,904         --    346,519
  Corporate and other (a). . . . . .    (3,550)    (2,352)   (12,211)   (14,950)
                                      ---------  ---------  ---------  ---------

    Consolidated Operating Revenues.  $130,302   $183,880   $331,184   $594,895
                                      =========  =========  =========  =========

OPERATING INCOME (LOSS)
  Gas Distribution . . . . . . . . .  $ 28,659   $ 17,867   $ 50,925   $ 27,217
  Construction Services. . . . . . .    (2,278)    (1,245)     1,578       (186)
  Engineering Services . . . . . . .        71        451       (894)     2,975
  Propane, Pipelines and Storage . .       473        796      2,017      2,008
  Energy Marketing . . . . . . . . .        --       (341)        --        654
  Corporate and other. . . . . . . .      (656)      (181)    (2,815)    (2,065)
                                      ---------  ---------  ---------  ---------
    Consolidated Operating Income. .  $ 26,269   $ 17,347   $ 50,811   $ 30,603
                                      =========  =========  =========  =========

(a) Includes the elimination of intercompany energy marketing revenues of $49 and $4,521 for the three and twelve months ended March 31, 1999, respectively. Includes the elimination of intercompany construction services revenue of $1,635 and $8,816 for the three and twelve months ended March 31, 2000, respectively, and $1,127 and $8,869 for the three and twelve months ended March 31, 1999, respectively. Includes the elimination of intercompany engineering services revenue of $1,884 and $3,355 for the three and twelve months ended March 31, 2000, respectively, and $1,173 and $1,603 for the three and twelve months ended March 31, 1999, respectively.

(5)     PRO  FORMA  INFORMATION

     On November 1, 1999, the Company acquired the assets and certain liabilities of ENSTAR Natural Gas Company and the outstanding stock of Alaska Pipeline Company (together known as "ENSTAR"). The Company acquired ENSTAR from Ocean Energy, Inc. ("Ocean Energy") for approximately $290 million in cash, which included adjustments for working capital and the purchase of $58.7 million of ENSTAR's debt held by Ocean Energy, plus the accrued interest thereon. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been preliminarily allocated to the assets purchased and the liabilities assumed based on their estimated fair values at the date of the acquisition, with the $134.4 million of purchase price in excess of these estimated fair values classified as goodwill and amortized on a straight-line basis over 40 years.
     The following pro forma amounts for operating revenue, consolidated net income and earnings per share (basic and diluted) have been determined as if the acquisition of ENSTAR occurred on January 1, 1998, and illustrate the effects of: (1) the elimination of activities between ENSTAR and Ocean Energy or its predecessor, Seagull Energy, Inc., that occurred prior to the closing of the acquisition by the Company; (2) the adjustments resulting from the acquisition by the Company including increases in depreciation and amortization expense due primarily to the amortization, over a 40 year period, of the goodwill associated with the acquisition; and (3) the assumed public issuance of $165 million of debentures, $40 million of trust preferred securities and approximately 6.8 million shares of common stock of the Company producing net proceeds of approximately $85 million and the resulting adjustments to interest expense from these issuances (the "Financing Transactions"). The Financing Transactions represent the Company's current expectations regarding permanent financing for the ENSTAR acquisition. The net proceeds from the Financing Transactions will be used primarily to retire a $290 million bridge loan facility of the Company which was used to finance the ENSTAR acquisition.
     The pro forma amounts do not reflect any potential cost savings or operating synergies that may be realized following the acquisition of ENSTAR.

                                       Actual            Pro  Forma
                                 ------------------  ------------------
  Three months ended March 31,     2000      1999      2000      1999
  ----------------------------   --------  --------  --------  --------
                                (in thousands, except per share amounts)
  Operating revenue (a) . . . .  $130,302  $183,880  $130,302  $222,541
  Net income. . . . . . . . . .    11,994    10,403    12,497    15,504
  Basic and diluted EPS . . . .      0.67      0.60      0.51      0.64

(a) The decrease in operating revenues and expenses is due primarily to the energy marketing business, which was sold effective March 31, 1999, offset partially by the results of new business acquisitions.


(6)  COMMITMENTS  AND  CONTINGENCIES

     ENVIRONMENTAL MATTERS - Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. The Company owns seven Michigan sites which formerly housed such manufacturing facilities and expects that it will ultimately incur investigation and remedial action costs at some of these sites, and a number of other sites. The Company has submitted plans to the appropriate environmental regulatory authority in the State of Michigan to close one site and begin work at another site. The extent of the Company's liabilities and potential costs in connection with these sites cannot reasonably be estimated at this time. In accordance with an MPSC accounting order, any environmental investigation and remedial action costs will be deferred and amortized over ten years. Rate recognition of the related amortization expense will not begin until after a prudence review in a general rate case.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS  OF  OPERATIONS

     Net income of SEMCO Energy, Inc. and its subsidiaries (the "Company") was $12.0 million (or $0.67 per share) for the quarter ended March 31, 2000 compared to $10.4 million (or $0.60 per share) for the quarter ended March 31, 1999. On a weather-normalized basis, net income for the quarter ended
March 31, 2000 would have been approximately $14.7 million (or $0.82 per share) compared to approximately $11.1 million (or $0.63 per share) for the same period of the prior year. The net income for the first quarter of 1999 includes a gain of $.7 million after tax (or $0.04 per share) from the sale of the Company's energy marketing business.
     Net income for the twelve months ended March 31, 2000 was $19.2 million (or $1.08 per share) compared to $11.9 million (or $0.72 per share) for the twelve months ended March 31, 1999. On a weather-normalized basis, net income would have been approximately $25.0 million (or $1.40 per share) for the twelve months ended March 31, 2000 compared to approximately $17.1 million (or $1.03 per share) for the same period of the prior year. The net income for the twelve months ended March 31, 1999 includes the gain of $.7 million after tax on the sale of the energy marketing business plus an extraordinary charge of $.5 million after tax (or $0.03 per share) from the early retirement of long-term debt.
     The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual results of operations is earned during the first and fourth quarters of the year. In addition, the Company's construction services business segment is also seasonal in nature and makes most of its income during the summer and fall months and incurs losses during the winter and spring months. Therefore, the Company's results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results for a full year.

                                            Three months ended    Twelve months ended
                                                March 31,             March 31,
                                             2000       1999       2000       1999
                                           ---------  ---------  ---------  ---------
                                            (in thousands, except per share amounts)
Operating revenues (a). . . . . . . . . .  $130,302   $183,880   $331,184   $594,895
   Operating expenses (a) . . . . . . . .   104,033    166,533    280,373    564,292
                                           ---------  ---------  ---------  ---------
Operating income. . . . . . . . . . . . .  $ 26,269   $ 17,347   $ 50,811   $ 30,603
   Other income (deductions). . . . . . .    (7,636)    (2,401)   (22,060)    (9,642)
   Income taxes . . . . . . . . . . . . .    (6,639)    (4,543)    (9,501)    (8,591)
   Extraordinary charge . . . . . . . . .         -          -          -       (499)
                                           ---------  ---------  ---------  ---------
Net income. . . . . . . . . . . . . . . .  $ 11,994   $ 10,403   $ 19,250   $ 11,871
Earnings per share ("EPS"). . . . . . . .  $   0.67   $   0.60   $   1.08   $   0.72
Average common shares outstanding . . . .    17,917     17,438     17,815     16,553

Impact on net income of the following:
   Colder (warmer) than normal weather. .  $ (2,732)  $   (667)  $ (5,705)  $ (5,247)
   Gain on sale of marketing business . .  $      -   $    729   $      -   $    729
   Extraordinary charge . . . . . . . . .  $      -   $      -   $      -   $   (499)

Net income excluding the foregoing items.  $ 14,726   $ 10,341   $ 24,955   $ 16,888
EPS excluding the foregoing items . . . .  $   0.82   $   0.59   $   1.40   $   1.02

(a)  The  decrease  in  operating  revenues  and  expenses is due primarily to the energy  marketing business,  which  was  sold  effective  March  31, 1999, offset partially by the results of new business acquisitions.

     The results for the three and twelve months ended March 31, 2000 also include net income of $2.2 million and $4.8 million, respectively, from ENSTAR Natural Gas Company and Alaska Pipeline Company, which were acquired on November 1, 1999. The business segment analyses and other discussions on the next several pages provide additional information regarding variances in results of operations when comparing the three and twelve month periods ended March 31, 2000 to the same periods of the prior year.


PRO  FORMA  INFORMATION

     As previously mentioned, on November 1, 1999, the Company acquired the assets and certain liabilities of ENSTAR Natural Gas Company and the outstanding stock of Alaska Pipeline Company (together known as "ENSTAR"). Note 5 of the
Notes to the Consolidated Financial Statements includes additional information regarding the acquisition as well as a discussion of how the following pro forma amounts were developed.
     The pro forma amounts do not reflect any potential cost savings or operating synergies that may be realized following the acquisition of ENSTAR.


                                        Actual            Pro  Forma
                                  ------------------  --------------------
Three months ended March 31,        2000      1999      2000      1999
----------------------------      --------  --------  --------  --------
                                 (in thousands, except per share amounts)
  Operating revenue. . . . . . .  $130,302  $183,880  $130,302  $222,541
  Net income . . . . . . . . . .    11,994    10,403    12,497    15,504
  Basic and diluted EPS. . . . .      0.67      0.60      0.51      0.64

  Weather normalized results
    Net income . . . . . . . . .    14,726    11,070    15,229    15,371
    Basic and diluted EPS. . . .      0.82      0.63      0.62      0.63


SUMMARY  OF  BUSINESS  SEGMENTS

The Company operates four business segments: (1) gas distribution; (2) construction services; (3) engineering services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". Refer to Note 4 of the Notes to the Consolidated Financial Statements for further information regarding each business segment. The Company sold the subsidiary comprising its energy marketing business effective March 31, 1999.

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

                                    Three Months Ended   Twelve Months Ended
                                        March  31,            March  31,
                                   --------------------  --------------------
                                     2000       1999       2000       1999
                                   ---------  ---------  ---------  ---------
                                                (in  thousands)
OPERATING REVENUES
  Gas Distribution. . . . . . . .  $111,688   $ 76,980   $251,539   $185,413
  Construction Services . . . . .    14,554      4,685     68,141     27,869
  Engineering Services. . . . . .     5,549      5,719     17,315     43,938
  Propane, Pipelines and Storage.     2,061      1,944      6,400      6,106
  Energy Marketing. . . . . . . .        --     96,904         --    346,519
  Corporate and Other . . . . . .    (3,550)    (2,352)   (12,211)   (14,950)
                                   ---------  ---------  ---------  ---------

    Total Operating Revenues. . .  $130,302   $183,880   $331,184   $594,895
                                   =========  =========  =========  =========

OPERATING INCOME (LOSS)
  Gas Distribution. . . . . . . .  $ 28,659   $ 17,867   $ 50,925   $ 27,217
  Construction Services . . . . .    (2,278)    (1,245)     1,578       (186)
  Engineering Services. . . . . .        71        451       (894)     2,975
  Propane, Pipelines and Storage.       473        796      2,017      2,008
  Energy Marketing. . . . . . . .        --       (341)        --        654
  Corporate and Other . . . . . .      (656)      (181)    (2,815)    (2,065)
                                   ---------  ---------  ---------  ---------

    Total Operating Income. . . .  $ 26,269   $ 17,347   $ 50,811   $ 30,603
                                   =========  =========  =========  =========

     Each business segment is discussed separately on the following pages. The Company evaluates the performance of its business segments based on the operating income generated. Operating income does not include income taxes, interest expense, extraordinary items, changes in accounting methods or other non-operating income and expense items. A review of the non-operating items follows the business segment discussions.


GAS  DISTRIBUTION

     The Company's gas distribution business segment consists of operations in Michigan and Alaska. ENSTAR, the Alaska-based operation, was acquired on November 1, 1999. The acquisition of ENSTAR was accounted for as a purchase and therefore the consolidated financial statements and the table below include the results of ENSTAR's operations since November 1, 1999. The Michigan gas distribution operation and ENSTAR are referred to together as the "Gas Distribution Business".
     Operating income for the Gas Distribution Business was $28.7 million for the quarter ended March 31, 2000 compared to $17.9 million for the quarter ended March 31, 1999. On a weather-normalized basis, the operating income of the Gas Distribution Business would have been approximately $33.0 million for the first quarter of 2000 compared to approximately $18.8 million for the same period of the prior year. Approximately $11.2 million of the $14.1 million increase in weather-normalized operating income for the first quarter of 2000, when compared to the first quarter of 1999, represents the weather-normalized operating income of ENSTAR.

                                        Three Months Ended   Twelve Months Ended
                                            March  31,            March  31,
                                       --------------------  --------------------
                                         2000       1999       2000       1999
                                       ---------  ---------  ---------  ---------
                                                (dollars  in  thousands)
Gas sales revenue . . . . . . . . . .  $  98,932  $  68,978  $ 221,123  $ 164,841
Cost of gas sold. . . . . . . . . . .     60,535     45,999    132,325    106,873
                                       ---------  ---------  ---------  ---------
  Gas sales margin. . . . . . . . . .  $  38,397  $  22,979  $  88,798  $  57,968
Gas transportation revenue. . . . . .     11,498      6,629     27,237     17,432
Other operating revenue . . . . . . .      1,258      1,373      3,179      3,140
                                       ---------  ---------  ---------  ---------
  Gross margin. . . . . . . . . . . .  $  51,153  $  30,981  $ 119,214  $  78,540
Operating expenses. . . . . . . . . .     22,494     13,114     68,289     51,323
                                       ---------  ---------  ---------  ---------

Operating income. . . . . . . . . . .  $  28,659  $  17,867  $  50,925  $  27,217
                                       =========  =========  =========  =========

Weather-normalized operating income .  $  32,959  $  18,817  $  59,575  $  34,917
                                       =========  =========  =========  =========

Volumes sold (MMcf) . . . . . . . . .     23,248     15,875     46,618     32,552
Volumes transported (MMcf). . . . . .     16,010      9,293     39,134     26,403
Number of customers at end of period.    359,913    250,065    359,913    250,065
Degree days . . . . . . . . . . . . .      3,140      3,239      6,551      6,021
Percent colder (warmer) than normal .    (10.6%)     (2.1%)    (10.7%)    (12.5%)

The  amounts  in  the  table  above  include  intercompany  transactions.

     GAS SALES MARGIN - During the first quarter of 2000, gas sales margin increased by $15.4 million when compared to the first quarter of 1999. The increase includes approximately $14.5 million of gas sales margin from ENSTAR. The remaining $.9 million of the increase is attributable to the Michigan gas distribution operation and relates to gas sales margins from new customers and sales margins earned on the sale of gas under the Company's gas supply and storage arrangement with TransCanada Gas Services, Inc. ("TransCanada"), offset partially by a decrease in gas sales as a result of warmer weather and a shift in customers to transportation as a result of their participation in the Company's aggregated transportation services ("ATS") program.
     The gas supply and storage arrangement with TransCanada pertains to the Michigan gas distribution operations. Under the terms of the agreements, TransCanada provides the Company's natural gas requirements and manages the Company's natural gas supply and the supply aspects of transportation and storage operations in Michigan for the three year period that began April 1, 1999. TransCanada supplies the gas and related services to the Company at a cost below the $3.24 per Mcf that the Company is authorized to charge its Michigan customers for gas. As a result, the Michigan gas distribution operation retains the sales margin on the sale of gas, subject to a customer profit sharing mechanism. Prior to April 1, 1999, gas sales margin was generated primarily from distribution fees and customer fees because the Michigan operation was not allowed to earn profits from the sale of the gas commodity. For more information on the TransCanada agreements, the $3.24 authorized gas charge and the customer profit sharing mechanism, see Note 2 of the Notes to the Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K.
     Weather during the first quarter of 2000 was 10.6% warmer than normal in Michigan and Alaska combined while the weather during the first quarter of 1999 was 2.1% warmer than normal. Under normal weather conditions, gas sales margin for the quarters ended March 31, 2000 and 1999 would have been higher by approximately $4.3 million and $1.0 million, respectively.
     The ATS program, which was effective April 1, 1998, provides all Michigan commercial and industrial customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees. Distribution and customer fees associated with customers who have switched to third-party gas suppliers are recorded in gas transportation revenue rather than gas sales revenue because the Company is acting as a transporter for those customers.

     Gas sales margin for the twelve months ended March 31, 2000 increased by $30.8 million when compared to the twelve months ended March 31, 1999. The increase includes approximately $26.1 million of gas sales margin from ENSTAR. The remaining $4.7 million of the increase is attributable to the Michigan gas distribution operation and relates to gas sales margins from new customers and sales margins earned on the sale of the gas commodity, some of which may be non-recurring. These increases were offset partially by the impact of warmer weather and a shift in customers to transportation as a result of their participation in the Company's ATS program.
     Weather during the twelve months ended March 31, 2000 was 10.7% warmer than normal in Michigan and Alaska combined, while the weather during the twelve months ended March 31, 1999 was 12.5% warmer than normal. Under normal weather conditions, gas sales margin for the twelve months ended March 31, 2000 and 1999 would have been higher by approximately $8.6 million and $7.7 million, respectively. The impact of weather on gas sales margin during the twelve months ended March 31, 2000 was larger than during the same period of 1999, despite the slightly cooler weather, because of the increased customer base as a result of the ENSTAR acquisition. A significant increase in customer base causes any variation from normal weather to have a more pronounced impact on gas sales margin.

     GAS TRANSPORTATION REVENUE - For the three months and twelve months ended March 31, 2000, gas transportation revenue increased by $4.9 million and $9.8 million, respectively, when compared to the same periods of 1999. The increases are due in part to ENSTAR's transportation revenues during the three months and twelve months ended March 31, 2000 of $4.1 million and $7.1 million, respectively. The remainder of the increases during both periods relates primarily to customers participating in the new ATS program and an increase in general transportation revenue due to increased transportation volumes. As discussed above, the increase in gas transportation revenue as a result of participation in the ATS program is generally offset by a corresponding decrease in gas sales margin.

     OPERATING EXPENSES - The operating expenses of the Gas Distribution Business increased by $9.4 million during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Operating expenses attributable to ENSTAR account for $8.9 million of the increase. The remaining
$.5 million of the increase relates to the Michigan operation. Approximately $.2 million of the increase in Michigan operating expenses was due to additional depreciation expense and property taxes on new property, plant and equipment placed in service and the remainder of the increase was due primarily to increased payroll expenses.
     During the twelve months ended March 31, 2000, operating expenses increased by $16.9 million when compared to the twelve months ended March 31, 1999. Approximately $14.9 million of the increase is attributable to ENSTAR. The remainder of the increase relates to the Michigan operation. Approximately $.7 million of the increase in Michigan operating expenses is due to additional depreciation on new property, plant and equipment placed in service and approximately $.7 million is due to increased information technology expenses related primarily to year-2000 computer remediation. There was also an overall increase in general and administrative operating expenses of approximately $.9 million due primarily to higher payroll related costs.
     The increases in Michigan operating expenses in the twelve month period ended March 31, 2000 were offset partially by a $.3 million decrease in general taxes. The decrease in general taxes is made up of a reduction of $1.3 million in property taxes which the Company booked based on pending appeals of prior years' personal property assessments in Michigan and new property valuation tables approved by the State of Michigan in 1999, offset partially by an increase in property taxes associated with additional property, plant and equipment placed in service and an increase in Michigan business tax. The Company filed the appeals over the past three years claiming that its Michigan utility property was over-assessed. The new valuation tables approved by the state of Michigan are consistent with the Company's claim regarding utility property assessments and thus significantly increases the likelihood of recovering the overpaid property taxes.

CONSTRUCTION  SERVICES

                              Three Months Ended     Twelve Months Ended
                                  March  31,             March  31,
                             --------------------    -------------------
                               2000        1999       2000        1999
                             --------    --------    -------    --------
                                           (in  thousands)
Operating revenues. . . . .  $14,554     $ 4,685     $68,141    $27,869
Operating expenses. . . . .   16,832       5,930      66,563     28,055
                             --------    --------    -------    --------
Operating income (loss) . .  $(2,278)    $(1,245)    $ 1,578    $  (186)
                             ========    ========    =======    ========

Feet of pipe installed. . .      997         697       6,508      4,702
                             ========    ========    =======    ========

The  amounts  in  the  table  above  include  intercompany  transactions.

     OPERATING REVENUES - The operating revenues of the construction services segment ("Construction Services") increased by $9.9 million, or more than 200%, during the first quarter of 2000 when compared to the first quarter of 1999. The increase is due primarily to the revenues of three contruction businesses acquired after the first quarter of 1999. Operating revenues during the twelve months ended March 31, 2000 increased by $40.3 million, or 145%, when compared to the twelve months ended March 31, 1999 due primarily to the timing of business acquisitions. Refer to Note 3 of the Notes to the Consolidated Financial Statement in the Company's 1999 Annual Report on Form 10-K for the acquisition dates of all construction businesses acquired during the past three years

     OPERATING INCOME - Construction Services' seasonal operating loss for the first quarter of 2000 was $2.3 million compared to $1.2 million for the first quarter of 1999. Construction Services generally incurs operating losses during the winter and spring months when underground construction is inhibited by weather and generates the majority of its income during the summer and fall months. The increased operating loss for the first quarter of 2000 when compared to the first quarter of 1999 was due primarily to the seasonal losses of the three business acquired after the first quarter of 1999. As the Company expands its construction business, the seasonal losses and profits become proportionally larger.
     Operating income for the twelve months ended March 31, 2000 increased by $1.8 million when compared to the same period of 1999. The increase is due primarily to the operating income of the businesses acquired since February 1999 and the absence during the twelve months ended March 31, 2000 of operating losses from an overhead-line construction company that was started in Florida in January of 1998. The operations of this start-up business were halted in mid-1998 in response to lower than expected business levels and earnings. Construction Services' results for the twelve months ended March 31, 1999 include an operating loss of $.7 million from this overhead-line business.


ENGINEERING  SERVICES

                            Three Months Ended     Twelve Months Ended
                                March  31,              March  31,
                            ------------------    ---------------------
                             2000       1999        2000         1999
                            -------    -------    ---------    --------
                                (in thousands, except billed hours)
Operating revenues . . . .  $ 5,549    $ 5,719    $ 17,315     $ 43,938
Operating expenses . . . .    5,478      5,268      18,209       40,963
                            -------    -------    ---------    --------
Operating income (loss). .  $    71    $   451    $   (894)    $  2,975
                            =======    =======    =========    ========

Billed hours . . . . . . .   94,000     97,000     356,000      619,000
                            =======    =======    =========    ========

The  amounts  in  the  table  above  include  intercompany  transactions.

     OPERATING REVENUES - The engineering services segment ("Engineering Services") had operating revenues of $5.5 million during the three months ended March 31, 2000 compared to $5.7 million for the same period of the prior year. The decrease in operating revenues was due primarily to a reduction in engineering projects that began during the first half of 1999. Engineering projects for the gas distribution industry have been delayed due to the cash flow impact on the industry of warmer weather during the past few years. Also, many pipeline construction and engineering projects scheduled for 1999 were cut back or delayed due to gas market uncertainty and lower oil prices in 1998 and early 1999. Oil prices have since recovered significantly and a turnaround in business for 2000 may occur as new and delayed engineering projects are released.
     The decrease in revenues caused by the reduction in available engineering projects was offset partially by revenues from other lower margin jobs accepted and performed during the first quarter of 2000. The lower margin jobs covered a portion of Engineering Services' fixed overhead costs.
     During the twelve months ended March 31, 2000, Engineering Services' operating revenues decreased by approximately $26.6 million from the twelve months ended March 31, 1999. The decrease was due primarily to the reduction in available engineering projects, including turn-key projects, caused by the same factors discussed with respect to the first quarter.

     OPERATING INCOME - Operating income for Engineering Services was $.1 million for the first quarter of 2000 compared to $.5 million for the first quarter of 1999. The decrease was due primarily to the reduction in available engineering projects. As discussed above, a turnaround in business for 2000 may occur as new and delayed engineering projects are released in response to higher oil prices.
     Operating income decreased by $3.9 million during the twelve months ended March 31, 2000 when compared to the same period of the prior year. The significant decrease in operating income was due primarily to the decrease in operating revenues and corresponding project costs as a result of the deferral of engineering projects discussed previously, and unanticipated ground restoration and clean-up costs incurred during the twelve months ended March 31, 2000 related to a large turn-key project completed during the twelve months ended March 31, 1999.


PROPANE,  PIPELINES  AND  STORAGE

                        Three Months Ended      Twelve Months Ended
                            March  31,               March  31,
                        ------------------      -------------------
                         2000        1999        2000         1999
                        ------      ------      ------       ------
                                      (in  thousands)
Operating revenues . .  $2,061      $1,944      $6,400       $6,106
Operating expenses . .   1,588       1,148       4,383        4,098
                        ------      ------      ------       ------
Operating income . . .  $  473      $  796      $2,017       $2,008
                        ======      ======      ======       ======

     OPERATING REVENUES - For the three months and twelve months ended March 31, 2000, the operating revenues of the Company's propane, pipelines and storage business increased by $.1 million and $.3 million, respectively, when compared to the same periods of 1999. The increases during both the three and twelve month periods were due to higher propane distribution revenues offset partially by slightly lower pipeline revenues due to the absence of revenues from a pipeline that was sold in mid-1999.

     OPERATING INCOME - The operating income from the propane, pipelines and storage business decreased during the three months ended March 31, 2000 by $.3 million when compared to the first quarter of 1999. The decrease during the first quarter of 2000 was caused primarily by higher propane costs, which reduce propane margins, and the absence of operating income from a pipeline that was sold in mid-1999.
     Operating income was $2.0 million for both the twelve months ended March 31, 2000 and the same period of 1999. Operating revenues were higher during the twelve months ended March 31, 2000, as discussed above, and pipeline expenses were lower. However, these items were offset primarily by higher propane costs.

OTHER  INCOME  AND  DEDUCTIONS

                                           Three Months Ended  Twelve Months Ended
                                               March  31,           March  31,
                                           ------------------  --------------------
                                             2000      1999      2000       1999
                                           --------  --------  ---------  ---------
                                                       (in  thousands)
Divestiture of energy marketing business.  $    --   $ 1,122   $     --   $  1,122
Divestiture of NOARK investment . . . . .       --        --         --      3,568
Interest expense. . . . . . . . . . . . .   (8,696)   (3,894)   (25,376)   (15,018)
Dividends on preferred stock. . . . . . .       --       (48)      (277)      (193)
Other income. . . . . . . . . . . . . . .    1,060       419      3,593        879
                                           --------  --------  ---------  ---------

  Total other income (deductions) . . . .  $(7,636)  $(2,401)  $(22,060)  $ (9,642)
                                           ========  ========  =========  =========

     DIVESTITURE OF ENERGY MARKETING BUSINESS - The Company sold its energy marketing business effective March 31, 1999. The divestiture generated a gain of $1.1 million ($.7 million after tax) which is reflected in the results for the three months and twelve months ended March 31, 1999.

     DIVESTITURE OF NOARK INVESTMENT - The Company sold its investment in the NOARK Pipeline System Partnership ("NOARK") in 1998 after a number of write-downs and reserve adjustments related to the investment. Refer to Management's Discussion and Analysis and Note 15 in the Notes to the Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K for additional information related to the NOARK investment.

     INTEREST EXPENSE - During the first quarter of 2000, interest expense increased $4.8 million compared to the first quarter of 1999. The increase is due primarily to increases in debt levels to finance the Company's capital expenditure and business acquisition programs and for general corporate purposes, offset partially by $2.1 million of income recognized on interest rate hedge instruments during the first quarter of 2000. The Company incurred $290 million of additional short-term debt on November 1, 1999 to finance the acquisition of ENSTAR ("bridge loan"). Approximately $5.9 million of interest expense during the first quarter of 2000 relates to the bridge loan. Also, $.8 million of the $5.9 million in interest expense associated with the bridge loan is amortization of debt costs. Debt costs related to the bridge loan are being amortized over the expected life of the loan.
     Interest expense for the twelve months ended March 31, 2000 increased by $10.4 million when compared to the same period in 1999. The increase between the twelve-month periods is due generally to the same items that caused the increase between quarterly periods, including the $2.1 million of income recognized on interest rate hedge instruments during the first quarter of 2000 . Approximately $10.1 million of interest expense during the twelve months ended March 31, 2000 relates to the bridge loan, of which $1.5 million represents amortization of debt costs associated with the loan.

     OTHER INCOME - Other income for the three months ended March 31, 2000 increased by $.6 million when compared to the first quarter of 1999. The increase is due in part to a $.4 million increase in equity income from a partnership investment in a gas storage facility, most of which is likely to be non-recurring. The remainder of the increase is due primarily to an increase in gains on property sales.
     Other income for the twelve months ended March 31, 2000 increased by $2.7 million when compared to the same twelve months of 1999. Approximately $.8 million of the increase between twelve month periods relates to life insurance proceeds received upon the death of a retired company executive, $.7 million relates to gains on the sale of various property, $.6 million relates to an increase in equity income from partnership investments and the remainder is attributable to higher miscellaneous non-operating income.

INCOME  TAXES

     Income taxes for the three months and twelve months ended March 31, 2000 increased by $2.1 million and $.9 million, respectively, when compared to the same periods of the prior year. The change in income taxes, when comparing one period to another, is due primarily to changes in pre-tax earnings and any adjustments necessary for compliance with tax laws and regulations.


EXTRAORDINARY  ITEM

     The Company incurred an extraordinary charge of $.5 million after-tax in the second quarter of 1998 for the early redemption of all of its outstanding 8.625% debentures due April 15, 2017. The charge is reflected in the results for the twelve months ended March 31, 1999.


LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH FLOWS FROM INVESTING - The following table identifies capital investments for the first quarter of 2000 and 1999:

                                                Three Months Ended
                                                    March  31,
                                                ------------------
                                                 2000        1999
                                                ------      ------
Capital  Investments:                             (in  thousands)
  Property additions - gas distribution. . . .  $6,623      $3,907
  Property additions - diversified businesses.   2,436       1,922
  Business acquisitions (a). . . . . . . . . .      --       1,730
                                                ------      ------
                                                $9,059      $7,559
                                                ======      ======

(a) Includes net cash paid, deferred payments and the value, at the time of issuance, of Company stock issued for acquisitions.

     The Company has spent approximately $9.1 million on property additions during the first three months of 2000 and anticipates spending approximately $40.9 million on property additions during the remainder of 2000. In addition, the Company may incur additional expenditures for business acquisitions during the remainder of 2000.

     CASH FLOWS FROM OPERATIONS - Net cash from operating activities for the three months ended March 31, 2000, as compared to the same three months of the prior year, decreased by $17.2 million. The change in operating cash flows is significantly influenced by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments.
     CASH FLOWS FROM FINANCING - During the three months ended March 31, 2000 and 1999, the Company used $27.2 million and $43.0 million, respectively, for financing activities.

                                                      Three Months Ended
                                                          March  31,
                                                     --------------------
                                                       2000       1999
                                                     ---------  ---------
Cash provided by (used  in) financing activities:       (in  thousands)
  Issuance (repurchase) of common stock . . . . . .  $    218   $  1,996
  Net cash change in notes payable. . . . . . . . .   (23,792)   (41,498)
  Payment of dividends. . . . . . . . . . . . . . .    (3,672)    (3,527)
                                                     ---------  ---------
                                                     $(27,246)  $(43,029)
                                                     =========  =========

     In April 2000 the Company's Board of Directors declared a regular quarterly cash dividend of $.21 per share on the Company's common stock, which was an increase of 2.4% over the prior quarterly cash dividend. The dividend is payable on May 15, 2000 to shareholders of record at the close of business on May 5, 2000.
     In March 2000, a registration statement on Form S-3 ("registration statement") filed by the Company and SEMCO Capital Trust I, SEMCO Capital Trust II and SEMCO Capital Trust III ("Capital Trusts") with the Securities and Exchange Commission became effective. The registration statement was for the registration of debt securities, preferred stock, common stock, stock purchase contracts and stock purchase units of the Company and trust preferred securities of the Capital Trusts and related guarantees in any combination up to $500 million.
     In April 2000, SEMCO Capital Trust I issued 1.6 million shares of 10.25% cumulative trust preferred securities ("Trust Preferred Securities") in a public offering at a price of $25 per security. SEMCO Capital Trust I used the $40 million in proceeds from the issuance of the Trust Preferred Securities to invest in subordinated debentures of the Company bearing an interest rate of 10.25% ("Subordinated Debentures"). Also in April 2000, the Company sold $30 million of 8% Senior Notes due 2010 ("Senior Notes") in a public offering. The Company used the entire net proceeds from the sale of the Senior Notes and Subordinated Debentures to repay a portion of the ENSTAR bridge loan, including a $56 million payment due May 1, 2000.

     FUTURE FINANCING - In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of short-term lines of credit. When appropriate, the Company will refinance its short-term lines with long-term debt, common stock or other long-term financing instruments. At March 31, 2000, the Company had $110 million of short-term credit facilities, of which $49 million was unused.
     As discussed above, the Company has registered up to $500 million of securities under the registration statement, of which $70 million was utilized to issue securities during April of 2000.
     The Company expects to acquire additional businesses in 2000 and will likely raise the required capital through a combination of utilizing short-term lines of credit and issuing long-term debt or equity. The Company also plans to refinance the ENSTAR bridge loan in 2000 with a combination of long-term debt, equity and trust preferred securities. The bridge loan matures on October 30, 2000. Payments of $56,000,000 are required on May 1, 2000 and August 1, 2000 if the bridge loan is not prepaid prior to such dates. As discussed above, the net proceeds from securities issued in April 2000 were used to repay a portion of the bridge loan including the May 1, 2000 payment.
     The Company's ratio of earnings to fixed charges was 2.12 for the twelve months ended March 31, 2000.


NEW  ACCOUNTING  STANDARD

     In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial position as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
     SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is studying the effects of SFAS 133 but does not expect it to have a material impact on the Company's liquidity, financial condition and results of operations.

                           PART II - OTHER INFORMATION



ITEM  1.  LEGAL  PROCEEDINGS.

          None.


ITEM  2.  CHANGES  IN  SECURITIES.

          During the first quarter of 2000, the Company issued 2,731 shares of unregistered common stock to the members of its Board of Directors in exchange for services rendered, valued at $31,932.

          The preceding transaction is exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM  3.  Not  applicable.


ITEM  4.  Not  applicable.


ITEM  5.  Not  applicable.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)   List  of  Exhibits  -  (See  page  23  for  the  Exhibit  Index.)

10.1  Form  of  Change  in  Control  Agreement  (for  certain  officers).
10.2 Form of Change of Control Employment Agreement dated as of March 1, 2000 (for certain officers).
10.3 Amended and Restated Trust Agreement of SEMCO Capital Trust I dated as of April 19, 2000.
10.4 Guarantee Agreement between SEMCO Energy, Inc. as Guarantor and Bank One Trust Company, National Association as Trustee dated as of April 19, 2000.
10.5  Form  of  10  %  Trust  Preferred  Security.
10.6 Indenture dated as of April 19, 2000 between SEMCO Energy, Inc. and Bank One Trust Company, National Association, as Trustee.
10.7  First  Supplemental  Indenture  to  Indenture  dated as of April 19, 2000.
10.8  Form  of  10  %  Subordinated  Debenture.
27    Financial  Data  Schedule.


(b)   Reports  on  Form  8-K.

          The Company filed a Form 8-K Report on March 20, 2000, to file (1) the ENSTAR Combined Financial Statements and Notes Thereto for the Years Ended December 31, 1999, 1998 and 1997 and (2) the Company's Pro Forma Statement of Income for the Year Ended December 31, 1999 reflecting the acquisition of ENSTAR.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEMCO  ENERGY,  INC.
                                                (Registrant)



Dated:  May  12,  2000
                                        By:     /s/Sebastian  Coppola
                                                --------------------------------
                                                Sebastian  Coppola
                                                Senior  Vice  President  and
                                                Principal  Financial  Officer

                                  EXHIBIT INDEX
                                    Form 10-Q
                               First Quarter 2000

 Exhibit
   No.     Description                                                             Filed Herewith
------     -----------                                                             --------------
 10.1    Form of Change in Control Agreement (for certain officers). . . . . . . . . .  x
 10.2    Form of Change of Control Employment Agreement dated
         as  of  March  1,  2000  (for  certain  officers).  . . . . . . . . . . . . .  x
 10.3    Amended  and  Restated  Trust  Agreement  of  SEMCO  Capital
         Trust  I  dated  as  of  April  19,  2000.  . . . . . . . . . . . . . . . . .  x
 10.4    Guarantee  Agreement  between  SEMCO  Energy,  Inc.  as
         Guarantor and Bank One Trust Company, National Association
         as  Trustee  dated  as  of  April  19,  2000. . . . . . . . . . . . . . . . .  x
 10.5    Form  of  10  %  Trust  Preferred  Security.  . . . . . . . . . . . . . . . .  x
 10.6    Indenture  dated  as  of  April  19,  2000  between  SEMCO
         Energy,  Inc.  and  Bank  One  Trust  Company,  National
         Association,  as  Trustee.  . . . . . . . . . . . . . . . . . . . . . . . . .  x
 10.7    First  Supplemental  Indenture  to  Indenture  dated  as  of
         April  19,  2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  x
 10.8    Form  of  10  %  Subordinated  Debenture. . . . . . . . . . . . . . . . . . .  x
 27      Financial  Data  Schedule.  . . . . . . . . . . . . . . . . . . . . . . . . .  x