Form 10-Q
period 2000-06-30
SEMCO ENERGY INC
filed 2000-08-11
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 (Mark  One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2000

                                       OR

     [  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
             SECURITIES  EXCHANGE  ACT  OF  1934
                    For the fiscal period from _____________  to  _____________


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

The number of outstanding shares of the Registrant's common stock as of July 31, 2000: 18,034,052.

                               INDEX TO FORM 10-Q
                               ------------------

                         For Quarter Ended June 30, 2000






                                                                                      Page
                                                                                     Number
                                                                                     ------
COVER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2

PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .      3
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . .. . . . . . . . . . .     13

PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .     26
  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . .     26
  Item 4.  Submission of Matters to a Vote of Securityholders  . . . . . . . . . .     26
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .     27

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29


FORWARD-LOOKING  STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections of SEMCO Energy, Inc. and its subsidiaries (the "Company"). Statements that are not historical facts, including statements about the Company's outlook, beliefs, plans, goals, and expectations, are forward-looking statements. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical areas where the Company does business; (iii) the capital intensive nature of the Company's business; (iv) increased competition within the energy industry as well as from alternative forms of energy; (v) the timing and extent of changes in commodity prices for natural gas and propane; (vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) the Company's ability to bid on and win construction, engineering and quality assurance contracts; (viii) the impact of energy prices on the amount of projects and business available to the Company's engineering services segment; (ix) the nature, availability and projected profitability of potential investments available to the Company; (x) the Company's ability to accomplish its financing objectives in a timely and cost-effective manner in light of changing conditions in the capital markets, (xi) the Company's ability to operate and integrate acquired businesses in accordance with its plans and
(xii) the Company's ability to effectively execute its strategic plan and strategic alternatives.


                                         SEMCO ENERGY, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)
                              (In thousands, except per share amounts)



                                     Three Months Ended    Six Months Ended    Twelve Months Ended
                                           June 30,            June 30,              June 30,
                                     ------------------  --------------------  --------------------
                                       2000      1999      2000       1999       2000       1999
                                     --------  --------  ---------  ---------  ---------  ---------
OPERATING REVENUES
  Gas sales . . . . . . . . . . . .  $42,961   $32,325   $141,893   $101,303   $231,759   $170,686
  Gas transportation. . . . . . . .    6,294     3,632     17,791     10,261     29,899     17,938
  Construction services . . . . . .   21,384     9,812     34,302     13,369     70,898     36,619
  Engineering services. . . . . . .    3,725     3,435      7,390      7,982     14,249     24,265
  Gas marketing . . . . . . . . . .        -         -          -     96,855          -    275,770
  Other . . . . . . . . . . . . . .    2,114     2,025      5,404      5,339      9,629      9,566
                                     --------  --------  ---------  ---------  ---------  ---------
                                     $76,478   $51,229   $206,780   $235,109   $356,434   $534,844
                                     --------  --------  ---------  ---------  ---------  ---------

OPERATING EXPENSES
  Cost of gas sold. . . . . . . . .  $22,555   $19,411   $ 83,090   $ 65,410   $135,470   $110,658
  Cost of gas marketed. . . . . . .        -         -          -     95,632          -    270,613
  Operations and maintenance. . . .   38,103    22,744     70,520     41,053    130,288     95,459
  Depreciation and amortization . .    8,219     4,461     16,201      8,697     27,510     16,503
  Property and other taxes. . . . .    2,928     1,145      6,027      3,502     11,149      7,648
                                     --------  --------  ---------  ---------  ---------  ---------
                                     $71,805   $47,761   $175,838   $214,294   $304,417   $500,881
                                     --------  --------  ---------  ---------  ---------  ---------

OPERATING INCOME. . . . . . . . . .  $ 4,673   $ 3,468   $ 30,942   $ 20,815   $ 52,017   $ 33,963

OTHER INCOME (DEDUCTIONS)
  Divestiture of energy
    marketing business. . . . . . .  $     -   $     -   $      -   $  1,122   $      -   $  1,122
  Divestiture of NOARK investment .        -         -          -          -          -      3,568
  Interest expense. . . . . . . . .   (9,405)   (3,775)   (18,101)    (7,670)   (31,006)   (15,252)
  Other . . . . . . . . . . . . . .      608       574      1,668        946      3,349        782
                                     --------  --------  ---------  ---------  ---------  ---------
                                     $(8,797)  $(3,201)  $(16,433)  $ (5,602)  $(27,657)  $ (9,780)
                                     --------  --------  ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES
  AND DIVIDENDS ON TRUST
  PREFERRED SECURITIES. . . . . . .  $(4,124)  $   267   $ 14,509   $ 15,213   $ 24,360   $ 24,183

INCOME TAXES. . . . . . . . . . . .  $(1,807)  $   146   $  4,832   $  4,688   $  7,549   $  9,550
                                     --------  --------  ---------  ---------  ---------  ---------

NET INCOME (LOSS) BEFORE
  DIVIDENDS ON TRUST
  PREFERRED SECURITIES. . . . . . .  $(2,317)  $   121   $  9,677   $ 10,525   $ 16,811   $ 14,633

  Dividends on trust preferred
    securities net of income taxes.      757         -        757          -        757          -
                                     --------  --------  ---------  ---------  ---------  ---------

NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS . . . . . . .  $(3,074)  $   121   $  8,920   $ 10,525   $ 16,054   $ 14,633
                                     ========  ========  =========  =========  =========  =========

EARNINGS (LOSS) PER
  SHARE - BASIC AND DILUTED . . . .  $ (0.17)  $  0.01   $   0.50   $   0.60   $   0.90   $   0.85
                                     ========  ========  =========  =========  =========  =========

CASH DIVIDENDS
  PAID PER SHARE. . . . . . . . . .  $ 0.210   $ 0.255   $  0.415   $  0.454   $  0.824   $  0.836
                                     ========  ========  =========  =========  =========  =========

AVERAGE COMMON
  SHARES OUTSTANDING. . . . . . . .   17,992    17,703     17,954     17,571     17,887     17,183
                                     ========  ========  =========  =========  =========  =========

The  accompanying  notes  to  the  consolidated  financial statements are an integral part of these statements.


                               SEMCO ENERGY, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                     ASSETS
                                 (In thousands)




                                                      June 30,   December 31,
                                                        2000         1999
                                                      ---------  -------------
                                                     (Unaudited)
CURRENT ASSETS
  Cash and temporary cash investments, at cost . . .  $     228  $       6,086
  Receivables, less allowances of $1,427 and $1,080.     46,755         79,587
  Accrued revenue. . . . . . . . . . . . . . . . . .      6,120         25,380
  Prepaid expenses . . . . . . . . . . . . . . . . .     11,735         14,231
  Gas in underground storage . . . . . . . . . . . .      8,684         11,723
  Materials and supplies, at average cost. . . . . .      7,093          6,146
  Gas charges recoverable from customers . . . . . .      2,903          3,009
  Accumulated deferred income taxes. . . . . . . . .      3,525          3,528
  Other. . . . . . . . . . . . . . . . . . . . . . .         90            844
                                                      ---------  -------------
                                                      $  87,133  $     150,534

PROPERTY, PLANT AND EQUIPMENT
  Gas distribution . . . . . . . . . . . . . . . . .  $ 562,531  $     542,505
  Diversified businesses . . . . . . . . . . . . . .     71,285         61,434
                                                      ---------  -------------
                                                        633,816        603,939
  Less - accumulated depreciation. . . . . . . . . .    143,739        129,593
                                                      ---------  -------------
                                                      $ 490,077  $     474,346

DEFERRED CHARGES AND OTHER ASSETS
  Goodwill, less amortization of $7,253 and $5,052 .  $ 162,354  $     162,691
  Deferred retiree medical benefits. . . . . . . . .     11,239         11,689
  Unamortized debt expense . . . . . . . . . . . . .      7,646          7,644
  Other. . . . . . . . . . . . . . . . . . . . . . .      9,828          8,279
                                                      ---------  -------------
                                                      $ 191,067  $     190,303
                                                      ---------  -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $ 768,277  $     815,183
                                                      =========  =============

The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                   SEMCO ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                             LIABILITIES AND CAPITALIZATION
                                     (In thousands)




                                                               June 30,   December 31,
                                                                 2000         1999
                                                               ---------  -------------
                                                              (Unaudited)
CURRENT LIABILITIES
  Notes payable . . . . . . . . . . . . . . . . . . . . . . .  $  96,377  $     376,629
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .     18,379         35,725
  Customer advance payments . . . . . . . . . . . . . . . . .      9,599         13,885
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .      2,975          4,527
  Amounts payable to customers. . . . . . . . . . . . . . . .      2,678          5,715
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,081         11,701
                                                               ---------  -------------
                                                               $ 139,089  $     448,182

DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes . . . . . . . . . . . . .  $  25,902  $      25,774
  Customer advances for construction. . . . . . . . . . . . .     13,593         15,045
  Unamortized investment tax credit . . . . . . . . . . . . .      1,846          1,980
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,373         11,862
                                                               ---------  -------------
                                                               $  55,714  $      54,661

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . .  $ 308,386  $     170,000

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST
  PREFERRED SECURITIES OF SUBSIDIARIES HOLDING
  SOLELY DEBT SECURITIES OF SEMCO ENERGY, INC.. . . . . . . .  $ 128,606  $           -

COMMON SHAREHOLDERS' EQUITY
  Common stock - $1 par value; 40,000,000 shares authorized;
    18,027,505 and 17,908,616 shares outstanding. . . . . . .  $  18,028  $      17,909
  Capital surplus . . . . . . . . . . . . . . . . . . . . . .    116,420        123,861
  Retained earnings . . . . . . . . . . . . . . . . . . . . .      2,034            570
                                                               ---------  -------------
                                                               $ 136,482  $     142,340
                                                               ---------  -------------

TOTAL LIABILITIES AND CAPITALIZATION. . . . . . . . . . . . .  $ 768,277  $     815,183
                                                               =========  =============


The accompanying notes to the consolidated financial statements are an integral part of these  statements.


                                            SEMCO ENERGY, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                              (in thousands)

                                                                Three Months Ended      Six Months Ended
                                                                      June 30,              June 30,
                                                               --------------------  ---------------------
                                                                  2000       1999       2000       1999
                                                               ----------  --------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $  (3,074)  $   121   $   8,920   $ 10,525
  Adjustments to reconcile net income (loss) to net
    cash from operating activities:
        Depreciation and amortization . . . . . . . . . . . .      8,219     4,461      16,201      8,697
        Gain on divestiture of energy marketing business. . .          -         -           -     (1,122)
        Changes in assets and liabilities, net of effects of
           acquisitions, divestitures and other changes as
           shown below: . . . . . . . . . . . . . . . . . . .     12,489    (5,963)     26,016     31,207
                                                               ----------  --------  ----------  ---------
              NET CASH FROM OPERATING ACTIVITIES. . . . . . .  $  17,634   $(1,381)  $  51,137   $ 49,307
                                                               ----------  --------  ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property additions - gas distribution . . . . . . . . . . .  $ (14,333)  $(4,276)  $ (20,956)  $ (8,183)
  Property additions - diversified businesses . . . . . . . .     (5,753)   (3,450)     (8,189)    (5,372)
  Proceeds from property sales, net of retirement costs . . .       (487)       24        (202)        (7)
  Proceeds from business divestiture. . . . . . . . . . . . .          -     1,950           -      1,950
  Acquisitions of businesses, net of cash acquired. . . . . .       (784)        -        (784)      (925)
                                                               ----------  --------  ----------  ---------
              NET CASH FROM INVESTING ACTIVITIES. . . . . . .  $ (21,357)  $(5,752)  $ (30,131)  $(12,537)
                                                               ----------  --------  ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net of expenses . . . . . . . . .  $     225   $ 1,559   $     443   $  3,555
  Repurchase of common stock and related expenses . . . . . .          -      (193)          -       (193)
  Issuance of trust preferred securities, net of expenses . .    124,772         -     124,772          -
  Issuance of long-term debt, net of expenses . . . . . . . .    136,850         -     136,850          -
  Net cash change in notes payable and related expenses . . .   (257,681)    7,866    (281,473)   (33,632)
  Payment of dividends. . . . . . . . . . . . . . . . . . . .     (3,784)   (4,554)     (7,456)    (8,081)
                                                               ----------  --------  ----------  ---------
              NET CASH FROM FINANCING ACTIVITIES. . . . . . .  $     382   $ 4,678   $ (26,864)  $(38,351)
                                                               ----------  --------  ----------  ---------

CASH AND TEMPORARY CASH INVESTMENTS
  Net increase (decrease) . . . . . . . . . . . . . . . . . .  $  (3,341)  $(2,455)  $  (5,858)  $ (1,581)
  Beginning of period . . . . . . . . . . . . . . . . . . . .      3,569     5,827       6,086      4,953
                                                               ----------  --------  ----------  ---------

  End of period . . . . . . . . . . . . . . . . . . . . . . .  $     228   $ 3,372   $     228   $  3,372
                                                               ==========  ========  ==========  =========


  CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF
     ACQUISITIONS, DIVESTITURES AND OTHER CHANGES:
        Receivables, net. . . . . . . . . . . . . . . . . . .  $   7,871   $ 9,996   $  33,544   $  7,063
        Accrued revenue . . . . . . . . . . . . . . . . . . .      9,813     7,267      19,260     30,201
        Materials, supplies and gas in underground storage. .     (2,066)   (7,036)      2,092     16,546
        Gas charges recoverable from customers. . . . . . . .         45       256         106      9,048
        Accounts payable. . . . . . . . . . . . . . . . . . .      5,557    (3,855)    (17,700)   (17,349)
        Customer advances and amounts payable to customers. .       (433)      (31)     (8,775)    (2,776)
        Accrued taxes . . . . . . . . . . . . . . . . . . . .     (7,776)   (9,646)     (2,886)    (7,884)
        Other . . . . . . . . . . . . . . . . . . . . . . . .       (522)   (2,914)        375     (3,642)
                                                               ----------  --------  ----------  ---------
                                                               $  12,489   $(5,963)  $  26,016   $ 31,207
                                                               ==========  ========  ==========  =========

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

     SUPPLEMENTAL CASH FLOW INFORMATION - Supplemental cash flow information for the three and six months ended June 30, 2000 and 1999 is as follows (in thousands of dollars):


                                                  Three Months Ended   Six Months Ended
                                                       June 30,            June 30,
                                                  ------------------  ------------------
                                                    2000      1999      2000      1999
                                                  --------  --------  --------  --------
                                                              (in thousands)
CASH PAID DURING THE PERIOD FOR:
  Interest . . . . . . . . . . . . . . . . . . .  $10,271   $ 5,815   $18,081   $ 7,086
  Income taxes . . . . . . . . . . . . . . . . .  $ 5,527   $ 6,850   $ 7,884   $12,350

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital stock issued for acquisitions. . . . .  $ 1,000   $ 2,099   $ 1,000   $ 2,099
  Deferred payments for acquisitions . . . . . .  $     -   $     -   $     -   $ 1,000

DETAILS OF ACQUISITIONS:
  Fair value of assets acquired. . . . . . . . .  $ 3,364   $ 5,226   $ 3,364   $10,378
  Fair value of liabilities assumed. . . . . . .   (1,576)   (3,127)   (1,576)   (6,279)
  Deferred payments. . . . . . . . . . . . . . .        -         -         -    (1,000)
  Company stock issued . . . . . . . . . . . . .   (1,000)   (2,099)   (1,000)   (2,099)
                                                  --------  --------  --------  --------
  Cash paid. . . . . . . . . . . . . . . . . . .  $   788   $     -   $   788   $ 1,000
  Less cash acquired . . . . . . . . . . . . . .        4         -         4        75
                                                  --------  --------  --------  --------
  Net cash paid for (acquired via) acquisitions.  $   784   $     -   $   784   $   925

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


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

     LONG-TERM DEBT - In April 2000, the Company sold $30 million of 8% Senior Notes due 2010 ("Senior Notes") in a public offering. Interest on the Senior Notes is paid semi-annually.
     The Company also sold $105 million of 8.95% Remarketable or Redeemable Securities ("ROARS") in a public offering in June 2000. The ROARS were issued at a discount of approximately $.3 million. Interest on the ROARS is payable semi-annually. The ROARS mature in July 2008; however, the Company may purchase, or be required to purchase, all of the ROARS in July 2003 if they are not remarketed as discussed below. In conjunction with the sale of the ROARS, the Company entered into a remarketing agreement with Banc of America Securities LLC ("BAS") under which BAS has the option to purchase all the ROARS in July 2003 or any subsequent remarketing date. The Company received an option premium of approximately $2.5 million for the remarketing option which is included with the ROARS in long-term debt in the Company's Consolidated Statement of Financial Position. The option premium is being amortized to income over the life of the ROARS.
     If BAS purchases the ROARS in July 2003, they will remarket the ROARS at a new interest rate in accordance with the terms of the ROARS. If BAS does not exercise its option to purchase the ROARS in July 2003 then the Company is required to redeem all of the ROARS at that time.
     The Company used the entire net proceeds from the sale of the Senior Notes and ROARS to repay a portion of the bridge loan utilized for the acquisition of ENSTAR Natural Gas Company and Alaska Pipeline Company (together known as "ENSTAR").

     COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARIES - The Company's Capital Trusts were established for the sole purpose of issuing trust preferred securities and lending the gross proceeds to the Company. The sole assets of the Capital Trusts are debt securities of the Company with terms similar to the terms of the related trust preferred securities.  The  Capital  Trusts  are  subsidiaries  of  the  Company.
     In April 2000, SEMCO Capital Trust I issued 1.6 million shares of 10.25% cumulative trust preferred securities ("10.25% TPS") in a public offering at a price of $25 per security. SEMCO Capital Trust I used the $40 million in proceeds from the issuance of the 10.25% TPS to invest in subordinated debentures of the Company bearing an interest rate of 10.25%. The Company used the entire net proceeds from the sale of the subordinated debentures to repay a portion of the bridge loan utilized in the ENSTAR acquisition.
     In June 2000, the Company issued 9 million FELINE PRIDES in a public offering at a price of $10 per security (see Note 8). Each FELINE PRIDES initially consisted of a stock purchase contract of the Company and a 9% trust preferred security of SEMCO Capital Trust II with a stated face value per security of $10 ("9% TPS"). SEMCO Capital Trust II used the $90 million in proceeds to invest in 9% senior deferrable notes of the Company. The Company used the entire net proceeds from the sale of the senior deferrable notes to repay a portion of the bridge loan utilized for the acquisition of ENSTAR.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     Under the terms of each stock purchase contract (which is a component of a FELINE PRIDES unit), the FELINE PRIDES holder is obligated to purchase, and the Company is obligated to sell, between .7794 and .8651 shares of Company common stock in August 2003. The actual number of shares of common stock to be sold will depend on the average market value of a share of common stock in August 2003. In addition to payments on the 9% TPS, the Company is also obligated to pay the FELINE PRIDES holders a quarterly contract adjustment payment on each stock purchase contract at an annual rate of 2% of $10.

     COMMON STOCK EQUITY - On June 15, 2000 the Company's Board of Directors declared a regular quarterly cash dividend of $.21 per share on the Company's common stock. The dividend is payable on August 15, 2000 to shareholders of record at the close of business on August 4, 2000.
     In May 2000, the Company paid a quarterly cash dividend of $.21 per share on its common stock. The total cash dividend was approximately $3.8 million of which $.7 million was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan ("DRIP"). During the second quarter of 2000, the DRIP purchased Company common stock on the open market to meet the dividend reinvestment and stock purchase requirements of its participants. Also during the second quarter of 2000, the Company issued approximately 18,000 shares of its common stock to certain of the Company's employee benefit plans and approximately 83,000 shares in connection with a business acquisition.


(3)     EARNINGS  PER  SHARE

     The computations of basic and diluted earnings per share for the three months, six months and twelve months ended June 30, 2000 and 1999 are as follows (in thousands except per share amounts):


                                                  Three Months Ended  Six Months Ended  Twelve Months Ended
                                                       June 30,          June 30,           June 30,
                                                  ------------------  ----------------  -------------------
                                                    2000      1999     2000     1999     2000        1999
                                                  --------   -------  -------  -------  -------     -------
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:
  Net income (loss). . . . . . . . . . . . . . .  $(3,074)   $   121  $ 8,920  $10,525  $16,054     $14,633

  Weighted average common shares outstanding . .   17,992     17,703   17,954   17,571   17,887      17,183

  Earnings (Loss) Per Share-Basic. . . . . . . .  $ (0.17)   $  0.01  $  0.50  $  0.60  $  0.90     $  0.85

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
  Net income (loss). . . . . . . . . . . . . . .  $(3,074)   $   121  $ 8,920  $10,525  $16,054     $14,633
  Adjustment for effect of assumed conversions:
    Preferred convertible stock dividends. . . .        -          4        -        7        5          14
                                                  --------   -------  -------  -------  -------     -------
  Diluted net income (loss). . . . . . . . . . .  $(3,074)   $   125  $ 8,920  $10,532  $16,059     $14,647
                                                  --------   -------  -------  -------  -------     -------

  Weighted average common shares outstanding . .   17,992     17,703   17,954   17,571   17,887      17,183
  Incremental shares from assumed
    conversions of:
      Preferred convertible stock. . . . . . . .        -         25        -       25       10          25
      Stock options. . . . . . . . . . . . . . .        -          -        5        -        2           -
                                                  --------   -------  -------  -------  -------     -------
  Diluted weighted average common
    shares outstanding . . . . . . . . . . . . .   17,992     17,728   17,959   17,596   17,899      17,208
                                                  --------   -------  -------  -------  -------     -------

  Earnings (Loss) Per Share-Diluted. . . . . . .  $ (0.17)   $  0.01  $  0.50  $  0.60  $  0.90     $  0.85

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


4)     BUSINESS  SEGMENTS

     The Company operates four business segments: (1) gas distribution; (2) construction services; (3) engineering services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". The Company's gas distribution segment distributes and transports natural gas to approximately 255,000 customers in the state of Michigan and approximately 102,000 customers in the state of Alaska. The construction services segment currently does business in the mid-western, southern and southeastern areas of the United States. In addition to constructing underground gas pipelines, the Company is expanding its underground construction services into other industries such as telecommunications and water supply. The engineering services segment has offices in New Jersey, Michigan, Louisiana and Texas and provides a variety of energy related engineering and quality assurance services in several states. The propane, pipelines and storage segment sells approximately 5 million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin and operates natural gas transmission, gathering and storage facilities in Michigan. The Company sold the subsidiary comprising its energy marketing business effective March 31, 1999.
     The accounting policies of the operating segments are the same as those described in Notes 1 and 12 of the Notes to the Consolidated Financial
Statements in the Company's 1999 Annual Report on Form 10-K except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the Consolidated Financial Statements. Corporate and other includes corporate related expenses not allocated to segments, intercompany eliminations and results of other smaller operations.


                                   Three Months Ended    Six Months Ended    Twelve Months Ended
                                        June 30,             June 30,              June 30,
                                   ------------------  --------------------  --------------------
                                     2000      1999      2000       1999       2000       1999
                                   --------  --------  ---------  ---------  ---------  ---------
                                                           (in thousands)
OPERATING REVENUES
  Gas Distribution. . . . . . . .  $49,928   $36,709   $161,616   $113,688   $264,758   $192,050
  Construction Services . . . . .   24,391    12,032     38,944     16,716     80,500     33,394
  Engineering Services. . . . . .    5,979     3,659     11,528      9,379     19,634     38,354
  Propane, Pipelines and Storage.    1,228     1,284      3,289      3,228      6,345      6,111
  Energy Marketing. . . . . . . .        -         -          -     96,904          -    278,190
  Corporate and Other (a) . . . .   (5,048)   (2,455)    (8,597)    (4,806)   (14,803)   (13,255)
                                   --------  --------  ---------  ---------  ---------  ---------
    Total Operating Revenues. . .  $76,478   $51,229   $206,780   $235,109   $356,434   $534,844
                                   ========  ========  =========  =========  =========  =========

OPERATING INCOME (LOSS)
  Gas Distribution. . . . . . . .  $ 5,348   $ 4,064   $ 34,007   $ 21,931   $ 52,209   $ 30,260
  Construction Services . . . . .     (567)      321     (2,845)      (925)       691        261
  Engineering Services. . . . . .      142      (544)       212        (92)      (208)     1,698
  Propane, Pipelines and Storage.      276       371        748      1,167      1,922      2,004
  Energy Marketing. . . . . . . .        -         -          -       (341)         -      2,269
  Corporate and Other (a) . . . .     (526)     (744)    (1,180)      (925)    (2,597)    (2,529)
                                   --------  --------  ---------  ---------  ---------  ---------
    Total Operating Income. . . .  $ 4,673   $ 3,468   $ 30,942   $ 20,815   $ 52,017   $ 33,963
                                   ========  ========  =========  =========  =========  =========

(a)     Includes  the elimination of intercompany energy marketing revenues of $49 and $2,420 for the six and twelve months ended June  30,  1999,  respectively.  Includes the elimination of intercompany construction services  revenue  of  $3,007,  $4,642  and  $9,603  for the three, six and twelve months ended June 30, 2000, respectively, and  $2,220,  $3,346  and
        $9,129  for the three, six and twelve months ended June 30, 1999, respectively.  Includes the  elimination  of  intercompany  engineering  services  revenue  of $2,254, $4,138 and
        $5,385  for the three and twelve months ended  June  30,  2000, respectively,  and  $224,
        $1,398  and $1,735 for the three and twelve months ended June 30, 1999,  respectively.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(5)     PRO  FORMA  INFORMATION

     On  November  1,  1999, the Company acquired ENSTAR from Ocean Energy, Inc.
("Ocean Energy") for approximately $290 million in cash, which included adjustments for working capital and the purchase of $58.7 million of ENSTAR's debt held by Ocean Energy, plus the accrued interest thereon. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been preliminarily allocated to the assets purchased and the liabilities assumed based on their estimated fair values at the date of the acquisition, with the $134.4 million of purchase price in excess of these estimated fair values classified as goodwill, which is being amortized on a straight-line basis over 40 years.
     The following pro forma amounts for operating revenue, consolidated net income and earnings per share (basic and diluted) have been determined as if the acquisition of ENSTAR occurred on January 1, 1999, and illustrate the effects of: (1) the elimination of activities between ENSTAR and Ocean Energy or its predecessor, Seagull Energy, Inc., that occurred prior to the closing of the acquisition by the Company; (2) the adjustments resulting from the acquisition by the Company including increases in depreciation and amortization expense due primarily to the amortization, over a 40 year period, of the goodwill associated with the acquisition; and (3) the public issuance of $135 million of debentures, $40 million of trust preferred securities and $90 million of FELINE PRIDES (Note 2 contains additional information about these issuances), the utilization of short-term lines of credit to fund the remaining purchase price, and the resulting adjustments to interest expense and trust preferred dividends from these issuances and transactions (the "Financing Transactions"). The pro-forma amounts include the effects of the Financing Transactions as though they were issued on January 1, 1999 and exclude the effects of the $290 million short-term bridge loan actually utilized in the ENSTAR acquisition. The net proceeds from the Financing Transactions have or will be used primarily to retire the bridge loan.
     The pro forma amounts do not reflect any potential cost savings or operating synergies that may be realized following the acquisition of ENSTAR.


                                            Three  months        Six  months
                                           ended  June  30,    ended  June  30,
                                          ------------------  ------------------
                                            2000      1999      2000      1999
                                          --------  --------  --------  --------
                                         (in thousands, except per share amounts)
Actual results:
  Operating revenue. . . . . . . . . . .  $76,478   $51,229   $206,780  $235,109
  Net income (loss). . . . . . . . . . .   (3,074)      121      8,920    10,525
  Basic EPS. . . . . . . . . . . . . . .    (0.17)     0.01       0.50      0.60

Pro-forma results:
  Operating revenue. . . . . . . . . . .  $76,478   $68,660   $206,780  $291,200
  Net income (loss). . . . . . . . . . .   (3,209)   (2,267)     8,533    12,035
  Basic EPS. . . . . . . . . . . . . . .    (0.18)    (0.13)      0.48      0.68


(6)     MERGERS  AND  ACQUISITIONS

     In May 2000, the Company acquired KLP Construction Co. ("KLP") for approximately $1.8 million. KLP is based in East Peoria, Illinois and provides natural gas pipeline and fiber optic construction services primarily for the utility industry. For financial statement purposes, the acquisition of KLP has been accounted for as a purchase and, accordingly, its results of operations are included in the consolidated financial statements since the date of acquisition. There were no adjustments necessary to the accounting practices of KLP to conform with the practices of the Company.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(7)     COMMITMENTS  AND  CONTINGENCIES

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

(8)     SUBSEQUENT  EVENTS

     During July 2000, the Company offered early retirement programs to certain employees of the Company. Under the program, eligible employees receive enhanced benefits if they choose to retire early.
          Also during July 2000, Merrill Lynch, the underwriters for the FELINE PRIDES, exercised their option to purchase additional FELINE PRIDES to cover over-allotments. An additional 1.1 million FELINE PRIDES were issued bringing the total number of FELINE PRIDES outstanding to 10.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS  OF  OPERATIONS

     SEMCO Energy, Inc. and its subsidiaries (the "Company") incurred a net loss of $3.1 million (or $0.17 per share) for the quarter ended June 30, 2000 compared to net income of $.1 million (or $0.01 per share) for the quarter ended June 30, 1999. On a weather-normalized basis, the net loss for the quarter ended June 30, 2000 would have been approximately $2.4 million (or $0.13 per share) compared to net income of approximately $1.4 million (or $0.08 per share) for the same period of the prior year.
     Net income for the six months ended June 30, 2000 was $8.9 million (or $0.50 per share) compared to $10.5 million (or $0.60 per share) for the six months ended June 30, 1999. On a weather-normalized basis, the net income for the six months ended June 30, 2000 would have been approximately $12.3 million (or $0.69 per share) compared to net income of approximately $12.5 million (or $0.71 per share) for the same period of the prior year.
     Net income for the twelve months ended June 30, 2000 was $16.1 million (or $.90 per share) compared to $14.6 million (or $0.85 per share) for the twelve months ended June 30, 1999. On a weather-normalized basis, net income would have been approximately $21.1 million (or $1.18 per share) for the twelve months ended June 30, 2000 compared to approximately $19.8 million (or $1.15 per share) for the same period of the prior year. The net income for the six months and twelve months ended June 30, 1999 includes a gain of $.7 million after tax on the sale of the energy marketing business.


                                           Three Months Ended    Six Months Ended    Twelve Months Ended
                                                 June 30,            June 30,              June 30,
                                           ------------------  --------------------  --------------------
                                             2000      1999      2000       1999       2000       1999
                                           --------  --------  ---------  ---------  ---------  ---------
                                                      (in thousands, except per share amounts)
Operating revenues (a). . . . . . . . . .  $76,478   $51,229   $206,780   $235,109   $356,434   $534,844
  Operating expenses (a). . . . . . . . .   71,805    47,761    175,838    214,294    304,417    500,881
                                           --------  --------  ---------  ---------  ---------  ---------
Operating income. . . . . . . . . . . . .  $ 4,673   $ 3,468   $ 30,942   $ 20,815   $ 52,017   $ 33,963
  Other income and (deductions) . . . . .   (8,797)   (3,201)   (16,433)    (5,602)   (27,657)    (9,780)
  Income taxes. . . . . . . . . . . . . .    1,807      (146)    (4,832)    (4,688)    (7,549)    (9,550)
                                           --------  --------  ---------  ---------  ---------  ---------
Income before dividends on trust
  preferred securities. . . . . . . . . .  $(2,317)  $   121   $  9,677   $ 10,525   $ 16,811   $ 14,633
  Dividends on trust preferred
    securities, net of income tax . . . .      757         -        757          -        757          -
                                           --------  --------  ---------  ---------  ---------  ---------
Net income (loss) available to common
  shareholders. . . . . . . . . . . . . .  $(3,074)  $   121   $  8,920   $ 10,525   $ 16,054   $ 14,633
Earnings per share ("EPS"). . . . . . . .  $ (0.17)  $  0.01   $   0.50   $   0.60   $   0.90   $   0.85
Average common shares outstanding . . . .   17,992    17,703     17,954     17,571     17,887     17,183

Impact on net income of the following:
  Colder (warmer) than normal weather . .  $  (673)  $(1,300)  $ (3,405)  $ (1,967)  $ (5,078)  $ (5,187)
  Gain on sale of marketing business. . .  $     -   $     -   $      -   $    729   $      -   $    729

Net income excluding the foregoing items.  $(2,401)  $ 1,421   $ 12,325   $ 11,763   $ 21,132   $ 19,091
EPS excluding the foregoing items . . . .  $ (0.13)  $  0.08   $   0.69   $   0.67   $   1.18   $   1.11

(a)   The  decrease  in  operating  revenues  and  expenses  for  the  six months and twelve months ended
      June  30,  2000  was  due  primarily  to  the  energy  marketing business, which was sold effective
      March  31,  1999,  offset  partially  by  the  results  of  new  business  acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


RESULTS  OF  OPERATIONS  (CONTINUED)

     The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual results of operations is earned during the first and fourth quarters of the year. In addition, the Company's construction services business segment is also seasonal in nature and makes most of its income during the summer and fall months and incurs losses during the winter and spring months. Therefore, the Company's results of operations for the three months and six months ended June 30, 2000 and 1999 are not necessarily indicative of results for a full year.
     The business segment analyses and other discussions on the next several pages provide additional information regarding variances in results of operations when comparing the three, six and twelve month periods ended June 30, 2000 to the same periods of the prior year.


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


                                            Three  months        Six  months
                                           ended  June  30,    ended  June  30,
                                          ------------------  ------------------
                                            2000      1999      2000      1999
                                          --------  --------  --------  --------
                                         (in thousands, except per share amounts)
ACTUAL RESULTS:
  Operating revenue (a). . . . . . . . .  $76,478   $51,229   $206,780  $235,109
  Net income . . . . . . . . . . . . . .   (3,074)      121      8,920    10,525
  Basic EPS. . . . . . . . . . . . . . .    (0.17)     0.01       0.50      0.60

  Weather normalized:
    Net income . . . . . . . . . . . . .   (2,401)    1,421     12,325    12,492
    Basic EPS. . . . . . . . . . . . . .    (0.13)     0.08       0.69      0.71

PRO-FORMA RESULTS:
  Operating revenue (a). . . . . . . . .  $76,478   $68,660   $206,780  $291,200
  Net income . . . . . . . . . . . . . .   (3,209)   (2,267)     8,533    12,035
  Basic EPS. . . . . . . . . . . . . . .    (0.18)    (0.13)      0.48      0.68

  Weather normalized:
    Net income . . . . . . . . . . . . .   (2,536)     (967)    11,938    13,302
    Basic EPS. . . . . . . . . . . . . .    (0.14)    (0.05)      0.66      0.76

(a) The decrease in operating revenues in the six months ended June 30, 2000 is due primarily to the energy marketing business, which was sold effective March 31, 1999, offset partially by the results of new business acquisitions.

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


                                   Three Months Ended    Six Months Ended    Twelve Months Ended
                                        June 30,             June 30,              June 30,
                                   ------------------  --------------------  --------------------
                                     2000      1999      2000       1999       2000       1999
                                   --------  --------  ---------  ---------  ---------  ---------
                                                          (in thousands)
OPERATING REVENUES
  Gas Distribution. . . . . . . .  $49,928   $36,709   $161,616   $113,688   $264,758   $192,050
  Construction Services . . . . .   24,391    12,032     38,944     16,716     80,500     33,394
  Engineering Services. . . . . .    5,979     3,659     11,528      9,379     19,634     38,354
  Propane, Pipelines and Storage.    1,228     1,284      3,289      3,228      6,345      6,111
  Energy Marketing. . . . . . . .        -         -          -     96,904          -    278,190
  Corporate and Other . . . . . .   (5,048)   (2,455)    (8,597)    (4,806)   (14,803)   (13,255)
                                   --------  --------  ---------  ---------  ---------  ---------
    Total Operating Revenues. . .  $76,478   $51,229   $206,780   $235,109   $356,434   $534,844
                                   ========  ========  =========  =========  =========  =========

OPERATING INCOME (LOSS)
  Gas Distribution. . . . . . . .  $ 5,348   $ 4,064   $ 34,007   $ 21,931   $ 52,209   $ 30,260
  Construction Services . . . . .     (567)      321     (2,845)      (925)       691        261
  Engineering Services. . . . . .      142      (544)       212        (92)      (208)     1,698
  Propane, Pipelines and Storage.      276       371        748      1,167      1,922      2,004
  Energy Marketing. . . . . . . .        -         -          -       (341)         -      2,269
  Corporate and Other . . . . . .     (526)     (744)    (1,180)      (925)    (2,597)    (2,529)
                                   --------  --------  ---------  ---------  ---------  ---------
    Total Operating Income. . . .  $ 4,673   $ 3,468   $ 30,942   $ 20,815   $ 52,017   $ 33,963
                                   ========  ========  =========  =========  =========  =========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     Operating income for the Gas Distribution Business was $5.3 million for the quarter ended June 30, 2000 compared to $4.1 million for the quarter ended June 30, 1999. On a weather-normalized basis, the operating income of the Gas Distribution Business would have been approximately $6.4 million for the second quarter of 2000 compared to approximately $5.9 million for the same period of the prior year.


                                        Three Months Ended     Six Months Ended    Twelve Months Ended
                                             June 30,              June 30,              June 30,
                                       --------------------  --------------------  --------------------
                                         2000       1999       2000       1999       2000       1999
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                            (dollars in thousands)
Gas sales revenues. . . . . . . . . .  $  42,961  $  32,325  $ 141,893  $ 101,303  $ 231,759  $ 170,685
Cost of gas sold. . . . . . . . . . .     22,555     19,411     83,090     65,410    135,470    110,658
                                       ---------  ---------  ---------  ---------  ---------  ---------
  Gas sales margin. . . . . . . . . .  $  20,406  $  12,914  $  58,803  $  35,893  $  96,289  $  60,027
Gas transportation revenue. . . . . .      6,294      3,632     17,792     10,261     29,899     17,938
Other operating revenue . . . . . . .        673        752      1,931      2,124      3,100      3,427
                                       ---------  ---------  ---------  ---------  ---------  ---------
  Gross margin. . . . . . . . . . . .  $  27,373  $  17,298  $  78,526  $  48,278  $ 129,288  $  81,392
Operating expenses. . . . . . . . . .     22,025     13,234     44,519     26,347     77,079     51,132
                                       ---------  ---------  ---------  ---------  ---------  ---------
Operating income. . . . . . . . . . .  $   5,348  $   4,064  $  34,007  $  21,931  $  52,209  $  30,260
                                       =========  =========  =========  =========  =========  =========

Weather-normalized operating income .  $   6,363  $   5,864  $  39,322  $  24,681  $  60,074  $  37,860
                                       =========  =========  =========  =========  =========  =========

Volumes of gas sold (MMcf). . . . . .      9,272      4,319     32,521     20,194     51,572     32,219
Volumes of gas transported (MMcf) . .     10,654      5,527     26,664     14,821     44,260     26,905
Number of customers at end of period.    361,149    249,610    361,149    249,610    361,149    249,610
Degree Days . . . . . . . . . . . . .      1,024        734      4,164      3,973      6,841      6,061
Percent colder (warmer) than normal .     (9.5)%    (25.3)%    (10.4)%     (7.5)%     (8.6)%    (12.7)%

The  amounts  in  the  above  table  include  intercompany  transactions.


     GAS SALES MARGIN - During the second quarter of 2000, gas sales margin increased by $7.5 million when compared to the second quarter of 1999. The increase includes approximately $7.1 million of gas sales margin from ENSTAR. The remaining $.4 million of the increase is attributable to the Michigan gas distribution operation and is due in part to gas sales margins from new customers and an increase in gas sales as a result of the cooler weather compared to the second quarter of 1999 and customers switching from the Company's aggregated transportation services ("ATS") program back to general gas sales service. These increases were offset partially by a decrease in sales margin earned under the Company's gas supply and storage arrangement with TransCanada Gas Services, Inc. ("TransCanada") as a result of a sale of excess gas in storage during the second quarter of 1999 that did not recur in 2000.
     The gas supply and storage arrangement with TransCanada pertains to the Michigan gas distribution operations. Under the terms of the agreements, TransCanada provides the Company's natural gas requirements and manages the Company's natural gas supply and the supply aspects of transportation and storage operations in Michigan for the three year period that began April 1, 1999. TransCanada supplies the gas and related services to the Company at a cost below the $3.24 per Mcf that the Company is authorized to charge its Michigan customers for gas. As a result, the Michigan gas distribution operation retains the sales margin on the sale of gas, subject to a customer profit sharing mechanism. Prior to April 1, 1999, gas sales margin was generated primarily from distribution fees and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

customer fees because the Michigan operation was not allowed to earn profits from the sale of the gas commodity. For more information on the TransCanada agreements, the $3.24 authorized gas charge and the customer profit sharing mechanism, see Note 2 of the Notes to the Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K.
     Weather during the second quarter of 2000 was 9.5% warmer than normal in Michigan and Alaska combined while the weather during the first quarter of 1999 was 25.3% warmer than normal. Under normal weather conditions, gas sales margin for the quarters ended June 30, 2000 and 1999 would have been higher by approximately $1.0 million and $1.8 million, respectively.
     The ATS program, which was effective April 1, 1998, provides all Michigan commercial and industrial customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees. Distribution and customer fees associated with customers who have switched to third-party gas suppliers are recorded in gas transportation revenue rather than gas sales revenue because the Company is acting as a transporter for those customers. During 2000, certain ATS customers switched back to the Company's general gas sales service because the third-party suppliers they were utilizing stopped participating in the ATS program primarily due to a significant increase in the market price of natural gas.
     Gas sales margin for the six months ended June 30, 2000 increased by $22.9 million when compared to the same period of 1999. The increase includes approximately $21.6 million of gas sales margin from ENSTAR. The remaining $1.3 million of the increase is attributable to the Michigan gas distribution operation and relates to gas sales margins from new customers and sales margins earned on the sale of the gas commodity. These increases were offset partially by the impact of warmer weather. Weather during the six months ended June 30, 2000 was 10.4% warmer than normal in Michigan and Alaska combined, while the weather during the six months ended June 30, 1999 was 7.5% warmer than normal. Under normal weather conditions, gas sales margin for the twelve months ended March 31, 2000 and 1999 would have been higher by approximately $5.3 million and $2.7 million, respectively.
     Gas sales margin for the twelve months ended June 30, 2000 increased by $36.3 million when compared to the twelve months ended June 30, 1999. The increase includes approximately $33.2 million of gas sales margin from ENSTAR. The remaining $3.1 million of the increase is attributable to the Michigan gas distribution operation and relates to gas sales margins from new customers and sales margins earned on the sale of the gas commodity. These increases were partially offset by the impact of a shift in customers to transportation as a result of their participation in the Company's ATS program.
     Weather during the twelve months ended June 30, 2000 was 8.6% warmer than normal in Michigan and Alaska combined, while the weather during the twelve months ended June 30, 1999 was 12.7% warmer than normal. Under normal weather conditions, gas sales margin for the twelve months ended June 30, 2000 and 1999 would have been higher by approximately $7.9 million and $7.6 million, respectively. The impact of weather on gas sales margin during the twelve months ended June 30, 2000 was larger than during the same period of 1999, despite the slightly cooler weather, because of the increased customer base as a result of the ENSTAR acquisition. A significant increase in customer base causes any variation from normal weather to have a more pronounced impact on gas sales margin.

     GAS TRANSPORTATION REVENUE - For the three months, six months and twelve months ended June 30, 2000, gas transportation revenue increased by $2.7 million, $7.5 million and $12.0 million, respectively, when compared to the same periods ended June 30, 1999. The increases are due in part to ENSTAR's transportation revenues during the three months, six months and twelve months ended June 30, 2000 of $2.9 million $7.0 million and $10.0 million, respectively. The remainder of the increases during both the six months and twelve months ended June 30, 2000 relate primarily to customers participating in the new ATS program and an increase in general transportation revenue. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

offsetting decrease for the three months ended June 30, 2000 was due primarily to ATS customers switching from the ATS program back to the Company's general gas sales service. As discussed above, the ATS program has essentially no impact on operating income because the Company charges ATS customers the same distribution fees and customer fees that are charged to general gas sales service customers.

     OPERATING EXPENSES - The operating expenses of the Gas Distribution Business during the three months, six months and twelve months ended June 30, 2000 increased by $8.8 million, $18.2 million and $25.9 million, respectively, when compared to the same periods ended June 30, 1999. Operating expenses attributable to ENSTAR during the three months, six months and twelve months ended June 30, 2000 accounted for $8.6 million, $17.5 million and 23.5 million of the increases, respectively. The remainder of the increases relate to the Michigan operation.
     During the three months, six months and twelve months ended June 30, 2000, depreciation and amortization expense of the Michigan operation increased by $.1 million, $.3 million and $.6 million, respectively, when compared to the same periods ended June 30, 1999. The increases were primarily due to additional property, plant and equipment placed in service. General business taxes also increased during the three months, six months and twelve months ended June 30, 2000 by approximately $1.1 million, $1.2 million and $1.9 million, respectively. The increases in 2000 were primarily due to a reduction in property taxes that the Company recorded during the second quarter of 1999 based on pending appeals of prior years' personal property assessments in Michigan and new property valuation tables approved by the State of Michigan in 1999. The increase in general business taxes for the twelve months ended June 30, 2000 is also partially due to higher Michigan business tax expense.
     The above increases in operating expenses for the three months, six months and twelve months ended June 30, 2000 were offset partially by an overall decrease in employee benefit expenses primarily due to changes in actuarial assumptions associated with the employee benefit plans


CONSTRUCTION  SERVICES

In May 2000, the Company acquired KLP Construction Co. ("KLP") for approximately $1.8 million. For financial statement purposes, the acquisition of KLP has been accounted for as a purchase and, accordingly, its results of operations are included in the consolidated financial statements and the table below since the date of acquisition.


                          Three Months Ended   Six Months Ended   Twelve Months Ended
                               June 30,            June 30,            June 30,
                         -------------------  ------------------  -------------------
                           2000       1999      2000      1999     2000        1999
                         --------    -------  --------  --------  -------     -------
                                                 (in thousands)
Operating revenues. . .  $24,391     $12,032  $38,944   $16,716   $80,500     $33,394
Operating expenses. . .   24,958      11,711   41,789    17,641    79,809      33,133
                         --------    -------  --------  --------  -------     -------
Operating income (loss)  $  (567)    $   321  $(2,845)  $  (925)  $   691     $   261
                         ========    =======  ========  ========  =======     =======

Feet of pipe installed.    1,930       1,479    2,927     2,176     6,959       5,039
                         ========    =======  ========  ========  =======     =======

The  amounts  in  the  above  table  include  intercompany  transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


CONSTRUCTION  SERVICES  (CONTINUED)

     OPERATING REVENUES - The operating revenues of the construction services segment ("Construction Services") for the three months, six months and twelve months ended June 30, 2000 increased by $12.4 million, $22.2 million and $47.1 million, respectively (approximately 103%, 133% and 141%, respectively) when compared to the same periods ended June 30, 1999. The increases are primarily due to the timing of business acquisitions. Several construction business acquisitions were made during or after the three months, six months and twelve months ended June 30, 1999. Refer to Note 3 of the Notes to the Consolidated Financial Statement in the Company's 1999 Annual Report on Form 10-K for the acquisition dates of all construction businesses acquired during the past three years. The increases in revenue were also due to an increase in construction projects.

     OPERATING INCOME - Construction Services' incurred an operating loss of $.6 million for the second quarter of 2000 compared to operating income of $.3 million for the second quarter of 1999. During the six months ended June 30, 2000, Construction Services had an operating loss of $2.8 million compared to $.9 million during the six months ended June 30, 1999. The increased losses in 2000 are partially due to seasonal losses from construction businesses acquired during or after the second quarter of 1999 and expected higher operating costs related to revenue growth during the slow construction season in the first half of the year. Construction Services generally incurs operating losses during the winter and spring months when underground construction is inhibited by weather and costs frequently exceed revenues as construction crews and equipment is staged at worksites and may not be 100 percent productive for a period of time. In contrast, Construction Services generates the majority of its income during the summer and fall construction season when crews are fully productive. As the Company expands its construction business, the seasonal losses and profits become proportionally larger.
     The decrease in operating income during the three and six months ended June 30, 2000 also was due to higher fuel costs and operating costs incurred on various construction projects delayed by rain or other events. Work has already begun on many of these projects and management anticipates that all planned projects will be completed by year-end.
     Operating income for the twelve months ended June 30, 2000 increased by $.4 million when compared to the same period of 1999. The increase is due primarily to the operating income of the businesses acquired since February 1999 offset partially by the items discussed above, which effected results for the three and six month periods.


ENGINEERING  SERVICES


                                     Three Months Ended   Six Months Ended    Twelve Months Ended
                                          June 30,            June 30,              June 30,
                                     ------------------  -------------------  -------------------
                                      2000       1999      2000      1999       2000       1999
                                     -------   --------  --------  ---------  ---------  --------
                                                  (in thousands, except billed hours)
Operating revenues. . . . . . . . .  $ 5,979   $ 3,659   $ 11,528  $  9,379   $ 19,634   $ 38,354
Operating expenses. . . . . . . . .    5,837     4,203     11,316     9,471     19,842     36,656
                                     -------   --------  --------  ---------  ---------  --------
Operating income (loss) . . . . . .  $   142   $  (544)  $    212  $    (92)  $   (208)  $  1,698
                                     =======   ========  ========  =========  =========  ========

Billed hours. . . . . . . . . . . .   94,000    95,000    188,000   192,000    355,000    532,000
                                     =======   ========  ========  =========  =========  ========

     The  amounts  in  the  above  table  include  intercompany  transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


ENGINEERING  SERVICES  (CONTINUED)

     OPERATING REVENUES - The engineering services segment ("Engineering Services") had operating revenues during the three months and six months ended June 30, 2000 of $6.0 million and $11.5 million, respectively, compared to $3.7 million and $9.3 million, respectively for the same periods of the prior year. The increase in operating revenues was primarily due to engineering businesses acquired during the last half of 1999 and to an increase in the number of available projects compared to 1999 when operating revenues were down because many pipeline construction and engineering projects were cut back or delayed due to gas market uncertainty and lower oil prices in 1998 and early 1999.
     The decrease in revenues caused by the reduction in available engineering projects was offset partially by revenues from other lower margin jobs accepted and performed during the first quarter of 2000. The lower margin jobs covered a portion of Engineering Services' fixed overhead costs.
     During the twelve months ended June 30, 2000, Engineering Services' operating revenues decreased by approximately $18.7 million from the twelve months ended June 30, 1999. The decrease was due primarily to the reduction in available engineering projects, including turn-key projects, caused by lower oil prices as discussed above. In addition, engineering projects for the gas distribution industry continue to be delayed due to the cash flow impact on the industry of warmer weather during the past few years.

     OPERATING INCOME - Engineering Services had operating income during the three and six months ended June 30, 2000 of $.1 million and $.2 million compared to operating losses of $.5 million and $.1 million during the same periods of 1999. The increase was due primarily to the increase in available engineering projects discussed above.
     Operating income decreased by $1.9 million during the twelve months ended June 30, 2000 when compared to the twelve months ended June 30, 1999. The significant decrease in operating income was due primarily to the decrease in operating revenues and corresponding project costs as a result of the deferral of engineering projects discussed previously.


PROPANE,  PIPELINES  AND  STORAGE


                         Three Months Ended  Six Months Ended  Twelve Months Ended
                              June 30,           June 30,            June 30,
                         ------------------  ----------------  -------------------
                          2000        1999    2000      1999    2000         1999
                         ------      ------  ------    ------  ------       ------
(in thousands)
Operating revenues. . .  $1,228      $1,284  $3,289    $3,228  $6,345       $6,111
Operating expenses. . .     952         913   2,541     2,061   4,423        4,107
                         ------      ------  ------    ------  ------       ------
Operating income (loss)  $  276      $  371  $  748    $1,167  $1,922       $2,004
                         ======      ======  ======    ======  ======       ======

     OPERATING REVENUES - The operating revenues of the Company's propane, pipelines and storage business for the three months ended June 20, 2000 decreased by approximately $.1 million when compared to the three months ended June 30, 1999 as a result of lower pipeline revenues due to the absence of revenues from a pipeline that was sold in mid-1999 offset partially by higher propane revenues. Operating revenues for the six and twelve months ended June 30, 2000 increased by $.1 million and $.2 million, respectively, when compared to the same periods of 1999. The increases during both periods were due to higher propane distribution revenues offset partially by slightly lower pipeline revenues due to the reasons discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


PROPANE,  PIPELINES  AND  STORAGE  (CONTINUED)

     OPERATING INCOME - The operating income from the propane, pipelines and storage business decreased during the three, six and twelve months ended June 30, 2000 by $.1 million, $.4 million and $.1 million, respectively, when compared to the same periods ended June 30, 1999. The decreases were primarily caused by higher propane costs, which reduced propane margins, and the absence of operating income from a pipeline that was sold in mid-1999.


OTHER  INCOME  AND  DEDUCTIONS


                                           Three Months Ended   Six Months Ended    Twelve Months Ended
                                                June 30,             June 30,             June 30,
                                           ------------------  -------------------  --------------------
                                             2000      1999      2000       1999      2000       1999
                                           --------  --------  ---------  --------  ---------  ---------
                                                                  (in thousands)
Divestiture of energy marketing business.  $     -   $     -   $      -   $ 1,122   $      -   $  1,122
Divestiture of NOARK investment . . . . .        -         -          -         -          -      3,568
Interest expense. . . . . . . . . . . . .   (9,405)   (3,775)   (18,101)   (7,670)   (31,006)   (15,252)
Other income. . . . . . . . . . . . . . .      608       574      1,668       946      3,349        782
                                           --------  --------  ---------  --------  ---------  ---------
  Total other income (deductions) . . . .  $(8,797)  $(3,201)  $(16,433)  $(5,602)  $(27,657)  $ (9,780)
                                           ========  ========  =========  ========  =========  =========

     DIVESTITURE OF ENERGY MARKETING BUSINESS - The Company sold its energy marketing business effective March 31, 1999. The divestiture generated a gain of $1.1 million ($.7 million after tax) which is reflected in the results for the six months and twelve months ended June 30, 1999.

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

     INTEREST EXPENSE - Interest expense for the three months and six months ended June 30, 2000, when compared to the same periods ended June 30, 1999, increased by $5.6 million and $10.4 million, respectively. The increase is due primarily to increases in debt levels to finance the Company's capital expenditure and business acquisition programs and for general corporate purposes. The increase during the six months ended June 30, 2000 is also offset partially by $2.1 million of income recognized on interest rate hedge instruments during the first quarter of 2000. The Company incurred $290 million of additional short-term debt on November 1, 1999 to finance the acquisition of ENSTAR ("bridge loan"). All except $29 million of the bridge loan was repaid during the second quarter of 2000 with the proceeds of several securities offerings discussed in Note 2 of the Notes to the Consolidated Financial Statements. Interest expense related to the bridge loan and these new securities offerings for the three months and six months ended June 30, 2000 was approximately $5.0 million and $10.9 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


OTHER  INCOME  AND  DEDUCTIONS  (CONTINUED)

     Interest expense for the twelve months ended June 30, 2000 increased by $15.8 million when compared to the same period in 1999. The increase between the twelve-month periods is due generally to the same items that caused the increase between the three-month and six-month periods, including the $2.1 million of income recognized on interest rate hedge instruments during the first quarter of 2000. Approximately $15.1 million of interest expense during the twelve months ended June 30, 2000 relates to the bridge loan and the new securities offerings.

     OTHER INCOME - Other income for the three months ended June 30, 2000 when compared to the three months ended June 30, 1999 was essentially unchanged at $.6 million. Other income for the six months ended June 30, 2000 increased by $.7 million when compared to the first six months of 1999. The increase is due in part to a $.4 million increase in equity income from a partnership investment in a gas storage facility, most of which is likely to be non-recurring. The remainder of the increase is due primarily to an increase in gains on property sales.
     Other income for the twelve months ended June 30, 2000 increased by $2.6 million when compared to the same twelve months of 1999. Approximately $.8 million of the increase between twelve month periods relates to life insurance proceeds received upon the death of a retired company executive, $.7 million relates to gains on the sale of various property, $.6 million relates to an increase in equity income from partnership investments and the remainder is attributable to higher miscellaneous non-operating income.


INCOME  TAXES

     Income taxes for the three months, six months and twelve months ended June 30, 2000 increased (decreased) by approximately ($1.9 million), $.1 million and ($2.0 million), respectively, when compared to the same periods ended June 30, 1999. The change in income taxes, when comparing one period to another, is due primarily to changes in pre-tax earnings and any adjustments necessary for compliance with tax laws and regulations.


DIVIDENDS  ON  TRUST  PREFERRED  SECURITIES,  NET  OF  INCOME  TAX

     The Company issued trust preferred securities and FELINE PRIDES during the second quarter of 2000. These securities are described in Note 2 of the Notes to the Consolidated Financial Statements. Dividends on these securities for the second quarter of 2000 were approximately $.8 million, net of income tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH FLOWS FROM INVESTING - The following table identifies capital investments for the three and six months ended June 30, 2000 and 1999:


                                                Three Months Ended  Six Months Ended
                                                     June 30,           June 30,
                                                ------------------  ----------------
                                                 2000        1999    2000     1999
                                                -------     ------  -------  -------
                                                             (in thousands)
Capital investments:
  Property additions - gas distribution. . . .  $14,333     $4,276  $20,956  $ 8,183
  Property additions - diversified businesses.    5,753      3,450    8,189    5,372
  Business acquistions (a) . . . . . . . . . .    1,784      2,099    1,784    4,024
                                                -------     ------  -------  -------
                                                $21,870     $9,825  $30,929  $17,579
                                                =======     ======  =======  =======

(a) Includes net cash paid, deferred payments and the value, at the time of issuance, of Company stock issued for acquisitions.

     The Company has spent approximately $29.1 million on property additions during the first six months of 2000 and anticipates spending approximately $20.9 million on property additions during the remainder of 2000. The increase in property additions in 2000 is due in large part to additional expenditures related to ENSTAR and certain construction businesses that were not part of the Company in early 1999.
      In addition, the Company may incur additional expenditures for business acquisitions during the remainder of 2000.

     CASH FLOWS FROM OPERATIONS - Net cash from operating activities for the three and six months ended June 30, 2000, as compared to the same periods of the prior year, increased by $19.0 million and $1.8 million, respectively. The change in operating cash flows is significantly influenced by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments.

     CASH FLOWS FROM FINANCING - Net cash from financing activities decreased by $4.3 million for the three months ended June 30, 2000 and increased by $11.5 million for the six months ended June 30, 2000 when compared to the same periods ended June 30, 1999.


                                                    Three Months Ended      Six Months Ended
                                                          June 30,              June 30,
                                                   --------------------  ---------------------
                                                      2000       1999       2000       1999
                                                   ----------  --------  ----------  ---------
                                                                  (in thousands)
Cash provided by (used in) financing activities:
  Issuance (repurchase) of common stock . . . . .  $     225   $ 1,366   $     443   $  3,362
  Issuance of trust preferred securities. . . . .    124,772         -     124,772          -
  Issuance of long-term debt. . . . . . . . . . .    136,850         -     136,850          -
  Net cash change in notes payable. . . . . . . .   (257,681)    7,866    (281,473)   (33,632)
  Payment of dividends. . . . . . . . . . . . . .     (3,784)   (4,554)     (7,456)    (8,081)
                                                   ----------  --------  ----------  ---------
                                                   $     382   $ 4,678   $ (26,864)  $(38,351)
                                                   ==========  ========  ==========  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

     In June 2000 the Company's Board of Directors declared a regular quarterly cash dividend of $.21 per share on the Company's common stock. The dividend is payable on August 15, 2000 to shareholders of record at the close of business on August 4, 2000.
     In March 2000, a registration statement on Form S-3 ("registration statement") filed by the Company and SEMCO Capital Trust I, SEMCO Capital Trust II and SEMCO Capital Trust III ("Capital Trusts") with the Securities and Exchange Commission became effective. During the second quarter of 2000 the Company and two of the capital trusts issued various securities and used the net proceeds therefrom to repay a portion of the short-term bridge loan utilized for the acquisition of ENSTAR. Refer to Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding the registration statement and securities issued.

     FUTURE FINANCING - In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of short-term lines of credit. When appropriate, the Company will refinance its short-term lines with long-term debt, common stock or other long-term financing instruments. At June 30, 2000, the Company had short-term credit facilities of $110 million, of which $43.6 million was unused. During July 2000, the Company increased its short-term lines of credit with banks to $160 million, $140 million of which is committed facilities. Also in July 2000 the Company utilized its short-term lines of credit to repay the remaining balance of the bridge loan utilized to acquire ENSTAR.
     As discussed above and in Note 2 of the Notes to the Consolidated Financial Statements, the Company has registered up to $500 million of securities under a registration statement filed in March 2000, of which $265 million was utilized to issue securities during the second quarter of 2000.
     The Company may acquire additional businesses during the remainder of 2000. If business acquisitions are made, the Company will likely raise the required capital through a combination of utilizing short-term lines of credit and issuing long-term debt or equity.
     The Company's ratio of earnings to fixed charges was 1.72 for the twelve months ended June 30, 2000.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


OTHER  SUBSEQUENT  EVENTS

     In July 2000, the Company announced that it is exploring strategic alternatives in an effort to enhance and maximize shareholder value. These alternatives include evaluation of possible transactions, such as a merger with a strategic partner.
     The Company also offered early retirement programs to certain employees of the Company in July 2000. Under the programs, eligible employees receive enhanced benefits if they choose to retire early.
     Also during July 2000, Merrill Lynch, the underwriters for the FELINE PRIDES, exercised their option to purchase additional FELINE PRIDES to cover over-allotments. An additional 1.1 million FELINE PRIDES were issued which brings the total number of FELINE PRIDES outstanding to 10.1 million.

                           PART II - OTHER INFORMATION



ITEM  1.  LEGAL  PROCEEDINGS.

          None.


ITEM  2.  CHANGES  IN  SECURITIES.

          During the second quarter of 2000, the Company issued an aggregate of 4,661 shares of unregistered common stock to the members of its Board of Directors in exchange for services rendered, valued at $59,000.

          On May 1, 2000 the Company issued 83,029 shares of unregistered common stock (valued at $1,000,000) to W. Earl Pogue, Jr. as part of the acquisition of the outstanding stock of KLP Construction Co., Inc.

          The preceding transactions were exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES.

          Not  applicable.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITYHOLDERS.

          At the May 9, 2000 Annual Meeting of Common Shareholders, which had been adjourned from April 18, 2000, the following nominees were elected as directors to hold office for a term of three years:

     Name                  Votes  For       Votes  Withheld
     ----                  ----------       ---------------



  John T. Ferris . . . .   13,430,650       1,281,434
  Michael O. Frazer. . .   13,293,785       1,418,299
  Frederick S. Moore . .   13,309,865       1,402,219
  Edith A. Stotler . . .   12,481,453       2,230,631

          Also at the May 9, 2000 Annual Meeting of Common Shareholders, the following proposal was not approved due to the lack of a majority of the outstanding shares:

          -- Proposal to increase the number of authorized Preferred Shares from 500,000 to 4,500,000 and to amend the Articles of Incorporation.


                For      Against   Abstain  Broker Non-Vote
                ---      -------   -------  ---------------
             8,495,934  3,090,065  415,199     2,710,886


ITEM  5.  OTHER  INFORMATION.

          Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  List  of  Exhibits  -  (See  page  29  for  the  Exhibit  Index.)

          12     Ratio  of  Earnings  to  Fixed  Charges.
          27     Financial  Data  Schedule.

     (b)  Reports  on  Form  8-K.

          There were no reports on Form 8-K filed during the second quarter of 2000.

          The  Company filed the following Form 8-K Reports after June 30, 2000:
(1) report filed on July 17, 2000, to announce the resignation of Carl W. Porter, President and Chief Operating Officer of the Company, for personal reasons, (2) report filed on July 25, 2000 to report second quarter earnings and announce that the Company is exploring strategic alternatives to increase shareholder value, and (3) report filed on July 27, 2000, to file exhibits relating to the securities offerings recently completed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEMCO  ENERGY,  INC.
                                                (Registrant)



Dated:  August  11,  2000
                                        By: /s/Sebastian Coppola
                                            Sebastian  Coppola
                                            Senior Vice President and Principal
                                            Financial  Officer


                                  EXHIBIT INDEX
                                    Form 10-Q
                               Second Quarter 2000


Exhibit
  No.    Description                            Filed Herewith
-------  -------------------------------------  --------------
     12    Ratio of Earnings to Fixed Charges.  x
     27    Financial Data Schedule.. . . . . .  x