Form 10-Q
period 2000-09-30
SEMCO ENERGY INC
filed 2000-11-13
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 (Mark  One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2000

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


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for  the  past  90  days.  Yes  [X]   No  [   ]

The number of outstanding shares of the Registrant's common stock as of October 31, 2000: 18,046,591

                               INDEX TO FORM 10-Q
                               ------------------

                      For Quarter Ended September 30, 2000





                                                                                      Page
                                                                                     Number
                                                                                     ------
COVER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2

PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .      3
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . .. . . . . . . . . . .     14

PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .     27
  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . .     27
  Item 4.  Submission of Matters to a Vote of Securityholders  . . . . . . . . . .     27
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .     27

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29





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


                                                SEMCO ENERGY, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)
                                     (In thousands, except per share amounts)



                                                    Three Months Ended   Nine Months Ended    Twelve Months Ended
                                                       September 30,       September 30,         September 30,
                                                    ------------------  --------------------  --------------------
                                                      2000      1999      2000       1999       2000       1999
                                                    --------  --------  ---------  ---------  ---------  ---------
OPERATING REVENUES
  Gas sales. . . . . . . . . . . . . . . . . . . .  $30,545   $15,618   $172,438   $116,921   $246,686   $165,244
  Gas transportation . . . . . . . . . . . . . . .    5,023     3,241     22,815     13,502     31,682     18,353
  Construction services. . . . . . . . . . . . . .   30,662    16,363     64,965     29,733     85,197     29,873
  Engineering services . . . . . . . . . . . . . .    2,159     3,109      9,547     11,090     13,298     36,320
  Gas marketing. . . . . . . . . . . . . . . . . .        -         -          -     96,855          -    202,401
  Other. . . . . . . . . . . . . . . . . . . . . .    1,937     1,666      7,341      7,005      9,900      9,575
                                                    --------  --------  ---------  ---------  ---------  ---------
                                                    $70,326   $39,997   $277,106   $275,106   $386,763   $461,766
                                                    --------  --------  ---------  ---------  ---------  ---------

OPERATING EXPENSES
  Cost of gas sold . . . . . . . . . . . . . . . .  $14,961   $ 7,974   $ 98,050   $ 73,384   $142,456   $105,107
  Cost of gas marketed . . . . . . . . . . . . . .        -         -          -     95,632          -    199,003
  Operations and maintenance . . . . . . . . . . .   41,333    26,228    111,853     67,281    145,393    100,272
  Depreciation and amortization. . . . . . . . . .    8,332     4,539     24,533     13,236     31,303     17,151
  Property and other taxes . . . . . . . . . . . .    1,677     2,522      7,706      6,024     10,305      7,537
                                                    --------  --------  ---------  ---------  ---------  ---------
                                                    $66,303   $41,263   $242,142   $255,557   $329,457   $429,070
                                                    --------  --------  ---------  ---------  ---------  ---------

OPERATING INCOME (LOSS). . . . . . . . . . . . . .  $ 4,023   $(1,266)  $ 34,964   $ 19,549   $ 57,306   $ 32,696

OTHER INCOME (DEDUCTIONS)
  Divestiture of energy marketing business . . . .  $     -   $     -   $      -   $  1,122   $      -   $  1,122
  Divestiture of NOARK investment. . . . . . . . .        -         -          -          -          -      3,568
  Interest expense . . . . . . . . . . . . . . . .   (8,304)   (3,946)   (26,405)   (11,616)   (35,364)   (15,452)
  Other. . . . . . . . . . . . . . . . . . . . . .       14       920      1,683      1,866      2,443      1,678
                                                    --------  --------  ---------  ---------  ---------  ---------
                                                    $(8,290)  $(3,026)  $(24,722)  $ (8,628)  $(32,921)  $ (9,084)
                                                    --------  --------  ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES
  AND DIVIDENDS ON TRUST
  PREFERRED SECURITIES . . . . . . . . . . . . . .  $(4,267)  $(4,292)  $ 10,242   $ 10,921   $ 24,385   $ 23,612

INCOME TAXES . . . . . . . . . . . . . . . . . . .  $(1,622)  $(2,127)  $  3,210   $  2,561   $  8,054   $  8,787
                                                    --------  --------  ---------  ---------  ---------  ---------

NET INCOME (LOSS) BEFORE DIVIDENDS
  ON TRUST PREFERRED SECURITIES. . . . . . . . . .  $(2,645)  $(2,165)  $  7,032   $  8,360   $ 16,331   $ 14,825

  Dividends on trust preferred securities, net of
  income taxes . . . . . . . . . . . . . . . . . .    2,104         -      2,861          -      2,861          -
                                                    --------  --------  ---------  ---------  ---------  ---------

NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS. . . . . . . . . . . . . . .  $(4,749)  $(2,165)  $  4,171   $  8,360   $ 13,470   $ 14,825
                                                    ========  ========  =========  =========  =========  =========

BASIC EARNINGS (LOSS) PER SHARE. . . . . . . . . .  $ (0.26)  $ (0.12)  $   0.23   $   0.47   $   0.75   $   0.84
                                                    ========  ========  =========  =========  =========  =========

DILUTED EARNINGS (LOSS) PER SHARE. . . . . . . . .  $ (0.26)  $ (0.12)  $   0.23   $   0.47   $   0.74   $   0.84
                                                    ========  ========  =========  =========  =========  =========

CASH DIVIDENDS PAID PER SHARE. . . . . . . . . . .  $ 0.210   $ 0.204   $  0.625   $  0.659   $  0.830   $  0.859
                                                    ========  ========  =========  =========  =========  =========

AVERAGE COMMON SHARES OUTSTANDING. . . . . . . . .   18,036    17,763     17,982     17,636     17,956     17,561
                                                    ========  ========  =========  =========  =========  =========


     The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                 SEMCO ENERGY, INC.
                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                       ASSETS
                                   (In thousands)




                                                      September 30,   December 31,
                                                           2000           1999
                                                      --------------  -------------
                                                        (Unaudited)
CURRENT ASSETS
  Cash and temporary cash investments, at cost . . .  $        4,908  $       6,086
  Receivables, less allowances of $1,328 and $1,080.          60,709         79,587
  Accrued revenue. . . . . . . . . . . . . . . . . .           9,315         25,380
  Prepaid expenses . . . . . . . . . . . . . . . . .          11,753         14,231
  Gas in underground storage . . . . . . . . . . . .          13,939         11,723
  Materials and supplies, at average cost. . . . . .           5,265          6,146
  Gas charges recoverable from customers . . . . . .           2,878          3,009
  Accumulated deferred income taxes. . . . . . . . .           3,510          3,528
  Other. . . . . . . . . . . . . . . . . . . . . . .           7,375            844
                                                      --------------  -------------
                                                      $      119,652  $     150,534

PROPERTY, PLANT AND EQUIPMENT
  Gas distribution . . . . . . . . . . . . . . . . .  $      578,893  $     542,505
  Diversified businesses . . . . . . . . . . . . . .          73,613         61,434
                                                      --------------  -------------
                                                             652,506        603,939
  Less - accumulated depreciation. . . . . . . . . .         150,503        129,593
                                                      --------------  -------------
                                                      $      502,003  $     474,346

DEFERRED CHARGES AND OTHER ASSETS
  Goodwill, less amortization of $7,975 and $5,052 .  $      167,622  $     162,691
  Deferred retiree medical benefits. . . . . . . . .          11,014         11,689
  Unamortized debt expense . . . . . . . . . . . . .           7,282          7,644
  Other. . . . . . . . . . . . . . . . . . . . . . .           9,790          8,279
                                                      --------------  -------------
                                                      $      195,708  $     190,303
                                                      --------------  -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $      817,363  $     815,183
                                                      ==============  =============


   The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                        SEMCO ENERGY, INC.
                           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                  LIABILITIES AND CAPITALIZATION
                                          (In thousands)




                                                                     September 30,   December 31,
                                                                         2000            1999
                                                                    ---------------  -------------
                                                                      (Unaudited)
CURRENT LIABILITIES
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $      124,112   $     376,629
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .          21,086          35,725
  Customer advance payments. . . . . . . . . . . . . . . . . . . .          12,826          13,885
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . .           8,354           4,527
  Amounts payable to customers . . . . . . . . . . . . . . . . . .           2,452           5,715
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,218          11,701
                                                                    ---------------  -------------
                                                                    $      186,048   $     448,182

DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes. . . . . . . . . . . . . . . .  $       25,922   $      25,774
  Customer advances for construction . . . . . . . . . . . . . . .          14,173          15,045
  Unamortized investment tax credit. . . . . . . . . . . . . . . .           1,779           1,980
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,925          11,862
                                                                    ---------------  -------------
                                                                    $       56,799   $      54,661

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . .  $      308,183   $     170,000

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST
  PREFERRED SECURITIES OF SUBSIDIARIES HOLDING
  SOLELY DEBT SECURITIES OF SEMCO ENERGY, INC. . . . . . . . . . .  $      139,544   $           -

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY
  $100 par value (redemption price of $105 per share); authorized
    50,000 shares issuable in series; 31,000 shares outstanding. .  $            -   $           -

COMMON SHAREHOLDERS' EQUITY
  Common stock - $1 par value; 40,000,000 shares authorized;
    18,042,306 and 17,908,616 shares outstanding . . . . . . . . .  $       18,042   $      17,909
  Capital surplus. . . . . . . . . . . . . . . . . . . . . . . . .         115,249         123,861
  Retained earnings (deficit). . . . . . . . . . . . . . . . . . .          (6,502)            570
                                                                    ---------------  -------------
                                                                    $      126,789   $     142,340
                                                                    ---------------  -------------

TOTAL LIABILITIES AND CAPITALIZATION . . . . . . . . . . . . . . .  $      817,363   $     815,183
                                                                    ===============  =============


    The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                            SEMCO ENERGY, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                              (in thousands)


                                                                Three Months Ended     Nine Months Ended
                                                                  September 30,          September 30,
                                                               --------------------  ---------------------
                                                                 2000       1999        2000       1999
                                                               ---------  ---------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $ (4,749)  $ (2,165)  $   4,171   $  8,360
  Adjustments to reconcile net income (loss) to net
    cash from operating activities:
        Depreciation and amortization . . . . . . . . . . . .     8,332      4,539      24,533     13,236
        Gain on divestiture of energy marketing business. . .         -          -           -     (1,122)
        Changes in assets and liabilities, net of effects of
           acquisitions, divestitures and other changes as
           shown below: . . . . . . . . . . . . . . . . . . .   (13,227)   (16,709)     12,789     14,498
                                                               ---------  ---------  ----------  ---------
              NET CASH FROM OPERATING ACTIVITIES. . . . . . .  $ (9,644)  $(14,335)  $  41,493   $ 34,972
                                                               ---------  ---------  ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property additions - gas distribution . . . . . . . . . . .  $(16,883)  $ (6,005)  $ (37,839)  $(14,188)
  Property additions - diversified businesses . . . . . . . .    (3,858)    (2,241)    (12,047)    (7,613)
  Proceeds from property sales, net of retirement costs . . .       838      1,248         636      1,241
  Proceeds from business divestiture. . . . . . . . . . . . .         -      4,629           -      6,579
  Acquisitions of businesses, net of cash acquired. . . . . .         -     (8,673)       (784)    (9,598)
                                                               ---------  ---------  ----------  ---------
              NET CASH FROM INVESTING ACTIVITIES. . . . . . .  $(19,903)  $(11,042)  $ (50,034)  $(23,579)
                                                               ---------  ---------  ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net of expenses . . . . . . . . .  $    216   $  1,397   $     659   $  4,952
  Repurchase of common stock and related expenses . . . . . .         -     (1,213)          -     (1,406)
  Issuance of trust preferred securities, net of expenses . .    10,196          -     134,968          -
  Issuance of long-term debt, net of expenses . . . . . . . .      (133)         -     136,717          -
  Net cash change in notes payable and related expenses . . .    27,735     29,011    (253,738)    (4,621)
  Payment of dividends. . . . . . . . . . . . . . . . . . . .    (3,787)    (3,681)    (11,243)   (11,762)
                                                               ---------  ---------  ----------  ---------
              NET CASH FROM FINANCING ACTIVITIES. . . . . . .  $ 34,227   $ 25,514   $   7,363   $(12,837)
                                                               ---------  ---------  ----------  ---------

CASH AND TEMPORARY CASH INVESTMENTS
  Net increase (decrease) . . . . . . . . . . . . . . . . . .  $  4,680   $    137   $  (1,178)  $ (1,444)
  Beginning of period . . . . . . . . . . . . . . . . . . . .       228      3,372       6,086      4,953
                                                               ---------  ---------  ----------  ---------

  End of period . . . . . . . . . . . . . . . . . . . . . . .  $  4,908   $  3,509   $   4,908   $  3,509
                                                               =========  =========  ==========  =========


  CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF
     ACQUISITIONS, DIVESTITURES AND OTHER CHANGES:
        Receivables, net. . . . . . . . . . . . . . . . . . .  $(13,953)  $  5,115   $  19,591   $ 12,178
        Accrued revenue . . . . . . . . . . . . . . . . . . .    (3,196)       (82)     16,064     30,119
        Materials, supplies and gas in underground storage. .    (3,426)   (30,049)     (1,334)   (13,503)
        Gas charges recoverable from customers. . . . . . . .        25          -         131      9,048
        Accounts payable. . . . . . . . . . . . . . . . . . .     2,707      6,703     (14,993)   (10,646)
        Customer advances and amounts payable to customers. .     3,580      2,597      (5,195)      (179)
        Accrued taxes . . . . . . . . . . . . . . . . . . . .    (2,348)    (2,111)     (5,234)    (9,995)
        Other . . . . . . . . . . . . . . . . . . . . . . . .     3,384      1,118       3,759     (2,524)
                                                               ---------  ---------  ----------  ---------
                                                               $(13,227)  $(16,709)  $  12,789   $ 14,498
                                                               =========  =========  ==========  =========

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

     SUPPLEMENTAL CASH FLOW INFORMATION - Supplemental cash flow information for the three and nine months ended September 30, 2000 and 1999 is as follows (in thousands of dollars):


                                                  Three Months Ended   Nine Months Ended
                                                    September 30,        September 30,
                                                  ------------------  -------------------
                                                   2000       1999      2000      1999
                                                  ------    --------  --------  ---------
                                                             (in thousands)
CASH PAID DURING THE PERIOD FOR:
  Interest . . . . . . . . . . . . . . . . . . .  $2,428    $ 1,621   $20,509   $  8,707
  Income taxes . . . . . . . . . . . . . . . . .  $  100    $     -   $ 7,984   $ 12,350

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital stock issued for acquisitions. . . . .  $    -    $ 1,600   $ 1,000   $  3,699
  Deferred payments for acquisitions . . . . . .  $    -    $     -   $     -   $  1,000

DETAILS OF ACQUISITIONS:
  Fair value of assets acquired. . . . . . . . .  $    -    $16,203   $ 3,364   $ 26,581
  Fair value of liabilities assumed. . . . . . .       -     (5,214)   (1,576)   (11,493)
  Deferred payments. . . . . . . . . . . . . . .       -          -         -     (1,000)
  Company stock issued . . . . . . . . . . . . .       -     (1,600)   (1,000)    (3,699)
                                                  ------    --------  --------  ---------
  Cash paid. . . . . . . . . . . . . . . . . . .  $    -    $ 9,389   $   788   $ 10,389
  Less cash acquired . . . . . . . . . . . . . .       -        716         4        791
                                                  ------    --------  --------  ---------
  Net cash paid for (acquired via) acquisitions.  $    -    $ 8,673   $   784   $  9,598

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(2)     SHORT-TERM  BORROWINGS  AND  CAPITALIZATION

     SHORT-TERM BORROWINGS - During the second quarter of 2000, the Company repaid $261 million of the $290 million short-term bridge loan utilized for the November 1999 acquisition of the assets and certain liabilities of ENSTAR
Natural Gas Company and the outstanding stock of Alaska Pipeline Company (together known as "ENSTAR"). The funds used to repay the $261 million came from the public issuance of long-term debt and other securities of the Company which are discussed in more detail in the remainder of this Note. During July
2000, the Company increased its short-term lines of credit with banks to $160 million, $140 million of which is committed facilities. Also in July 2000 the Company utilized its short-term lines of credit to repay the remaining $29 million owed on the bridge loan utilized to acquire ENSTAR.

     REGISTRATION STATEMENT - In March 2000, a registration statement on Form S-3 ("registration statement") filed by the Company and SEMCO Capital Trust I, SEMCO Capital Trust II and SEMCO Capital Trust III ("Capital Trusts") with the Securities and Exchange Commission became effective. The registration statement was for the registration of senior and subordinated debt securities, preferred stock, common stock, stock purchase contracts and stock purchase units of the Company and trust preferred securities of the Capital Trusts and related guarantees in any combination up to $500 million.

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

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     In June 2000, the Company issued 9 million FELINE PRIDES in a public offering at a price of $10 per security. In July 2000, the underwriters for the FELINE PRIDES exercised their option to purchase additional FELINE PRIDES to cover over-allotments. An additional 1.1 million FELINE PRIDES were issued bringing the total number of FELINE PRIDES outstanding to 10.1 million. Each FELINE PRIDES initially consisted of a stock purchase contract of the Company and a 9% trust preferred security of SEMCO Capital Trust II with a stated face value per security of $10 ("9% TPS"). SEMCO Capital Trust II used the $101 million in proceeds to invest in 9% senior deferrable notes of the Company. The Company used the net proceeds from the sale of the senior deferrable notes to repay a portion of the bridge loan utilized for the acquisition of ENSTAR and to repay a portion of its short-term lines of credit.
     Under the terms of each stock purchase contract (which is a component of a FELINE PRIDES unit), the FELINE PRIDES holder is obligated to purchase, and the Company is obligated to sell, between .7794 and .8651 shares of Company common stock in August 2003. The actual number of shares of common stock to be sold will depend on the average market value of a share of common stock in August 2003. In addition to payments on the 9% TPS, the Company is also obligated to pay the FELINE PRIDES holders a quarterly contract adjustment payment on each stock purchase contract at an annual rate of 2% of $10.

     COMMON STOCK EQUITY - On October 19, 2000 the Company's Board of Directors declared a regular quarterly cash dividend of $.21 per share on the Company's common stock. The dividend is payable on November 15, 2000 to shareholders of record at the close of business on November 3, 2000.
     In August 2000, the Company paid a quarterly cash dividend of $.21 per share on its common stock. The total cash dividend was approximately $3.8 million of which $.7 million was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan ("DRIP"). Also during the third quarter of 2000, the Company issued approximately 15,000 shares of its common stock to certain of the Company's employee benefit plans.
     During the nine months ended September 30, 2000 the Company paid cash dividends on its common stock of approximately $11.2 million of which approximately $2.1 million was reinvested by shareholders into common stock through participation in the DRIP. During 2000, the DRIP has purchased Company common stock on the open market to meet the dividend reinvestment and stock purchase requirements of its participants. The only common stock issued by the Company during the first nine months of 2000 was approximately 51,000 shares issued to certain of the Company's employee benefit plans and approximately 83,000 shares issued in connection with a business acquisition.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(3)     EARNINGS  PER  SHARE

     The computations of basic and diluted earnings per share for the three months, six months and twelve months ended September 30, 2000 and 1999 are as follows (in thousands except per share amounts):


                                                  Three Months Ended  Nine Months Ended  Twelve Months Ended
                                                     September 30,      September 30,       September 30,
                                                  ------------------  -----------------  -------------------
                                                    2000      1999     2000      1999     2000        1999
                                                  --------  --------  -------   -------  -------     -------
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:

  Net income (loss). . . . . . . . . . . . . . .  $(4,749)  $(2,165)  $ 4,171   $ 8,360  $13,470     $14,825

  Weighted average common shares outstanding . .   18,036    17,763    17,982    17,636   17,956      17,561

  Earnings (Loss) Per Share-Basic. . . . . . . .  $ (0.26)  $ (0.12)  $  0.23   $  0.47  $  0.75     $  0.84

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:

  Net income (loss). . . . . . . . . . . . . . .  $(4,749)  $(2,165)  $ 4,171   $ 8,360  $13,470     $14,825
  Adjustment for effect of assumed conversions:
    Preferred convertible stock dividends. . . .        -         -         -        11        2          14
                                                  --------  --------  -------   -------  -------     -------
  Diluted net income (loss). . . . . . . . . . .  $(4,749)  $(2,165)  $ 4,171   $ 8,371  $13,472     $14,839
                                                  --------  --------  -------   -------  -------     -------

  Weighted average common shares outstanding . .   18,036    17,763    17,982    17,636   17,956      17,561
  Incremental shares from assumed
    conversions of:
      FELINE PRIDES. . . . . . . . . . . . . . .        -         -       358         -      269           -
      Preferred convertible stock. . . . . . . .        -         -         -        25        3          25
      Stock options. . . . . . . . . . . . . . .        -         -        16         1       12           1
                                                  --------  --------  -------   -------  -------     -------
  Diluted weighted average common
    shares outstanding . . . . . . . . . . . . .   18,036    17,763    18,356    17,662   18,240      17,587
                                                  --------  --------  -------   -------  -------     -------

  Earnings (Loss) Per Share-Diluted. . . . . . .  $ (0.26)  $ (0.12)  $  0.23   $  0.47  $  0.74     $  0.84


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

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


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


                                   Three Months Ended   Nine Months Ended     Twelve Months Ended
                                      September 30,       September 30,          September 30,
                                   ------------------  --------------------  --------------------
                                     2000      1999      2000       1999       2000       1999
                                   --------  --------  ---------  ---------  ---------  ---------
                                                          (in thousands)
OPERATING REVENUES
  Gas Distribution. . . . . . . .  $35,992   $19,294   $197,608   $132,983   $281,456   $186,986
  Construction Services . . . . .   33,239    18,752     72,184     35,468     94,988     44,511
  Engineering Services. . . . . .    4,912     3,388     16,439     12,767     21,158     31,789
  Propane, Pipelines and Storage.    1,281     1,217      4,570      4,445      6,408      6,142
  Energy Marketing. . . . . . . .        -         -          -     96,904          -    203,310
  Corporate and Other (a) . . . .   (5,098)   (2,654)   (13,695)    (7,461)   (17,247)   (10,972)
                                   --------  --------  ---------  ---------  ---------  ---------
    Total Operating Revenues. . .  $70,326   $39,997   $277,106   $275,106   $386,763   $461,766
                                   ========  ========  =========  =========  =========  =========

OPERATING INCOME (LOSS)
  Gas Distribution. . . . . . . .  $ 1,110   $(2,017)  $ 35,117   $ 19,915   $ 55,336   $ 29,930
  Construction Services . . . . .    3,678     1,736        833        811      2,634      1,688
  Engineering Services. . . . . .     (183)     (494)        30       (586)       103        440
  Propane, Pipelines and Storage.      249       268        997      1,435      1,903      2,022
  Energy Marketing. . . . . . . .        -         -          -       (341)         -      1,513
  Corporate and Other . . . . . .     (831)     (759)    (2,013)    (1,685)    (2,670)    (2,897)
                                   --------  --------  ---------  ---------  ---------  ---------
    Total Operating Income (Loss)  $ 4,023   $(1,266)  $ 34,964   $ 19,549   $ 57,306   $ 32,696
                                   ========  ========  =========  =========  =========  =========

(a)     Includes  the  elimination  of  intercompany  energy  marketing  revenues  of
        $49  and  $910  for  the  nine  and  twelve  months  ended  September  30, 1999, respectively.  Includes  the  elimination  of intercompany construction services revenue of $2,577, $7,219 and $9,791 for the three, nine and twelve months ended
        September  30,  2000, respectively, and $2,389, $5,735 and $8,191 for the three, nine  and  twelve  months  ended  September 30, 1999, respectively. Includes the elimination  of  intercompany engineering services revenue of $2,753, $6,892 and
        $7,860  for  the  three,  nine  and  twelve  months  ended  September  30, 2000, respectively,  and $279, $1,677 and $1,915 for the three, nine and twelve months ended  September  30,  1999,  respectively.


(5)     PRO  FORMA  INFORMATION

     On  November  1,  1999, the Company acquired ENSTAR from Ocean Energy, Inc.
("Ocean Energy") for approximately $290 million in cash, which included adjustments for working capital and the purchase of $58.7 million of ENSTAR's debt held by Ocean Energy, plus the accrued interest thereon. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated preliminarily to the assets purchased and the liabilities assumed based on their estimated fair values at the date of the acquisition, with the portion of the purchase price in excess of these estimated fair values classified as goodwill. The goodwill is being amortized on a straight-line basis over 40 years.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     The following pro forma amounts for operating revenue, consolidated net income and earnings per share (basic and diluted) have been determined as if the acquisition of ENSTAR occurred on January 1, 1999, and illustrate the effects of: (1) the elimination of activities between ENSTAR and Ocean Energy or its predecessor, Seagull Energy, Inc., that occurred prior to the closing of the acquisition by the Company; (2) the adjustments resulting from the acquisition by the Company including increases in depreciation and amortization expense due primarily to the amortization, over a 40 year period, of the goodwill associated with the acquisition; and (3) the public issuance of $135 million of debentures, $40 million of trust preferred securities and $101 million of FELINE PRIDES (Note 2 contains additional information about these issuances), the utilization of short-term lines of credit to fund the remaining purchase price, and the resulting adjustments to interest expense and trust preferred dividends from these securities issues and transactions (the "Financing Transactions"). The pro-forma amounts include the effects of the Financing Transactions as though they occurred on January 1, 1999 and exclude the effects of the $290 million short-term bridge loan actually utilized in the ENSTAR acquisition. The net proceeds from the Financing Transactions have been used primarily to retire the bridge loan.
     The pro forma amounts do not reflect any potential cost savings or operating synergies that may be realized following the acquisition of ENSTAR.



                                          Three Months Ended  Nine Months Ended
                                            September  30,      September  30,
                                          ------------------  ------------------
                                            2000      1999      2000      1999
                                          --------  --------  --------  --------
                                         (in thousands, except per share amounts)

Actual results:
  Operating revenue. . . . . . . . . . .  $70,326   $39,997   $277,106  $275,106
  Net income (loss). . . . . . . . . . .   (4,749)   (2,165)     4,171     8,360
  Basic EPS. . . . . . . . . . . . . . .    (0.26)    (0.12)      0.23      0.47

Pro-forma results:
  Operating revenue. . . . . . . . . . .  $70,326   $52,453   $277,106  $343,653
  Net income (loss). . . . . . . . . . .   (4,547)   (5,783)     3,954     6,218
  Basic EPS. . . . . . . . . . . . . . .    (0.25)    (0.33)      0.22      0.35


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


(8)     EARLY  RETIREMENT  PROGRAMS

     During third quarter of 2000, the Company offered early retirement programs to certain employees at the Company's gas distribution operations and corporate offices in Michigan and Alaska. Sixty-three employees, or approximately ten percent of the combined workforces for these operations, elected to take the early retirement offer. Under the programs, eligible employees received enhanced benefits if they chose to retire early.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS  OF  OPERATIONS

     SEMCO Energy, Inc. and its subsidiaries (the "Company") incurred a net loss of $4.7 million (or $0.26 per share) for the quarter ended September 30, 2000 compared to a net loss of $2.2 million (or $0.12 per share) for the quarter ended September 30, 1999. Net income for the nine months ended September 30, 2000 was $4.2 million (or $0.23 per share) compared to $8.4 million (or $0.47 per share) for the nine months ended September 30, 1999. On a weather-normalized basis, the net income for the nine months ended September 30, 2000 would have been approximately $7.6 million (or $0.42 per share) compared to net income of approximately $10.9 million (or $0.62 per share) for the same period of the prior year.
     Net income for the twelve months ended September 30, 2000 was $13.5 million (or $.75 per share) compared to $14.8 million (or $0.84 per share) for the twelve months ended September 30, 1999. On a weather-normalized basis, net income would have been approximately $18.0 million (or $1.00 per share-basic, $0.99 per share-diluted) for the twelve months ended September 30, 2000 compared to approximately $19.2 million (or $1.09 per share) for the same period of the prior year. The net income for the nine months and twelve months ended September 30, 1999 includes a gain of $.7 million after tax on the sale of the Company's energy marketing business.


                                           Three Months Ended   Nine Months Ended    Twelve Months Ended
                                              September 30,       September 30,         September 30,
                                           ------------------  --------------------  --------------------
                                             2000      1999      2000       1999       2000       1999
                                           --------  --------  ---------  ---------  ---------  ---------
                                                     (in thousands, except per share amounts)
Operating revenues (a). . . . . . . . . .  $70,326   $39,997   $277,106   $275,106   $386,763   $461,766
  Operating expenses (a). . . . . . . . .   66,303    41,263    242,142    255,557    329,457    429,070
                                           --------  --------  ---------  ---------  ---------  ---------
Operating income (loss) . . . . . . . . .  $ 4,023   $(1,266)  $ 34,964   $ 19,549   $ 57,306   $ 32,696
  Other income and (deductions) . . . . .   (8,290)   (3,026)   (24,722)    (8,628)   (32,921)    (9,084)
  Income taxes. . . . . . . . . . . . . .    1,622     2,127     (3,210)    (2,561)    (8,054)    (8,787)
                                           --------  --------  ---------  ---------  ---------  ---------
Income (loss) before dividends on
  trust preferred securities. . . . . . .  $(2,645)  $(2,165)  $  7,032   $  8,360   $ 16,331   $ 14,825
  Dividends on trust preferred
    securities, net of income tax . . . .    2,104         -      2,861          -      2,861          -
                                           --------  --------  ---------  ---------  ---------  ---------
Net income (loss) available to common
  shareholders. . . . . . . . . . . . . .  $(4,749)  $(2,165)  $  4,171   $  8,360   $ 13,470   $ 14,825
Earnings per share ("EPS")
  Basic . . . . . . . . . . . . . . . . .  $ (0.26)  $ (0.12)  $   0.23   $   0.47   $   0.75   $   0.84
  Diluted . . . . . . . . . . . . . . . .  $ (0.26)  $ (0.12)  $   0.23   $   0.47   $   0.74   $   0.84

Average common shares outstanding . . . .   18,036    17,763     17,982     17,636     17,956     17,561

Impact on net income of the following:
  Colder (warmer) than normal weather . .  $    19   $  (563)  $ (3,386)  $ (2,530)  $ (4,496)  $ (5,070)
  Gain on sale of marketing business. . .  $     -   $     -   $      -   $    729   $      -   $    729

Net income excluding the foregoing items.  $(4,768)  $(1,602)  $  7,557   $ 10,161   $ 17,966   $ 19,166
EPS excluding the foregoing items
  Basic . . . . . . . . . . . . . . . . .  $ (0.26)  $ (0.09)  $   0.42   $   0.58   $   1.00   $   1.09
  Diluted . . . . . . . . . . . . . . . .  $ (0.26)  $ (0.09)  $   0.42   $   0.58   $   0.99   $   1.09


     (a)  The  decrease in operating revenues and expenses for the twelve months ended September 30, 2000 was  primarily  due  to the energy marketing business, which was sold effective March 31, 1999, offset  by  the  results  of  new  business  acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


RESULTS  OF  OPERATIONS  (CONTINUED)

     The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual results of operations is earned during the first and fourth quarters of the year. The acquisition of ENSTAR in November of 1999 significantly expanded the Company's gas distribution business and, as a result, has made this seasonal cycle even more pronounced by contributing additional earnings during the first and fourth quarters and additional losses during the second and third quarters of the year. In addition, the Company's construction services business segment is also seasonal in nature and makes most of its income during the summer and fall months and incurs losses during the winter and spring months. Therefore, the Company's results of operations for the three months and nine months ended September 30, 2000 and 1999 are not necessarily indicative of results for a full year.
     The business segment analyses and other discussions on the next several pages provide additional information regarding variances in results of operations when comparing the three, nine and twelve month periods ended September 30, 2000 to the same periods of the prior year.


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



                                          Three Months Ended   Nine Months Ended
                                             September  30,     September  30,
                                          ------------------  ------------------
                                            2000      1999      2000      1999
                                          --------  --------  --------  --------
                                         (in thousands, except per share amounts)

ACTUAL RESULTS:
  Operating revenue. . . . . . . . . . .  $70,326   $39,997   $277,106  $275,106
  Net income (loss). . . . . . . . . . .   (4,749)   (2,165)     4,171     8,360
  Basic EPS. . . . . . . . . . . . . . .    (0.26)    (0.12)      0.23      0.47

  Weather normalized:
    Net income . . . . . . . . . . . . .   (4,768)   (1,602)     7,557    10,890
    Basic EPS. . . . . . . . . . . . . .    (0.26)    (0.09)      0.42      0.62

PRO-FORMA RESULTS:
  Operating revenue. . . . . . . . . . .  $70,326   $52,453   $277,106  $343,653
  Net income (loss). . . . . . . . . . .   (4,547)   (5,783)     3,954     6,218
  Basic EPS. . . . . . . . . . . . . . .    (0.25)    (0.33)      0.22      0.35

  Weather normalized:
    Net income . . . . . . . . . . . . .   (4,566)   (4,683)     7,340     8,584
    Basic EPS. . . . . . . . . . . . . .    (0.25)    (0.26)      0.41      0.49

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


                                   Three Months Ended   Nine Months Ended    Twelve Months Ended
                                      September 30,       September 30,         September 30,
                                   ------------------  --------------------  --------------------
                                     2000      1999      2000       1999       2000       1999
                                   --------  --------  ---------  ---------  ---------  ---------
                                                          (in thousands)
OPERATING REVENUES
  Gas Distribution. . . . . . . .  $35,992   $19,294   $197,608   $132,983   $281,456   $186,986
  Construction Services . . . . .   33,239    18,752     72,184     35,468     94,988     44,511
  Engineering Services. . . . . .    4,912     3,388     16,439     12,767     21,158     31,789
  Propane, Pipelines and Storage.    1,281     1,217      4,570      4,445      6,408      6,142
  Energy Marketing. . . . . . . .        -         -          -     96,904          -    203,310
  Corporate and Other . . . . . .   (5,098)   (2,654)   (13,695)    (7,461)   (17,247)   (10,972)
                                   --------  --------  ---------  ---------  ---------  ---------
    Total Operating Revenues. . .  $70,326   $39,997   $277,106   $275,106   $386,763   $461,766
                                   ========  ========  =========  =========  =========  =========

OPERATING INCOME (LOSS)
  Gas Distribution. . . . . . . .  $ 1,110   $(2,017)  $ 35,117   $ 19,915   $ 55,336   $ 29,930
  Construction Services . . . . .    3,678     1,736        833        811      2,634      1,688
  Engineering Services. . . . . .     (183)     (494)        30       (586)       103        440
  Propane, Pipelines and Storage.      249       268        997      1,435      1,903      2,022
  Energy Marketing. . . . . . . .        -         -          -       (341)         -      1,513
  Corporate and Other . . . . . .     (831)     (759)    (2,013)    (1,685)    (2,670)    (2,897)
                                   --------  --------  ---------  ---------  ---------  ---------
    Total Operating Income (Loss)  $ 4,023   $(1,266)  $ 34,964   $ 19,549   $ 57,306   $ 32,696
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION (Continued)

     Operating income for the Gas Distribution Business was $1.1 million for the quarter ended September 30, 2000, compared to an operating loss of $2.0 million for the quarter ended September 30, 1999. On a weather-normalized basis, the operating income of the Gas Distribution Business would essentially have been unchanged at approximately $1.1 million for the third quarter of 2000 compared to an operating loss of approximately $1.2 million for the same period of the prior year.


                                        Three Months Ended    Nine Months Ended    Twelve Months Ended
                                          September 30,         September 30,         September 30,
                                       --------------------  --------------------  --------------------
                                         2000       1999       2000       1999       2000       1999
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                            (dollars in thousands)
Gas sales revenues. . . . . . . . . .  $ 30,545   $ 15,618   $ 172,438  $ 116,921  $ 246,686  $ 165,244
Cost of gas sold. . . . . . . . . . .    14,961      7,974      98,050     73,384    142,456    105,107
                                       ---------  ---------  ---------  ---------  ---------  ---------
  Gas sales margin. . . . . . . . . .  $ 15,584   $  7,644   $  74,388  $  43,537  $ 104,230  $  60,137
Gas transportation revenue. . . . . .     5,023      3,240      22,815     13,502     31,682     18,353
Other operating revenue . . . . . . .       424        436       2,355      2,560      3,088      3,389
                                       ---------  ---------  ---------  ---------  ---------  ---------
  Gross margin. . . . . . . . . . . .  $ 21,031   $ 11,320   $  99,558  $  59,599  $ 139,000  $  81,879
Operating expenses. . . . . . . . . .    19,921     13,337      64,441     39,684     83,664     51,949
                                       ---------  ---------  ---------  ---------  ---------  ---------
Operating income (loss) . . . . . . .  $  1,110   $ (2,017)  $  35,117  $  19,915  $  55,336  $  29,930
                                       =========  =========  =========  =========  =========  =========

Weather-normalized operating
  income (loss) . . . . . . . . . . .  $  1,080   $ (1,167)  $  40,402  $  23,515  $  62,321  $  37,380
                                       =========  =========  =========  =========  =========  =========

Volumes of gas sold (MMcf). . . . . .     6,072      2,082      38,592     22,276     55,562     32,108
Volumes of gas transported (MMcf) . .     9,106      4,891      35,771     19,712     48,475     26,915
Number of customers at end of period.   361,228    249,633     361,228    249,633    361,228    249,633
Degree Days . . . . . . . . . . . . .       317        152       4,567      4,124      7,093      6,133
Percent colder (warmer) than normal .       8.6%    (25.9)%     (8.8)%     (8.4)%     (7.2)%    (11.4)%


     The  amounts  in  the  above  table  include  intercompany  transactions.


     GAS SALES MARGIN - During the third quarter of 2000, gas sales margin increased by $7.9 million when compared to the third quarter of 1999. The increase includes approximately $6.1 million of gas sales margin from ENSTAR. The remaining $1.8 million of the increase is attributable to the Michigan gas distribution operation and is due in part to an increase in sales margins earned on the sale of the gas commodity as a result of a gas supply and storage arrangement with TransCanada Gas Services, Inc. ("TransCanada") and an increase in gas sales as a result of cooler weather compared to the third quarter of 1999. The increase was also due to gas sales margins from new customers and customers switching from the Company's aggregated transportation services ("ATS") program back to general gas sales service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION (Continued)

     The gas supply and storage arrangement with TransCanada pertains to the Michigan gas distribution operations. Under the terms of the agreements, TransCanada provides the Company's natural gas requirements and manages the Company's natural gas supply and the supply aspects of transportation and storage operations in Michigan for the three year period that began April 1, 1999. TransCanada supplies the gas and related services to the Company at a cost below the $3.24 per Mcf that the Company is authorized to charge its Michigan customers for gas. As a result, the Michigan gas distribution operation retains the sales margin on the sale of gas, subject to a customer profit sharing mechanism. Prior to April 1, 1999, gas sales margin was generated primarily from distribution fees and customer fees because the Michigan operation was not allowed to earn profits from the sale of the gas commodity. For more information on the TransCanada agreements, the $3.24 authorized gas charge and the customer profit sharing mechanism, see Note 2 of the Notes to the Consolidated Financial Statements in the Company's 1999 Annual Report on Form 10-K.
     Weather during the third quarter of 2000 was 8.6% colder than normal in Michigan and Alaska combined, while the weather during the third quarter of 1999 was 25.9% warmer than normal. Under normal weather conditions, gas sales margin for the quarter ended September 30, 2000 would have been lower by less than $.1 million and for the quarter ended September 30, 1999 would have been higher by approximately $.8 million.
     The ATS program, which was effective April 1, 1998, provides all Michigan commercial and industrial customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees. Distribution and customer fees associated with customers who have switched to third-party gas suppliers are recorded in gas transportation revenue rather than gas sales revenue because the Company is acting as a transporter for those customers. During 2000, certain ATS customers switched back to the Company's general gas sales service because the third-party suppliers they were utilizing stopped participating in the ATS program primarily due to a significant increase in the market price of natural gas.
     Gas sales margin for the nine months ended September 30, 2000 increased by $30.9 million when compared to the same period of 1999. The increase includes approximately $27.7 million of gas sales margin from ENSTAR. The remaining $3.2 million of the increase is attributable to the Michigan gas distribution operation and relates in part to gas sales margins from new customers and sales margins earned on the sale of the gas commodity. Customers switching from the Company's ATS program back to general gas sales service also contributed to the increase.
     Weather during the nine months ended September 30, 2000 was 8.8% warmer than normal in Michigan and Alaska combined, while the weather during the nine months ended September 30, 1999 was 8.4% warmer than normal. Under normal weather conditions, gas sales margin for the nine months ended September 30, 2000 and 1999 would have been higher by approximately $5.3 million and $3.6 million, respectively. The impact of weather on gas sales margin during the nine months ended September 30, 2000 was much larger than during the same period of 1999, despite only slightly warmer weather. This is due to the increase in customer base as a result of the ENSTAR acquisition. A significant increase in customer base causes any variation from normal weather to have a more pronounced impact on gas sales margin.
     Gas sales margin for the twelve months ended September 30, 2000 increased by $44.1 million when compared to the twelve months ended September 30, 1999. The increase includes approximately $39.3 million of gas sales margin from ENSTAR. The remaining $4.8 million of the increase is attributable to the Michigan gas distribution operation and relates to gas sales margins from new customers, sales margins earned on the sale of the gas commodity and increased gas sales as a result of cooler weather during the twelve months ended September 30, 2000, when compared to the same period ended September 30, 1999. These increases were partially offset by the impact of a shift in customers to transportation as a result of their participation in the Company's ATS program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION (Continued)

     Weather during the twelve months ended September 30, 2000 was 7.2% warmer than normal in Michigan and Alaska combined, while the weather during the twelve months ended September 30, 1999 was 12.7% warmer than normal. Under normal weather conditions, gas sales margin for the twelve months ended September 30, 2000 and 1999 would have been higher by approximately $7.0 million and $7.4 million, respectively. The impact of weather on gas sales margin during the twelve months ended September 30, 2000 was only slightly less than during the same period of 1999, despite significantly warmer weather during the twelve months ended September 30, 1999. As discussed previously, this is due to the increased customer base as a result of the ENSTAR acquisition.

     GAS TRANSPORTATION REVENUE - For the three months, nine months and twelve months ended September 30, 2000, gas transportation revenue increased by $1.8 million, $9.3 million and $13.3 million, respectively, when compared to the same periods ended June 30, 1999. The increases are due in part to ENSTAR's transportation revenues during the three months, nine months and twelve months ended June 30, 2000 of $2.6 million $9.6 million and $12.6 million, respectively. The remainder of the increase during twelve months ended September 30, 2000 relates primarily to customers participating in the new ATS program. The offsetting decrease for the three months and nine months ended September 30, 2000 was due primarily to ATS customers switching from the ATS program back to the Company's general gas sales service. As discussed above, the ATS program has essentially no impact on operating income because the Company charges ATS customers the same distribution fees and customer fees that are charged to general gas sales service customers.

     OPERATING EXPENSES - The operating expenses of the Gas Distribution Business during the three months, nine months and twelve months ended September 30, 2000 increased by $6.7 million, $24.8 million and $31.7 million, respectively, when compared to the same periods ended September 30, 1999. Operating expenses attributable to ENSTAR during the three months, nine months and twelve months ended September 30, 2000 accounted for $7.8 million, $25.3 million and $31.3 million of the increases, respectively. The remainder of the increases or offsetting decreases for each of the three periods relates to the Michigan operation.
     During the three months, nine months and twelve months ended September 30, 2000, depreciation and amortization expense for the Michigan operation increased by $.2 million, $.5 million and $.6 million, respectively, when compared to the same periods ended September 30, 1999. The increases were primarily due to additional property, plant and equipment placed in service. General business taxes decreased during the three months and nine months ended September 30, 2000 by approximately $1.7 million and $.5 million, respectively. The decrease during the third quarter of 2000 was due in part to a reduction in property taxes recorded during the quarter based on pending appeals of prior years' personal property assessments in Michigan ("prior year tax appeals") and new property valuation tables approved by the State of Michigan in 1999 ("new property tax tables"). In addition, a portion of the decrease for the third quarter was due to a decrease in 2000 property taxes as a result of the new property tax tables. The decrease in general business taxes for the nine months ended September 30, 2000 was also due to the items causing the third quarter 2000 decrease, offset partially by a property tax reduction recorded in the second quarter of 1999 based on the prior year tax appeals.
     The remaining variances in operating expenses between the three, nine and twelve-month periods are due primarily to reductions in intercompany expense allocations and changes in employee related expenses including decreases in employee benefit expenses primarily due to changes in actuarial assumptions associated with the employee benefit plans.

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


                           Three Months Ended  Nine Months Ended  Twelve Months Ended
                              September 30,      September 30,       September 30,
                           ------------------  -----------------  -------------------
                            2000        1999    2000      1999     2000        1999
                           -------    -------  -------   -------  -------     -------
                                                 (in thousands)
Operating revenues. . . .  $33,239    $18,752  $72,184   $35,468  $94,988     $44,511
Operating expenses. . . .   29,561     17,016   71,351    34,657   92,354      42,823
                           -------    -------  -------   -------  -------     -------
Operating income. . . . .  $ 3,678    $ 1,736  $   833   $   811  $ 2,634     $ 1,688
                           =======    =======  =======   =======  =======     =======

Feet of pipe installed. .    2,521      1,966    5,448     4,142    7,514       5,685
                           =======    =======  =======   =======  =======     =======

     The  amounts  in  the  above  table  include  intercompany  transactions.

     OPERATING REVENUES - The operating revenues of the construction services segment ("Construction Services") for the three months, nine months and twelve months ended September 30, 2000 increased by $14.5 million, $36.7 million and $50.5 million, respectively (approximately 77%, 104% and 113%, respectively) when compared to the same periods ended September 30, 1999. The increases are due primarily to the timing of business acquisitions and an increase in construction projects. Several construction business acquisitions were made during or after the three months, nine months and twelve months ended September 30, 1999. Refer to Note 3 of the Notes to the Consolidated Financial Statement in the Company's 1999 Annual Report on Form 10-K for the acquisition dates of all construction businesses acquired during the past three years.

     OPERATING INCOME - Construction Services had operating income of $3.7 million for the third quarter of 2000, which was more than double the $1.7 million reported for the third quarter of 1999. The increase was due primarily to the timing of business acquisitions and an increase in construction projects as discussed above.
     Operating income was approximately $.8 million for both the nine months ended September 30, 2000 and the nine months ended September 30, 1999. While the operating income for each of the nine-month periods was approximately the same, the seasonal results within each of the nine-month periods were significantly different. For 2000, the operating losses during the winter and spring months and operating income during the summer months were much larger than in 1999. The changes in seasonal operating results during 2000 are due primarily to the operating results of construction businesses acquired during or after the first nine months of 1999 and expected higher operating costs related to revenue growth during the slow construction season in the first half of 2000. Construction Services generally incurs operating losses during the winter and spring months when underground construction is inhibited by weather and costs frequently exceed revenues as construction crews and equipment is staged at worksites and may not be 100 percent productive for a period of time. In contrast, Construction Services generates the majority of its income during the summer and fall construction season when crews are fully productive. As the Company expands its construction business, the seasonal losses and profits become proportionally larger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


CONSTRUCTION  SERVICES (Continued)

     Operating income for the twelve months ended September 30, 2000 increased by $.4 million when compared to the same period of 1999. The increase is due primarily to the operating income of the businesses acquired since February 1999 and the items discussed above, which effected results for the three and nine-month periods.
     Operating income during the three, nine and twelve months ended September 30, 2000 was also impacted by higher fuel costs and operating costs incurred on certain construction projects delayed by rain or other events. Management anticipates that all planned projects will be completed by year-end.


ENGINEERING  SERVICES


                                     Three Months Ended   Nine Months Ended   Twelve Months Ended
                                        September 30,       September 30,        September 30,
                                     ------------------  -------------------  -------------------
                                       2000      1999      2000      1999       2000       1999
                                     --------  --------  --------  ---------  --------   --------
                                                 (in thousands, except billed hours)
Operating revenues. . . . . . . . .  $ 4,912   $ 3,388   $ 16,439  $ 12,767   $ 21,158   $ 31,789
Operating expenses. . . . . . . . .    5,095     3,882     16,409    13,353     21,055     31,349
                                     --------  --------  --------  ---------  --------   --------
Operating income (loss) . . . . . .  $  (183)  $  (494)  $     30  $   (586)  $    103   $    440
                                     ========  ========  ========  =========  ========   ========

Billed hours. . . . . . . . . . . .   53,000    74,000    241,000   266,000    334,000    436,000
                                     ========  ========  ========  =========  ========   ========

     The  amounts  in  the  above  table  include  intercompany  transactions.

     OPERATING REVENUES - The engineering services segment ("Engineering Services") had operating revenues during the three months and nine months ended September 30, 2000 of $4.9 million and $16.4 million, respectively, compared to $3.4 million and $12.8 million, respectively for the same periods of the prior year. The increase in operating revenues was due primarily to the revenues of engineering field service businesses acquired during the last half of 1999 and to projects with higher revenue potential compared to 1999.
     During the twelve months ended September 30, 2000, Engineering Services' operating revenues decreased by approximately $10.6 million when compared to the twelve months ended September 30, 1999. The decrease was due primarily to a reduction in pipeline quality assurance projects and large turn-key projects.

     OPERATING INCOME - Engineering Services had an operating loss of $.2 million during the third quarter of 2000 compared to an operating loss of $.5 million during the same quarter of 1999. During the nine months ended September 30, 2000, Engineering Services had slightly better than breakeven operating income compared to an operating loss of $.6 million during the same period of 1999. The improvement in operating results for each period was due primarily to projects with better revenue and profit margin potential compared to 1999 and the absence in 2000 of unanticipated project costs incurred in 1999.
     Operating income decreased by $.3 million during the twelve months ended September 30, 2000, when compared to the twelve months ended September 30, 1999. The decrease in operating income was due primarily a reduction in pipeline quality assurance projects and large turn-key projects offset partially by the absence during the twelve months ended September 30, 2000 of unanticipated project costs incurred during the same period of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


PROPANE,  PIPELINES  AND  STORAGE


                         Three Months Ended  Nine Months Ended  Twelve Months Ended
                            September 30,      September 30,       September 30,
                         ------------------  -----------------  -------------------
                          2000        1999    2000       1999    2000         1999
                         ------      ------  ------     ------  ------       ------
                                               (in thousands)
Operating revenues. . .  $1,281      $1,217  $4,570     $4,445  $6,408       $6,142
Operating expenses. . .   1,032         949   3,573      3,010   4,505        4,120
                         ------      ------  ------     ------  ------       ------
Operating income. . . .  $  249      $  268  $  997     $1,435  $1,903       $2,022
                         ======      ======  ======     ======  ======       ======

     OPERATING REVENUES - The operating revenues of the Company's propane, pipelines and storage business for the three, nine and twelve months ended
September  30,  2000  increased slightly when compared to the same periods ended
September 30, 1999. The increases during all the periods were primarily due to higher propane distribution revenues offset partially by slightly lower pipeline revenues. Pipeline revenues were down primarily due to the absence of revenues from a pipeline that was sold in mid-1999

     OPERATING INCOME - The operating income from the propane, pipelines and storage business decreased during the three, nine and twelve months ended September 30, 2000 by less than $.1 million and approximately $.4 million and $.1 million, respectively, when compared to the same periods ended September 30, 1999. The decreases were caused primarily by higher propane costs, which reduced propane margins, and the absence of operating income from a pipeline that was sold in mid-1999.


OTHER  INCOME  AND  DEDUCTIONS


                                           Three Months Ended   Nine Months Ended    Twelve Months Ended
                                              September 30,       September 30,         September 30,
                                           ------------------  --------------------  --------------------
                                             2000      1999      2000       1999       2000       1999
                                           --------  --------  ---------  ---------  ---------  ---------
                                                                  (in thousands)
Divestiture of energy marketing business.  $     -   $     -   $      -   $  1,122   $      -   $  1,122
Divestiture of NOARK investment . . . . .        -         -          -          -          -      3,568
Interest expense. . . . . . . . . . . . .   (8,304)   (3,946)   (26,405)   (11,616)   (35,364)   (15,452)
Other income. . . . . . . . . . . . . . .       14       920      1,683      1,866      2,443      1,678
                                           --------  --------  ---------  ---------  ---------  ---------
  Total other income (deductions) . . . .  $(8,290)  $(3,026)  $(24,722)  $ (8,628)  $(32,921)  $ (9,084)
                                           ========  ========  =========  =========  =========  =========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


OTHER  INCOME  AND  DEDUCTIONS  (CONTINUED)

     INTEREST EXPENSE - Interest expense for the three months, nine months and twelve months ended September 30, 2000, when compared to the same periods ended September 30, 1999, increased by $4.4 million, $14.8 million and $19.9 million, respectively. The increase is due primarily to increases in debt levels to finance the Company's capital expenditure and business acquisition programs and for general corporate purposes. The increases during the nine months and twelve months ended September 30, 2000 are also offset partially by $2.1 million of income recognized on interest rate hedge instruments during the first quarter of 2000. The most significant increase in debt levels occurred on November 1, 1999 when the Company incurred $290 million of additional short-term debt to finance the acquisition of ENSTAR ("bridge loan"). The bridge loan was repaid during the second and third quarters of 2000 with the proceeds of several securities offerings and borrowings from the Company's bank lines of credit, which are all discussed in Note 2 of the Notes to the Consolidated Financial Statements.

     OTHER INCOME - Other income for the three months and nine months ended September 30, 2000 decreased by $.9 million and $.2 million respectively, when compared to the same periods ended September 30, 1999. The decrease during the third quarter of 2000 was due primarily to the absence during the quarter of life insurance proceeds received during the third quarter of 1999. The decrease during the nine months ended September 30, 2000 was due primarily to the life insurance proceeds received during the third quarter of 1999, offset partially by a $.4 million increase in equity income from a partnership investment in a gas storage facility (most of which is likely to be non-recurring) and an increase in gains on property sales and other miscellaneous non-operating income.


INCOME  TAXES

     Income taxes for the three months, nine months and twelve months ended September 30, 2000 increased (decreased) by approximately $.5 million, $.6 million and ($.7 million), respectively, when compared to the same periods ended September 30, 1999. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes and dividends on trust preferred securities and any adjustments necessary for compliance with tax laws and regulations.


DIVIDENDS  ON  TRUST  PREFERRED  SECURITIES,  NET  OF  INCOME  TAX

     The Company issued trust preferred securities and FELINE PRIDES during the second quarter of 2000. These securities are described in Note 2 of the Notes to the Consolidated Financial Statements. Dividends on these securities, net of income tax, for the three months and nine months ended September 30, 2000 were approximately $2.1 million and $2.9 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH FLOWS FROM INVESTING - The following table identifies capital investments for the three and nine months ended September 30, 2000 and 1999:


                                                Three Months Ended  Nine Months Ended
                                                   September 30,      September 30,
                                                ------------------  -----------------
                                                 2000       1999     2000      1999
                                                -------    -------  -------   -------
                                                            (in thousands)
Capital investments:
  Property additions - gas distribution. . . .  $16,883    $ 6,005  $37,839   $14,188
  Property additions - diversified businesses.    3,858      2,241   12,047     7,613
  Business acquisitions (a). . . . . . . . . .        -     10,273    1,784    14,297
                                                -------    -------  -------   -------
                                                $20,741    $18,519  $51,670   $36,098
                                                =======    =======  =======   =======

     (a) Includes net cash paid, deferred payments and the value, at the time of issuance, of Company stock issued for acquisitions.

     The Company has spent approximately $49.9 million on property additions during the first six months of 2000 and anticipates spending approximately $10.8 million on property additions during the remainder of 2000. The increase in property additions in 2000 is due in large part to additional expenditures related to ENSTAR and certain construction businesses that were not part of the Company in early 1999 and to the construction of a large diameter transmission pipeline at the Michigan gas distribution operation to supply a power generation plant currently under construction.
      The Company may also incur additional expenditures for business acquisitions during the remainder of 2000.

     CASH FLOWS FROM OPERATIONS - Net cash from operating activities for the three and nine months ended September 30, 2000, when compared to the same periods of the prior year, increased by $4.7 million and $6.5 million, respectively. The change in operating cash flows is significantly influenced by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments.

     CASH FLOWS FROM FINANCING - Net cash from financing activities during the three and nine months ended September 30, 2000 increased by $8.7 million and $20.2 million, respectively, when compared to the same periods ended September 30, 1999.


                                                   Three Months Ended    Nine Months Ended
                                                      September 30,        September 30,
                                                   ------------------  ---------------------
                                                     2000      1999       2000       1999
                                                   --------  --------  ----------  ---------
                                                                (in thousands)
Cash provided by (used in) financing activities:
  Issuance (repurchase) of common stock . . . . .  $   216   $   184   $     659   $  3,546
  Issuance of trust preferred securities. . . . .   10,196         -     134,968          -
  Issuance of long-term debt. . . . . . . . . . .     (133)        -     136,717          -
  Net cash change in notes payable. . . . . . . .   27,735    29,011    (253,738)    (4,621)
  Payment of dividends. . . . . . . . . . . . . .   (3,787)   (3,681)    (11,243)   (11,762)
                                                   --------  --------  ----------  ---------
                                                   $34,227   $25,514   $   7,363   $(12,837)
                                                   ========  ========  ==========  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY  AND  CAPITAL  RESOURCES (Continued)

     In October 2000 the Company's Board of Directors declared a regular quarterly cash dividend of $.21 per share on the Company's common stock. The dividend is payable on November 15, 2000 to shareholders of record at the close of business on August 3, 2000.
     In March 2000, a registration statement on Form S-3 ("registration statement") filed by the Company and SEMCO Capital Trust I, SEMCO Capital Trust II and SEMCO Capital Trust III ("Capital Trusts") with the Securities and Exchange Commission became effective. During the second and third quarters of 2000 the Company and two of the capital trusts issued various securities and used the net proceeds therefrom to repay the bridge loan utilized for the acquisition of ENSTAR. Refer to Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding the registration statement and securities issued.

     FUTURE FINANCING - In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of short-term lines of credit. When appropriate, the Company will refinance its short-term lines with long-term debt, common stock or other long-term financing instruments. At September 30, 2000, the Company had short-term credit facilities of $160 million, $140 million of which was committed facilities. $36.7 million of these short-term credit facilities was unused at September 30, 2000.
     As discussed above and in Note 2 of the Notes to the Consolidated Financial Statements, the Company has registered up to $500 million of securities under a registration statement filed in March 2000, of which $276 million was utilized to issue securities during the second and third quarters of 2000.
     The Company may acquire additional businesses during the remainder of 2000. If business acquisitions are made, the Company will likely raise the required capital through a combination of utilizing short-term lines of credit and issuing long-term debt or equity.
     The Company's ratio of earnings to fixed charges was 1.5 for the twelve months ended September 30, 2000.


NEW  ACCOUNTING  STANDARD

     In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended by the issuance in June of 2000 of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS 133 is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial position as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


NEW  ACCOUNTING  STANDARD (Continued)

     In order to implement SFAS 133 by January 1, 2001, the Company has established a project team to identify all derivative instruments, measure the fair value of those instruments, designate and document various hedge relationships, and evaluate the effectiveness of those hedge relationships. As of November 1, 2000, the Company has completed the process of identifying all derivative instruments and is currently in the process of establishing appropriate fair value measurements of those derivative instruments. In addition, the Company is in the process of designating and documenting all hedging relationships and establishing tests and methodologies for evaluating the hedge effectiveness of its hedging relationships.
     The Company believes that the majority of its derivative contracts qualify for the normal purchases and sales exception of the new standard and, therefore, would not have to be recognized at fair value. The Company expects to have the implementation of SFAS 133 completed by January 1, 2001.


OTHER  ITEMS

     During third quarter of 2000, the Company offered early retirement programs to certain employees at the Company's gas distribution operations and corporate offices in Michigan and Alaska. Sixty-three employees, or approximately ten percent of the combined workforces for these operations, elected to take the early retirement offer. Under the programs, eligible employees received enhanced benefits if they chose to retire early.
     In July 2000, the Company announced that it is exploring strategic alternatives in an effort to enhance and maximize shareholder value. These alternatives include evaluation of possible transactions, such as a merger with a strategic partner. The Company anticipates that its review of strategic alternatives will be completed by year-end.

                           PART II - OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.

          None.


ITEM  2.  CHANGES  IN  SECURITIES.

          During the third quarter of 2000, the Company issued an aggregate of 2,087 shares of unregistered common stock to the members of its Board of Directors in exchange for services rendered, valued at $30,700.
          The preceding transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES.

          Not  applicable.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITYHOLDERS.

          Not  applicable


ITEM  5.  OTHER  INFORMATION.

          Not  applicable.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)     List of Exhibits - (See page  29  for  the  Exhibit  Index.)

                  10.1     Executive  Security  Trust
                  10.2     Supplemental Executive Retirement Plan
                           Executive Security Agreement
                  10.3     Split  Dollar  Agreement
                  12       Ratio  of  Earnings  to  Fixed  Charges.
                  27       Financial  Data  Schedule.

          (b)     Reports  on  Form  8-K.

          The Company filed the following Form 8-K Reports during the third quarter of 2000: (1) report filed on July 17, 2000, to announce the resignation of Carl W. Porter, President and Chief Operating Officer of the Company, for personal reasons, (2) report filed on July 25, 2000 to report second quarter earnings and announce that the Company is exploring strategic alternatives to increase shareholder value, and (3) report filed on July 27, 2000, to file exhibits relating to the securities offerings recently completed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEMCO  ENERGY,  INC.
                                                (Registrant)


Dated:  November  13  2000
                                        By: /s/Sebastian Coppola
                                           ------------------------------------
                                           Sebastian  Coppola
                                           Senior Vice President and Principal
                                           Financial  Officer


                                  EXHIBIT INDEX
                                    Form 10-Q
                               Third Quarter 2000


Exhibit
  No.    Description                                       Filed Herewith
-------  ------------------------------------------------  --------------
  10.1     Executive  Security  Trust. . . . . . . . . .   x
  10.2     Supplemental Executive Retirement Plan
           Executive  Security Agreement.  . . . . . . .   x
  10.3     Split  Dollar  Agreement. . . . . . . . . . .   x
  12       Ratio of Earnings to Fixed Charges. . . . . .   x
  27       Financial Data Schedule.. . . . . . . . . . .   x