Form 10-K405
period 2000-12-31
SEMCO ENERGY INC
filed 2001-03-30
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark  One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR  THE  FISCAL YEAR ENDED DECEMBER 31, 2000

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

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                                Name  of  each  exchange  on
     Title  of  each  class                          which  registered
     -------------------------------------      ----------------------------
     COMMON  STOCK,  $1  PAR  VALUE             NEW  YORK  STOCK  EXCHANGE
     INCOME  PRIDES                             NEW  YORK  STOCK  EXCHANGE
     10 1/4%  TRUST  PREFERRED  SECURITIES      NEW  YORK  STOCK  EXCHANGE


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of February 28, 2001 was $228,052,662 based on 15,864,533 shares held by non-affiliates and the closing price of $14 3/8 on that day (New York Stock Exchange).

Number of outstanding shares of the Registrant's Common Stock as of February 28, 2001: 18,057,442

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 17, 2001 Annual Meeting of Shareholders are incorporated by reference in Part III. Portions of the Registrant's 2000 Annual Report to Shareholders (filed as Exhibit 13 to this Form 10-K) are incorporated by reference in Part I, Item 1 and Part II, Items 5,6, 7, 7A and 8, from such exhibits as noted herein.

                         T A B L E  O F  C O N T E N T S

                                                                           PAGE
CONTENTS                                                                  NUMBER

KEY  TO  ABBREVIATED  TERMS . . . . . . . . . . . . . . . . . . . . . .      1

INFORMATION  ABOUT  FORWARD-LOOKING  STATEMENTS . . . . . . . . . . . .      2

PART  I

ITEM     1.     BUSINESS. . . . . . . . . . . . . . . . . . . . . . . .      2

ITEM     2.     PROPERTIES. . . . . . . . . . . . . . . . . . . . . . .      8

ITEM     3.     LEGAL  PROCEEDINGS. . . . . . . . . . . . . . . . . . .     10

ITEM     4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . .     10

PART  II

ITEM     5.     MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND
                RELATED  STOCKHOLDER  MATTERS . . . . . . . . . . . . .     10

ITEM     6.     SELECTED  FINANCIAL  DATA . . . . . . . . . . . . . . .     11

ITEM     7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                CONDITION  AND  RESULTS  OF  OPERATIONS . . . . . . . .     11

ITEM     7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
                MARKET  RISKS . . . . . . . . . . . . . . . . . . . . .     11

ITEM     8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA . . . .     11

ITEM     9.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                ACCOUNTING  AND  FINANCIAL  DISCLOSURE. . . . . . . . .     11

PART  III

ITEM    10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . .     12

ITEM    11.     EXECUTIVE  COMPENSATION . . . . . . . . . . . . . . . .     12

ITEM    12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
                AND  MANAGEMENT . . . . . . . . . . . . . . . . . . . .     12

ITEM    13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. . .     12

PART  IV

ITEM    14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS
                ON  FORM  8-K . . . . . . . . . . . . . . . . . . . . .     13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

KEY  TO  ABBREVIATED  TERMS

AMR . . . .  (Automated  Meter  Reading)  a  meter  reading  system that employs radio  waves  to  collect  natural  gas  consumption  data
ATS . . . .  (Aggregated  Transportation  Service)  a  program  that  allows commercial  and  industrial  gas distribution customers in Michigan to  purchase  their  gas  from  third-party gas suppliers, with the
             Company transporting the gas
Bcf . . . .  A  measure  of  natural gas volumes equivalent to one billion cubic feet
Degree Day.  A measure of coldness computed by the number of degrees the average daily  temperature  falls  below  65  degrees  Fahrenheit
DRIP. . . .  Direct  Stock  Purchase  and  Dividend  Reinvestment  Plan
FASB. . . .  Financial  Accounting  Standards  Board
FERC. . . .  Federal  Energy  Regulatory  Commission
FOS . . . .  (Field  Order  System)  a computerized dispatching system for field service  calls
GCR . . . .  (Gas  Cost  Recovery)  a  process  by  which  the  Gas Distribution
             Business,  through annual gas cost proceedings before the MPSC, can recover  the  prudent  and  reasonable  cost  of  gas  sold
Mcf . . . .  A  measure  of natural gas volumes equivalent to one thousand cubic feet
MMcf. . . .  A  measure  of  natural gas volumes equivalent to one million cubic feet
MPSC. . . .  Michigan  Public  Service  Commission
PGA . . . .  (Purchased  Gas Adjustment) a process by which the Gas Distribution business,  through  annual gas cost proceedings before the RCA, can recover  the  prudent  and  reasonable  cost  of  gas  sold
RCA . . . .  Regulatory  Commission  of  Alaska
SFAS. . . .  Statement  of  Financial  Accounting  Standards
Tcf . . . .  A  measure  of natural gas volumes equivalent to one trillion cubic feet.

INFORMATION  ABOUT  FORWARD-LOOKING  STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections of SEMCO Energy, Inc. and its subsidiaries (the "Company"). Statements that are not historical facts, including statements about the Company's outlook, beliefs, plans, goals, and expectations, are forward-looking statements. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical areas where the Company does business; (iii) the capital intensive nature of the Company's business; (iv) increased competition within the energy industry as well as from alternative forms of energy; (v) the timing and extent of changes in commodity prices for natural gas and propane; (vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) the Company's ability to bid on and win construction, engineering and quality assurance contracts; (viii) the impact of energy prices on the amount of projects and business available to the Company's engineering services segment; (ix) the nature, availability and projected profitability of potential investments available to the Company; (x) the Company's ability to accomplish its financing objectives in a timely and cost-effective manner in light of changing conditions in the capital markets, and (xi) the Company's ability to operate and integrate acquired businesses in accordance with its plans.




                                     PART I



ITEM  1.          BUSINESS


SEMCO  ENERGY,  INC.

SEMCO Energy, Inc. is a diversified energy and infrastructure services company headquartered in southeastern Michigan. It was founded in 1950 as Southeastern Michigan Gas Company. SEMCO Energy, Inc. and its subsidiaries (the "Company") operate four business segments: (1) gas distribution; (2) pipeline construction services; (3) engineering services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". Certain smaller subsidiaries or divisions of the Company are not part of the four previously mentioned business segments. Instead, they are included together in a category the Company refers to as "Corporate and other". For information on what constitutes a business segment, refer to Note 11 of the Notes to the Consolidated Financial Statements on page 63 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K. The Company also created an information technology business during 2000. The Company's other business segments are currently the primary customers of the information technology business. The subsidiary comprising the Company's energy marketing business ("Energy Services") was sold effective March 31, 1999. The Company had approximately 1,568 employees at December 31, 2000.

GAS  DISTRIBUTION

The Company's gas distribution business segment consists of operations in Michigan and Alaska. ENSTAR, the Alaska-based operation was acquired on November 1, 1999. The acquisition of ENSTAR was accounted for as a purchase and, therefore, the consolidated financial statements and the table below include the results of ENSTAR's operations since November 1, 1999.
     The Michigan gas distribution operation and ENSTAR are referred to together as the "Gas Distribution Business". The Michigan gas distribution operation and ENSTAR Natural Gas Company operate as divisions of SEMCO Energy, Inc. SEMCO Energy Gas Company, which had conducted the Michigan gas distribution operation, was merged into SEMCO Energy, Inc. on December 31, 1999. Alaska Pipeline Company operates as a subsidiary of SEMCO Energy, Inc. and as part of the ENSTAR operations.
     The Gas Distribution Business distributes and transports natural gas to residential, commercial and industrial customers and is the Company's largest business segment. Set forth in the table below is gas sales and transportation information for the past three years:


Years  ended  December  31,                      2000      1999      1998
---------------------------------------------  --------  --------  --------


GAS SALES REVENUE (IN THOUSANDS):
  Residential . . . . . . . . . . . . . . . .  $190,221  $137,407  $118,220
  Commercial. . . . . . . . . . . . . . . . .    62,354    38,451    42,041
  Industrial. . . . . . . . . . . . . . . . .    18,412     6,763     6,439
                                               --------  --------  --------
    Total gas sales revenue (a) . . . . . . .  $270,987  $182,621  $166,700
                                               ========  ========  ========

GAS TRANSPORTATION REVENUE (IN THOUSANDS) . .  $ 30,783  $ 22,369  $ 14,832
                                               ========  ========  ========

VOLUMES OF GAS SOLD (MMCF):
  Residential . . . . . . . . . . . . . . . .    41,397    28,583    21,946
  Commercial. . . . . . . . . . . . . . . . .    14,591     8,882     8,840
  Industrial. . . . . . . . . . . . . . . . .     5,066     1,780     1,461
                                               --------  --------  --------
    Total volumes of gas sold (a) . . . . . .    61,054    39,245    32,247

VOLUMES OF GAS TRANSPORTED (MMCF) . . . . . .    48,706    32,417    23,791
                                               --------  --------  --------
TOTAL VOLUMES DELIVERED (a) . . . . . . . . .   109,760    71,662    56,038
                                               ========  ========  ========

(a) Does not include the sale of excess inventory gas to a third party in 2000 and 1999.


     Refer to Note 11 of the Notes to the Consolidated Financial Statements on pages 63 and 64 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K, for the operating revenues, operating income, assets and other financial information of the Gas Distribution Business for the past three years.

GAS SALES Gas sales revenue is generated primarily through the sale and delivery of natural gas to residential and commercial customers. These customers use natural gas mainly for space heating purposes. Consequently, weather has a significant impact on sales. Given the impact of weather on this business segment, most of its gas sales revenue is earned in the first and fourth quarters of the calendar year. Revenues from gas sales accounted for 65%, 50% and 26% of consolidated operating revenues in 2000, 1999 and 1998, respectively. If operating revenues from the Company's energy marketing business, which was sold effective March 31, 1999, are excluded, gas sales by the Gas Distribution Business would have accounted for 66% and 68% of consolidated operating revenues for 1999 and 1998, respectively.
     Competition in the gas sales market arises from alternative energy sources such as electricity, propane and oil. However, this competition is inhibited because of the time, inconvenience and investment for residential and commercial customers to convert to an alternate energy source when the price of natural gas fluctuates. For more information on competition for the Gas Distribution Business, refer to the section titled "Outlook" on pages 33 and 34 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.
     The Company's aggregated transportation service ("ATS") program, which became effective April 1, 1998, provides all Michigan commercial and industrial customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees plus a gas load balancing fee. Refer to the sections titled "Gas Sales Margin" and "Gas Transportation Revenue" on pages 31 and 32 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K, for further information regarding the impact of the ATS program on gas sales and transportation revenue.

TRANSPORTATION The Gas Distribution Business provides transportation services to its large-volume commercial and industrial customers. This service offers those customers the option of purchasing natural gas directly from producers or marketing companies and utilizing the Gas Distribution Business' distribution network to transport the gas to their facilities.
     Alaska Pipeline Company ("APC") owns and operates the only natural gas transmission lines in its service area that are operated for utility purposes. APC's transmission system delivers natural gas from producing fields in southcentral Alaska to ENSTAR's Anchorage-based gas distribution system. APC's only customer is ENSTAR Natural Gas Company.
     The market price of alternate energy sources such as coal, electricity, oil and steam is the primary competitive factor affecting the demand for transportation. Certain large industrial customers have some ability to convert to another form of energy if the price of natural gas increases significantly. Partially offsetting the impact of price sensitivity has been the use of natural gas as an industrial fuel because of clean air legislation and the resultant pressures on industry and electric utilities to reduce emissions from their plants.
     As is the case with many gas distribution utilities, there has been downward pressure on transportation rates due to the potential risk for industrial customers and electric generating plants located in close proximity to interstate natural gas pipelines to bypass the Company and connect directly to such pipelines. However, management is currently unaware of any significant bypass efforts by the Company's customers. The Company has addressed and would continue to address any such efforts by offering special services and rate arrangements designed to retain these customers on the Company's system. Customers in ENSTAR's service territory are currently precluded from bypassing ENSTAR's transportation and distribution system due to the limited availability of gas transmission systems and the large distances between producing fields and the locations of current customers.

CUSTOMER BASE At December 31, 2000, the Michigan gas distribution operation had approximately 262,000 customers. The largest concentration of customers, approximately 110,000, is located in southeastern Michigan. The remaining Michigan customers are located in and around the following communities: Battle Creek, Albion, Holland, Three Rivers, Niles, Marquette and Houghton. The Michigan customer base is diverse and includes residential, commercial and industrial customers. The largest customers include power plants, food production facilities, paper processing plants, furniture manufacturers and others in a variety of other industries. The average number of customers in Michigan has increased by an average of approximately 3% annually during the past three years. By contrast, the customer growth rate for the U.S. gas distribution industry has averaged approximately 1% annually during the past three years. However, average annual gas usage per customer has been decreasing slightly because new homes and appliances are much more energy efficient.
     At December 31, 2000, ENSTAR had approximately 105,000 customers in and around the Anchorage, Alaska area including the communities of Big Lake, Bird Creek, Butte, Chugiak, Eagle River, Eklutna, Girdwood, Houston, Indian, Kenai, Knik, Nikiski, Palmer, Peters Creek, Portage, Sterling, Soldotna, Wasilla and Whittier. ENSTAR is the sole distributor of natural gas to the greater Anchorage metropolitan area, and its service area encompasses approximately 50% of the population of Alaska. ENSTAR has two types of customers: gas sales and transportation. Gas sales customers are primarily residential and commercial. ENSTAR provides transportation service, on behalf of gas producers and gas marketers, to power plant sites, a liquified natural gas plant, an ammonia plant, and hundreds of commercial locations. The average number of customers at ENSTAR has increased by an average of approximately 3% annually during the past three years.

GAS SUPPLY The Gas Distribution Business has agreements with TransCanada Gas Services, Inc. ("TransCanada") for the three year period that began April 1, 1999, under which TransCanada provides the Company's natural gas requirements and manages the Company's natural gas supply and the supply aspects of transportation and storage operations in Michigan. For additional information about these agreements, refer to Note 2 of the Notes to the Consolidated Financial Statements on pages 50 through 52 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference from

Exhibit 13 to this Form 10-K. The Gas Distribution Business owns underground storage facilities in Michigan with a working capacity of 4.8 billion cubic feet ("Bcf"). In addition, it leases 6.5 Bcf of storage from Eaton Rapids Gas Storage System and 3.5 Bcf from non-affiliates in Michigan. The owned and leased storage capacity equals 35% to 40% of the Company's average annual gas sales volumes in Michigan. SEMCO Gas Storage Company (an affiliated company) is a 50% owner of Eaton Rapids Gas Storage System.
     ENSTAR has a gas purchase contract (the "Marathon Contract") with Marathon Oil Company ("Marathon") that has been approved by the Regulatory Commission of Alaska ("RCA") and is a "requirements" contract with no specified daily deliverability or annual take-or-pay quantities. Marathon has agreed to deliver all of ENSTAR's gas requirements in excess of those provided for in other gas supply contracts in existence as of May 1, 1988, subject to certain exceptions, until the commitment has been exhausted. However, ENSTAR's purchase obligations and Marathon's delivery obligations are set at specified annual amounts after 2001. The contract has a base price and is subject to an annual adjustment based on changes in the price of certain traded oil futures contracts plus reimbursement for any severance taxes and other charges.
     ENSTAR also has an RCA-approved gas purchase contract with the Municipality of Anchorage, Chevron U.S.A., Inc. and ARCO Alaska, Inc. (the "Beluga Contract") which provides for the delivery of up to approximately 220 Bcf of gas through the year 2009 from the Beluga field. The pricing mechanism in the Beluga
Contract  is  similar  to  that  contained  in  the  Marathon  Contract.
     In May 2000, ENSTAR signed a gas supply contract with Anadarko Petroleum and Phillips Alaska (formerly ARCO Alaska) for natural gas deliveries from the Moquawkie gas field beginning in 2002 ("the Moquawkie Contract"). The agreement provides that Anadarko and Phillips will supply ENSTAR's additional supply requirements through 2003, and supply a portion of ENSTAR's needs through 2016. The producers have the opportunity to commit more gas to ENSTAR based upon results of their drilling programs in 2000 and 2001. The contract has a base price, subject to annual adjustment based upon 50% of the change in certain inflation measures, of $2.75 per MCF plus reimbursement for any severance taxes and other charges. The contract was approved by the RCA in July 2000.
     Based on gas purchases during the twelve months ended December 31, 2000, which are not necessarily indicative of the volume of future purchases, gas reserves committed to ENSTAR under the Marathon, Beluga and Moquawkie Contracts are sufficient to supply all of ENSTAR's expected gas supply requirements through the year 2003. After that time supplies will still be available under these contracts in accordance with their terms, but at least a portion of ENSTAR's requirements are expected to be satisfied outside the terms of these contracts, as currently in effect.
     ENSTAR's gas supply source, primarily though the Marathon, Beluga and Moquawkie Contracts, is confined to the Cook Inlet area with no direct access to other natural gas pipelines. However, the Cook Inlet area is home to major gas producing fields, with proven and producing reserves of approximately 2.3 trillion cubic feet ("Tcf"). An additional 2.3 Tcf of undiscovered gas in the Cook Inlet area has been estimated by the United States Geological Survey and Minerals Management Service.
     The Michigan-based gas distribution operation is served by four major interstate pipelines: (1) Panhandle Eastern Pipe Line Company; (2) Northern
Natural Gas Company; (3) Great Lakes Gas Transmission Company and (4) ANR Pipeline Company.

RATES AND REGULATION The rates of gas distribution customers located in the City of Battle Creek, Michigan and surrounding communities are subject to the jurisdiction of the City Commission of Battle Creek. The Michigan Public Service Commission ("MPSC") authorizes the rates charged to all of the remaining Michigan customers. ENSTAR is subject to regulation by the RCA, which has jurisdiction over, among other things, rates, accounting procedures, and standards of service. During 2000, the Company filed certain revenue requirements and cost of service information with the RCA of Alaska as required by the October 1999 order approving the transfer of ownership of ENSTAR. In November 2000, the RCA issued an order requesting additional information in order to ensure that ENSTAR's rates are just and reasonable. The order also appointed a hearing examiner and set a prehearing conference in February 2001. The order indicated that, if changes in ENSTAR's existing rates are required, such changes would be applied on a prospective basis. On March 5, 2001, the RCA issued a second order granting ENSTAR's motion to use a 2000 test year, accepting a proposed procedural schedule, and finding that, because the proceeding was taking longer than expected, ENSTAR should show cause why its current rates should not be made interim and refundable effective April 4, 2001.

     Management periodically reviews the adequacy of the rates of the Gas Distribution Business and files requests for rate increases whenever it is deemed necessary and appropriate. However, a recent rate case includes provisions limiting the Company's ability to request a rate increase in Michigan during the three year period that began April 1, 1999. Refer to Note 2 of the Notes to the Consolidated Financial Statements on pages 50 through 52 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K, for further information on regulatory matters including recent regulatory orders and rate cases.

ENVIRONMENTAL MATTERS The Gas Distribution Business currently owns seven Michigan sites which formerly housed manufactured gas plants. In the earlier part of the 20th century, gas was manufactured from processes using coal, coke or oil. By-products of this process have left some contamination at these sites. The Gas Distribution Business is in compliance with State of Michigan rules which require companies to take "due care" steps to insure that the sites are safe. The Gas Distribution Business has submitted plans to the appropriate regulatory authority in the State of Michigan to close one site and begin work at another site. Remedial investigation work is also in progress at a number of these sites in accordance with approved priority plans. For further information, refer to Note 14 of the Notes to the Consolidated Financial Statements on pages 66 and 67 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.


DIVERSIFIED  BUSINESSES

The Company's diversified businesses have grown during the past three years primarily through acquisitions. The following table shows operating revenues for each of the diversified businesses, including intercompany revenues, for 1998 through 2000:


Years  Ended  December  31,             2000      1999     1998
------------------------------------  --------  -------  -------
                                            (in  thousands)

Operating Revenues
  Construction Services. . . . . . .  $105,231  $58,272  $25,904
  Engineering Services . . . . . . .    20,655   17,486   41,366
  Propane, Pipelines and Storage . .     6,949    6,284    4,852

The  amounts  in  the  above  table  include  intercompany  transactions.


     Refer to Note 11 of the Notes to the Consolidated Financial Statements on pages 63 and 64 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K, for each of the diversified business' operating revenues, operating income, assets and other financial information for the past three years.


CONSTRUCTION  SERVICES

The Company's construction services segment ("Construction Services") operates in the mid-western, southern and southeastern areas of the United States and has offices in Florida, Georgia, Illinois, Iowa, Kansas, Michigan, Tennessee and Texas. Its primary service is the installation of underground natural gas mains and service lines. Construction Services also provides underground construction services to the telecommunications and water supply industries. As of December 31, 2000, Construction Services was comprised of seven companies that were all acquired since mid-1997: (1) Sub-Surface Construction Co.; (2) King Energy and Construction Co.; (3) K&B Construction, Inc.; (4) Iowa Pipeline Associates, Inc.; (5) Flint Construction Co.; (6) Long's Underground Technologies, Inc.; and
(7)  KLP  Construction  Co.  On  December 31, 1999, King Energy and Construction
Co. was merged into Flint Construction Co. During 2000, the construction businesses were reorganized as subsidiaries of NATCOMM, Inc., a new subsidiary of the Company. There is additional information regarding these acquisitions in
Note 3 of the Notes to the Consolidated Financial Statements on pages 52 through 54 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.

     Construction Services had operating revenues, excluding intercompany transactions, of $95.5 million, $50.0 million, and $16.6 million in 2000, 1999 and 1998, respectively. These operating revenues accounted for 23% of consolidated operating revenues in 2000, and 17% and 7% of consolidated operating revenues, excluding energy marketing operating revenues, during 1999 and 1998. Construction Services' business is seasonal in nature. Most of the profits from this segment are made during the summer and fall months. Construction Services generally incurs losses during the winter months when underground construction is inhibited by weather.
     Construction Services competes with small and medium-sized regional underground facilities contractors as well as in-house utility construction operations. The natural gas construction services industry is comprised of a highly fragmented group of companies focused primarily on regional or local markets. The top six construction companies in the United States have less than 10% of the market. Approximately 30% of the market represents work done by utility companies' in-house construction operations with the remainder of the market being served by a large number of small- and medium-size companies. For more information on competition for Construction Services, refer to the section titled "Outlook" on page 35 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.


ENGINEERING  SERVICES

The Company's engineering services business segment ("Engineering Services") is comprised of two companies, Maverick Pipeline Services, Inc. ("Maverick") and Oilfield Materials Consultants, Inc. ("OMC"). Maverick was acquired in December 1997 and OMC was acquired in November 1998. Maverick purchased the assets and assumed certain liabilities of Drafting Services, Inc. in September 1999 and Pinpoint Locators, Inc. in October 1999. These two businesses are being operated as divisions of Maverick. During 2000, the engineering businesses were reorganized as subsidiaries of NATCOMM, Inc., a new subsidiary of the Company. See Note 3 of the Notes to the Consolidated Financial Statements on pages 52 through 54 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K, for information regarding acquisitions. Engineering Services has offices in New Jersey, Michigan, Louisiana and Texas and provides a variety of energy-related engineering and quality assurance services in several states.
     Engineering Services had operating revenues, excluding intercompany transactions, of $12.3 million, $14.8 million, and $40.9 million in 2000, 1999 and 1998, respectively. These operating revenues accounted for 3% of consolidated operating revenues in 2000, and 5% and 17% of consolidated operating revenues, excluding energy marketing operating revenues, during 1999 and 1998.
     Engineering Services provides services to the natural gas distribution and transmission, oil products, exploration/production and telecommunication industries. These services include engineering design, distribution system design, construction project management, field surveys, global positioning surveys, inspection, testing, pipeline-mill quality assurance and full turnkey service. Engineering Services competes with regional, national and international firms as well as in-house engineering and field service departments. Refer to the section titled "Outlook" on page 36 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K, for further discussion concerning competition in the engineering services industry.
     There was a reduction in oil and gas production and related activities due to the downturn in oil prices in late 1998 and early 1999. This resulted in a significant decrease in the amount of Engineering Services' pipeline inspection and quality assurance projects. Despite a recovery in oil prices in late 1999 and 2000, these types of projects have not returned to previous levels. There also has been a reduction or deferral of new engineering projects for the gas distribution industry due to the cash flow impact of the warm weather during the past three years. Management believes that the level of available projects will increase as gas distribution companies start releasing new engineering projects and as pipeline construction and inspection projects become available.

PROPANE,  PIPELINES  AND  STORAGE

The Company's pipelines and storage business consists of three pipelines and a gas storage facility, all of which are located in Michigan. The Company has a partial ownership interest in one of the pipelines and an equity interest in the gas storage facility. Refer to Item 2 of this Form 10-K, which is incorporated herein by reference, for additional information on each pipeline and storage facility such as its location and customers. In March 1998, the Company entered the propane distribution business with the acquisition of Hotflame Gas, Inc. and Hotflame Transport Co., Inc. (together known as "Hotflame"). Hotflame supplies approximately 5 million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin. Because propane is used principally for heating, most of the operating income for the propane business is generated in the first and fourth quarters of the calendar year.
     The retail propane industry is highly fragmented with the largest firm in the industry serving less than 10% of the national market and the vast majority of propane companies individually having less than one percent market share. Propane is transported easily in pressurized containers and is generally the fuel used in rural areas where natural gas pipelines and distribution systems do not exist or are not economical to build. The Company purchases the majority of its propane from Amoco Canada Marketing Corporation. The propane operation competes with other energy sources such as natural gas, fuel oil, electricity and other regional propane providers. The basis of the competition is generally price and service. The propane business has become increasingly competitive and less profitable, which necessitates large-scale operations to be successful in the long term. The Company will continue to assess the strategic fit of the propane business over the coming year.



ITEM  2.          PROPERTIES


GAS  DISTRIBUTION

The gas delivery system of the Michigan gas distribution operation included approximately 153 miles of gas transmission pipelines and 5,295 miles of gas distribution pipelines at December 31, 2000. The pipelines are located throughout the southern half of Michigan's lower peninsula (centered around the cities of Port Huron, Albion, Battle Creek and Holland) and also in the central and western areas of Michigan's upper peninsula. At December 31, 2000, ENSTAR's gas delivery system included approximately 394 miles of gas transmission pipelines and 2,297 miles of gas distribution pipelines. ENSTAR's pipelines are located in Anchorage and other communities around the Cook Inlet area of Alaska.
     The distribution system and service lines of the Gas Distribution Business are, for the most part, located on or under public streets, alleys, highways and other public places, or on private property not owned by the Company with permission or consent, except to an inconsequential extent, of the individual owners. The distribution systems and service lines located on or under public streets, alleys, highways and other public places were all installed under valid rights and consents granted by appropriate local authorities.
     The Gas Distribution Business owns underground gas storage facilities in eight depleted salt caverns and three depleted gas fields, together with measuring, compressor and transmission facilities. The storage facilities are all located in Michigan. The aggregate working capacity of the storage system is approximately 4.8 Bcf.
     The Gas Distribution Business also owns meters and service lines, gas regulating and metering stations, garages, warehouses and other buildings necessary and useful in conducting its business. It also leases a significant portion of its computer and transportation equipment.

CONSTRUCTION  SERVICES

The tangible properties of Construction Services include equipment required for the installation, repair or replacement of underground pipelines or similar items. This includes primarily equipment necessary for excavation such as backhoes, trenchers, directional drills and dumptrucks. This equipment can be driven or carried on trailers from one worksite to another. Substantially all of Construction Services' equipment at December 31, 2000 was located in Florida, Georgia, Illinois, Iowa, Kansas, Michigan, Tennessee and Texas.


ENGINEERING  SERVICES

Engineering Services' properties include primarily computers, trucks, testing equipment and related devices required to perform engineering and related services. Much of the equipment is portable and is used by the Company's employees at customer worksites throughout several states.


PROPANE,  PIPELINES  AND  STORAGE

The principal properties of this business segment include interests and operations in propane distribution, natural gas transmission and gathering and an underground gas storage system.
     The Company owns a 50% equity interest in the Eaton Rapids Gas Storage System ("ERGSS"). The Company's equity investment in the ERGSS totaled $4.1 million at December 31, 2000. This system, located near Eaton Rapids, Michigan, became operational in March 1990 and consists of approximately 12.8 Bcf of underground storage capacity. The Gas Distribution Business leases 6.5 Bcf of the capacity.
     During 2000, the Company sold its 50% equity interest in the Michigan Intrastate Lateral System and its 50% interest in the Michigan Intrastate Pipeline System.
     The property of the propane distribution operation consists primarily of pressurized propane storage tanks used by customers to store propane purchased from the Company and trucks for transporting propane. The Company also owns large propane storage tanks that allow the Company to store up to 258,000 gallons of propane inventory. The propane distribution property is all located in Michigan's upper peninsula and northeast Wisconsin.
     The following table sets forth the pipeline operations wholly or partially owned by the Company, the total net property of the project, the Company's ownership percentage and net property at December 31, 2000:


                            Total        The Company's    The Company's
                         Net Property  Percent Ownership  Net  Property
                         ------------  -----------------  -------------
                                 (in  thousands  of  dollars)

Litchfield Lateral. . . .  $ 9,648           33%            $ 3,184
Greenwood Pipeline. . . .    6,426          100%              6,426
Eaton Rapids Pipeline . .      762          100%                762
                           -------                          -------
                           $16,836                          $10,372
                           =======                          =======

     The Litchfield Lateral is a 31-mile pipeline located in southwest Michigan. The line, which is leased entirely to ANR Pipeline Company, links the ERGSS with interstate pipeline supplies. The Litchfield Lateral began operations in July 1992.
     The Greenwood Pipeline, an 18.5-mile pipeline constructed in 1991, connects two interstate pipelines with the Detroit Edison Greenwood Power Plant. The pipeline provides transportation services to the Greenwood Power Plant and to SEMCO Gas' Port Huron area, northern territory. In 1999, the pipeline received upgrades which allowed the Company to serve additional peak load generation units at the Greenwood site. There is an agreement between the Company and Detroit Edison whereby Detroit Edison has contracted for the entire capacity of the line which amounts to 240 million cubic feet ("MMcf") per day.
     The Eaton Rapids Pipeline is a 37-mile pipeline that provides direct delivery of gas from the ERGSS to the Gas Distribution Business' systems in Battle Creek and Albion, Michigan. The original 30-mile line was purchased in 1986. The seven-mile extension to the ERGSS was completed in 1990.
     The Company previously owned a 40% interest in the Iosco-Reno System, which consisted of the Iosco County Pipeline and Reno Gas Processing Plant. The
Company  sold  its  interest  during  1999.

CORPORATE  AND  OTHER

The properties of the Corporate and other segment include office buildings, leasehold improvements, office equipment, computers and computer systems. This property is located in Port Huron and Marysville, Michigan.



ITEM  3.          LEGAL  PROCEEDINGS

None.



ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.




                                     PART II



ITEM  5.          MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
                  STOCKHOLDER  MATTERS

MARKET  INFORMATION  AND  NYSE  LISTING

SEMCO Energy, Inc. Common Stock began trading on the New York Stock Exchange on January 6, 2000 under the trading symbol "SEN". Prior to this date the Company was traded on The Nasdaq Stock Market under the symbol "SMGS." The table below shows the reported high and low quotations of the Company's common stock, as reported in the Wall Street Journal.


        2000  Price  Range                  1999  Price  Range
-----------------------------------  ----------------------------------
 2000            High       Low       1999            High     Low
-----------------------------------  ----------------------------------
 First Quarter   $14        $10-3/4   First Quarter   $17-1/2  $14-1/4
 Second Quarter  $15        $11-1/8   Second Quarter  $16-7/8  $13-1/4
 Third Quarter   $16-15/16  $12-1/4   Third Quarter   $16      $13
 Fourth Quarter  $16-5/8    $13-3/4   Fourth Quarter  $15-3/8  $11-5/16

     See the cover page for a recent stock price and the number of shares outstanding. The Company issued unregistered shares of its common stock in connection with certain acquisition transactions during the past three years (for additional information, refer to Notes 3 and 5 of the Notes to the Consolidated Financial Statements on pages 52 through 54 and 55 through 57 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K). See Selected Financial Data in Item 6 of this Form 10-K for the number of registered common shareholders at year end for the past five years. The Company had 9,501 registered common shareholders at February 28, 2001.

DIVIDENDS

For information regarding dividends, see Notes 5 and 16 of the Notes to the Consolidated Financial Statements on pages 55 through 57 and 68 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K, and Selected Financial Data in item 6 of this Form 10-K.



ITEM  6.          SELECTED  FINANCIAL  DATA

For the information required pursuant to this item, refer to the section titled "Selected Financial Data" in the Company's 2000 Annual Report to Shareholders, pages 70 and 71, which information is incorporated herein by reference from
Exhibit  13  to  this  Form  10-K.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the information required pursuant to this item, refer to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Shareholders, pages 28 through 42, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.



ITEM  7A.        QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET RISK

For the information required pursuant to this item, refer to the section titled "Market Risk Information" on page 41 of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.



ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

For the information required pursuant to this item, refer to the following sections of the Company's 2000 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K:

     Consolidated  Statements  of  Income,  page  43
     Consolidated  Statements  of  Cash  Flows,  page  44
     Consolidated  Statements  of  Financial  Position,  page  45
     Consolidated  Statements  of  Capitalization,  page  46
     Consolidated Statements of Changes in Common Shareholders' Equity, page 47 Notes to the Consolidated Financial Statements, pages 48 through 68
     Report  of  Independent  Public  Accountants,  page  69



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III



ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The information appearing under the captions "Information About Directors and Executive Officers" in the Company's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company's April 17, 2001 Annual Meeting of Shareholders is incorporated by reference herein.



ITEM  11.     EXECUTIVE  COMPENSATION

The information appearing under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 17, 2001 Annual Meeting of Shareholders is incorporated by reference herein. There are no compensation committee interlocks or insider participation.



ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The  information  appearing  under  the  caption  "Stock  Outstanding and Voting
Rights" in the Company's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company's April 17, 2001 Annual Meeting of Shareholders is incorporated by reference herein.



ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information appearing under the captions "Certain Business Relationships of Directors" and "Employment and Related Agreements" in the Company's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company's April 17, 2001 Annual Meeting of Shareholders is incorporated by reference herein.

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

                                                                Pages  in  10-K
                                                                ---------------
          Report  of  Independent  Public  Accountants               14

          Schedule  II  -  Consolidated  Valuation  and  Qualifying
          Accounts  for  the  years  ended  December  31,  2000,
          1999  and  1998                                            15

(a)  3     Exhibits,  including  those  incorporated  by reference are listed on page  16  and  17  of  this  10-K.

(b) On November 30, 2000, the Company filed Form 8-K to file the Regulatory Commission of Alaska order entitled, "Order Requiring Filings; Designating Public Advocacy Section A Party; Appointing A Hearing Examiner; Establishing Deadlines for Intervention; and Scheduling Prehearing Conference".

(c) The Exhibits, if any, filed herewith are identified in Item 14(a) 3 above.

(d) The financial statement schedules filed are identified under Item 14(a) 2 above.

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS



To  SEMCO  Energy,  Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of SEMCO Energy, Inc. included in this Form 10-K, and have issued our report thereon dated January 30, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in item 14 (a) 2 is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur  Andersen  LLP

Detroit,  Michigan,
January  30,  2001

SCHEDULE  II


                               SEMCO ENERGY, INC.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)


                                                                         DEDUCTIONS
                                                       ADDITIONS FOR    FROM RESERVE
                                             BALANCE    PROVISIONS     FOR PURPOSE FOR    BALANCE
                                            BEGINNING     CHARGED     WHICH THE RESERVE     END
          DESCRIPTION                       OF PERIOD    TO INCOME      WAS PROVIDED     OF PERIOD
------------------------------------------  ---------  -------------  -----------------  ---------

YEAR ENDED DECEMBER 31, 2000
----------------------------

Reserves deducted from receivables in
  the Statement of Financial Position:
    Allowances for doubtful accounts . . .  $ 1,080      $1,186          $   830          $1,436
                                            =======      ======          =======          ======

Reserves deducted from net property,
  Plant and equipment in the
  Statement of Financial Position. . . . .  $ 1,642      $    0          $ 1,642          $    0
                                            =======      ======          =======          ======



YEAR ENDED DECEMBER 31, 1999
----------------------------

Reserves deducted from receivables in
  the Statement of Financial Position:
    Allowances for doubtful accounts . . .  $   632      $1,115          $   667          $1,080
                                            =======      ======          =======          ======

Reserves deducted from net property,
  Plant and equipment in the
  Statement of Financial Position. . . . .  $ 1,401      $  241          $     0          $1,642
                                            =======      ======          =======          ======



YEAR ENDED DECEMBER 31, 1998
----------------------------

Reserves deducted from receivables in
  the Statement of Financial Position:
    Allowances for doubtful accounts . . .  $ 1,498      $  742          $ 1,608          $  632
                                            =======      ======          =======          ======

Reserves deducted from net property,
  Plant and equipment in the
  Statement of Financial Position. . . . .  $ 2,401      $  100          $ 1,100          $1,401
                                            =======      ======          =======          ======

Reserves deducted from deferred
  credits and other liabilities in the
  Statement of Financial Position:
    Reserve for NOARK investment . . . . .  $25,212      $    0          $25,212          $    0
                                            =======      ======          =======          ======


EXHIBITS,  INCLUDING  THOSE  INCORPORATED  BY  REFERENCE


                                                                           Filed
                                                                     -------------------
Exhibit                                                                           By
  No.                        Description                             Herewith  Reference
-------  ----------------------------------------------------------  --------  ---------

 3.(i)   Articles of Incorporation of SEMCO Energy, Inc., as
         restated June 25, 1999.(g) . . . . . . . . . . . . . . . .                x
 3.(ii)  Bylaws--last revised October 14, 1999.(h). . . . . . . . .                x
 4.1     Note Agreement dated as of June 1, 1994, relating to
         issuance of $80,000,000 of long-term debt.(a). . . . . . .                x
 4.2     Rights Agreement dated as of April 15, 1997 with
         Continental Stock Transfer & Trust Company, as
         Rights Agent.(c) . . . . . . . . . . . . . . . . . . . . .                x
 4.3     Note Agreement dated as of October 1, 1997, relating to
         issuance of $60,000,000 of long-term debt.(e). . . . . . .                x
 4.4     Form of Indenture relating to Senior Debt Securities
         dated as of October 23, 1998, with Bank One Trust
         Company (formerly NBD Bank) as Trustee.(f) . . . . . . . .                x
 4.5     First Supplemental Indenture relating to Senior Debt
         Securities dated as of June 16, 2000, with Bank One
         Trust Company as Trustee.(j) . . . . . . . . . . . . . . .                x
 4.6     Second Supplemental Indenture relating to Senior Debt
         Securities dated as of June 29, 2000, with Bank One
         Trust Company as Trustee.(j) . . . . . . . . . . . . . . .                x
 4.7     Indenture relating to Subordinated Debentures dated
         as of April 19, 2000, with Bank One Trust
         Company, Trustee.(k) . . . . . . . . . . . . . . . . . . .                x
 4.8     First Supplemental Indenture relating to Subordinated
         Debentures dated as of April 19, 2000, with Bank One
         Trust Company, as Trustee.(k). . . . . . . . . . . . . . .                x
10       Material  Contracts.
10.1     Short-Term Incentive Plan as amended June 10, 1999.(g) . .                x
10.2     1997 Long-Term Incentive Plan.(b). . . . . . . . . . . . .                x
10.3     Stock Option Certificate and Agreement dated
         October 10, 1996 with William L. Johnson.(c) . . . . . . .                x
10.4     Stock Option Certificate and Agreement dated
         February 26, 1997 with William L. Johnson.(c). . . . . . .                x
10.5     Employment Agreement dated October 10, 1996, with
         William L. Johnson.(d) . . . . . . . . . . . . . . . . . .                x
10.6     Executive Security Agreement.(l) . . . . . . . . . . . . .                x
10.7     Split-Dollar Agreement.(l) . . . . . . . . . . . . . . . .                x
10.8     SEMCO Energy, Inc. Deferred Compensation Plan (for
         certain executive and management employees).(i). . . . . .                x
10.9     Form of Change in Control Agreement (for certain
         officers).(k). . . . . . . . . . . . . . . . . . . . . . .                x
10.10    Form of Change of Control Employment Agreement dated
         as of March 1, 2000 (for certain officers).(k) . . . . . .                x
10.11    Executive Security Trust.(l) . . . . . . . . . . . . . . .                x
10.12    Deferred Compensation and Stock Purchase Agreement for
         Non-Employee Directors for 2001. . . . . . . . . . . . . .     x
10.13    Stock Option Plan of 2000. . . . . . . . . . . . . . . . .     x
12       Ratio of Earnings to Fixed Charges.  . . . . . . . . . . .     x
13       SEMCO Energy, Inc. 2000 Annual Report to Shareholders,
         pages 28-71. . . . . . . . . . . . . . . . . . . . . . . .     x
21       Subsidiaries  of  the  Registrant. . . . . . . . . . . . .     x
23       Consent of Independent Public Accountants. . . . . . . . .     x
24       Power of Attorney. . . . . . . . . . . . . . . . . . . . .     x
99       Proxy Statement dated March 8, 2001.(m). . . . . . . . . .                x

Key  to  Exhibits  Incorporated  by  Reference
(a) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
(b)     Filed  March  6,  1997  as  part  of  SEMCO  Energy,  Inc.'s  1997 Proxy
        Statement,  dated  March  7,  1997,  File  No.     0-8503.
(c)     Filed  with  SEMCO  Energy,  Inc.'s  Form 10-K for 1996, dated March 27,
        1997,  File  No.  0-8503.
(d) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1997, File No. 0-8503.
(e) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1997, File No. 0-8503.
(f) Filed with SEMCO Energy, Inc.'s Registration Statement, Form S-3, Nos. 333-58715 and 333-58715-01, filed July 8, 1998.
(g) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended June 30, 1999, File No. 0-8503.
(h) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1999, File No. 0-8503.
(i)     Filed  with  SEMCO  Energy,  Inc.'s  Form 10-K for 1999, dated March 20,
        2000,  File  No.  001-15565.
(j) Filed with SEMCO Energy, Inc.'s Form 8-K dated July 26, 2000, File No. 001-15565.
(k) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 2000.
(l) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 2000.
(m) Filed March 5, 2001, pursuant to Rule 14a-6 of the Exchange Act, File No. 001-15565.

                                  - 16 & 17 -

                                   SIGNATURES






          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SEMCO  ENERGY,  INC.


Date:  March  30,  2001      By  /s/William  L.  Johnson
                                 -----------------------------------------------
                                 William  L.  Johnson
                                 Chairman, President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                            Title                                 Date
     ---------                            -----                                 ----


/s/William L. Johnson      Chairman, President and Chief Executive Officer  March 30, 2001
-------------------------
   William  L.  Johnson        (Director)

/s/Sebastian Coppola       Senior Vice President, Treasurer and             March 30, 2001
-------------------------
   Sebastian  Coppola          Chief  Financial  Officer
                               (Principal Financial and
                               Accounting Officer)

/s/John  M.  Albertine*    Director                                         March 30, 2001
-------------------------
   John  M.  Albertine

/s/Daniel  A.  Burkhardt*  Director                                         March 30, 2001
-------------------------
   Daniel  A.  Burkhardt

/s/Edward  J.  Curtis*     Director                                         March 30, 2001
-------------------------
   Edward  J.  Curtis

/s/John  T.  Ferris*       Director                                         March 30, 2001
-------------------------
   John  T.  Ferris

/s/Michael  O.  Frazer*    Director                                         March 30, 2001
-------------------------
   Michael  O.  Frazer

/s/Marcus  Jackson*        Director                                         March 30, 2001
-------------------------
   Marcus  Jackson

/s/Harvey  I.  Klein*      Director                                         March 30, 2001
-------------------------
   Harvey  I.  Klein

/s/Frederick  S.  Moore*   Director                                         March 30, 2001
-------------------------
   Frederick  S.  Moore

/s/Edith  A.  Stotler*     Director                                         March 30, 2001
-------------------------
   Edith  A.  Stotler

/s/Donald  W.  Thomason*   Director                                         March 30, 2001
-------------------------
   Donald  W.  Thomason

*By /s/William L. Johnson                                                   March 30, 2001
   ----------------------
       William L. Johnson
       Attorney-in-fact