Form 10-Q
period 2001-03-31
SEMCO ENERGY INC
filed 2001-05-15
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark  One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2001

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

The number of outstanding shares of the Registrant's common stock as of April 30, 2001: 18,059,953

                               INDEX TO FORM 10-Q
                               ------------------

                        For Quarter Ended March 31, 2001





                                                                                      Page
                                                                                     Number
                                                                                     ------
COVER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2

INFORMATION  REGARDING  FORWARD-LOOKING  STATEMENTS. . . . . . . . . . . . . . . .      2

PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .      3
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . .. . . . . . . . . . .     11

PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .     21
  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . .     21
  Item 3.  Default upon Senior Securities. . . . . . . . . . . . . . . . . . . . .     21
  Item 4.  Submission of Matters to a Vote of Securityholders  . . . . . . . . . .     21
  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .     21
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .     21

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23




FORWARD-LOOKING  STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections of SEMCO Energy, Inc. and its subsidiaries (the "Company"). Statements that are not historical facts, including statements about the Company's outlook, beliefs, plans, goals, and expectations, are forward-looking statements. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical areas where the Company does business; (iii) the capital intensive nature of the Company's business; (iv) increased competition within the energy industry as well as from alternative forms of energy; (v) the timing and extent of changes in commodity prices for natural gas and propane; (vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) the Company's ability to bid on and win construction, engineering and quality assurance contracts; (viii) the impact of energy prices on the amount of projects and business available to the Company's engineering and construction services segment; (ix) the nature, availability and projected profitability of potential investments available to the Company; (x) the Company's ability to accomplish its financing objectives in a timely and cost-effective manner in light of changing conditions in the capital markets,
(xi) the Company's ability to operate and integrate acquired businesses in accordance with its plans and (xii) the Company's ability to effectively execute its strategic plan.


                                      SEMCO ENERGY, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)
                           (In thousands, except per share amounts)



                                                     Three Months Ended    Twelve Months Ended
                                                         March 31,             March 31,
                                                    --------------------  --------------------
                                                      2001       2000       2001       2000
                                                    ---------  ---------  ---------  ---------
OPERATING REVENUES
  Gas sales. . . . . . . . . . . . . . . . . . . .  $122,024   $ 98,932   $296,404   $221,123
  Gas transportation . . . . . . . . . . . . . . .     8,058     11,498     27,343     27,238
  Engineering and Construction . . . . . . . . . .    18,151     16,584    109,372     73,286
  Other. . . . . . . . . . . . . . . . . . . . . .     3,694      3,288     11,099      9,537
                                                    ---------  ---------  ---------  ---------
                                                    $151,927   $130,302   $444,218   $331,184
                                                    ---------  ---------  ---------  ---------

OPERATING EXPENSES
  Cost of gas sold . . . . . . . . . . . . . . . .  $ 80,583   $ 60,535   $181,994   $132,325
  Operations and maintenance . . . . . . . . . . .    34,329     32,416    153,952    114,929
  Depreciation and amortization. . . . . . . . . .     9,098      7,982     34,589     23,752
  Property and other taxes . . . . . . . . . . . .     2,938      3,100      9,714      9,367
                                                    ---------  ---------  ---------  ---------
                                                    $126,948   $104,033   $380,249   $280,373
                                                    ---------  ---------  ---------  ---------

OPERATING INCOME . . . . . . . . . . . . . . . . .  $ 24,979   $ 26,269   $ 63,969   $ 50,811

OTHER INCOME (DEDUCTIONS)
  Interest expense . . . . . . . . . . . . . . . .  $ (8,009)  $ (8,696)  $(34,227)  $(25,376)
  Other. . . . . . . . . . . . . . . . . . . . . .       878      1,060      2,776      3,316
                                                    ---------  ---------  ---------  ---------
                                                    $ (7,131)  $ (7,636)  $(31,451)  $(22,060)
                                                    ---------  ---------  ---------  ---------
INCOME BEFORE INCOME TAXES AND
  DIVIDENDS ON TRUST PREFERRED SECURITIES. . . . .  $ 17,848   $ 18,633   $ 32,518   $ 28,751

INCOME TAXES . . . . . . . . . . . . . . . . . . .  $  6,642   $  6,639   $ 11,608   $  9,501
                                                    ---------  ---------  ---------  ---------

NET INCOME BEFORE DIVIDENDS ON TRUST
  PREFERRED SECURITIES . . . . . . . . . . . . . .  $ 11,206   $ 11,994   $ 20,910   $ 19,250

  Dividends on trust preferred securities, net of
  income taxes . . . . . . . . . . . . . . . . . .     2,150          -      7,155          -
                                                    ---------  ---------  ---------  ---------

NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS . . . . . . . . . . . . . . . . . .  $  9,056   $ 11,994   $ 13,755   $ 19,250
                                                    =========  =========  =========  =========

BASIC EARNINGS PER SHARE . . . . . . . . . . . . .  $   0.50   $   0.67   $   0.76   $   1.08
                                                    =========  =========  =========  =========

DILUTED EARNINGS PER SHARE . . . . . . . . . . . .  $   0.48   $   0.67   $   0.73   $   1.08
                                                    =========  =========  =========  =========

CASH DIVIDENDS PAID PER SHARE. . . . . . . . . . .  $  0.210   $  0.205   $  0.840   $  0.868
                                                    =========  =========  =========  =========

AVERAGE COMMON SHARES OUTSTANDING. . . . . . . . .    18,057     17,917     18,034     17,815
                                                    =========  =========  =========  =========


  The accompanying notes to the consolidated financial statements are an integral part of these statements.


                               SEMCO ENERGY, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                     ASSETS
                                 (In thousands)




                                                       March 31,  December 31,
                                                         2001         2000
                                                      ----------  -------------
                                                      (Unaudited)

CURRENT ASSETS
  Cash and temporary cash investments. . . . . . . .  $    6,592  $       1,221
  Receivables, less allowances of $1,653 and $1,436.      48,035         73,139
  Accrued revenue. . . . . . . . . . . . . . . . . .      23,587         32,212
  Prepaid expenses . . . . . . . . . . . . . . . . .      14,390         14,309
  Gas in underground storage . . . . . . . . . . . .       2,010          8,739
  Materials and supplies, at average cost. . . . . .       5,429          5,065
  Gas charges recoverable from customers . . . . . .       2,472          2,698
  Accumulated deferred income taxes. . . . . . . . .       4,036          6,994
  Other. . . . . . . . . . . . . . . . . . . . . . .       1,924            946
                                                      ----------  -------------
                                                      $  108,475  $     145,323

PROPERTY, PLANT AND EQUIPMENT
  Gas distribution . . . . . . . . . . . . . . . . .  $  593,419  $     585,628
  Diversified businesses . . . . . . . . . . . . . .      79,610         79,167
                                                      ----------  -------------
                                                         673,029        664,795
  Less - accumulated depreciation. . . . . . . . . .     162,921        154,769
                                                      ----------  -------------
                                                      $  510,108  $     510,026

DEFERRED CHARGES AND OTHER ASSETS
  Goodwill, less amortization of $10,268 and $9,117.  $  168,580  $     169,692
  Deferred retiree medical benefits. . . . . . . . .      10,565         10,790
  Unamortized debt expense . . . . . . . . . . . . .       6,815          6,966
  Other. . . . . . . . . . . . . . . . . . . . . . .      13,043          8,426
                                                      ----------  -------------
                                                      $  199,003  $     195,874
                                                      ----------  -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $  817,586  $     851,223
                                                      ==========  =============





  The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                   SEMCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                             LIABILITIES AND CAPITALIZATION
                                     (In thousands)




                                                               March 31,   December 31,
                                                                  2001         2000
                                                               ----------  -------------
                                                               (Unaudited)

CURRENT LIABILITIES
  Notes payable . . . . . . . . . . . . . . . . . . . . . . .  $  103,414  $     134,142
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .      27,651         32,300
  Customer advance payments . . . . . . . . . . . . . . . . .       8,345         13,068
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .       8,683          8,020
  Amounts payable to customers. . . . . . . . . . . . . . . .       1,919          3,097
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,448         10,774
                                                               ----------  -------------
                                                               $  167,460  $     201,401

DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes . . . . . . . . . . . . .  $   33,462  $      36,385
  Customer advances for construction. . . . . . . . . . . . .      12,681         14,444
  Unamortized investment tax credit . . . . . . . . . . . . .       1,646          1,713
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,556         14,504
                                                               ----------  -------------
                                                               $   62,345  $      67,046

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . .  $  307,720  $     307,930

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST
  PREFERRED SECURITIES OF SUBSIDIARIES HOLDING
  SOLELY DEBT SECURITIES OF SEMCO ENERGY, INC.. . . . . . . .  $  139,379  $     139,374

COMMON SHAREHOLDERS' EQUITY
  Common stock - $1 par value; 40,000,000 shares authorized;
    18,057,911 and 18,055,639 shares outstanding. . . . . . .  $   18,058  $      18,056
  Capital surplus . . . . . . . . . . . . . . . . . . . . . .     115,130        115,186
  Retained earnings . . . . . . . . . . . . . . . . . . . . .       7,494          2,230
                                                               ----------  -------------
                                                               $  140,682  $     135,472
                                                               ----------  -------------

TOTAL LIABILITIES AND CAPITALIZATION. . . . . . . . . . . . .  $  817,586  $     851,223
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


                                 SEMCO ENERGY, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                                Three Months Ended
                                                                    March 31,
                                                               --------------------
                                                                 2001       2000
                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .  $  9,056   $ 11,994
  Adjustments to reconcile net income to net
    cash from operating activities:
        Depreciation and amortization . . . . . . . . . . . .     9,098      7,982
        Changes in assets and liabilities, net of effects of
           acquisitions, divestitures and other changes as
           shown below: . . . . . . . . . . . . . . . . . . .    34,270     13,527
                                                               ---------  ---------
              NET CASH FROM OPERATING ACTIVITIES. . . . . . .  $ 52,424   $ 33,503
                                                               ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property additions - gas distribution . . . . . . . . . . .  $ (7,894)  $ (6,623)
  Property additions - diversified businesses and other . . .    (4,434)    (2,436)
  Proceeds from property sales, net of retirement costs . . .      (238)       285
                                                               ---------  ---------
              NET CASH FROM INVESTING ACTIVITIES. . . . . . .  $(12,566)  $ (8,774)
                                                               ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net of expenses . . . . . . . . .  $     33   $    218
  Net cash change in notes payable. . . . . . . . . . . . . .   (30,728)   (23,792)
  Payment of dividends. . . . . . . . . . . . . . . . . . . .    (3,792)    (3,672)
                                                               ---------  ---------
              NET CASH FROM FINANCING ACTIVITIES. . . . . . .  $(34,487)  $(27,246)
                                                               ---------  ---------

CASH AND TEMPORARY CASH INVESTMENTS
  Net increase (decrease) . . . . . . . . . . . . . . . . . .  $  5,371   $ (2,517)
  Beginning of period . . . . . . . . . . . . . . . . . . . .     1,221      6,086
                                                               ---------  ---------

  End of period . . . . . . . . . . . . . . . . . . . . . . .  $  6,592   $  3,569
                                                               =========  =========


  CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF
     ACQUISITIONS, DIVESTITURES AND OTHER CHANGES:
        Receivables, net. . . . . . . . . . . . . . . . . . .  $ 25,104   $ 25,673
        Accrued revenue . . . . . . . . . . . . . . . . . . .     8,626      9,447
        Materials, supplies and gas in underground storage. .     6,365      4,158
        Gas charges recoverable from customers. . . . . . . .       226         61
        Accounts payable. . . . . . . . . . . . . . . . . . .    (4,649)   (23,257)
        Customer advances and amounts payable to customers. .    (7,664)    (8,342)
        Accrued taxes . . . . . . . . . . . . . . . . . . . .     5,892      4,890
        Other . . . . . . . . . . . . . . . . . . . . . . . .       370        897
                                                               ---------  ---------
                                                               $ 34,270   $ 13,527
                                                               =========  =========


   The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)     SIGNIFICANT  ACCOUNTING  POLICIES

     Under the rules and regulations of the Securities and Exchange Commission for Form 10-Q Quarterly Reports, certain footnotes and other financial statement information normally included in the year-end financial statements of SEMCO Energy, Inc. and its subsidiaries (the "Company") have been condensed or omitted in the accompanying unaudited financial statements. These financial statements prepared by the Company should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information in the accompanying financial statements reflects, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the information shown, subject to year-end and other adjustments, as later information may require. Certain reclassifications have been made to the prior periods' financial statements to conform with the 2001 presentation.

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

     NEW ACCOUNTING STANDARD - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137 and SFAS No. 138, which were amendments to SFAS No. 133 (hereinafter collectively referred to as "SFAS 133"). SFAS 133 was effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial position as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
     Certain gas purchase contracts of the Company qualify under the provisions of SFAS 133 and require the recognition of the derivatives at their fair value in the Consolidated Statement of Financial Position as an asset or liability. Upon adoption of SFAS 133 on January 1, 2001, the Company recorded an asset and liability of $1.4 million. At March 31, 2001, the Company had an asset and liability of $.5 million recorded in its Consolidated Statement of Financial Position in accordance with SFAS 133.

     SUPPLEMENTAL CASH FLOW INFORMATION - Supplemental cash flow information for the three months ended March 31, 2001 and 2000 is summarized in the table below.


                                       Three Months Ended
                                            March 31,
                                       ------------------
                                        2001        2000
                                       ------      ------
                                         (in thousands)
CASH PAID DURING THE PERIOD FOR:
  Interest. . . . . . . . . . . . . .  $7,151      $7,810
  Income taxes, net of refunds. . . .  $    -      $2,357

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(2)     SHORT-TERM  BORROWINGS  AND  CAPITALIZATION

     SHORT-TERM BORROWINGS - The Company has $160 million of short-term lines of credit with banks, $140 million of which are committed facilities. At March 31, 2001, $57.8 million of the Company's credit facilities were unused.

     COMMON STOCK EQUITY - On April 17, 2001 the Company's Board of Directors declared a regular quarterly cash dividend of $0.21 per share on the Company's common stock. The dividend is payable on May 15, 2001 to shareholders of record at the close of business on May 4, 2001.
     In February 2001, the Company paid a quarterly cash dividend of $0.21 per share on its common stock. The total cash dividend was approximately $3.8 million of which $.7 million was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan ("DRIP"). The DRIP purchased Company common stock on the open market to meet the dividend reinvestment and stock purchase requirements of its participants. Also during the first quarter of 2001, the Company issued approximately 2,300 shares of its common stock to certain of the Company's employee benefit plans.


(3)     EARNINGS  PER  SHARE

     The computations of basic and diluted earnings per share for the three months and twelve months ended March 31, 2001 and 2000 are as follows (in thousands except per share amounts):


                                                          Three Months Ended   Twelve Months Ended
                                                              March 31,             March 31,
                                                          ------------------   -------------------
                                                           2001       2000      2001        2000
                                                          -------    -------   -------     -------
BASIC EARNINGS PER SHARE COMPUTATION:

  Net income . . . . . . . . . . . . . . . . . . . . . .  $ 9,056    $11,994   $13,755     $19,250

  Weighted average common shares outstanding . . . . . .   18,057     17,917    18,034      17,815

  Earnings Per Share-Basic . . . . . . . . . . . . . . .  $  0.50    $  0.67   $  0.76     $  1.08

DILUTED EARNINGS PER SHARE COMPUTATION:

  Net income . . . . . . . . . . . . . . . . . . . . . .  $ 9,056    $11,994   $13,755     $19,250
  Adjustment for effect of assumed conversions:
    Preferred convertible stock dividends. . . . . . . .        -          -         -           9
                                                          -------    -------   -------     -------
  Diluted net income . . . . . . . . . . . . . . . . . .  $ 9,056    $11,994   $13,755     $19,259
                                                          -------    -------   -------     -------

  Weighted average common shares outstanding . . . . . .   18,057     17,917    18,034      17,815
  Incremental shares from assumed conversions of:
    FELINE PRIDES. . . . . . . . . . . . . . . . . . . .      774          -       794           -
    Stock options. . . . . . . . . . . . . . . . . . . .       26          -        26           -
    Preferred convertible stock. . . . . . . . . . . . .        -          -         -          16
                                                          -------    -------   -------     -------
  Diluted weighted average common shares outstanding . .   18,857     17,917    18,854      17,831
                                                          -------    -------   -------     -------

  Earnings Per Share-Diluted . . . . . . . . . . . . . .  $  0.48    $  0.67   $  0.73     $  1.08

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(4)     BUSINESS  SEGMENTS

     Effective January 1, 2001, the Company began operating its engineering services and construction services business segments as one business segment, and started reporting its information technology services business as a reportable business segment. As a result of these changes, the Company is providing segment information for the following four business segments: (1) gas distribution; (2) engineering and construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". For information regarding the determination of reportable business segment, refer to Note 11 of the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K.
     The Company's gas distribution segment distributes and transports natural gas to approximately 264,000 customers in the state of Michigan and approximately 105,000 customers in the state of Alaska. The engineering and construction ("E & C") services segment currently conducts most of its business in the mid-western, southern and southeastern areas of the United States. The E & C segment's primary service is the installation of underground gas mains and service lines. Other services include the installation of underground water and cable facilities, engineering design services, quality assurance services, testing and certification, global positioning surveys and other related engineering and project management services. The information technology ("IT") service segment is headquartered in Michigan and provides IT infrastructure outsourcing services, application service provider ("ASP") services, Internet service provider ("ISP") services and other IT services with a focus on mid-range computers, particularly the AS-400 platform. The propane, pipelines and storage segment sells approximately 5 million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin and operates natural gas transmission, gathering and storage facilities in Michigan.
     The accounting policies of the operating segments are the same as those described in Notes 1 and 11 of the Notes to the Consolidated Financial
Statements in the Company's 2000 Annual Report on Form 10-K except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the Consolidated Financial Statements. Corporate and other includes corporate related expenses not allocated to segments, intercompany eliminations and results of other smaller operations.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)



                                     Three Months Ended   Twelve Months Ended
                                         March 31,             March 31,
                                    --------------------  --------------------
                                      2001       2000       2001       2000
                                    ---------  ---------  ---------  ---------
                                                  (in thousands)
OPERATING REVENUES
  Gas Distribution . . . . . . . .  $130,969   $111,688   $327,132   $251,539
  Engineering and Construction . .    20,079     20,103    125,862     85,456
  Information Technology Services.     2,210          -      7,394          -
  Propane, Pipelines and Storage .     2,749      2,061      7,637      6,400
  Corporate and Other (a). . . . .    (4,079)    (3,550)   (23,807)   (12,211)
                                    ---------  ---------  ---------  ---------
    Total Operating Revenues . . .  $151,927   $130,302   $444,218   $331,184
                                    =========  =========  =========  =========

OPERATING INCOME (LOSS)
  Gas Distribution . . . . . . . .  $ 27,959   $ 28,659   $ 62,176   $ 50,925
  Engineering and Construction . .    (2,760)    (2,207)     3,149        684
  Information Technology Services.       152          -        633          -
  Propane, Pipelines and Storage .       736        473      1,794      2,017
  Corporate and Other. . . . . . .    (1,108)      (656)    (3,783)    (2,815)
                                    ---------  ---------  ---------  ---------
    Total Operating Income . . . .  $ 24,979   $ 26,269   $ 63,969   $ 50,811
                                    =========  =========  =========  =========

(a) Includes the elimination of intercompany engineering and construction services revenue of $1,928,000 and $16,490,000 for the three and twelve months ended March 31, 2001, respectively, and $3,519,000 and $12,171,000 for the three and twelve months ended March 31, 2000, respectively.
     Also includes the elimination of intercompany information technology services revenue of $2,110,000 and $7,142,000 for the three and twelve months ended March 31, 2001, respectively.


(5)     COMMITMENTS  AND  CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS  OF  OPERATIONS

     SEMCO Energy, Inc. and its subsidiaries (the "Company") had net income of $9.1 million (or $0.48 per share) for the quarter ended March 31, 2001 compared to net income of $12.0 million (or $0.67 per share) for the quarter ended March 31, 2000. All references to earnings per share in the Management's Discussion and Analysis are on a diluted basis. For information related to the calculation of diluted earnings per share, refer the Note 3 of the Notes to the Consolidated Financial Statements. On a weather-normalized basis, the net income for the three months ended March 31, 2001 would have been approximately $11.3 million (or $0.60 per share) compared to net income of approximately $14.7 million (or $0.82 per share) for the same period of the prior year.
     Net income for the twelve months ended March 31, 2001 was $13.8 million (or $0.73 per share) compared to $19.3 million (or $1.08 per share) for the twelve months ended March 31, 2000. On a weather-normalized basis, net income would have been approximately $17.3 million (or $0.91 per share) for the twelve months ended March 31, 2001, compared to approximately $25.0 million (or $1.40 per share) for the same period ended March 31, 2000. The results for the twelve months ended March 31, 2000 are not truly comparable since ENSTAR's results included in this earlier period reflect only the heating season from November 1, 1999, the date ENSTAR was acquired, through March 2000.
     The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual results of operations is earned during the first and fourth quarters of the year. The acquisition of ENSTAR in November of 1999 significantly expanded the Company's gas distribution business and, as a result, has made this seasonal cycle even more pronounced by contributing additional earnings during the first and fourth quarters and additional losses during the second and third quarters of the year. In addition, the Company's engineering and construction services business segment is also seasonal in nature and makes most of its income during the summer and fall months and incurs losses during the winter and spring months. Therefore, the Company's results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of results for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


RESULTS  OF  OPERATIONS  (CONTINUED)


                                           Three Months Ended   Twelve Months Ended
                                               March 31,             March 31,
                                          --------------------  --------------------
                                            2001       2000       2001       2000
                                          ---------  ---------  ---------  ---------
                                           (in thousands, except per share amounts)
Operating revenues . . . . . . . . . . .  $151,927   $130,302   $444,218   $331,184
  Operating expenses . . . . . . . . . .   126,948    104,033    380,249    280,373
                                          ---------  ---------  ---------  ---------
Operating income . . . . . . . . . . . .  $ 24,979   $ 26,269   $ 63,969   $ 50,811
  Other income and (deductions). . . . .    (7,131)    (7,636)   (31,451)   (22,060)
  Income taxes . . . . . . . . . . . . .    (6,642)    (6,639)   (11,608)    (9,501)
                                          ---------  ---------  ---------  ---------
Net income before dividends on
  trust preferred securities . . . . . .  $ 11,206   $ 11,994   $ 20,910   $ 19,250
  Dividends on trust preferred
    securities, net of income tax. . . .     2,150          -      7,155          -
                                          ---------  ---------  ---------  ---------
Net income available to common
  shareholders . . . . . . . . . . . . .  $  9,056   $ 11,994   $ 13,755   $ 19,250
Earnings per share ("EPS"):
  Basic. . . . . . . . . . . . . . . . .  $   0.50   $   0.67   $   0.76   $   1.08
  Diluted. . . . . . . . . . . . . . . .  $   0.48   $   0.67   $   0.73   $   1.08

Average common shares outstanding. . . .    18,057     17,917     18,034     17,815

Impact on net income of colder (warmer)
  than normal weather. . . . . . . . . .  $ (2,232)  $ (2,732)  $ (3,495)  $ (5,705)

Weather-normalized net income. . . . . .  $ 11,288   $ 14,726   $ 17,250   $ 24,955
Weather-normalized EPS:
  Basic. . . . . . . . . . . . . . . . .  $   0.63   $   0.82   $   0.96   $   1.40
  Diluted. . . . . . . . . . . . . . . .  $   0.60   $   0.82   $   0.91   $   1.40

     The Company operates four reportable business segments: (1) gas distribution; (2) engineering and construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". Refer to Note 4 of the Notes to the Consolidated Financial Statements for further information regarding business segments and a summary of operating revenues and operating income by business segment.
     The business segment analyses and other discussions on the next several pages provide additional information regarding variations in operating results when comparing the three and twelve month periods ended March 31, 2001 to the same periods of the prior year. The Company evaluates the performance of its business segments based on the operating income generated. Operating income does not include income taxes, interest expense, extraordinary items, changes in accounting methods or other non-operating income and expense items. A review of the non-operating items follows the business segment discussions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION

     The Company's gas distribution business segment consists of operations in Michigan and Alaska. ENSTAR, the Alaska-based operation, was acquired on November 1, 1999. The acquisition of ENSTAR was accounted for as a purchase and, therefore, the consolidated financial statements and the table below include the results of ENSTAR's operations since November 1, 1999. The Michigan gas distribution operation and ENSTAR are referred to together as the "Gas Distribution Business".
     Operating income for the Gas Distribution Business was $28.0 million for the quarter ended March 31, 2001, compared to $28.7 million for the quarter ended March 31, 2000. On a weather-normalized basis, the operating income of the Gas Distribution Business would have been approximately $31.7 million for the first quarter of 2001 compared to approximately $33.0 million for the same period of the prior year.


                                        Three Months Ended   Twelve Months Ended
                                            March 31,             March 31,
                                       --------------------  --------------------
                                         2001       2000       2001       2000
                                       ---------  ---------  ---------  ---------
                                                  (dollars in thousands)
Gas sales revenues. . . . . . . . . .  $ 122,024  $  98,932  $ 296,405  $ 221,124
Cost of gas sold. . . . . . . . . . .     80,583     60,535    181,994    132,325
                                       ---------  ---------  ---------  ---------

  Gas sales margin. . . . . . . . . .  $  41,441  $  38,397  $ 114,411  $  88,799
Gas transportation revenue. . . . . .      8,058     11,498     27,343     27,237
Other operating revenue . . . . . . .        887      1,258      3,384      3,178
                                       ---------  ---------  ---------  ---------

  Gross margin. . . . . . . . . . . .  $  50,386  $  51,153  $ 145,138  $ 119,214
Operating expenses. . . . . . . . . .     22,427     22,494     82,962     68,289
                                       ---------  ---------  ---------  ---------

Operating income. . . . . . . . . . .  $  27,959  $  28,659  $  62,176  $  50,925
                                       =========  =========  =========  =========

Weather-normalized operating income .  $  31,639  $  32,959  $  68,046  $  59,575
                                       =========  =========  =========  =========

Volumes of gas sold (MMcf). . . . . .     26,955     23,248     64,760     46,618
Volumes of gas transported (MMcf) . .     12,572     16,010     45,268     39,134
Number of customers at end of period.    369,110    359,913    369,110    359,913
Degree Days . . . . . . . . . . . . .      3,215      3,140      7,370      6,551
Percent colder (warmer) than normal .     (7.3)%    (10.6)%     (4.2)%    (10.7)%

     The  amounts  in  the  above  table  include  intercompany  transactions.

     GAS SALES MARGIN - During the first quarter of 2001, gas sales margin increased by $3.0 million when compared to the first quarter of 2000. The increase is due primarily to an increase in gas sales as a result of colder weather compared to the first quarter of 2000, the addition of new customers and customers switching from the Company's aggregated transportation services ("ATS") program back to general gas sales service, offset partially by higher gas costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     Weather during the first quarter of 2001 was 7.3% warmer than normal in Michigan and Alaska combined, while the weather during the first quarter of 2000 was 10.6% warmer than normal. Under normal weather conditions, gas sales margin for the quarter ended March 31, 2001 would have been higher by approximately $3.7 million and for the quarter ended March 31, 2000 would have been higher by approximately $4.3 million.
     The ATS program, which was effective April 1, 1998, provides all Michigan commercial and industrial customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees. Distribution and customer fees associated with customers who switch to third-party gas suppliers are recorded in gas transportation revenue rather than gas sales revenue, because the Company acts as a transporter for those customers. During 2000 and 2001, certain ATS customers switched back to the Company's general gas sales service because the third-party suppliers they were utilizing stopped participating in the ATS program, primarily due to a significant increase in the market price of natural gas.
     Gas sales margin for the twelve months ended March 31, 2001 increased by $25.6 million, when compared to the twelve months ended March 31, 2000. A full twelve months of operations from ENSTAR, which was acquired on November 1, 1999, accounted for approximately $13.0 million of the increase in gas sales margin. The remainder of the increase is attributable to the Michigan gas distribution operation, and is due primarily to an increase in gas sales as a result of colder weather compared to the twelve months ended March 31, 2000, the addition of new customers, and customers switching from the Company's ATS program back to general gas sales service.
     Weather during the twelve months ended March 31, 2001 was 4.2% warmer than normal in Michigan and Alaska combined, while the weather during the twelve months ended March 31, 2000 was 10.7% warmer than normal. Under normal weather conditions, gas sales margin for the twelve months ended March 31, 2001 and 2000 would have been higher by approximately $5.9 million and $8.6 million, respectively.

     GAS TRANSPORTATION REVENUE - For the three months ended March 31, 2001, gas transportation revenue decreased by $3.4 million when compared to the same period ended March 31, 2000. The primary cause of the decrease was switching by customers from the ATS program back to the Company's general gas sales service and a decrease in standard transportation revenue.
     Transportation revenue for the twelve months ended March 31, 2001 increased by $.1 million when compared to the same period ended March 31, 2000. A full twelve months of transportation revenue from ENSTAR represents an increase of $6.5 million. The increase generated by ENSTAR was partially offset by the impact of ATS customers switching from the ATS program back to general gas sales service during the period. As discussed above, under the ATS program, the Company charges ATS customers the same distribution fees and customer fees that are charged to general gas sales service customers.

     OTHER OPERATING REVENUE - During the first quarter of 2001, other operating revenue decreased by $.4 million when compared to the first quarter of 2000.
The decrease was due to lower service fees, primarily associated with ATS customers switching back to the Company's general gas sales service. Other operating revenues for the twelve months ended March 31, 2001 were $3.4 million compared to $3.2 million for the twelve months ended March 31, 2000. The $.2 million increase was due primarily to a bonus received for completing on schedule the installation of a large diameter transmission pipeline for a customer, offset partially by a decrease in fees associated with the ATS program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     OPERATING EXPENSES - The operating expenses of the Gas Distribution Business for the three months ended March 31, 2001 were $22.4 million, which is essentially unchanged from the same period of 2000. However, there were two offsetting variances in expenses. Depreciation and amortization expense increased by approximately $.4 million due primarily to additional property, plant and equipment placed in service but was offset by a decrease in property tax expense. The decrease in property taxes was due to new property valuation tables approved by the State of Michigan.
     Operating expenses for the twelve months ended March 31, 2001 increased by $14.7 million when compared to the twelve months ended March 31, 2000. A full twelve months of operations at ENSTAR accounts for $17.1 million of increased operating expenses. The offsetting decrease of $2.4 million relates to the Michigan gas distribution operation and includes a number of offsetting increases and decreases in expenses.
     The decreases in expenses at the Michigan operation, when comparing the twelve-month periods, included a reduction in general operating expenses of approximately $1.2 million due primarily to lower employee-related expenses such as employee incentive compensation, pension and retiree medical expenses. Pension and retiree medical expenses decreased due to better than expected historical experience, changes in actuarial assumptions between periods and a settlement credit related to an early retirement program offered to employees in 2000. The decrease was also due in part to property and other business taxes, which were lower by $2.5 million for the twelve months ended March 31, 2001, when compared to the twelve months ended March 31 2000. Property taxes were lower due to new property valuation tables discussed previously and a $2.1 million reduction in property taxes recorded in 2000 based on pending appeals of prior years' personal property tax assessments. The decrease in property taxes, when comparing the twelve-month periods, was offset partially by a $1.3 million reduction in property taxes recorded in 1999 based on the prior year tax appeals.
     The above decreases in expenses, when comparing the twelve-month periods, were offset by an increase of approximately $1.3 million in depreciation and amortization expense. The increase was due primarily to additional property, plant and equipment placed in service.

     REGULATORY MATTERS - During 2000, the Company filed certain revenue requirement and cost of service information with the Regulatory Commission of Alaska ("RCA") as required by the October 1999 order approving the transfer of ownership of ENSTAR. In November 2000, the RCA issued an order requesting additional information in order to ensure that ENSTAR's rates are just and reasonable. The order also appointed a hearing examiner and established certain procedures. The order indicated that, if changes in ENSTAR's existing rates are required, such changes would be applied on a prospective basis. On March 5, 2001, the RCA issued an additional order granting ENSTAR's motion to use a 2000 test year, accepting a proposed procedural schedule, and finding that, because the proceeding was taking longer than expected, ENSTAR should show cause why its current rates should not be made interim and refundable effective April 6, 2001. The hearing on this issue of the interim and refundable rates was held on April 4, and a decision has not yet been issued. The Company's position is that the RCA's power to declare a utility's rates interim and refundable is limited to a specified portion of those rates and that the evidence presented in the hearing indicates that ENSTAR's rates are just and reasonable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


ENGINEERING  AND  CONSTRUCTION

The Company's engineering and construction ("E & C") business is seasonal. As a result, it generally incurs operating losses during the winter and spring months when underground construction and related services are inhibited by weather, and generates the majority of its operating income during the summer and fall months. In addition, as this business expands, the seasonal operating losses and profits typically become proportionally larger.


                                   Three Months Ended  Twelve Months Ended
                                        March 31,           March 31,
                                   ------------------  -------------------
                                     2001      2000      2001       2000
                                   --------  --------  --------    -------
                                               (in thousands)
Operating revenues. . . . . . . .  $20,079   $20,103   $125,862    $85,456
Operating expenses. . . . . . . .   22,839    22,310    122,713     84,772
                                   --------  --------  --------    -------
Operating income (loss) . . . . .  $(2,760)  $(2,207)  $  3,149    $   684
                                   ========  ========  ========    =======

Feet of pipe and cable installed.      930       997      7,895      6,508
Billed engineering hours. . . . .       32        94        230        356


     The  amounts  in  the  above  table  include  intercompany  transactions.

     OPERATING REVENUES - The operating revenues of the E & C Business for the first quarter of 2001 were essentially unchanged at $20.1 million when compared to the first quarter of 2000. Operating revenues for the twelve months ended March 31, 2001 were $125.9 million, an increase of $40.4 million (or 47%) over the same period ended March 31, 2000. The increase is due primarily to the timing of business acquisitions and an increase in construction projects. Several E & C business acquisitions were made during or after the twelve months ended March 31, 2000. Refer to Note 3 of the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K for the acquisition dates of all E & C businesses acquired during the past three years.

     OPERATING INCOME - The E & C Business had a seasonal operating loss of $2.8 million for the first quarter of 2001 compared to a loss of $2.2 million for the first quarter of 2000. The increased operating loss for the first quarter of 2001 was due in part to increased project costs as a result of more restrictive deep-ground frost conditions in certain regions of the midwest and other events. In addition, operating income for the first quarter of 2000 included profits from two large telecommunication projects.
     Operating income for the twelve months ended March 31, 2001 was $3.1 million, compared to $.7 million for the twelve months ended March 31, 2000. The increase is due primarily to the operating income of the businesses acquired during or after the twelve months ended March 31, 2000 and the items discussed above, which affected results for the three-month periods. Operating income during the twelve months ended March 31, 2001 was also impacted by higher fuel costs and a decrease in engineering and pipeline inspection projects.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


INFORMATION  TECHNOLOGY  SERVICES

This is the first quarter that the Company is reporting its information technology ("IT") services business as a separate business segment. This business, under the Aretech Information Services name, began operations in May of 2000 and provides IT infrastructure outsourcing services, ASP services and other IT services with a focus on mid-range computers, particularly the AS-400 platform. Aretech is also an internet service provider ("ISP") and currently has approximately 1,200 ISP customers.


                         Three Months Ended  Twelve Months Ended
                              March 31,           March 31,
                         ------------------  -------------------
                          2001        2000    2001         2000
                         ------       -----  ------        -----
                                      (in thousands)
Operating revenues. . .  $2,210       $   -  $7,394        $   -
Operating expenses. . .   2,058           -   6,761            -
                         ------       -----  ------        -----
Operating income. . . .  $  152       $   -  $  633        $   -
                         ======       =====  ======        =====

     The  amounts  in  the  above  table  include  intercompany  transactions.

     OPERATING REVENUES AND INCOME - Operating revenues for the IT services business for the three and twelve months ended March 31, 2001 were $2.2 million and $7.4 million, respectively. Operating income for the same periods was $.2 million and $.6 million, respectively.


PROPANE,  PIPELINES  AND  STORAGE


                         Three Months Ended  Twelve Months Ended
                              March 31,       March 31,
                         ------------------  -------------------
                          2001        2000    2001         2000
                         ------      ------  ------       ------
                                     (in thousands)
Operating revenues. . .  $2,749      $2,061  $7,637       $6,400
Operating expenses. . .   2,013       1,588   5,843        4,383
                         ------      ------  ------       ------
Operating income. . . .  $  736      $  473  $1,794       $2,017
                         ======      ======  ======       ======


     OPERATING REVENUES - The operating revenues of the Company's propane, pipelines and storage business for the three and twelve months ended March 31, 2001 were $2.7 million and $7.6 million, respectively, compared to $2.1 million and $6.4 million, respectively, for the same periods ended March 31, 2000. The increases during the periods were due primarily to higher propane distribution revenues. However, during the twelve months ended March 31, 2001, the increase in propane revenues was offset partially by slightly lower pipeline revenues. The increase in propane revenues was due to an increase in the market price of propane. Pipeline revenues were down due primarily to the absence of revenues from a pipeline that was sold in mid-1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


PROPANE,  PIPELINES  AND  STORAGE  (CONTINUED)

     OPERATING INCOME - The operating income from the propane, pipelines and storage business for the three months ended March 31, 2001, when compared to the same period of 2000, increased by $.3 million due primarily to better propane margins and lower administrative expenses. Operating income for the twelve months ended March 31, 2001 decreased by $.2 million, when compared to the same period ended March 31, 2000. The decrease was caused primarily by the absence of operating income from a pipeline that was sold in mid-1999, offset partially by better propane margins.


OTHER  INCOME  AND  DEDUCTIONS


                                       Three Months Ended  Twelve Months Ended
                                            March 31,           March 31,
                                       ------------------  --------------------
                                         2001      2000      2001       2000
                                       --------  --------  ---------  ---------
                                                    (in thousands)
Interest expense. . . . . . . . . . .  $(8,009)  $(8,696)  $(34,227)  $(25,376)
Other income. . . . . . . . . . . . .      878     1,060      2,776      3,316
                                       --------  --------  ---------  ---------

  Total other income (deductions) . .  $(7,131)  $(7,636)  $(31,451)  $(22,060)
                                       ========  ========  =========  =========


     INTEREST EXPENSE - Interest expense for the twelve months ended March 31, 2001, when compared to the same period ended March 31, 2000, increased by $8.9 million. The increase is due primarily to increases in debt levels to finance the Company's capital expenditure and business acquisition programs and for general corporate purposes. The most significant increase in debt levels occurred on November 1, 1999, when the Company incurred $290 million of additional short-term debt to finance the acquisition of ENSTAR ("bridge loan"). The bridge loan was repaid during the second and third quarters of 2000 with the proceeds of several securities offerings and borrowings from the Company's bank lines of credit. Interest expense for the twelve months ended March 31, 2000 also includes $2.1 million of income recognized on interest rate swaps terminated during the first quarter of 2000. Refer to Notes 5 and 6 of the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K for further information regarding bridge loan and securities offerings.
     Interest expense for the three months ended March 31, 2001 decreased by $.7 million when compared to the same quarter ended March 31, 2000. The bridge loan discussed above was outstanding during the first quarter of 2000, while during the first quarter of 2001, the Company had long-term debt and trust preferred securities outstanding. As a result, interest expense is down primarily because the dividends on the trust preferred securities are reported separately from interest expense. Interest expense for the first quarter of 2000 also included $2.1 million of non-recurring income recognized on terminated interest rate swaps.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


OTHER  INCOME  AND  DEDUCTIONS  (CONTINUED)

     OTHER INCOME - Other income for the three months and twelve months ended March 31, 2001 decreased by $.2 million and $.5 million respectively, when compared to the same periods ended March 31, 2000. The decrease during the first quarter of 2001 was due primarily to non-recurring income during the first quarter of 2000 from an investment in a gas storage partnership. The decrease during the twelve months ended March 31, 2001, when compared to the same period of 2000, was due to lower allowances for funds used during construction
("AFUDC") and the non-recurring income in the first quarter of 2000 discussed above.


INCOME  TAXES

     Income taxes were $6.6 million for both the first quarter of 2000 and the first quarter of 2001. Income taxes for the twelve months ended March 31, 2001 increased by approximately $2.1 million when compared to the same period ended March 31, 2000. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes and dividends on trust preferred securities and any adjustments necessary for compliance with tax laws and regulations.


DIVIDENDS  ON  TRUST  PREFERRED  SECURITIES,  NET  OF  INCOME  TAX

     The Company issued trust preferred securities and FELINE PRIDES during the second quarter of 2000. These securities are described in Note 5 of the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K. Dividends on these securities, net of income tax, for the three months and twelve months ended March 31, 2001 were approximately $2.2 million and $7.2 million, respectively.


LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH FLOWS FROM INVESTING - The following table identifies capital investments for the three months ended March 31, 2001 and 2000:


                                                          Three Months Ended
                                                                March 31,
                                                          ------------------
                                                           2001        2000
                                                          -------     ------
                                                             (in thousands)
Capital investments:
  Property additions - gas distribution. . . . . . . . .  $ 7,894     $6,623
  Property additions - diversified businesses and other.    4,434      2,436
                                                          -------     ------
                                                          $12,328     $9,059
                                                          =======     ======


     The Company has spent approximately $12.3 million on property additions during the first three months of 2001 and anticipates spending approximately $33 million on property additions during the remainder of 2001. The Company may also incur expenditures for business acquisitions during the remainder of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

     CASH FLOWS FROM OPERATIONS - Net cash from operating activities for the three months ended March 31, 2001, when compared to the same period of the prior year, increased by $18.9 million. The change in operating cash flows is influenced significantly by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments.

     CASH FLOWS FROM FINANCING - Net cash used for financing activities during the three months ended March 31, 2001 increased by $7.2 million when compared to the same period ended March 31, 2000.


                                                    Three Months Ended
                                                        March 31,
                                                   --------------------
                                                     2001       2000
                                                   ---------  ---------
                                                      (in thousands)
Cash provided by (used in) financing activities:
  Issuance of common stock. . . . . . . . . . . .  $     33   $    218
  Net cash change in notes payable. . . . . . . .   (30,728)   (23,792)
  Payment of dividends. . . . . . . . . . . . . .    (3,792)    (3,672)
                                                   ---------  ---------
                                                   $(34,487)  $(27,246)
                                                   =========  =========


     In April 2001 the Company's Board of Directors declared a regular quarterly cash dividend of $0.21 per share on the Company's common stock. The dividend is payable on May 15, 2001 to shareholders of record at the close of business on May 4, 2001.

     FUTURE FINANCING - In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of short-term lines of credit. When appropriate, the Company will refinance its short-term lines with long-term debt, common stock or other long-term financing instruments. The Company has short-term credit facilities of $160 million, $140 million of which are committed facilities. $57.8 million of these short-term credit facilities were unused at March 31, 2001.
     In March 2000, a registration statement on Form S-3 ("registration statement") filed by the Company and SEMCO Capital Trust I, SEMCO Capital Trust II and SEMCO Capital Trust III ("Capital Trusts") with the Securities and Exchange Commission became effective. At March 31, 2001, there was $224 million of available financing remaining under the Company's registration statement.
     The Company may acquire additional businesses during the remainder of 2001. If business acquisitions are made, the Company will likely raise the required capital through a combination of utilizing short-term lines of credit and issuing long-term debt or equity.
     The Company's ratio of earnings to fixed charges was 1.48 for the twelve months ended March 31, 2001. If you assume that common stock of the Company was issued in place of the FELINE PRIDES, the ratio of earnings to fixed charges would have been 1.75.

                           PART II - OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.

          None.


ITEM  2.  CHANGES  IN  SECURITIES.

          During the first quarter of 2001, the Company issued an aggregate of 2,272 shares of unregistered common stock to the members of its Board of Directors in exchange for services rendered, valued at $33,100.
          The preceding transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES.

          Not  applicable.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITYHOLDERS.

          Not  applicable.


ITEM  5.  OTHER  INFORMATION.

          Not  applicable.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  List  of  Exhibits  -  (See  page  23  for  the  Exhibit  Index.)

           3(ii)     Bylaws--last  revised  April  25,  2001.
          12         Ratio  of  Earnings  to  Fixed  Charges.

     (b)  Reports  on  Form  8-K.

          No  reports  on  Form 8-K were filed during the first quarter of 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEMCO  ENERGY,  INC.
                                                (Registrant)


Dated:  May  15,  2001
                                        By:  /s/Sebastian  Coppola
                                           -------------------------------------
                                           Sebastian  Coppola
                                           Senior  Vice  President and Principal
                                           Financial  Officer

                                  EXHIBIT INDEX
                                    Form 10-Q
                               First Quarter 2001


 Exhibit
   No.       Description                                   Filed  Herewith
--------     -----------                                   ---------------
   3(ii)     Bylaws--last  revised  April  25,  2001.             x
  12         Ratio  of  Earnings  to  Fixed  Charges.             x
