Form 10-Q
period 2001-06-30
SEMCO ENERGY INC
filed 2001-08-14
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark  One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2001

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

        28470  13 MILE ROAD, SUITE 300, FARMINGTON HILLS, MICHIGAN 48334
                    (Address of principal executive offices)

                                  248-702-6000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for  the  past  90  days.  Yes  [X]   No  [   ]

The number of outstanding shares of the Registrant's common stock as of July 31, 2001: 18,077,798

                               INDEX TO FORM 10-Q
                               ------------------

                         For Quarter Ended June 30, 2001





                                                                                      Page
                                                                                     Number
                                                                                     ------
COVER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2

INFORMATION  REGARDING  FORWARD-LOOKING  STATEMENTS. . . . . . . . . . . . . . . .      2

PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .      3
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . .. . . . . . . . . . .     12

PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .     23
  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . .     23
  Item 3.  Default upon Senior Securities. . . . . . . . . . . . . . . . . . . . .     23
  Item 4.  Submission of Matters to a Vote of Securityholders  . . . . . . . . . .     23
  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .     23
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .     23

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25


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


                                                SEMCO ENERGY, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)
                                     (In thousands, except per share amounts)



                                                    Three Months Ended    Six Months Ended    Twelve Months Ended
                                                         June 30,             June 30,              June 30,
                                                    ------------------  --------------------  --------------------
                                                      2001      2000      2001       2000       2001       2000
                                                    --------  --------  ---------  ---------  ---------  ---------
OPERATING REVENUES
  Gas sales. . . . . . . . . . . . . . . . . . . .  $48,245   $42,961   $170,269   $141,893   $301,688   $231,759
  Gas transportation . . . . . . . . . . . . . . .    5,344     6,294     13,402     17,791     26,393     29,899
  Engineering and Construction . . . . . . . . . .   33,032    25,109     51,184     41,692    117,297     85,147
  Other. . . . . . . . . . . . . . . . . . . . . .    2,394     2,114      6,088      5,404     11,377      9,629
                                                    --------  --------  ---------  ---------  ---------  ---------
                                                     89,015    76,478    240,943    206,780    456,755    356,434
                                                    --------  --------  ---------  ---------  ---------  ---------

OPERATING EXPENSES
  Cost of gas sold . . . . . . . . . . . . . . . .   28,043    22,555    108,627     83,090    187,482    135,470
  Operations and maintenance . . . . . . . . . . .   44,022    38,103     78,351     70,520    159,871    130,288
  Depreciation and amortization. . . . . . . . . .    9,080     8,219     18,178     16,201     35,449     27,510
  Property and other taxes . . . . . . . . . . . .    2,829     2,928      5,766      6,027      9,616     11,149
                                                    --------  --------  ---------  ---------  ---------  ---------
                                                     83,974    71,805    210,922    175,838    392,418    304,417
                                                    --------  --------  ---------  ---------  ---------  ---------

OPERATING INCOME . . . . . . . . . . . . . . . . .    5,041     4,673     30,021     30,942     64,337     52,017

OTHER INCOME (DEDUCTIONS)
  Interest expense . . . . . . . . . . . . . . . .   (7,742)   (9,405)   (15,752)   (18,101)   (32,564)   (31,006)
  Other. . . . . . . . . . . . . . . . . . . . . .      834       608      1,712      1,668      3,003      3,349
                                                    --------  --------  ---------  ---------  ---------  ---------
                                                     (6,908)   (8,797)   (14,040)   (16,433)   (29,561)   (27,657)
                                                    --------  --------  ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES
  AND DIVIDENDS ON TRUST
  PREFERRED SECURITIES . . . . . . . . . . . . . .   (1,867)   (4,124)    15,981     14,509     34,776     24,360

INCOME TAX PROVISION (CREDIT). . . . . . . . . . .     (678)   (1,807)     5,964      4,832     12,737      7,549
                                                    --------  --------  ---------  ---------  ---------  ---------

NET INCOME (LOSS) BEFORE DIVIDENDS
  ON TRUST PREFERRED SECURITIES. . . . . . . . . .   (1,189)   (2,317)    10,017      9,677     22,039     16,811

  Dividends on trust preferred securities, net of
  income taxes . . . . . . . . . . . . . . . . . .    2,150       757      4,300        757      8,548        757
                                                    --------  --------  ---------  ---------  ---------  ---------

NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS. . . . . . . . . . . . . . .  $(3,339)  $(3,074)  $  5,717   $  8,920   $ 13,491   $ 16,054
                                                    ========  ========  =========  =========  =========  =========

BASIC EARNINGS (LOSS) PER SHARE. . . . . . . . . .  $ (0.18)  $ (0.17)  $   0.32   $   0.50   $   0.75   $   0.90
                                                    ========  ========  =========  =========  =========  =========

DILUTED EARNINGS (LOSS) PER SHARE. . . . . . . . .  $ (0.18)  $ (0.17)  $   0.30   $   0.50   $   0.71   $   0.90
                                                    ========  ========  =========  =========  =========  =========

CASH DIVIDENDS PAID PER SHARE. . . . . . . . . . .  $ 0.210   $ 0.210   $  0.420   $  0.415   $  0.840   $  0.824
                                                    ========  ========  =========  =========  =========  =========

AVERAGE COMMON SHARES OUTSTANDING. . . . . . . . .   18,062    17,992     18,060     17,954     18,051     17,887
                                                    ========  ========  =========  =========  =========  =========


     The accompanying notes to the consolidated financial statements are an integral part of these statements.


                               SEMCO ENERGY, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                     ASSETS
                                 (In thousands)



                                                         June 30,    December 31,
                                                           2001          2000
                                                         --------    ------------
                                                        (Unaudited)
CURRENT ASSETS
  Cash and temporary cash investments . . . . . . . . .  $  7,655      $  1,221
  Receivables, less allowances of $1,645 and $1,436 . .    49,136        73,139
  Accrued revenue . . . . . . . . . . . . . . . . . . .    12,721        32,212
  Prepaid expenses. . . . . . . . . . . . . . . . . . .    13,640        14,309
  Gas in underground storage. . . . . . . . . . . . . .     8,715         8,739
  Materials and supplies, at average cost . . . . . . .     6,006         5,065
  Gas charges recoverable from customers. . . . . . . .     2,310         2,698
  Accumulated deferred income taxes . . . . . . . . . .     4,143         6,994
  Other . . . . . . . . . . . . . . . . . . . . . . . .     2,754           946
                                                         --------      --------
                                                          107,080       145,323

PROPERTY, PLANT AND EQUIPMENT
  Gas distribution. . . . . . . . . . . . . . . . . . .   603,144       585,628
  Diversified businesses. . . . . . . . . . . . . . . .    85,017        79,167
                                                         --------      --------
                                                          688,161       664,795
  Less - accumulated depreciation . . . . . . . . . . .   170,834       154,769
                                                         --------      --------
                                                          517,327       510,026

DEFERRED CHARGES AND OTHER ASSETS
  Goodwill, less amortization of $11,427 and $9,117 . .   167,421       169,692
  Deferred retiree medical benefits . . . . . . . . . .    10,337        10,790
  Unamortized debt expense. . . . . . . . . . . . . . .     8,127         6,966
  Other . . . . . . . . . . . . . . . . . . . . . . . .    12,846         8,426
                                                         --------      --------
                                                          198,731       195,874
                                                         --------      --------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $823,138      $851,223
                                                         ========      ========


The accompanying notes to the consolidated financial statements are an integral part of these statements.


                               SEMCO ENERGY, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                         LIABILITIES AND CAPITALIZATION
                                 (In thousands)



                                                                  June 30,    December 31,
                                                                    2001          2000
                                                                  --------    ------------
                                                                 (Unaudited)
CURRENT LIABILITIES
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .  $ 71,351      $134,142
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    24,308        32,300
  Customer advance payments. . . . . . . . . . . . . . . . . . .     8,259        13,068
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . .     7,789         8,020
  Amounts payable to customers . . . . . . . . . . . . . . . . .     1,295         3,097
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,525        10,774
                                                                  --------      --------
                                                                   122,527       201,401

DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes. . . . . . . . . . . . . . .    33,506        36,385
  Customer advances for construction . . . . . . . . . . . . . .    12,936        14,444
  Unamortized investment tax credit. . . . . . . . . . . . . . .     1,579         1,713
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,764        14,504
                                                                  --------      --------
                                                                    60,785        67,046

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . .   367,500       307,930

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST
  PREFERRED SECURITIES OF SUBSIDIARIES HOLDING
  SOLELY DEBT SECURITIES OF SEMCO ENERGY, INC. . . . . . . . . .   139,393       139,374

COMMON SHAREHOLDERS' EQUITY
  Common stock - $1 par value; 40,000,000 shares authorized;
    18,067,945 and 18,055,639 shares outstanding . . . . . . . .    18,068        18,056
  Capital surplus. . . . . . . . . . . . . . . . . . . . . . . .   114,502       115,186
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .       363         2,230
                                                                  --------      --------
                                                                   132,933       135,472
                                                                  --------      --------

TOTAL LIABILITIES AND CAPITALIZATION . . . . . . . . . . . . . .  $823,138      $851,223
                                                                  ========      ========



The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                             SEMCO ENERGY, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                               (in thousands)

                                                                Three Months Ended      Six Months Ended
                                                                     June 30,               June 30,
                                                               ---------------------  ---------------------
                                                                 2001        2000       2001        2000
                                                               ---------  ----------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $ (3,339)  $  (3,074)  $  5,717   $   8,920
  Adjustments to reconcile net income (loss) to net
    cash from operating activities:
        Depreciation and amortization . . . . . . . . . . . .     9,080       8,219     18,178      16,201
        Changes in assets and liabilities, net of effects of
           acquisitions, divestitures and other changes as
           shown below: . . . . . . . . . . . . . . . . . . .   (11,491)     12,489     22,779      26,016
                                                               ---------  ----------  ---------  ----------
              NET CASH FROM OPERATING ACTIVITIES. . . . . . .    (5,750)     17,634     46,674      51,137
                                                               ---------  ----------  ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property additions - gas distribution . . . . . . . . . . .    (9,774)    (14,333)   (17,668)    (20,956)
  Property additions - diversified businesses and other . . .    (6,209)     (5,753)   (10,643)     (8,189)
  Proceeds from property sales, net of retirement costs . . .       102        (487)      (136)       (202)
  Acquisitions of businesses, net of cash acquired. . . . . .         -        (784)         -        (784)
                                                               ---------  ----------  ---------  ----------
              NET CASH FROM INVESTING ACTIVITIES. . . . . . .   (15,881)    (21,357)   (28,447)    (30,131)
                                                               ---------  ----------  ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net of expenses . . . . . . . . .       111         225        144         443
  Issuance of trust preferred securities, net of expenses . .         -     124,772          -     124,772
  Issuance of long-term debt, net of expenses . . . . . . . .    58,448     136,850     58,448     136,850
  Net cash change in notes payable. . . . . . . . . . . . . .   (32,063)   (257,681)   (62,791)   (281,473)
  Payment of dividends. . . . . . . . . . . . . . . . . . . .    (3,792)     (3,784)    (7,584)     (7,456)
                                                               ---------  ----------  ---------  ----------
              NET CASH FROM FINANCING ACTIVITIES. . . . . . .    22,704         382    (11,783)    (26,864)
                                                               ---------  ----------  ---------  ----------

CASH AND TEMPORARY CASH INVESTMENTS
  Net increase (decrease) . . . . . . . . . . . . . . . . . .     1,073      (3,341)     6,444      (5,858)
  Beginning of period . . . . . . . . . . . . . . . . . . . .     6,592       3,569      1,221       6,086
                                                               ---------  ----------  ---------  ----------

  End of period . . . . . . . . . . . . . . . . . . . . . . .  $  7,665   $     228   $  7,665   $     228
                                                               =========  ==========  =========  ==========


  CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF
     ACQUISITIONS, DIVESTITURES AND OTHER CHANGES:
        Receivables, net. . . . . . . . . . . . . . . . . . .  $ (1,101)  $   7,871   $ 24,003   $  33,544
        Accrued revenue . . . . . . . . . . . . . . . . . . .    10,865       9,813     19,491      19,260
        Materials, supplies and gas in underground storage. .    (7,281)     (2,066)      (916)      2,092
        Gas charges recoverable from customers. . . . . . . .       162          45        388         106
        Accounts payable. . . . . . . . . . . . . . . . . . .    (3,343)      5,557     (7,992)    (17,700)
        Customer advances and amounts payable to customers. .      (456)       (433)    (8,120)     (8,775)
        Accrued taxes . . . . . . . . . . . . . . . . . . . .    (6,390)     (7,776)      (498)     (2,886)
        Other . . . . . . . . . . . . . . . . . . . . . . . .    (3,947)       (522)    (3,577)        375
                                                               ---------  ----------  ---------  ----------
                                                               $(11,491)  $  12,489   $ 22,779   $  26,016
                                                               =========  ==========  =========  ==========

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

     NEW ACCOUNTING STANDARD - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137 and SFAS No. 138, which were amendments to SFAS No. 133 (hereinafter collectively referred to as "SFAS 133"). SFAS 133 was effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial position as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
     Certain gas purchase contracts of the Company qualify under the provisions of SFAS 133 and require the recognition of the derivatives at their fair value in the Consolidated Statement of Financial Position as an asset or liability. Upon adoption of SFAS 133 on January 1, 2001, the Company recorded an asset and liability of $1.4 million. At June 30, 2001, the Company had an asset and liability of $5,000 recorded in its Consolidated Statement of Financial Position in accordance with SFAS 133.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     SUPPLEMENTAL CASH FLOW INFORMATION - Supplemental cash flow information for the three and six month periods ended June 30, 2001 and 2000 is summarized in the table below.


                                                  Three Months Ended  Six Months Ended
                                                       June 30,           June 30,
                                                  ------------------  -----------------
                                                   2001       2000     2001      2000
                                                  ------    --------  -------  --------
                                                              (in thousands)
CASH PAID DURING THE PERIOD FOR:
  Interest . . . . . . . . . . . . . . . . . . .  $8,440    $10,271   $15,591  $18,081
  Income taxes, net of refunds . . . . . . . . .  $4,258    $ 5,527   $ 4,258  $ 7,884

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital stock issued for acquisitions. . . . .  $    -    $ 1,000   $     -  $ 1,000
  Deferred payments for acquisitions . . . . . .  $    -    $     -   $     -  $     -

DETAILS OF ACQUISITIONS:
  Fair value of assets acquired. . . . . . . . .  $    -    $ 3,364   $     -  $ 3,364
  Fair value of liabilities assumed. . . . . . .       -     (1,576)        -   (1,576)
  Deferred payments. . . . . . . . . . . . . . .       -          -         -        -
  Company stock issued . . . . . . . . . . . . .       -     (1,000)        -   (1,000)
                                                  ------    --------  -------  --------
  Cash paid. . . . . . . . . . . . . . . . . . .  $    -    $   788   $     -  $   788
  Less cash acquired . . . . . . . . . . . . . .       -          4         -        4
                                                  ------    --------  -------  --------
  Net cash paid for (acquired via) acquisitions.  $    -    $   784   $     -  $   784


(2)     SHORT-TERM  BORROWINGS  AND  CAPITALIZATION

     SHORT-TERM BORROWINGS - The Company has $145 million of short-term lines of credit with banks. At June 30, 2001, $75 million of the Company's credit facilities were unused. The Company is in the process of obtaining an additional $15 million of short-term credit facilities.

     LONG-TERM DEBT - During June 2001, the Company issued $60 million of 8% Senior Notes due 2016. Interest on the Senior Notes is payable quarterly. On or after June 30, 2006, the Company may redeem some or all of the Senior Notes at a redemption price of 100% of the principal amount plus any accrued and unpaid interest. The proceeds from the sale of the Senior Notes were used to repay short-term debt and for general corporate purposes.

     COMMON STOCK EQUITY - On June 14, 2001 the Company's Board of Directors declared a regular quarterly cash dividend of $0.21 per share on the Company's common stock. The dividend is payable on August 15, 2001 to shareholders of record at the close of business on August 1, 2001.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     In February and May 2001, the Company paid quarterly cash dividends of $0.21 per share on its common stock. The total cash dividend for the second quarter of 2001 was approximately $3.8 million of which $.7 million was reinvested by shareholders into common stock of the Company through participation in the Direct Stock Purchase and Dividend Reinvestment Plan
("DRIP"). The total cash dividend for the first six months of 2001 was approximately $7.6 million of which $1.4 million was reinvested by shareholders through participation in the DRIP. Beginning in June 2001, the Company began issuing shares of its common stock to the DRIP to meet the dividend reinvestment and stock purchase requirements of the DRIP participants. Previously, the DRIP met these requirements by purchasing Company common stock on the open market. During June 2001, the Company issued approximately 3,100 shares to the DRIP. Also, during the three and six months ended June 30, 2001, the Company issued approximately 6,900 and 9,200 shares of its common stock, respectively, to certain of the Company's employee benefit plans.


(3)     EARNINGS  PER  SHARE

     The computations of basic and diluted earnings per share for the three, six and twelve months ended June 30, 2001 and 2000 are as follows (in thousands except per share amounts):


                                                      Three Months Ended  Six Months Ended  Twelve Months Ended
                                                           June 30,           June 30,           June 30,
                                                      ------------------  ----------------  -------------------
                                                        2001      2000     2001     2000     2001        2000
                                                      --------  --------  -------  -------  -------     -------
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:

    Net income (loss). . . . . . . . . . . . . . . .  $(3,339)  $(3,074)  $ 5,717  $ 8,920  $13,491     $16,054

    Weighted average common shares outstanding . . .   18,062    17,992    18,060   17,954   18,051      17,887

    Earnings (loss) per share-basic. . . . . . . . .  $ (0.18)  $ (0.17)  $  0.32  $  0.50  $  0.75     $  0.90

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:

    Net income (loss). . . . . . . . . . . . . . . .  $(3,339)  $(3,074)  $ 5,717  $ 8,920  $13,491     $16,054
    Adjustment for effect of assumed conversions:
        Preferred convertible stock dividends. . . .        -         -         -        -        -           5
                                                      --------  --------  -------  -------  -------     -------
    Diluted net income (loss). . . . . . . . . . . .  $(3,339)  $(3,074)  $ 5,717  $ 8,920  $13,491     $16,059
                                                      --------  --------  -------  -------  -------     -------

    Weighted average common shares outstanding . . .   18,062    17,992    18,060   17,954   18,051      17,887
    Incremental shares from assumed conversions of:
        FELINE PRIDES. . . . . . . . . . . . . . . .        -         -       829        -      805           -
        Stock options. . . . . . . . . . . . . . . .        -         -        27        5       31           2
        Preferred convertible stock. . . . . . . . .        -         -         -        -        -          10
                                                      --------  --------  -------  -------  -------     -------
    Diluted weighted average common
        shares outstanding . . . . . . . . . . . . .   18,062    17,992    18,916   17,959   18,887      17,899
                                                      --------  --------  -------  -------  -------     -------

    Earnings (loss) per share-diluted. . . . . . . .  $ (0.18)  $ (0.17)  $  0.30  $  0.50  $  0.71     $  0.90

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     The stock options and FELINE PRIDES were not included in the computation of diluted earnings per share for the three months and six months ended June 30, 2001 and 2000, because their effect was antidilutive.


(4)     BUSINESS  SEGMENTS

     Effective January 1, 2001, the Company began operating its engineering services and construction services business segments as one business segment, and started reporting its information technology services business as a reportable business segment. As a result of these changes, the Company is providing segment information for the following four business segments: (1) gas distribution; (2) engineering and construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". For information regarding the determination of reportable business segment, refer to Note 11 of the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K.
     The Company's gas distribution segment distributes and transports natural gas to approximately 264,000 customers in the state of Michigan and approximately 105,000 customers in the state of Alaska. The engineering and construction ("E & C") services segment currently conducts most of its business in the mid-western, southern and southeastern areas of the United States. The E & C segment's primary service is the installation of underground gas mains and service lines. Other services include the installation of underground water and cable facilities, engineering design services, quality assurance services, testing and certification, global positioning surveys and other related engineering and project management services. The information technology ("IT") service segment is headquartered in Michigan and provides IT infrastructure outsourcing services, application service provider ("ASP") services, Internet service provider ("ISP") services and other IT services with a focus on mid-range computers, particularly the IBM AS-400 platform. The propane, pipelines and storage segment sells approximately 5 million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin and operates natural gas transmission, gathering and storage facilities in Michigan.
     The accounting policies of the operating segments are the same as those described in Notes 1 and 11 of the Notes to the Consolidated Financial
Statements in the Company's 2000 Annual Report on Form 10-K except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the Consolidated Financial Statements. Corporate and other includes corporate related expenses not allocated to segments, intercompany eliminations and results of other smaller operations.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)



                                    Three Months Ended    Six Months Ended     Twelve Months Ended
                                         June 30,             June 30,              June 30,
                                    ------------------  --------------------  --------------------
                                      2001      2000      2001       2000       2001       2000
                                    --------  --------  ---------  ---------  ---------  ---------
                                                           (in thousands)
OPERATING REVENUES
  Gas Distribution . . . . . . . .  $54,457   $49,928   $185,426   $161,616   $331,661   $264,758
  Engineering and Construction . .   36,966    30,370     57,045     50,472    132,459    100,134
  Information Technology Services.    2,938     1,602      5,148      1,602      8,729      1,602
  Propane, Pipelines and Storage .    1,369     1,228      4,118      3,289      7,778      6,345
  Corporate and Other (a). . . . .   (6,715)   (6,650)   (10,794)   (10,199)   (23,872)   (16,405)
                                    --------  --------  ---------  ---------  ---------  ---------
    Total Operating Revenues . . .  $89,015   $76,478   $240,943   $206,780   $456,755   $356,434
                                    ========  ========  =========  =========  =========  =========

OPERATING INCOME (LOSS)
  Gas Distribution . . . . . . . .  $ 4,886   $ 5,348   $ 32,845   $ 34,007   $ 61,714   $ 52,209
  Engineering and Construction . .      773      (425)    (1,987)    (2,633)     4,347        483
  Information Technology Services.       85       127        237        127        591        127
  Propane, Pipelines and Storage .      347       276      1,082        748      1,864      1,922
  Corporate and Other. . . . . . .   (1,050)     (653)    (2,156)    (1,307)    (4,179)    (2,724)
                                    --------  --------  ---------  ---------  ---------  ---------
    Total Operating Income . . . .  $ 5,041   $ 4,673   $ 30,021   $ 30,942   $ 64,337   $ 52,017
                                    ========  ========  =========  =========  =========  =========


(a)  Includes  the elimination of intercompany engineering and construction services revenue of $3,934,000, $5,861,000 and $15,162,000 for the three, six and twelve months  ended  June  30,  2001,  respectively,  and  $5,261,000, $8,780,000 and
     $14,988,000  for  the  three,  six  and  twelve  months  ended  June  30, 2000, respectively.  Also  includes  the  elimination  of  intercompany  information technology  services  revenue  of $2,780,000, $4,890,000 and $8,574,000 for the three,  six and twelve months ended June 30, 2001, respectively, and $1,348,000 for  the  three,  six  and  twelve  months  ended  June  30,  2000.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS  OF  OPERATIONS

     SEMCO Energy, Inc. and its subsidiaries (the "Company") had a net loss of $3.3 million (or $0.18 per share) for the quarter ended June 30, 2001 compared to a net loss of $3.1 million (or $0.17 per share) for the quarter ended June 30, 2000. All references to earnings per share in the Management's Discussion and Analysis are on a diluted basis. For information related to the calculation of diluted earnings per share, refer to Note 3 of the Notes to the Consolidated Financial Statements. On a weather-normalized basis, the net loss for the three months ended June 30, 2001 would have been approximately $2.2 million (or $0.12 per share) compared to a net loss of approximately $2.4 million (or $0.13 per share) for the same period of the prior year.
     The Company had net income of $5.7 million (or $0.30 per share) for the six months ended June 30, 2001 compared to $8.9 million (or $0.50 per share) for the six months ended June 30, 2000. On a weather-normalized basis, net income for the six months ended June 30, 2001 would have been approximately $9.1 million (or $0.48 per share) compared to approximately $12.3 million (or $0.69 per share) for the same period of the prior year.
     Net income for the twelve months ended June 30, 2001 was $13.5 million (or $0.71 per share) compared to $16.1 million (or $0.90 per share) for the twelve months ended June 30, 2000. On a weather-normalized basis, net income would have been approximately $17.4 million (or $0.92 per share) for the twelve months ended June 30, 2001, compared to approximately $21.1 million (or $1.18 per share) for the same period ended June 30, 2000. The results for the twelve months ended June 30, 2000 are not truly comparable since ENSTAR's results included in this earlier period reflect only the heating season from November 1, 1999, the date ENSTAR was acquired, through June 2000.
     The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual income is earned during the first and fourth quarters of the year. The acquisition of ENSTAR in November of 1999 significantly expanded the Company's gas distribution business and, as a result, has made this seasonal cycle even more pronounced by contributing additional earnings during the first and fourth quarters and additional losses during the second and third quarters of the year. In addition, the Company's engineering and construction services business segment is also seasonal in nature and makes most of its income during the summer and fall months and incurs losses during the winter and spring months. Therefore, the Company's results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of results for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).



                                          Three Months Ended  Six Months Ended      Twelve Months Ended
                                               June 30,             June 30,              June 30,
                                          ------------------  --------------------  --------------------
                                            2001      2000      2001       2000       2001       2000
                                          --------  --------  ---------  ---------  ---------  ---------
                                                    (in thousands, except per share amounts)
Operating revenues . . . . . . . . . . .  $89,015   $76,478   $240,943   $206,780   $456,755   $356,434
  Operating expenses . . . . . . . . . .   83,974    71,805    210,922    175,838    392,418    304,417
                                          --------  --------  ---------  ---------  ---------  ---------
Operating income . . . . . . . . . . . .  $ 5,041   $ 4,673   $ 30,021   $ 30,942   $ 64,337   $ 52,017
  Other income and (deductions). . . . .   (6,908)   (8,797)   (14,040)   (16,433)   (29,561)   (27,657)
  Income tax (provision) credit. . . . .      678     1,807     (5,964)    (4,832)   (12,737)    (7,549)
                                          --------  --------  ---------  ---------  ---------  ---------
Income before dividends on
  trust preferred securities . . . . . .  $(1,189)  $(2,317)  $ 10,017   $  9,677   $ 22,039   $ 16,811
  Dividends on trust preferred
    securities, net of income tax. . . .    2,150       757      4,300        757      8,548        757
                                          --------  --------  ---------  ---------  ---------  ---------
Net income available to common
  shareholders . . . . . . . . . . . . .  $(3,339)  $(3,074)  $  5,717   $  8,920   $ 13,491   $ 16,054
Earnings per share ("EPS"):
  Basic. . . . . . . . . . . . . . . . .  $ (0.18)  $ (0.17)  $   0.32   $   0.50   $   0.75   $   0.90
  Diluted. . . . . . . . . . . . . . . .  $ (0.18)  $ (0.17)  $   0.30   $   0.50   $   0.71   $   0.90

Average common shares outstanding. . . .   18,062    17,992     18,060     17,954     18,051     17,887

Impact on net income of colder (warmer)
  than normal weather. . . . . . . . . .  $(1,102)  $  (673)  $ (3,334)  $ (3,405)  $ (3,924)  $ (5,078)

Weather-normalized net income. . . . . .  $(2,237)  $(2,401)  $  9,051   $ 12,325   $ 17,415   $ 21,132
Weather-normalized EPS:
  Basic. . . . . . . . . . . . . . . . .  $ (0.12)  $ (0.13)  $   0.50   $   0.69   $   0.96   $   1.18
  Diluted. . . . . . . . . . . . . . . .  $ (0.12)  $ (0.13)  $   0.48   $   0.69   $   0.92   $   1.18

     The Company operates four reportable business segments: (1) gas distribution; (2) engineering and construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". Refer to Note 4 of the Notes to the Consolidated Financial Statements for further information regarding business segments and a summary of operating revenues and operating income by business segment.
     The business segment analyses and other discussions on the next several pages provide additional information regarding variations in operating results when comparing the three, six and twelve month periods ended June 30, 2001 to the same periods of the prior year. The Company evaluates the performance of its business segments based on the operating income generated. Operating income does not include income taxes, interest expense, extraordinary items, changes in accounting methods or other non-operating income and expense items. A review of the non-operating items follows the business segment discussions.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     Operating income for the Gas Distribution Business was $4.9 million for the quarter ended June 30, 2001, compared to $5.3 million for the quarter ended June 30, 2000. On a weather-normalized basis, the operating income of the Gas Distribution Business would have been approximately $6.6 million for the second quarter of 2001 compared to approximately $6.4 million for the same period of the prior year.


                                        Three Months Ended     Six Months Ended     Twelve Months Ended
                                             June 30,              June 30,              June 30,
                                       --------------------  --------------------  --------------------
                                         2001       2000       2001       2000       2001       2000
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                            (dollars in thousands)
Gas sales revenues. . . . . . . . . .  $  48,245  $  42,961  $ 170,269  $ 141,893  $ 301,688  $ 231,760
Cost of gas sold. . . . . . . . . . .     28,043     22,555    108,627     83,090    187,482    135,470
                                       ---------  ---------  ---------  ---------  ---------  ---------
  Gas sales margin. . . . . . . . . .  $  20,202  $  20,406  $  61,642  $  58,803  $ 114,206  $  96,290
Gas transportation revenue. . . . . .      5,344      6,294     13,402     17,792     26,393     29,899
Other operating revenue . . . . . . .        868        673      1,755      1,931      3,580      3,099
                                       ---------  ---------  ---------  ---------  ---------  ---------
  Gross margin. . . . . . . . . . . .  $  26,414  $  27,373  $  76,799  $  78,526  $ 144,179  $ 129,288
Operating expenses. . . . . . . . . .     21,528     22,025     43,954     44,519     82,465     77,079
                                       ---------  ---------  ---------  ---------  ---------  ---------
Operating income. . . . . . . . . . .  $   4,886  $   5,348  $  32,845  $  34,007  $  61,714  $  52,209
                                       =========  =========  =========  =========  =========  =========

Weather-normalized operating income .  $   6,631  $   6,363  $  38,270  $  39,322  $  68,314  $  60,074
                                       =========  =========  =========  =========  =========  =========

Volumes of gas sold (MMcf). . . . . .      9,806      9,272     36,761     32,521     65,294     51,572
Volumes of gas transported (MMcf) . .      9,277     10,654     21,849     26,664     43,891     44,260
Number of customers at end of period.    368,733    361,167    368,733    361,167    368,733    361,167
Degree Days . . . . . . . . . . . . .        885      1,001      4,139      4,164      7,209      6,841
Percent colder (warmer) than normal .    (19.4)%    (10.1)%     (9.8)%    (10.4)%     (6.1)%     (8.6)%


     The  amounts  in  the  above  table  include  intercompany  transactions.

     GAS SALES MARGIN - During the second quarter of 2001, gas sales margin decreased by $.2 million when compared to the second quarter of 2000. The decrease is due primarily to the impact of warmer weather and higher gas costs compared to the second quarter of 2000, offset partially by the addition of new customers and customers switching from the Company's aggregated transportation services ("ATS") program back to general gas sales service.
     Weather during the second quarter of 2001 was 19% warmer than normal in Michigan and Alaska combined, while the weather during the second quarter of 2000 was 10% warmer than normal. Under normal weather conditions, gas sales margin for the quarter ended June 30, 2001 would have been higher by approximately $1.7 million and for the quarter ended June 30, 2000 would have been higher by approximately $1.0 million.
     Gas costs have been higher in 2001 as a result of purchasing gas with a higher thermal content than in 2000. This trend is now diminishing but will not likely reverse during the remainder of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     The ATS program, which was effective April 1, 1998, provides all Michigan commercial and industrial customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees. Distribution and customer fees associated with customers who switch to third-party gas suppliers are recorded in gas transportation revenue rather than gas sales revenue, because the Company acts as a transporter for those customers. During 2000 and 2001, certain ATS customers switched back to the Company's general gas sales service because the third-party suppliers they were utilizing stopped participating in the ATS program, primarily due to a significant increase in the market price of natural gas.
     Gas sales margin for the six months ended June 30, 2001 increased by $2.8 million, when compared to the six months ended June 30, 2000. The increase is due primarily to the impact of weather, the addition of new customers, and customers switching from the Company's ATS program back to general gas sales service. These items were offset partially by higher gas costs.
     Weather during both the six months ended June 30, 2001 and the six months ended June 30, 2000 was approximately 10% warmer than normal in Michigan and Alaska combined. Under normal weather conditions, gas sales margin for the six months ended June 30, 2001 and 2000 would have been higher by approximately $5.4 million and $5.3 million, respectively.
     Gas sales margin for the twelve months ended June 30, 2001 increased by $12.3 million, when compared to the twelve months ended June 30, 2000. A full twelve months of operations from ENSTAR, which was acquired on November 1, 1999, accounted for approximately $6.0 million of the increase in gas sales margin. The remainder of the increase is attributable to the Michigan gas distribution operation, and is due primarily to an increase in gas sales as a result of colder weather, compared to the twelve months ended June 30, 2000, the addition of new customers, and customers switching from the Company's ATS program back to general gas sales service. These items were offset partially by higher gas costs.
     Weather during the twelve months ended June 30, 2001 was 6% warmer than normal in Michigan and Alaska combined, while the weather during the twelve months ended June 30, 2000 was 9% warmer than normal. Under normal weather conditions, gas sales margin for the twelve months ended June 30, 2001 and 2000 would have been higher by approximately $6.6 million and $7.9 million, respectively.

     GAS TRANSPORTATION REVENUE - For the three months and six months ended June 30, 2001, gas transportation revenue decreased by $.9 million and $4.4 million, respectively, when compared to the same periods ended June 30, 2000. This decrease was caused primarily by customers switching from the ATS program back to the Company's general gas sales service and a decrease in standard transportation revenue. The decrease in standard transportation revenue was due to reduced consumption as a result of the softening of the economy and a few of the Company's industrial and large commercial customers switching to alternative fuels earlier in the year due to high natural gas prices. The decrease in earnings caused by these items will likely not reverse during the remainder of the year.
     Transportation revenue for the twelve months ended June 30, 2001 decreased by $3.5 million when compared to the same period ended June 30, 2000. The decrease was due to the impact of ATS customers switching from the ATS program back to general gas sales service during the period and reduced standard transportation revenue offset partially by a full twelve months of transportation revenue from ENSTAR, which represents an increase of $3.7 million. As discussed above, under the ATS program, the Company charges ATS customers the same distribution fees and customer fees that are charged to general gas sales service customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     OTHER OPERATING REVENUE - Other operating revenues for the twelve months ended June 30, 2001 were $3.6 million compared to $3.1 million for the twelve months ended June 30, 2000. The $.5 million increase was due primarily to a bonus received for completing on schedule the installation of a large diameter transmission pipeline for a customer, offset partially by a decrease in service fees associated with the ATS program.

     OPERATING EXPENSES - The operating expenses of the Gas Distribution Business for the three months ended June 30, 2001 and 2000 were $21.5 million and $22.0 million, respectively. The $.5 million decrease is made up of a number of offsetting decreases and increases. Operations and maintenance expenses decreased by approximately $.7 million. General business tax expense also decreased by approximately $.2 million, due primarily to a reduction in property taxes as a result of new property valuation tables approved by the State of Michigan. These decreases were offset partially by an increase of $.3 million for depreciation and amortization expense, due primarily to additional property, plant and equipment placed in service.
     During the six months ended June 30, 2001 and 2000, operating expenses were $44.0 million and $44.5 million, respectively. The $.5 million decrease includes a $.7 million decrease in operations and maintenance expenses and a $.6 million decrease in general business tax expense. These decreases were partially offset by an increase of $.8 million for depreciation and amortization expense.
     Operating expenses for the twelve months ended June 30, 2001 increased by $5.4 million when compared to the twelve months ended June 30, 2000. A full twelve months of operations at ENSTAR accounts for $8.3 million of increased operating expenses. The offsetting decrease of $2.9 million relates to the Michigan gas distribution operation and includes a number of offsetting increases and decreases in expenses.
     The decreases in expenses at the Michigan operation, when comparing the twelve-month periods, included a reduction in general operating expenses of approximately $.5 million and a reduction in general business taxes of $3.8 million. The decrease in general business tax was due primarily to property tax expense which was lower due to new property valuation tables discussed previously and a $2.1 million reduction in property taxes recorded in 2000 based on pending appeals of prior years' personal property tax assessments.
     The above decreases in expenses, when comparing the twelve-month periods, were offset by an increase of approximately $1.4 million in depreciation and amortization expense. The increase was due primarily to additional property, plant and equipment placed in service.

     REGULATORY MATTERS - During 2000, the Company filed certain revenue requirement and cost of service information with the Regulatory Commission of Alaska ("RCA") as required by the October 1999 order approving the transfer of ownership of ENSTAR. In November 2000, the RCA issued an order requesting additional information in order to ensure that ENSTAR's rates are just and reasonable. The order also appointed a hearing examiner and established certain procedures. The order indicated that, if changes in ENSTAR's existing rates are required, such changes would be applied on a prospective basis. On March 5, 2001, the RCA issued an additional order granting ENSTAR's motion to use a 2000 test year, accepting a proposed procedural schedule, and finding that, because the proceeding was taking longer than expected, ENSTAR should show cause why its current rates should not be made interim and refundable effective April 6, 2001. The hearing on this issue of the interim and refundable rates was held on April 4, 2001. The RCA issued an order on May 21, 2001 concluding that ENSTAR's rates should not be made interim and refundable pending the RCA's final determination in the rate case. In June 2001, the Company filed updated revenue requirement information using a 2000 test year. The updated information indicated that

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

ENSTAR's return on equity ("ROE") was 12.75% based on its existing rates versus the 15.65% allowed ROE. In August 2001, the Company will also file a cost of service study using 2000 as the test year. The Public Advocacy Section of the RCA will file its testimony by September 2001. The Company believes that ENSTAR's rates are just and reasonable but cannot predict the outcome of the proceeding.
     The fixed gas charge program for the Michigan gas distribution operation will expire on April 1, 2002. During the last half of 2001, the Company plans to file with the Michigan Public Service Commission for a new fixed gas charge program.


ENGINEERING  AND  CONSTRUCTION

The Company's engineering and construction ("E & C") business is seasonal. As a result, the business generally incurs operating losses during the winter and spring months when underground construction and related services are inhibited by weather, and generates the majority of its operating income during the summer and fall months. In addition, as this business expands, the seasonal operating losses and profits typically become proportionally larger.


                                   Three Months Ended   Six Months Ended   Twelve Months Ended
                                        June 30,            June 30,             June 30,
                                   ------------------  ------------------  -------------------
                                    2001       2000      2001      2000      2001       2000
                                   -------   --------  --------  --------  --------   --------
                                                        (in thousands)
Operating revenues. . . . . . . .  $36,966   $30,370   $57,045   $50,472   $132,459   $100,134
Operating expenses. . . . . . . .   36,193    30,795    59,032    53,105    128,112     99,651
                                   -------   --------  --------  --------  --------   --------
Operating income (loss) . . . . .  $   773   $  (425)  $(1,987)  $(2,633)  $  4,347   $    483
                                   =======   ========  ========  ========  ========   ========

Feet of pipe and cable installed.    1,652     1,930     2,581     2,927      7,617      6,959
Billed engineering hours. . . . .       60        94        92       188        196        355

     The  amounts  in  the  above  table  include  intercompany  transactions.

     OPERATING REVENUES - The operating revenues of the E & C Business for the three and six months ended June 30, 2001 were $36.7 million and $57.0 million, respectively, which is a $6.6 million increase over the same periods ended June 30, 2000. This represents a 22% increase in revenues for the three-month period and a 13% increase for the six-month period. The increase is due primarily to a large multi-year construction project in the southeastern region of the United States as well as increased construction revenues in other regions of the country offset partially by lower revenues from engineering and telecommunications projects.
      Operating revenues for the twelve months ended June 30, 2001 were $132.5 million, an increase of $32.3 million (or 32%) over the same period ended June 30, 2000. The increase is due primarily to the same items discussed above and the timing of business acquisitions. Several E & C business acquisitions were made during or after the twelve months ended June 30, 2000. Refer to Note 3 of the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K for the acquisition dates of all E & C businesses acquired during the past three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


ENGINEERING  AND  CONSTRUCTION  (CONTINUED)

     OPERATING INCOME - Operating income for the second quarter of 2001 was $.8 million compared to an operating loss of $.4 million for the second quarter of 2000. The improvement in results was due primarily to increased operating income from construction projects, primarily the large multi-year project mentioned above, offset partially by less operating income from engineering and telecommunications projects and other events.
     The E & C Business had a seasonal operating loss of $2.0 million for the six months ended June 30, 2001 compared to a loss of $2.6 million for the six months ended June 30, 2000. The improvement for the first six months of 2001 was due primarily to the same items discussed above regarding the second quarter results, offset partially by increased project costs during the first quarter as a result of more restrictive deep-ground frost conditions in certain regions of the midwest.
     Operating income for the twelve months ended June 30, 2001 was $4.3 million, compared to $.5 million for the twelve months ended June 30, 2000. The $3.8 million increase is due primarily to the items discussed above, which affected results for the six-month periods, and the operating income of the businesses acquired during or after the twelve months ended June 30, 2000.


INFORMATION  TECHNOLOGY  SERVICES

This is the first year that the Company is reporting its information technology ("IT") services business as a separate business segment. This business, under the Aretech Information Services name, began operations in May of 2000 and provides IT infrastructure outsourcing services, application service provider ("ASP") services and other IT services with a focus on mid-range computers, particularly the IBM AS-400 platform. Aretech is also an internet service provider ("ISP") and currently has approximately 1,400 ISP customers.


                       Three Months Ended  Six Months Ended  Twelve Months Ended
                            June 30,           June 30,            June 30,
                       ------------------  ----------------  -------------------
                        2001        2000    2001      2000    2001         2000
                       ------      ------  ------    ------  ------       ------
                                            (in thousands)
Operating revenues. .  $2,938      $1,602  $5,148    $1,602  $8,729       $1,602
Operating expenses. .   2,853       1,475   4,911     1,475   8,138        1,475
                       ------      ------  ------    ------  ------       ------
Operating income. . .  $   85      $  127  $  237    $  127  $  591       $  127
                       ======      ======  ======    ======  ======       ======

     The  amounts  in  the  above  table  include  intercompany  transactions.

     OPERATING REVENUES - Operating revenues for the IT services business for the three months ended June 30, 2001 were $2.9 million compared to $1.6 million for the three months ended June 30, 2000. The increase in 2001 is due primarily to providing IT services for all affiliates of the Company and the addition of non-affiliate customers and ISP services. During the second quarter of 2000, the IT services business was only providing services to the Michigan gas distribution operation and corporate office. Operating revenues for the six and twelve months ended June 30, 2001 were $5.1 million and $8.7 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


INFORMATION  TECHNOLOGY  SERVICES  (CONTINUED)

     OPERATING INCOME - Operating income for the IT business for the second quarter of 2001 was $.1 million, which was essentially unchanged from operating income for the second quarter of 2000. Operating income for the six and twelve months ended June 30, 2001 was $.2 million and $.6 million, respectively.


PROPANE,  PIPELINES  AND  STORAGE


                         Three Months Ended  Six Months Ended  Twelve Months Ended
                              June 30,           June 30,           June 30,
                         ------------------  ----------------  -------------------
                          2001        2000    2001      2000    2001        2000
                         ------      ------  ------    ------  ------       ------
                                              (in thousands)
Operating revenues. . .  $1,369      $1,228  $4,118    $3,289  $7,778       $6,345
Operating expenses. . .   1,022         952   3,036     2,541   5,914        4,423
                         ------      ------  ------    ------  ------       ------
Operating income. . . .  $  347      $  276  $1,082    $  748  $1,864       $1,922
                         ======      ======  ======    ======  ======       ======

     OPERATING REVENUES - The operating revenues of the Company's propane, pipelines and storage business for the three, six and twelve months ended June 30, 2001 were $1.4 million, $4.1 million and $7.8 million, respectively, compared to $1.2 million, $3.3 million and $6.3 million, respectively, for the same periods ended June 30, 2000. The increases during the periods were due primarily to higher propane distribution revenues. The increase in propane revenues was due to an increase in the market price of propane.

     OPERATING INCOME - The operating income from the propane, pipelines and storage business for the three and six months ended June 30, 2001, when compared to the same periods of 2000, increased by $.1 million and $.3 million, respectively, due primarily to better propane margins. Operating income for the twelve months ended June 30, 2001 was $1.9 million, which was essentially unchanged from the same period ended June 30, 2000.


OTHER  INCOME  AND  DEDUCTIONS


                                       Three Months Ended    Six Months Ended    Twelve Months Ended
                                            June 30,             June 30,              June 30,
                                       --------  --------  ---------  ---------  ---------  ---------
                                         2001      2000      2001       2000       2001       2000
                                       --------  --------  ---------  ---------  ---------  ---------
                                                              (in thousands)
Interest expense. . . . . . . . . . .  $(7,742)  $(9,405)  $(15,752)  $(18,101)  $(32,564)  $(31,006)
Other income. . . . . . . . . . . . .      834       608      1,712      1,668      3,003      3,349
                                       --------  --------  ---------  ---------  ---------  ---------
  Total other income (deductions) . .  $(6,908)  $(8,797)  $(14,040)  $(16,433)  $(29,561)  $(27,657)
                                       ========  ========  =========  =========  =========  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


OTHER  INCOME  AND  DEDUCTIONS  (CONTINUED)

     INTEREST EXPENSE - Interest expense for the twelve months ended June 30, 2001, when compared to the same period ended June 30, 2000, increased by $1.6 million. The increase is due primarily to increases in debt levels to finance the Company's capital expenditure and business acquisition programs and for general corporate purposes. The most significant increase in debt levels occurred on November 1, 1999, when the Company incurred $290 million of additional short-term debt to finance the acquisition of ENSTAR ("bridge loan"). The bridge loan was repaid during the second and third quarters of 2000 with the proceeds of several securities offerings and borrowings from the Company's bank lines of credit. Interest expense for the twelve months ended June 30, 2000 also includes $2.1 million of income recognized on interest rate swaps terminated during the first quarter of 2000. Refer to Notes 5 and 6 of the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K for further information regarding bridge loan and securities offerings.
     Interest expense for the three and six months ended June 30, 2001 decreased by $1.7 million and $2.3 million, respectively, when compared to the same periods ended June 30, 2000. The bridge loan discussed above was outstanding during the first half of 2000, while during the first half of 2001, the Company had long-term debt and trust preferred securities outstanding. As a result, interest expense is down primarily because the dividends on the trust preferred securities are reported separately from interest expense. Interest expense for the first six months of 2000 also included $2.1 million of non-recurring income recognized during the first quarter of 2000 on terminated interest rate swaps.

     OTHER INCOME - Other income for the three months ended June 30, 2001 increased by $.2 million, when compared to the same period ended June 30, 2000. The increase was due primarily to higher allowances for funds used during construction ("AFUDC") and other miscellaneous items. For the six months ended June 30, 2001, other income was $1.7 million, which was essentially unchanged from the six months ended June 30, 2000. However, there was an increase in AFUDC during the six months ended June 30, 2001 that was completely offset by non-recurring income during the first quarter of 2000 from an investment in a gas storage partnership.


INCOME  TAX  PROVISION

     Income taxes for the three, six and twelve months ended June 30, 2001 increased by $1.1 million, $1.1 million and $5.2 million, respectively, when compared to the same periods ended June 30, 2000. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes and dividends on trust preferred securities and any adjustments necessary for compliance with tax laws and regulations.


DIVIDENDS  ON  TRUST  PREFERRED  SECURITIES,  NET  OF  INCOME  TAX

     The Company issued trust preferred securities and FELINE PRIDES during the second quarter of 2000. These securities are described in Note 5 of the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K. Dividends on these securities, net of income tax, for the three, six and twelve months ended June 30, 2001 were approximately $2.2 million, $4.3 million and $8.5 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH FLOWS FROM INVESTING - The following table identifies capital investments for the three and six months ended June 30, 2001 and 2000:


                                                          Three Months Ended  Six Months Ended
                                                               June 30,           June 30,
                                                          -------    -------  -------  -------
                                                           2001       2000     2001     2000
                                                          -------    -------  -------  -------
                                                                      (in thousands)
Capital investments:
  Property additions - gas distribution. . . . . . . . .  $ 9,774    $14,333  $17,668  $20,956
  Property additions - diversified businesses and other.    6,209      5,753   10,643    8,189
  Business acquisitions (a). . . . . . . . . . . . . . .        -      1,784        -    1,784
                                                          -------    -------  -------  -------
                                                          $15,983    $21,870  $28,311  $30,929
                                                          =======    =======  =======  =======

     (a)  Includes  net cash paid, deferred payments and the value, at the time of issuance, of  Company  stock  issued  for  acquisitions.

     The Company has spent approximately $28.3 million on property additions during the first six months of 2001 and anticipates spending approximately $17 million on property additions during the remainder of 2001. The Company may also incur expenditures for business acquisitions during the remainder of 2001.

     CASH FLOWS FROM OPERATIONS - Net cash from operating activities for the three months and six months ended June 30, 2001, when compared to the same periods of the prior year, decreased by $23.4 million and $4.5 million, respectively. The change in operating cash flows is influenced significantly by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments.

     CASH FLOWS FROM FINANCING - Net cash provided by financing activities during the three months and six months ended June 30, 2001 increased by $22.3 million and $15.1 million, respectively, when compared to the same periods ended June 30, 2000.


                                                    Three Months Ended      Six Months Ended
                                                         June 30,               June 30,
                                                   ---------------------  ---------------------
                                                     2001        2000       2001        2000
                                                   ---------  ----------  ---------  ----------
                                                                  (in thousands)
Cash provided by (used in) financing activities:
  Issuance of common stock. . . . . . . . . . . .  $    111   $     225   $    144   $     443
  Issuance of trust preferred securities. . . . .         -     124,772          -     124,772
  Issuance of long-term debt, net of redemptions.    58,448     136,850     58,448     136,850
  Net cash change in notes payable. . . . . . . .   (32,063)   (257,681)   (62,791)   (281,473)
  Payment of dividends. . . . . . . . . . . . . .    (3,792)     (3,784)    (7,584)     (7,456)
                                                   ---------  ----------  ---------  ----------
                                                   $ 22,704   $     382   $(11,783)  $ (26,864)
                                                   =========  ==========  =========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

     In June 2001 the Company's Board of Directors declared a regular quarterly cash dividend of $0.21 per share on the Company's common stock. The dividend is payable on August 15, 2001 to shareholders of record at the close of business on August 1, 2001.
     Also during June 2001, the Company issued $60 million of 8% Senior Notes due 2016. Interest on the Senior Notes is payable quarterly. The proceeds from the sale of the Senior Notes were used to repay short-term debt and for general corporate purposes.

     FUTURE FINANCING - In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of short-term lines of credit. When appropriate, the Company will refinance its short-term lines with long-term debt, common stock or other long-term financing instruments. The Company has short-term credit facilities of $145 million. $75 million of these short-term credit facilities were unused at June 30, 2001. The Company is in the process of obtaining an additional $15 million of short-term credit facilities.
     In March 2000, a registration statement on Form S-3 ("registration statement") filed by the Company and SEMCO Capital Trust I, SEMCO Capital Trust II and SEMCO Capital Trust III ("Capital Trusts") with the Securities and Exchange Commission became effective. At June 30, 2001, there was $164 million of available financing remaining under the Company's registration statement.
     The Company may acquire additional businesses during the remainder of 2001. If business acquisitions are made, the Company will likely raise the required capital through a combination of utilizing short-term lines of credit and issuing long-term debt or equity.
     The Company's ratio of earnings to fixed charges was 1.47 for the twelve months ended June 30, 2001. If you assume that common stock of the Company was issued in place of the FELINE PRIDES, the ratio of earnings to fixed charges would have been 1.84. Holders of FELINE PRIDES are obligated to purchase Company stock in August 2003.


RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2000 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

These statements will be adopted by the Company on January 1, 2002. Goodwill amortization will cease as of December 31, 2001, which will reduce annual amortization expense by approximately $2.8 million after income taxes (or $0.15 per share based on the current level of outstanding common stock). The Company will be required to complete an impairment test at the date of adoption and then perform subsequent impairment tests on the remaining goodwill balance at least annually. If an impairment test of goodwill shows that the carrying amount of the goodwill is in excess of the fair value, a corresponding impairment loss would be recorded in the consolidated statements of income. The Company has not yet determined the financial impact of adopting these standards.

                           PART II - OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.

          None.


ITEM  2.  CHANGES  IN  SECURITIES.

          During the second quarter of 2001, the Company issued an aggregate of 6,292 shares of unregistered common stock, valued at $90,064. The stock was issued to certain of the Company's benefit plans and members of the Company's Board of Directors in exchange for services rendered.
          These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES.

          Not  applicable.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITYHOLDERS.

          At the April 17, 2001 Annual Meeting of Common Shareholders, the following nominees were elected as directors to hold office for a term of three years:

        Name                      Votes  For           Votes  Withheld
        ----                      ----------           ---------------
John  M.  Albertine               13,589,257               703,023
William  L.  Johnson              13,517,396               774,884
Donald  W.  Thomason              13,598,863               693,417


ITEM  5.  OTHER  INFORMATION.

          Not  applicable.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  List  of  Exhibits  -  (See  page  25  for  the  Exhibit  Index.)

          12     Ratio  of  Earnings  to  Fixed  Charges.

     (b)  Reports  on  Form  8-K.

          The Company filed the following Form 8-K Reports during the second quarter of 2001: (1) report filed on April 26, 2001, to announce the election of Marcus Jackson as President and Chief Executive Officer effective June 1,
2001, and (2) report filed on June 21, 2001 to file exhibits relating to the securities offerings recently completed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEMCO  ENERGY,  INC.
                                            (Registrant)


Dated:  August  14,  2001
                                        By:  /s/Sebastian  Coppola
                                           -------------------------------------
                                           Sebastian  Coppola
                                           Senior  Vice  President and Principal
                                           Financial  Officer

                                  EXHIBIT INDEX
                                    Form 10-Q
                               Second Quarter 2001


 Exhibit
   No.       Description                                   Filed  Herewith
--------     -----------                                   ---------------
  12         Ratio  of  Earnings  to  Fixed  Charges.             x
