Form 10-Q
period 2001-09-30
SEMCO ENERGY INC
filed 2001-11-13
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 (Mark  One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2001

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

The  number of outstanding shares of the Registrant's common stock as of October
31,  2001:   18,157,721

                               INDEX TO FORM 10-Q
                               ------------------

                      For Quarter Ended September 30, 2001





                                                                                      Page
                                                                                     Number
                                                                                     ------
COVER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS . . . . . . . . . . . . . . . . .      2

PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .      3
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . .. . . . . . . . . . .     13

PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .     26
  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . .     26
  Item 3.  Default upon Senior Securities. . . . . . . . . . . . . . . . . . . . .     26
  Item 4.  Submission of Matters to a Vote of Securityholders  . . . . . . . . . .     26
  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .     26
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .     26

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28



FORWARD-LOOKING  STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections of SEMCO Energy, Inc. and its subsidiaries (the "Company"). Statements that are not historical facts, including statements about the Company's outlook, beliefs, plans, goals, and expectations, are forward-looking statements. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical areas where the Company does business; (iii) the capital intensive nature of the Company's business; (iv) increased competition within the energy industry as well as from alternative forms of energy; (v) the timing and extent of changes in commodity prices for natural gas and propane; (vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) the Company's ability to bid on and win construction contracts; (viii) the impact of energy prices on the amount of projects and business available to the Company's construction services segment; (ix) the nature, availability and projected profitability of potential investments available to the Company; (x) the Company's ability to accomplish its financing objectives in a timely and cost-effective manner in light of changing conditions in the capital markets, (xi) the Company's ability to operate and integrate acquired businesses in accordance with its plans and (xii) the Company's ability to effectively execute its strategic plan.


                                                SEMCO ENERGY, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)
                                     (In thousands, except per share amounts)



                                                    Three Months Ended   Nine Months Ended     Twelve Months Ended
                                                       September 30,        September 30,         September 30,
                                                    ------------------  --------------------  --------------------
                                                      2001      2000      2001       2000       2001       2000
                                                    --------  --------  ---------  ---------  ---------  ---------
OPERATING REVENUES
  Gas sales. . . . . . . . . . . . . . . . . . . .  $32,146   $30,545   $202,415   $172,438   $303,289   $246,686
  Gas transportation . . . . . . . . . . . . . . .    4,931     5,023     18,333     22,815     26,301     31,682
  Engineering and Construction . . . . . . . . . .   41,611    32,821     92,794     74,512    126,087     98,495
  Other. . . . . . . . . . . . . . . . . . . . . .    2,109     1,937      8,198      7,341     11,549      9,900
                                                    --------  --------  ---------  ---------  ---------  ---------
                                                     80,797    70,326    321,740    277,106    467,226    386,763
                                                    --------  --------  ---------  ---------  ---------  ---------

OPERATING EXPENSES
  Cost of gas sold . . . . . . . . . . . . . . . .   17,118    14,961    125,745     98,050    189,640    142,456
  Operations and maintenance . . . . . . . . . . .   50,502    41,333    128,853    111,853    169,041    145,393
  Depreciation and amortization. . . . . . . . . .    9,464     8,332     27,642     24,533     36,581     31,303
  Property and other taxes . . . . . . . . . . . .    2,954     1,677      8,720      7,706     10,892     10,305
                                                    --------  --------  ---------  ---------  ---------  ---------
                                                     80,038    66,303    290,960    242,142    406,154    329,457
                                                    --------  --------  ---------  ---------  ---------  ---------

OPERATING INCOME . . . . . . . . . . . . . . . . .      759     4,023     30,780     34,964     61,072     57,306

OTHER INCOME (DEDUCTIONS)
  Interest expense . . . . . . . . . . . . . . . .   (8,123)   (8,304)   (23,876)   (26,405)   (32,384)   (35,364)
  Other. . . . . . . . . . . . . . . . . . . . . .      333        14      2,046      1,683      3,321      2,443
                                                    --------  --------  ---------  ---------  ---------  ---------
                                                     (7,790)   (8,290)   (21,830)   (24,722)   (29,063)   (32,921)
                                                    --------  --------  ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES
  AND DIVIDENDS ON TRUST
  PREFERRED SECURITIES . . . . . . . . . . . . . .   (7,031)   (4,267)     8,950     10,242     32,009     24,385

INCOME TAX PROVISION (CREDIT). . . . . . . . . . .   (2,536)   (1,622)     3,427      3,210     11,822      8,054
                                                    --------  --------  ---------  ---------  ---------  ---------

NET INCOME (LOSS) BEFORE DIVIDENDS
  ON TRUST PREFERRED SECURITIES. . . . . . . . . .   (4,495)   (2,645)     5,523      7,032     20,187     16,331

  Dividends on trust preferred securities, net of
  income taxes . . . . . . . . . . . . . . . . . .    2,150     2,104      6,451      2,861      8,594      2,861
                                                    --------  --------  ---------  ---------  ---------  ---------

NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS. . . . . . . . . . . . . . .  $(6,645)  $(4,749)  $   (928)  $  4,171   $ 11,593   $ 13,470
                                                    ========  ========  =========  =========  =========  =========

BASIC EARNINGS (LOSS) PER SHARE. . . . . . . . . .  $ (0.37)  $ (0.26)  $  (0.05)  $   0.23   $   0.64   $   0.75
                                                    ========  ========  =========  =========  =========  =========

DILUTED EARNINGS (LOSS) PER SHARE. . . . . . . . .  $ (0.37)  $ (0.26)  $  (0.05)  $   0.23   $   0.61   $   0.74
                                                    ========  ========  =========  =========  =========  =========

CASH DIVIDENDS PAID PER SHARE. . . . . . . . . . .  $ 0.210   $ 0.210   $  0.630   $  0.625   $  0.840   $  0.830
                                                    ========  ========  =========  =========  =========  =========

AVERAGE COMMON SHARES OUTSTANDING. . . . . . . . .   18,109    18,036     18,076     17,982     18,069     17,956
                                                    ========  ========  =========  =========  =========  =========




     The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                 SEMCO ENERGY, INC.
                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                       ASSETS
                                   (In thousands)




                                                          September 30,   December 31,
                                                               2001           2000
                                                          --------------  -------------
                                                            (Unaudited)

CURRENT ASSETS
  Cash and temporary cash investments. . . . . . . . . .  $          648  $       1,221
  Receivables, less allowances of $1,610 and $1,436. . .          65,607         73,139
  Accrued revenue. . . . . . . . . . . . . . . . . . . .          14,056         32,212
  Prepaid expenses . . . . . . . . . . . . . . . . . . .          13,758         14,309
  Gas in underground storage . . . . . . . . . . . . . .          13,627          8,739
  Materials and supplies, at average cost. . . . . . . .           5,467          5,065
  Gas charges recoverable from customers . . . . . . . .           2,262          2,698
  Accumulated deferred income taxes. . . . . . . . . . .           4,130          6,994
  Other. . . . . . . . . . . . . . . . . . . . . . . . .           2,368            946
                                                          --------------  -------------
                                                                 121,923        145,323

PROPERTY, PLANT AND EQUIPMENT
  Gas distribution . . . . . . . . . . . . . . . . . . .         614,197        585,628
  Diversified businesses . . . . . . . . . . . . . . . .          89,484         79,167
                                                          --------------  -------------
                                                                 703,681        664,795
  Less - accumulated depreciation. . . . . . . . . . . .         178,967        154,769
                                                          --------------  -------------
                                                                 524,714        510,026

DEFERRED CHARGES AND OTHER ASSETS
  Goodwill, less amortization of $12,584 and $9,117. . .         166,264        169,692
  Deferred retiree medical benefits. . . . . . . . . . .          10,115         10,790
  Unamortized debt expense . . . . . . . . . . . . . . .           8,054          6,966
  Other. . . . . . . . . . . . . . . . . . . . . . . . .          14,138          8,426
                                                          --------------  -------------
                                                                 198,571        195,874
                                                          --------------  -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $      845,208  $     851,223
                                                          ==============  =============








   The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                      SEMCO ENERGY, INC.
                        CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                LIABILITIES AND CAPITALIZATION
                                        (In thousands)




                                                                September 30,   December 31,
                                                                    2001            2000
                                                               ---------------  -------------
                                                                 (Unaudited)

CURRENT LIABILITIES
  Notes payable . . . . . . . . . . . . . . . . . . . . . . .  $       96,451   $     134,142
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .          26,254          32,300
  Customer advance payments . . . . . . . . . . . . . . . . .          11,469          13,068
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .           9,329           8,020
  Amounts payable to customers. . . . . . . . . . . . . . . .           1,379           3,097
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,139          10,774
                                                               ---------------  -------------
                                                                      153,021         201,401

DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes . . . . . . . . . . . . .          33,551          36,385
  Customer advances for construction. . . . . . . . . . . . .          15,497          14,444
  Unamortized investment tax credit . . . . . . . . . . . . .           1,512           1,713
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,207          14,504
                                                               ---------------  -------------
                                                                       61,767          67,046

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . .         367,442         307,930

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST
  PREFERRED SECURITIES OF SUBSIDIARIES HOLDING
  SOLELY DEBT SECURITIES OF SEMCO ENERGY, INC.. . . . . . . .         139,403         139,374

COMMON SHAREHOLDERS' EQUITY
  Common stock - $1 par value; 40,000,000 shares authorized;
    18,149,334 and 18,055,639 shares outstanding. . . . . . .          18,149          18,056
  Capital surplus . . . . . . . . . . . . . . . . . . . . . .         115,505         115,186
  Retained earnings (deficit) . . . . . . . . . . . . . . . .         (10,079)          2,230
                                                               ---------------  -------------
                                                                      123,575         135,472
                                                               ---------------  -------------

TOTAL LIABILITIES AND CAPITALIZATION. . . . . . . . . . . . .  $      845,208   $     851,223
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


                                            SEMCO ENERGY, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                              (in thousands)

                                                                Three Months Ended     Nine Months Ended
                                                                   September 30,         September 30,
                                                               --------------------  ---------------------
                                                                 2001       2000       2001        2000
                                                               ---------  ---------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $ (6,645)  $ (4,749)  $   (928)  $   4,171
  Adjustments to reconcile net income (loss) to net
    cash from operating activities:
        Depreciation and amortization . . . . . . . . . . . .     9,464      8,332     27,642      24,533
        Changes in assets and liabilities, net of effects of
           acquisitions, divestitures and other changes as
           shown below: . . . . . . . . . . . . . . . . . . .   (16,198)   (13,227)     6,581      12,789
                                                               ---------  ---------  ---------  ----------
              NET CASH FROM OPERATING ACTIVITIES. . . . . . .   (13,379)    (9,644)    33,295      41,493
                                                               ---------  ---------  ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property additions - gas distribution . . . . . . . . . . .   (11,152)   (16,883)   (28,820)    (37,839)
  Property additions - diversified businesses and other . . .    (4,585)    (3,858)   (15,228)    (12,047)
  Proceeds from property sales, net of retirement costs . . .      (214)       838       (350)        636
  Acquisitions of businesses, net of cash acquired. . . . . .         -          -          -        (784)
                                                               ---------  ---------  ---------  ----------
              NET CASH FROM INVESTING ACTIVITIES. . . . . . .   (15,951)   (19,903)   (44,398)    (50,034)
                                                               ---------  ---------  ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net of expenses . . . . . . . . .     1,171        216      1,315         659
  Issuance of trust preferred securities, net of expenses . .         -     10,196          -     134,968
  Issuance of long-term debt, net of repayments and expenses.      (152)      (133)    58,286     136,717
  Net cash change in notes payable. . . . . . . . . . . . . .    25,100     27,735    (37,691)   (253,738)
  Payment of dividends. . . . . . . . . . . . . . . . . . . .    (3,796)    (3,787)   (11,380)    (11,243)
                                                               ---------  ---------  ---------  ----------
              NET CASH FROM FINANCING ACTIVITIES. . . . . . .    22,323     34,227     10,530       7,363
                                                               ---------  ---------  ---------  ----------

CASH AND TEMPORARY CASH INVESTMENTS
  Net increase (decrease) . . . . . . . . . . . . . . . . . .    (7,007)     4,680       (573)     (1,178)
  Beginning of period . . . . . . . . . . . . . . . . . . . .     7,655        228      1,221       6,086
                                                               ---------  ---------  ---------  ----------

  End of period . . . . . . . . . . . . . . . . . . . . . . .  $    648   $  4,908   $    648   $   4,908
                                                               =========  =========  =========  ==========

  CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF
     ACQUISITIONS, DIVESTITURES AND OTHER CHANGES:
        Receivables, net. . . . . . . . . . . . . . . . . . .  $(16,471)  $(13,953)  $  7,532   $  19,591
        Accrued revenue . . . . . . . . . . . . . . . . . . .    (1,335)    (3,196)    18,156      16,064
        Materials, supplies and gas in underground storage. .    (4,373)    (3,426)    (5,289)     (1,334)
        Gas charges recoverable from customers. . . . . . . .        48         25        436         131
        Accounts payable. . . . . . . . . . . . . . . . . . .     1,946      2,707     (6,046)    (14,993)
        Customer advances and amounts payable to customers. .     5,856      3,580     (2,264)     (5,195)
        Accrued taxes . . . . . . . . . . . . . . . . . . . .    (3,978)    (2,348)    (4,476)     (5,234)
        Other . . . . . . . . . . . . . . . . . . . . . . . .     2,109      3,384     (1,468)      3,759
                                                               ---------  ---------  ---------  ----------
                                                               $(16,198)  $(13,227)  $  6,581   $  12,789
                                                               =========  =========  =========  ==========

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

     NEW ACCOUNTING STANDARD - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137 and SFAS No. 138, which were amendments to SFAS No. 133 (hereinafter collectively referred to as "SFAS 133"). SFAS 133 was effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial position as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
     Certain gas purchase contracts of the Company qualify under the provisions of SFAS 133 and require the recognition of the derivatives at their fair value in the Consolidated Statement of Financial Position as an asset or liability. Upon adoption of SFAS 133 on January 1, 2001, the Company recorded an asset and liability of $1.4 million. At September 30, 2001, the Company had an asset and liability of $.9 million recorded in its Consolidated Statement of Financial Position in accordance with SFAS 133.
     On August 2, 2001 the Company entered into an interest rate swap agreement in order to hedge its $55 million 8% Notes due June 1, 2004. This agreement also qualifies under the provisions of SFAS 133. At September 30, 2001, the Company also had an asset and liability of $.2 million related to this interest rate swap, recorded in its Consolidated Statement of Financial Position in accordance with SFAS 133.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     SUPPLEMENTAL CASH FLOW INFORMATION - Supplemental cash flow information for the three and nine month periods ended September 30, 2001 and 2000 is summarized in the table below.


                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                      ------------------      ---------------------
                                                       2001        2000        2001          2000
                                                      ------      ------      -------      --------
                                                                     (in thousands)
CASH PAID DURING THE PERIOD FOR:
  Interest . . . . . . . . . . . . . . . . . . . . .  $6,361      $2,428      $21,952      $20,509
  Income taxes, net of refunds . . . . . . . . . . .  $    -      $  100      $ 4,258      $ 7,984

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital stock issued for acquisitions. . . . . . .  $    -      $    -      $     -      $ 1,000

DETAILS OF ACQUISITIONS:
  Fair value of assets acquired. . . . . . . . . . .  $    -      $    -      $     -      $ 3,364
  Fair value of liabilities assumed. . . . . . . . .       -           -            -       (1,576)
  Company stock issued . . . . . . . . . . . . . . .       -           -            -       (1,000)
                                                      ------      ------      -------      --------
  Cash paid. . . . . . . . . . . . . . . . . . . . .  $    -      $    -      $     -      $   788
  Less cash acquired . . . . . . . . . . . . . . . .       -           -            -            4
                                                      ------      ------      -------      --------
  Net cash paid for (acquired via) acquisitions. . .  $    -      $    -      $     -      $   784


(2)     SHORT-TERM  BORROWINGS  AND  CAPITALIZATION

     SHORT-TERM BORROWINGS - The Company has $145 million of short-term credit facilities with banks. At September 30, 2001, $49.7 million of the Company's credit facilities were unused.

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

     COMMON STOCK EQUITY - On October 18, 2001 the Company's Board of Directors declared a regular quarterly cash dividend of $0.21 per share on the Company's common stock. The dividend is payable on November 15, 2001 to shareholders of record at the close of business on November 1, 2001.

     In February, May and August 2001, the Company paid quarterly cash dividends of $0.21 per share on its common stock. The total cash dividend for the third quarter of 2001 was approximately $3.8 million of which $.7 million was reinvested by shareholders into common stock of the Company through participation in the Direct Stock Purchase and Dividend Reinvestment Plan
("DRIP"). The total cash dividend for the first ninth months of 2001 was approximately $11.4 million of which $2.0 million was reinvested by shareholders

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


through participation in the DRIP. Beginning in June 2001, the Company began issuing shares of its common stock to the DRIP to meet the dividend reinvestment and stock purchase requirements of the DRIP participants. Previously, the DRIP met these requirements by purchasing Company common stock on the open market. For the first nine months of 2001, the Company issued approximately 78,200 shares to the DRIP. Also, during the three and nine months ended September 30, 2001, the Company issued approximately 6,300 and 15,500 shares of its common stock, respectively, to certain of the Company's employee benefit plans.


(3)     EARNINGS  PER  SHARE

     The computations of basic and diluted earnings per share for the three, nine and twelve months ended September 30, 2001 and 2000 are as follows (in thousands except per share amounts):


                                                   Three Months Ended        Nine Months Ended       Twelve Months Ended
                                                      September 30,             September 30,          September 30,
                                                  ---------------------     --------------------     -------------------
                                                    2001         2000         2001        2000        2001        2000
                                                  --------     --------     --------     -------     -------     -------
BASIC EARNINGS (LOSS) PER
  SHARE COMPUTATION:

  Net income (loss). . . . . . . . . . . . . . .  $(6,645)     $(4,479)     $  (928)     $ 4,171     $11,593     $13,470

  Weighted average common shares outstanding . .   18,109       18,036       18,076       17,982      18,069      17,956

  Earnings (loss) per share-basic. . . . . . . .  $ (0.37)     $ (0.26)     $ (0.05)     $  0.23     $  0.64     $  0.75

DILUTED EARNINGS (LOSS) PER
  SHARE COMPUTATION:
  Net income (loss). . . . . . . . . . . . . . .  $(6,645)     $(4,749)     $  (928)     $ 4,171     $11,593     $13,470
  Adjustment for effect of assumed conversions:
    Preferred convertible stock dividends. . . .        -            -            -            -           -           2
                                                  --------     --------     --------     -------     -------     -------
  Diluted net income (loss). . . . . . . . . . .  $(6,645)     $(4,749)     $  (928)     $ 4,171     $11,593     $13,472
                                                  --------     --------     --------     -------     -------     -------

  Weighted average common shares outstanding . .   18,109       18,036       18,076       17,982      18,069      17,956
  Incremental shares from assumed
    conversions of:
      FELINE PRIDES. . . . . . . . . . . . . . .        -            -            -          358         987         269
      Stock options. . . . . . . . . . . . . . .        -            -            -           16          33          12
      Preferred convertible stock. . . . . . . .        -            -            -            -           -           3
                                                  --------     --------     --------     -------     -------     -------
  Diluted weighted average common
    shares outstanding . . . . . . . . . . . . .   18,109       18,036       18,076       18,356      19,089      18,240
                                                  --------     --------     --------     -------     -------     -------

  Earnings (loss) per share-diluted. . . . . . .  $ (0.37)     $ (0.26)     $ (0.05)     $  0.23     $  0.61     $  0.74

     The stock options and FELINE PRIDES were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2001 and the three months ended September 30,2000, because their effect was antidilutive.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(4)     BUSINESS  SEGMENTS

     Effective January 1, 2001, the Company began operating its engineering services and construction services business segments as one business segment, and started reporting its information technology services business as a reportable business segment. As a result of these changes, the Company is providing segment information for the following four business segments: (1) gas distribution; (2) engineering and construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". For information regarding the determination of a reportable business segment, refer to Note 11 of the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K.
     The Company's gas distribution segment distributes and transports natural gas to approximately 264,000 customers in the state of Michigan and approximately 105,000 customers in the state of Alaska. The engineering and construction ("E & C") services segment currently conducts most of its business in the mid-western, southern and southeastern areas of the United States. The E & C segment's primary service is the installation of underground gas mains and service lines. Other services include the installation of underground water and cable facilities, engineering design services, quality assurance services, testing and certification, global positioning surveys and other related engineering and project management services. The information technology ("IT") service segment is headquartered in Michigan and provides IT infrastructure outsourcing services, application service provider ("ASP") services, Internet service provider ("ISP") services and other IT services with a focus on mid-range computers, particularly the IBM AS-400 platform. The propane, pipelines and storage segment sells approximately 5 million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin and operates natural gas transmission, gathering and storage facilities in Michigan.
     The accounting policies of the operating segments are the same as those described in Notes 1 and 11 of the Notes to the Consolidated Financial
Statements in the Company's 2000 Annual Report on Form 10-K except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the Consolidated Financial Statements. Corporate and other includes corporate related expenses not allocated to segments, intercompany eliminations and results of other smaller operations.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)



                                        Three Months Ended   Nine Months Ended    Twelve Months Ended
                                           September 30,       September 30,         September 30,
                                        ------------------  --------------------  --------------------
                                          2001      2000      2001       2000       2001       2000
                                        --------  --------  ---------  ---------  ---------  ---------
                                                                (in thousands)
OPERATING REVENUES
  Gas Distribution . . . . . . . . . .  $37,653   $35,992   $223,079   $197,608   $333,322   $281,456
  Engineering and Construction . . . .   45,798    38,151    102,843     88,623    140,106    116,146
  Information Technology Services. . .    2,461     1,616      7,608      3,218      9,574      3,218
  Propane, Pipelines and Storage . . .    1,289     1,281      5,407      4,570      7,786      6,408
  Corporate and Other (a). . . . . . .   (6,404)   (6,714)   (17,197)   (16,913)   (23,562)   (20,465)
                                        --------  --------  ---------  ---------  ---------  ---------
    Total Operating Revenues . . . . .  $80,797   $70,326   $321,740   $277,106   $467,226   $386,763
                                        ========  ========  =========  =========  =========  =========

OPERATING INCOME (LOSS)
  Gas Distribution . . . . . . . . . .  $(2,153)  $ 1,110   $ 30,692   $ 35,117   $ 58,451   $ 55,336
  Engineering and Construction . . . .    3,373     3,495      1,387        863      4,225      2,737
  Information Technology Services. . .      117       154        353        281        553        281
  Propane, Pipelines and Storage . . .      271       249      1,353        997      1,886      1,903
  Corporate and Other. . . . . . . . .     (849)     (985)    (3,005)    (2,294)    (4,043)    (2,951)
                                        --------  --------  ---------  ---------  ---------  ---------
    Total Operating Income . . . . . .  $   759   $ 4,023   $ 30,780   $ 34,964   $ 61,072   $ 57,306
                                        ========  ========  =========  =========  =========  =========

(a) Includes the elimination of intercompany engineering and construction services revenue of $4,187,000 $10,049,000 and $14,020,000 for the three, nine and twelve months ended September 30, 2001, respectively, and $5,330,000, $14,111,000 and $17,651,000 for the three, nine and twelve months ended September 30, 2000, respectively. Also includes the elimination of intercompany information technology services revenue of $2,173,000 $7,063,000 and $9,400,000 for the three, nine and twelve months ended September 30, 2001, respectively, and $1,348,000, $2,696,000 and $2,696,000 for the three, nine and twelve months ended September 30, 2000, respectively.

     On October 26, 2001, the Company announced a redirection of its business strategy. Refer to Note 6 for further detail.


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

          OTHER - In the normal course of business, the Company may be a party to certain lawsuits and administrative proceedings before various courts and government agencies. These lawsuits and proceedings may involve personal injury, property damage, contractual issues and other matters. Management cannot predict the ultimate outcome of any pending or threatening litigation or of actual or possible claims; however, management believes resulting liabilities, if any, will not have a material adverse impact upon the Company's financial position or results of operations.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(6)     SUBSEQUENT  EVENTS

     On October 26, 2001 the Company announced a redirection of its business strategy. The Company plans to restructure corporate, business unit and operational structures. This will involve the integration and common operation of the Company's Michigan and Alaska gas distribution divisions and the closure of the Company's E&C headquarters in Houston and related consolidation of administrative functions in Michigan. The redirection will also involve the divestiture of the Company's engineering services business and certain regions of the construction business that are not likely to contribute to shareholder value in the near term. The new strategy will concentrate more on profitable growth within each line of business and less on acquisitions.

     As a result of the redirected strategy and reorganization, the Company anticipates taking a one-time after tax charge to earnings in the fourth quarter of 2001, of up to $11 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS  OF  OPERATIONS

     SEMCO Energy, Inc. and its subsidiaries (the "Company") had a net loss of $6.6 million (or $0.37 per share) for the quarter ended September 30, 2001 compared to a net loss of $4.7 million (or $0.26 per share) for the quarter ended September 30, 2000. All references to earnings per share in the Management's Discussion and Analysis are on a diluted basis. For information related to the calculation of diluted earnings per share, refer to Note 3 of the Notes to the Consolidated Financial Statements. On a weather-normalized basis, the net loss for the three months ended September 30, 2001 would have been approximately $6.3 million (or $0.35 per share) compared to a net loss of approximately $4.8 million (or $0.26 per share) for the same period of the prior year.
     The Company had a net loss of $.9 million (or $0.05 per share) for the nine months ended September 30, 2001 compared to net income of $4.2 million (or $0.23 per share) for the nine months ended September 30, 2000. On a weather-normalized basis, the Company would have had net income of approximately $2.8 million (or $0.15 per share) for the nine months ended September 30, 2001 compared to approximately $7.6 million (or $0.41 per share) for the same period of the prior year.
     Net income for the twelve months ended September 30, 2001 was $11.6 million (or $0.61 per share) compared to $13.5 million (or $0.74 per share) for the twelve months ended September 30, 2000. On a weather-normalized basis, net income would have been approximately $15.9 million (or $0.83 per share) for the twelve months ended September 30, 2001, compared to approximately $18 million (or $.98 per share) for the same period ended September 30, 2000.
     The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual income is earned during the first and fourth quarters of the year. The acquisition of ENSTAR in November of 1999 significantly expanded the Company's gas distribution business and, as a result, has made this seasonal cycle even more pronounced by contributing additional earnings during the first and fourth quarters and additional losses during the second and third quarters of the year. In addition, the Company's engineering and construction services business segment is also seasonal in nature and makes most of its income during the summer and fall months and incurs losses during the winter and spring months. Therefore, the Company's results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of results for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


RESULTS  OF  OPERATIONS  (CONTINUED)


                                          Three Months Ended   Nine Months Ended    Twelve Months Ended
                                             September 30,       September 30,         September 30,
                                          ------------------  --------------------  --------------------
                                            2001      2000      2001       2000       2001       2000
                                          --------  --------  ---------  ---------  ---------  ---------
                                                     (in thousands, except per share amounts)
Operating revenues . . . . . . . . . . .  $80,797   $70,326   $321,740   $277,106   $467,226   $386,763
  Operating expenses . . . . . . . . . .   80,038    66,303    290,960    242,142    406,154    329,457
                                          --------  --------  ---------  ---------  ---------  ---------
Operating income . . . . . . . . . . . .  $   759   $ 4,023   $ 30,780   $ 34,964   $ 61,072   $ 57,306
  Other income and (deductions). . . . .   (7,790)   (8,290)   (21,830)   (24,722)   (29,063)   (32,921)
  Income tax (provision) credit. . . . .    2,536     1,622     (3,427)    (3,210)   (11,822)    (8,054)
                                          --------  --------  ---------  ---------  ---------  ---------
Income before dividends on
  trust preferred securities . . . . . .  $(4,495)  $(2,645)  $  5,523   $  7,032   $ 20,187   $ 16,331
  Dividends on trust preferred
    securities, net of income tax. . . .    2,150     2,104      6,451      2,861      8,594      2,861
                                          --------  --------  ---------  ---------  ---------  ---------
Net income available to common
  shareholders . . . . . . . . . . . . .  $(6,645)  $(4,749)  $   (928)  $  4,171   $ 11,593   $ 13,470
Earnings per share ("EPS"):
  Basic. . . . . . . . . . . . . . . . .  $ (0.37)  $ (0.26)  $  (0.05)  $   0.23   $   0.64   $   0.75
  Diluted. . . . . . . . . . . . . . . .  $ (0.37)  $ (0.26)  $  (0.05)  $   0.23   $   0.61   $   0.74

Average common shares outstanding. . . .   18,109    18,036     18,076     17,982     18,069     17,956

Impact on net income of colder (warmer)
  than normal weather. . . . . . . . . .  $  (394)  $    19   $ (3,728)  $ (3,386)  $ (4,337)  $ (4,496)

Weather-normalized net income. . . . . .  $(6,251)  $(4,768)  $  2,800   $  7,557   $ 15,930   $ 17,966
Weather-normalized EPS:
  Basic. . . . . . . . . . . . . . . . .  $ (0.35)  $ (0.26)  $   0.15   $   0.42   $   0.88   $   1.00
  Diluted. . . . . . . . . . . . . . . .  $ (0.35)  $ (0.26)  $   0.15   $   0.41   $   0.83   $   0.98

     The Company operates four reportable business segments: (1) gas distribution; (2) engineering and construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". Refer to Note 4 of the Notes to the Consolidated Financial Statements for further information regarding business segments and a summary of operating revenues and operating income by business segment.
     The business segment analyses and other discussions on the next several pages provide additional information regarding variations in operating results when comparing the three, nine and twelve month periods ended September 30, 2001 to the same periods of the prior year. The Company evaluates the performance of its business segments based on the operating income generated. Operating income does not include income taxes, interest expense, extraordinary items, changes in accounting methods or other non-operating income and expense items. A review of the non-operating items follows the business segment discussions.
     On October 26, 2001, the Company announced a redirection of its business strategy. The redirection is discussed later in the section entitled "SUBSEQUENT EVENTS".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION

     The Company's gas distribution business segment consists of operations in Michigan and Alaska. ENSTAR, the Alaska-based operation, was acquired on November 1, 1999. The acquisition of ENSTAR was accounted for as a purchase and, therefore, the consolidated financial statements and the table below include the results of ENSTAR's operations since November 1, 1999. The Michigan gas distribution operation and ENSTAR are referred to together as the "Gas Distribution Business".
     The Gas Distribution Business reported an operating loss of $2.2 million for the quarter ended September 30, 2001, compared to operating income of $1.1 million for the quarter ended September 30, 2000. On a weather-normalized basis, the operating loss of the Gas Distribution Business would have been approximately $1.5 million for the third quarter of 2001 compared to operating income of approximately $1.1 million for the same period of the prior year.


                                            Three Months Ended    Nine Months Ended    Twelve Months Ended
                                              September 30,         September 30,         September 30,
                                           --------------------  --------------------  --------------------
                                             2001       2000       2001       2000       2001       2000
                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                                (dollars in thousands)
Gas sales revenues. . . . . . . . . . . .  $ 32,146   $ 30,545   $ 202,415  $ 172,438  $ 303,289  $ 246,687
Cost of gas sold. . . . . . . . . . . . .    17,118     14,961     125,745     98,050    189,640    142,456
                                           ---------  ---------  ---------  ---------  ---------  ---------
  Gas sales margin. . . . . . . . . . . .  $ 15,028   $ 15,584   $  76,670  $  74,388  $ 113,649  $ 104,231
Gas transportation revenue. . . . . . . .     4,931      5,023      18,332     22,815     26,300     31,682
Other operating revenue . . . . . . . . .       576        424       2,332      2,355      3,733      3,087
                                           ---------  ---------  ---------  ---------  ---------  ---------
  Gross margin. . . . . . . . . . . . . .  $ 20,535   $ 21,031   $  97,334  $  99,558  $ 143,682  $ 139,000
Operating expenses. . . . . . . . . . . .    22,688     19,921      66,642     64,441     85,231     83,664
                                           ---------  ---------  ---------  ---------  ---------  ---------
Operating income. . . . . . . . . . . . .  $ (2,153)  $  1,110   $  30,692  $  35,117  $  58,451  $  55,336
                                           =========  =========  =========  =========  =========  =========

Weather-normalized operating
  income. . . . . . . . . . . . . . . . .  $ (1,503)  $  1,080   $  36,767  $  40,402  $  65,731  $  62,321
                                           =========  =========  =========  =========  =========  =========

Volumes of gas sold (MMcf). . . . . . . .     5,901      6,072      42,662     38,592     65,123     55,562
Volumes of gas transported (MMcf) . . . .     9,549      9,106      31,399     35,771     44,334     48,475
Number of customers at end of period. . .   369,231    361,228     369,231    361,228    369,231    361,228
Degree Days . . . . . . . . . . . . . . .       320        317       4,515      4,567      7,236      7,002
Percent colder (warmer) than normal . . .       3.6%       8.6%     (9.0)%     (8.8)%     (6.0)%     (6.9)%

     The  amounts  in  the  above  table  include  intercompany  transactions.

     GAS SALES MARGIN - During the third quarter of 2001, gas sales margin decreased by $.6 million when compared to the third quarter of 2000. The decrease is due primarily to higher gas costs compared to the third quarter of 2000, offset partially by the addition of new customers and customers switching from the Company's aggregated transportation services ("ATS") program back to general gas sales service.
     Weather during the third quarter of 2001 was 3.6% colder than normal in Michigan and Alaska combined, while the weather during the third quarter of 2000 was 8.6% colder than normal. However, in Alaska, weather was 5.2% warmer than normal during the third quarter of 2001 compared to 15.8% colder than normal during the third quarter of 2000. Under normal weather conditions, gas sales margin for the quarter ended September 30, 2001 would have been higher by approximately $.7 million while gas sales margin for the quarter ended September 30, 2000 would have been lower by less than $.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     Gas costs have been higher in 2001 primarily as a result of purchasing gas with a higher thermal content than in 2000. This trend is now diminishing but will not likely reverse during the remainder of the year. Other factors contributing to higher gas costs in 2001 are an increase in unaccounted-for gas and the release of pipeline capacity in 2000, which reduced the Company's 2000 gas costs.
     The ATS program, which was effective April 1, 1998, provides all Michigan commercial and industrial customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees. Distribution and customer fees associated with customers who switch to third-party gas suppliers are recorded in gas transportation revenue rather than gas sales revenue, because the Company acts as a transporter for those customers. During 2000 and 2001, certain ATS customers switched back to the Company's general gas sales service because the third-party suppliers they were utilizing stopped participating in the ATS program, primarily due to a significant increase in the market price of natural gas.
     Gas sales margin for the nine months ended September 30, 2001 increased by $2.3 million, when compared to the nine months ended September 30, 2000. The increase is due primarily to the addition of new customers and customers switching from the Company's ATS program back to general gas sales service, offset partially by the impact of weather and higher gas costs discussed previously.
     Weather during both the nine months ended September 30, 2001 and the nine months ended September 30, 2000 was approximately 9% warmer than normal in Michigan and Alaska combined. However, temperatures in Alaska during the first nine months of 2001 were approximately 11% warmer than normal compared to approximately 2% warmer than normal during the same period of 2000. Under normal weather conditions, gas sales margin for the nine months ended September 30, 2001 and 2000 would have been higher by approximately $6.1 million and $5.3 million, respectively.
     Gas sales margin for the twelve months ended September 30, 2001 increased by $9.4 million, when compared to the twelve months ended September 30, 2000. The increase is attributable primarily to an increase in gas sales as a result of the addition of new customers, and customers switching from the Company's ATS program back to general gas sales service, and a full twelve months of gas sales margin from ENSTAR compared to only eleven months during the twelve months ended September, 30, 2000. These items were offset partially by the impact of weather and higher gas costs.
     Weather during the twelve months ended September 30, 2001 was 6% warmer than normal in Michigan and Alaska combined, while the weather during the twelve months ended September 30, 2000 was approximately 7% warmer than normal. Under normal weather conditions, gas sales margin for the twelve months ended September 30, 2001 and 2000 would have been higher by approximately $7.3 million and $7.0 million, respectively.

     GAS TRANSPORTATION REVENUE - For the three months and nine months ended September 30, 2001, gas transportation revenue decreased by $.1 million and $4.5 million, respectively, when compared to the same periods ended September 30, 2000. The decrease for the nine-month period was caused primarily by customers switching from the ATS program back to the Company's general gas sales service and a decrease in standard transportation revenue. The decrease in standard transportation revenue was due to reduced consumption as a result of the softening of the economy and a few of the Company's industrial and large commercial customers switching to alternative fuels earlier in the year due to high natural gas prices. The decrease in earnings caused by these items will likely not reverse during the remainder of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     Transportation revenue for the twelve months ended September 30, 2001 decreased by $5.4 million when compared to the same period ended September 30, 2000. The decrease was due to the impact of ATS customers switching from the ATS program back to general gas sales service during the period and reduced standard transportation revenue. These items were offset partially by a full twelve months of transportation revenue from ENSTAR during the twelve months ended September 30, 2001 compared to only eleven months during the twelve months ended September, 30, 2000. As discussed above, under the ATS program, the Company charges ATS customers the same distribution fees and customer fees that are charged to general gas sales service customers.

     OTHER OPERATING REVENUE - Other operating revenues for the twelve months ended September 30, 2001 were $3.7 million compared to $3.1 million for the twelve months ended September 30, 2000. The $.6 million increase was due primarily to a bonus received for completing on schedule the installation of a large diameter transmission pipeline for a customer, offset partially by a decrease in service fees associated with the ATS program.

     OPERATING EXPENSES - The operating expenses of the Gas Distribution Business for the three months ended September 30, 2001 and 2000 were $22.7 million and $19.9 million, respectively. The $2.8 million increase is made up of a number of items. Operations and maintenance expenses increased by approximately $1.1 million due primarily to increased employee related costs. General business tax expense also increased by approximately $1.2 million, due primarily to property tax reductions recorded during the third quarter of 2000 offset partially by a reduction in property taxes in 2001 as a result of new property valuation tables approved by the state of Michigan. Lastly, depreciation and amortization expense increased by $.5 million, due primarily to additional property, plant and equipment placed in service.
     During the nine months ended September 30, 2001 and 2000, operating expenses were $66.6 million and $64.4 million, respectively. The $2.2 million increase includes a $1.3 million increase in depreciation and amortization expenses, a $.6 million increase in general business tax expense and a $.3 million increase in operation and maintenance expense. These increases were caused primarily by the same items causing the variance in the third quarter.
     Operating expenses for the twelve months ended September 30, 2001 increased by $1.6 million when compared to the twelve months ended September 30, 2000. A full twelve months of operations at ENSTAR accounts for approximately $1.0 million of the increase in operating expenses. The remaining increase of $.6 million relates to the Michigan gas distribution operation and includes offsetting increases and decreases in expenses.
     Depreciation expense at the Michigan operation, when comparing the twelve-month periods, increased by approximately $1.5 million. This increase was offset by a decrease of approximately $.9 million in general business tax expense. This decrease was due primarily to lower property tax expense as a result of new property valuation tables approved by the state of Michigan, offset by a reduction in property taxes recorded in the third quarter of 2000 based on pending appeals of prior years' personal property tax assessments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     REGULATORY MATTERS - During 2000, the Company filed certain revenue requirement and cost of service information with the Regulatory Commission of Alaska ("RCA") as required by the October 1999 order approving the transfer of ownership of ENSTAR. In November 2000, the RCA issued an order requesting additional information in order to ensure that ENSTAR's rates are just and reasonable. The order also appointed a hearing examiner and established certain procedures. The order indicated that, if changes in ENSTAR's existing rates are required, such changes would be applied on a prospective basis. On March 5, 2001, the RCA issued an additional order granting ENSTAR's motion to use a 2000 test year, accepting a proposed procedural schedule, and finding that, because the proceeding was taking longer than expected, ENSTAR should show cause why its current rates should not be made interim and refundable effective April 6, 2001. The hearing on this issue of the interim and refundable rates was held on April 4, 2001. The RCA issued an order on May 21, 2001 concluding that ENSTAR's rates should not be made interim and refundable pending the RCA's final determination in the rate case. In June 2001, the Company filed updated revenue requirement information using a 2000 test year. The updated information indicated that ENSTAR's return on equity ("ROE") was 12.75% based on its existing rates versus the 15.65% allowed ROE. In August 2001, the Company filed a cost of service study using 2000 as the test year. The Public Advocacy Section of the RCA filed its testimony in October 2001. The hearing and proceeding will be held in December 2001. The Company believes that ENSTAR's rates are just and reasonable but cannot predict the outcome of the proceeding.
     The fixed gas charge program for the Michigan gas distribution operation will expire on March 31, 2002. For information regarding the current fixed gas charge of $3.24 per thousand cubic feet ("Mcf") refer to Note 2 of the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K. The Company applied for and received approval from the City Commission of Battle Creek ("CCBC") to extend the fixed gas charge program until March 31, 2005 for customers located in the City of Battle Creek, Michigan and surrounding communities. During the three-year extension period, the Company will charge customers in the geographic areas subject to the regulatory jurisdiction of the CCBC a fixed charge of $4.96 per Mcf.
     The Company filed an application with the Michigan Public Service Commission ("MPSC") in September 2001 to extend its fixed charge program until March 31, 2005 and increase the current fixed charge for all remaining Michigan customers. However, the Company was unable to reach an agreement with the MPSC and other interested parties on a fixed customer charge for natural gas for the three years of the proposed extended period. As a result, the Company has withdrawn its application. The Company will instead reinstate its gas cost recovery ("GCR") pricing mechanism when the current fixed gas charge program expires on March 31, 2002. Under the GCR mechanism, the Company's customers in the geographic areas subject to the regulatory jurisdiction of the MPSC will be charged an amount that allows the Company to recoup its cost of purchased natural gas. The MPSC has the authority to adjust the GCR factor based on the variability in natural gas prices. The MPSC suspended the Company's GCR clause in April 1999 when the current fixed gas charge program went into effect.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


ENGINEERING  AND  CONSTRUCTION  (CONTINUED)


                                       Three Months Ended  Nine Months Ended  Twelve Months Ended
                                         September 30,       September 30,       September 30,
                                       ------------------  -----------------  -------------------
                                        2001       2000      2001     2000      2001       2000
                                       -------    -------  --------  -------  --------   --------
                                                             (in thousands)
Operating revenues. . . . . . . . . .  $45,798    $38,151  $102,843  $88,623  $140,106   $116,146
Operating expenses. . . . . . . . . .   42,425     34,656   101,456   87,760   135,881    113,409
                                       -------    -------  --------  -------  --------   --------
Operating income (loss) . . . . . . .  $ 3,373    $ 3,495  $  1,387  $   863  $  4,225   $  2,737
                                       =======    =======  ========  =======  ========   ========

Feet of pipe and cable installed. . .    2,543      2,521     5,125    5,448     7,646      7,514
Billed engineering hours. . . . . . .       58         53       150      241       201        334

     The  amounts  in  the  above  table  include  intercompany  transactions.

     OPERATING REVENUES - The operating revenues of the E & C Business for the three and nine months ended September 30, 2001 were $45.8 million and $102.8 million, respectively, which is a $7.6 million and $14.2 million increase over the same periods ended September 30, 2000, respectively. This represents a 20% increase in revenues for the three-month period and a 16% increase for the nine-month period. The increase is due primarily to a large multi-year construction project in the southeastern region of the United States as well as increased construction revenues in other regions of the country offset partially by lower revenues from engineering and telecommunications projects.
     Operating revenues for the twelve months ended September 30, 2001 were $140.1 million, an increase of $24.0 million (or 21%) over the same period ended September 30, 2000. The increase is due primarily to the same items discussed above and the timing of business acquisitions. Two of the E & C business acquisitions were made during the twelve months ended September 30, 2000. Refer to Note 3 of the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K for the acquisition dates of all E & C businesses acquired during the past three years.

     OPERATING INCOME - Operating income for the third quarter of 2001 was $3.4 million compared to operating income of $3.5 million for the third quarter of 2000. The small decrease in 2001 was attributable primarily to lower margins on work at certain business units and a slow-down in telecommunications work, offset partially by profits on the large, multi-year construction project in the southeastern region of the United States.
     The E & C Business had operating income of $1.4 million for the nine months ended September 30, 2001 compared to operating income of $.9 million for the nine months ended September 30, 2000. Operating income for the twelve months ended September 30, 2001 increased by $1.5 million to $4.2 million when compared to the twelve months ended September 30, 2000. The improved results during the nine and twelve months ended September 30, 2001 were due primarily to the large construction project mentioned previously, offset partially by lower margin work and less telecommunications work in certain regions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


INFORMATION  TECHNOLOGY  SERVICES

     This is the first year that the Company is reporting its information technology ("IT") services business as a separate business segment. This business, under the Aretech Information Services name, began operations in May of 2000 and provides IT infrastructure outsourcing services, application service provider ("ASP") services and other IT services with a focus on mid-range computers, particularly the IBM AS-400 platform. Aretech is also an internet service provider ("ISP").


                            Three Months Ended        Nine Months Ended        Twelve Months Ended
                              September 30,             September 30,            September 30,
                           -------------------       -------------------       -------------------
                            2001         2000         2001         2000         2001         2000
                           ------       ------       ------       ------       ------       ------
                                                        (in thousands)
Operating revenues. . . .  $2,461       $1,616       $7,608       $3,218       $9,574       $3,218
Operating expenses. . . .   2,344        1,462        7,255        2,937        9,021        2,937
                           ------       ------       ------       ------       ------       ------
Operating income. . . . .  $  117       $  154       $  353       $  281       $  553       $  281
                           ======       ======       ======       ======       ======       ======

     The  amounts  in  the  above  table  include  intercompany  transactions.

     OPERATING REVENUES - Operating revenues for the IT services business for the three months ended September 30, 2001 were $2.5 million compared to $1.6 million for the three months ended September 30, 2000. The increase in 2001 is due primarily to providing IT services for all affiliates of the Company and the addition of non-affiliate customers and ISP services. During the first nine months of 2000, the IT services business was only providing services to the Michigan gas distribution operation and corporate office. Operating revenues for the nine and twelve months ended September 30, 2001 were $7.6 million and $9.6 million, respectively.

     OPERATING INCOME - Operating income for the IT business for the third quarter of 2001 was $.1 million, which was essentially unchanged from operating income for the third quarter of 2000. Operating income for the nine and twelve months ended September 30, 2001 was $.4 million and $.6 million, respectively.


PROPANE,  PIPELINES  AND  STORAGE


                            Three Months Ended         Nine Months Ended        Twelve Months Ended
                               September 30,             September 30,            September 30,
                           --------------------       -------------------       -------------------
                            2001          2000         2001         2000         2001         2000
                           ------        ------       ------       ------       ------       ------
                                                         (in thousands)
Operating revenues . . . .  $1,289       $1,281       $5,407       $4,570       $7,786       $6,408
Operating expenses . . . .   1,018        1,032        4,054        3,573        5,900        4,505
                           ------        ------       ------       ------       ------       ------
Operating income . . . . .  $  271       $  249       $1,353       $  997       $1,886       $1,903
                            ======       ======       ======       ======       ======       ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


PROPANE,  PIPELINES  AND  STORAGE  (CONTINUED)

     OPERATING REVENUES - The operating revenues of the Company's propane, pipelines and storage business for the three, nine and twelve months ended
September 30, 2001 were $1.3 million, $5.4 million and $7.8 million, respectively, compared to $1.3 million, $4.6 million and $6.4 million, respectively, for the same periods ended September 30, 2000. The increases during the nine- and twelve-month periods were due primarily to higher propane distribution revenues. The increase in propane revenues was due to an increase in the market price of propane.

     OPERATING INCOME - The operating income from the propane, pipelines and storage business for the nine months ended September 30, 2001, when compared to the same period of 2000, increased by $.4 million due primarily to better propane margins. Operating income for the three and twelve months ended September 30, 2001 was $.3 million and $1.9 million, which was essentially unchanged from the same periods ended September 30, 2000.


OTHER  INCOME  AND  DEDUCTIONS


                                       Three Months Ended   Nine Months Ended    Twelve Months Ended
                                          September 30,       September 30,         September 30,
                                       ------------------  --------------------  --------------------
                                         2001      2000      2001       2000       2001       2000
                                       --------  --------  ---------  ---------  ---------  ---------
                                                              (in thousands)
Interest expense. . . . . . . . . . .  $(8,123)  $(8,304)  $(23,876)  $(26,405)  $(32,384)  $(35,364)
Other income. . . . . . . . . . . . .      333        14      2,046      1,683      3,321      2,443
                                       --------  --------  ---------  ---------  ---------  ---------
  Total other income (deductions) . .  $(7,790)  $(8,290)  $(21,830)  $(24,722)  $(29,063)  $(32,921)
                                       ========  ========  =========  =========  =========  =========

     INTEREST EXPENSE - Interest expense for the three, nine and twelve months ended September 30, 2001 decreased by $.2 million, $2.5 million and $3 million, respectively, when compared to the same periods ended September 30, 2000. The decrease is due primarily to lower debt levels as a result of refinancing short-term debt with trust preferred securities and FELINE PRIDES during the second and third quarters of 2000, offset slightly by additional debt to finance the Company's capital expenditure programs. The bridge loan, utilized to finance the acquisition of ENSTAR, was outstanding during the first half of 2000, while during the first half of 2001, the Company had long-term debt and trust preferred securities outstanding. As a result, interest expense is down primarily because the dividends on the trust preferred securities are reported separately from interest expense. Interest expense for the first nine and twelve months ended September 30, 2000 also included $2.1 million of non-recurring income recognized during the first quarter of 2000 on terminated interest rate swaps.

     OTHER INCOME - Other income for the three and nine months ended September 30, 2001 increased by $.3 million, when compared to the same periods ended September 30, 2000. The increase was due primarily to higher allowances for funds used during construction ("AFUDC") and other miscellaneous items. For the twelve months ended September 30, 2001, other income increased by $.9 million, to $3.3 million when compared to the twelve months ended September 30, 2000. This increase was due primarily to AFUDC, as discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


INCOME  TAX  PROVISION

     Income taxes for the three months ended September 30, 2001 decreased by $.9 million when compared to the same period ended September 30, 2001. Income taxes for the nine and twelve months ended September 30, 2001 increased by $.2 million and $3.8 million, respectively, when compared to the same periods ended September 30, 2000. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes and dividends on trust preferred securities and any adjustments necessary for compliance with tax laws and regulations.


DIVIDENDS  ON  TRUST  PREFERRED  SECURITIES,  NET  OF  INCOME  TAX

     The Company issued trust preferred securities and FELINE PRIDES during the second quarter of 2000. These securities are described in Note 5 of the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K. Dividends on these securities, net of income tax, for the three, nine and twelve months ended September 30, 2001 were approximately $2.2 million, $6.5 million and $8.6 million, respectively.


LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH FLOWS FROM INVESTING - The following table identifies capital investments for the three and nine months ended September 30, 2001 and 2000:


                                                              Three Months Ended     Nine Months Ended
                                                                 September 30,         September 30,
                                                              ------------------    ------------------
                                                               2001       2000       2001       2000
                                                              -------    -------    -------    -------
                                                                            (in thousands)
Capital investments:
  Property additions - gas distribution. . . . . . . . . . .  $11,152    $16,883    $28,820    $37,839
  Property additions - diversified businesses and other. . .    4,585      3,858     15,228     12,047
  Business acquisitions (a). . . . . . . . . . . . . . . . .        -          -          -      1,784
                                                              -------    -------    -------    -------
                                                              $15,737    $20,741    $44,048    $51,670
                                                              =======    =======    =======    =======

     (a)  Includes  net cash paid, deferred payments and the value, at the time of issuance, of  Company  stock  issued  for  acquisitions.

     The Company has spent approximately $44 million on property additions during the first nine months of 2001 and anticipates spending approximately $6 million on property additions during the remainder of 2001.

     CASH FLOWS FROM OPERATIONS - Net cash from operating activities for the three months and nine months ended September 30, 2001, when compared to the same periods of the prior year, decreased by $3.7 million and $8.2 million, respectively. The change in operating cash flows is influenced significantly by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

     CASH FLOWS FROM FINANCING - Net cash provided by financing activities during the three months and nine months ended September 30, 2001 decreased by $11.9 million and increased by $3.2 million, respectively, when compared to the same periods ended September 30, 2000.


                                                           Three Months Ended    Nine Months Ended
                                                              September 30,        September 30,
                                                           ------------------  ---------------------
                                                             2001      2000      2001        2000
                                                           --------  --------  ---------  ----------
                                                                        (in thousands)
Cash provided by (used in) financing activities:
  Issuance of common stock. . . . . . . . . . . . . . . .  $ 1,171   $   216   $  1,315   $     659
  Issuance of trust preferred securities. . . . . . . . .        -    10,196          -     134,968
  Issuance of long-term debt, net of redemptions. . . . .     (152)     (133)    58,296     136,717
  Net cash change in notes payable. . . . . . . . . . . .   25,100    27,735    (37,691)   (253,738)
  Payment of dividends. . . . . . . . . . . . . . . . . .   (3,796)   (3,787)   (11,380)    (11,243)
                                                           --------  --------  ---------  ----------
                                                           $22,323   $34,227   $ 10,540   $   7,363
                                                           ========  ========  =========  ==========

     In October 2001 the Company's Board of Directors declared a regular quarterly cash dividend of $0.21 per share on the Company's common stock. The dividend is payable on November 15, 2001 to shareholders of record at the close of business on November 1, 2001.
     Also during June 2001, the Company issued $60 million of 8% Senior Notes due 2016. Interest on the Senior Notes is payable quarterly. The proceeds from the sale of the Senior Notes were used to repay short-term debt and for general corporate purposes.

     FUTURE FINANCING - In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of short-term lines of credit. When appropriate, the Company will refinance its short-term lines with long-term debt, common stock or other long-term financing instruments. The Company has short-term credit facilities of $145 million. $49.7 million of these short-term credit facilities were unused at September 30, 2001.
     In March 2000, a registration statement on Form S-3 ("registration statement") filed by the Company and SEMCO Capital Trust I, SEMCO Capital Trust II and SEMCO Capital Trust III ("Capital Trusts") with the Securities and Exchange Commission became effective. At September 30, 2001, there was $164 million of available financing remaining under the Company's registration statement.

     The Company's ratio of earnings to fixed charges was 1.41 for the twelve months ended September 30, 2001. On a pro forma basis, assuming that common stock of the Company was issued in place of the FELINE PRIDES, the ratio of earnings to fixed charges would have been 1.76. Holders of FELINE PRIDES are obligated to purchase Company stock in August 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


SUBSEQUENT  EVENTS

     On October 26, 2001 the Company announced a redirection of its business strategy. The Company plans to restructure corporate, business unit and operational structures. This will involve the integration and common operation of the Company's Michigan and Alaska gas distribution divisions and the closure of the Company's E&C headquarters in Houston and related consolidation of administrative functions in Michigan. The redirection will also involve the divestiture of the Company's engineering services business and certain regions of the construction business that are not likely to contribute to shareholder value in the near term. The new strategy will concentrate more on profitable growth within each line of business and less on acquisitions.
     As a result of the redirected strategy and reorganization, the Company anticipates taking a one-time after tax charge to earnings in the fourth quarter of 2001, of up to $11 million and expects to reduce annual costs by an estimated $1.8 million after tax beginning in 2002. The Company now expects 2001 earnings per share of $.47 to $.53 exclusive of the one time charge and assuming normal weather for the fourth quarter. The Company also expects that, under normal weather conditions, 2002 earnings per share will be $.87 to $.95.


RECENT  ACCOUNTING  PRONOUNCEMENTS

     In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2000 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.
     These  statements  will  be  adopted  by  the  Company  on January 1, 2002.
Goodwill amortization will cease as of December 31, 2001, which will reduce annual amortization expense by approximately $2.8 million after income taxes (or $0.15 per share based on the current level of outstanding common stock). The Company will be required to complete an impairment test at the date of adoption and then perform subsequent impairment tests on the remaining goodwill balance at least annually. If an impairment test of goodwill shows that the carrying amount of the goodwill is in excess of the fair value, a corresponding impairment loss would be recorded in the consolidated statements of income. The Company has not yet determined the financial impact of adopting these standards.
     In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.
     When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is currently studying the new standard but has yet to quantify the effects of adoption on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


RECENT  ACCOUNTING  PRONOUNCEMENTS  (CONTINUED)

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and APB No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.
     SFAS No. 144 requires long-lived assets to be measured at the lower of either the carrying amount or of the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.
     SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, will result in the Company accounting for any future impairment or disposal of long-lived assets under the provisions of SFAS No. 144, but will not change the accounting used for previous asset impairments or disposals.

                           PART II - OTHER INFORMATION


ITEM  1.   LEGAL  PROCEEDINGS.

           None.


ITEM  2.   CHANGES  IN  SECURITIES.

           During the third quarter of 2001, the Company issued an aggregate of 6,302 shares of unregistered common stock, valued at $95,100. The stock was issued to members of the Company's Board of Directors in exchange for services rendered.
           These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM  3.   DEFAULT  UPON  SENIOR  SECURITIES.

           Not  applicable.


ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITYHOLDERS.

           Not  applicable.


ITEM  5.   OTHER  INFORMATION.

           Not  applicable.


ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)   List  of  Exhibits  -  (See  page  28  for  the  Exhibit  Index.)

           10.1   Amendment (dated August 10, 2001) to Employment Agreement with
                  William L. Johnson.
           10.2   Deferred Compensation and Stock Purchase Plan for Non-Employee
                  Directors  adopted  August  23,  2001.
           12     Ratio  of  Earnings  to  Fixed  Charges.


     (b)   Reports  on  Form  8-K.

           There were no reports on Form 8-K filed during the third quarter of 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEMCO  ENERGY,  INC.
                                             (Registrant)


Dated:   November  13,  2001
                                        By:  /s/Steven  W.  Warsinske
                                             -----------------------------------
                                             Steven  W.  Warsinske
                                             Vice  President  and Controller and
                                             Principal  Financial  Officer

                                  EXHIBIT INDEX
                                    Form 10-Q
                               Third Quarter 2001


Exhibit
  No.    Description                            Filed Herewith
-------  -------------------------------------  --------------
   10.1    Amendment (dated August 10, 2001)    x
           to Employment Agreement with
           William L. Johnson.
   10.2    Deferred Compensation and Stock      x
           Purchase Plan for Non-Employee
           Directors adopted August 23, 2001.
   12      Ratio of Earnings to Fixed Charges.  x