Form 10-K
period 2001-12-31
SEMCO ENERGY INC
filed 2002-03-27
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark  One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR  THE  FISCAL YEAR ENDED DECEMBER 31, 2001

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For  the  transition  period  from  ___________  to  ___________

                        Commission file number 001-15565

                               SEMCO ENERGY, INC.
             (Exact name of registrant as specified in its charter)

               MICHIGAN                             38-2144267
     (State  of  incorporation)                 (I.R.S.  Employer
                                               Identification  No.)

  28470 13 MILE ROAD, SUITE 300, FARMINGTON HILLS, MICHIGAN         48334
         (Address  of  principal  executive  offices)            (Zip  Code)

                                  248-702-6000
            (Registrant's  telephone  number,  including  area  code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                                Name  of  each  exchange  on
     Title  of  each  class                          which  registered
     -------------------------------------      ----------------------------
     COMMON  STOCK,  $1  PAR  VALUE             NEW  YORK  STOCK  EXCHANGE
     FELINE  PRIDES                             NEW  YORK  STOCK  EXCHANGE
     10 1/4%  TRUST  PREFERRED  SECURITIES      NEW  YORK  STOCK  EXCHANGE


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of February 28, 2002 was $122,563,840 based on 16,298,383 shares held by non-affiliates and the closing price of $7.52 on that day (New York Stock Exchange).

Number of outstanding shares of the Registrant's Common Stock as of February 28, 2002: 18,360,467

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 16, 2002 Annual Meeting of Common Shareholders are incorporated by reference in Part III. Portions of the Registrant's 2001 Annual Report to Shareholders (filed as Exhibit 13 to this Form 10-K) are incorporated by reference in Part I, Item 1 and Part II, Items 5,6, 7, 7A and 8.

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
                CONDITION  AND  RESULTS  OF  OPERATIONS . . . . . . . .     10

ITEM     7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
                MARKET  RISKS . . . . . . . . . . . . . . . . . . . . .     11

ITEM     8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA . . . .     11

ITEM     9.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                ACCOUNTING  AND  FINANCIAL  DISCLOSURE. . . . . . . . .     11

PART  III

ITEM    10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . .     11

ITEM    11.     EXECUTIVE  COMPENSATION . . . . . . . . . . . . . . . .     11

ITEM    12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
                AND  MANAGEMENT . . . . . . . . . . . . . . . . . . . .     11

ITEM    13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. . .     12

PART  IV

ITEM    14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS
                ON  FORM  8-K . . . . . . . . . . . . . . . . . . . . .     12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17


KEY  TO  ABBREVIATED  TERMS



AMR. . . . . . . .  (Automated  Meter  Reading)  a  meter  reading  system  that
                    Employs radio waves to collect natural gas consumption data
APB. . . . . . . .  Accounting  Principles  Board
ATS. . . . . . . .  (Aggregated  Transportation  Service)  a program that allows commercial  and  industrial  gas  distribution  customers in
                    Michigan  to  purchase  their  gas  from  third-party  gas suppliers, with the Company transporting the gas
Bcf. . . . . . . .  A  quantity of natural gas volumes equivalent to one billion cubic  feet
CCBC . . . . . . .  City  Commission  of  Battle  Creek,  Michigan
Degree Day . . . .  A  measure of coldness computed by the number of degrees the average  daily temperature falls below 65 degrees Fahrenheit
DRIP . . . . . . .  Direct  Stock  Purchase  and  Dividend  Reinvestment  Plan
Dth. . . . . . . .  (Dekatherm)  a  quantity  of  heat  energy equivalent to one
                    Million  Britsh  Thermal  Units  (BTU)
FASB . . . . . . .  Financial  Accounting  Standards  Board
FERC . . . . . . .  Federal  Energy  Regulatory  Commission
FOS. . . . . . . .  (Field  Order  System) a computerized dispatching system for
                    Field  service  calls
GCA. . . . . . . .  (Gas  Cost  Adjustment)  a  process  by  which  the  Gas
                    Distribution  business,  through annual gas cost proceedings before  the RCA, can recover the prudent and reasonable cost of  gas  sold
GCR. . . . . . . .  (Gas  Cost  Recovery)  a  process  by  which  the  Gas
                    Distribution  Business,  through annual gas cost proceedings before  the  MPSC  or  CCBC,  can  recover  the  prudent and reasonable  cost  of  gas  sold
Mcf. . . . . . . .  A quantity of natural gas volumes equivalent to one thousand cubic  feet
MMcf . . . . . . .  A  quantity of natural gas volumes equivalent to one million cubic  feet
MPSC . . . . . . .  Michigan  Public  Service  Commission
RCA. . . . . . . .  Regulatory  Commission  of  Alaska
SFAS . . . . . . .  Statement  of  Financial  Accounting  Standards
Tcf. . . . . . . .  A quantity of natural gas volumes equivalent to one trillion cubic  feet.

INFORMATION  ABOUT  FORWARD-LOOKING  STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections of SEMCO Energy, Inc. and its subsidiaries ("the "Company"). Statements that are not historical facts, including statements about the Company's outlook, beliefs, plans, goals, and expectations, are forward-looking statements. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical areas where the Company does business; (iii) the capital intensive nature of the Company's business; (iv) increased competition within the energy industry as well as from alternative forms of energy; (v) the timing and extent of changes in commodity prices for natural gas and propane; (vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) the Company's ability to bid on and win construction contracts; (viii) the impact of energy prices on the amount of projects and business available to the Company's engineering services business and construction services business; (ix) the nature, availability and projected profitability of potential investments available to the Company; (x) the Company's ability to remain in compliance with its debt covenants and accomplish its financing objectives in a timely and cost-effective manner in light of changing conditions in the capital markets; (xi) the Company's ability to operate and integrate acquired businesses in accordance with its plans and (xii) the Company's ability to effectively execute its strategic plan.



                                     PART I


ITEM  1.          BUSINESS

SEMCO  ENERGY,  INC.

SEMCO Energy, Inc. is a diversified energy and infrastructure services company headquartered in southeastern Michigan. It was founded in 1950 as Southeastern Michigan Gas Company. SEMCO Energy, Inc. and its subsidiaries (the "Company") operate four reportable business segments: (1) gas distribution; (2) construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". Effective January 1, 2001, the Company started reporting its information technology business as a reportable business segment. The Company's other business segments are currently the primary customers of the information technology business. Certain smaller subsidiaries or divisions of the Company are not part of the four previously mentioned business segments. Instead, they are included together in a category the Company refers to as "Corporate and other". For information on what constitutes a business segment, refer to Note 10 of the Notes to the Consolidated Financial Statements on page 57 through 58 of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K. The Company had approximately 2,154 employees at December 31, 2001.
     In December, 2001, the Company's board of directors approved plans to redirect the Company's business strategy. The plans involve the restructuring of the Company's corporate, business unit and operational structures and the divestiture of the Company's engineering services business and certain regions of its construction services business. As a result of the planned divestitures, the Company began accounting for and reporting its engineering services segment as a discontinued operation effective with the fourth quarter of 2001. For additional information on the Company's strategic redirection plans and the divestiture of its engineering services business refer to Note 14 of the Notes to the Consolidated Financial Statements on pages 61 and 62 of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.

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



Years ended December 31,                     2001      2000      1999
-----------------------------------------  --------  --------  --------

GAS SALES REVENUE (IN THOUSANDS):
  Residential . . . . . . . . . . . . . .  $201,754  $190,221  $137,407
  Commercial. . . . . . . . . . . . . . .    73,831    62,354    38,451
  Industrial. . . . . . . . . . . . . . .    19,812    18,412     6,763
                                           --------  --------  --------
    Total gas sales revenue (a) . . . . .  $295,397  $270,987  $182,621
                                           ========  ========  ========

GAS TRANSPORTATION REVENUE (IN THOUSANDS)  $ 25,888  $ 30,783  $ 22,369
                                           ========  ========  ========

VOLUMES OF GAS SOLD (MMCF):
  Residential . . . . . . . . . . . . . .    41,529    41,397    28,583
  Commercial. . . . . . . . . . . . . . .    16,032    14,591     8,882
  Industrial. . . . . . . . . . . . . . .     5,566     5,066     1,780
                                           --------  --------  --------
    Total volumes of gas sold (a) . . . .    63,127    61,054    39,245

VOLUMES OF GAS TRANSPORTED (MMCF) . . . .    42,992    48,706    32,417
                                           --------  --------  --------
TOTAL VOLUMES DELIVERED (a) . . . . . . .   106,119   109,760    71,662
                                           ========  ========  ========

(a) Does not include the sale of excess inventory gas to a third party in 2000 and 1999.

     Refer to Note 10 of the Notes to the Consolidated Financial Statements on pages 57 and 58 of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K, for the operating revenues, operating income, assets and other financial information of the Gas Distribution Business for the past three years.

GAS SALES Gas sales revenue is generated primarily through the sale and delivery of natural gas to residential and commercial customers. These customers use natural gas mainly for space heating purposes. Consequently, weather has a significant impact on sales. Given the impact of weather on this business segment, most of its gas sales revenue is earned in the first and fourth quarters of the calendar year. Revenues from gas sales accounted for 66%, 67% and 52% of consolidated operating revenues in 2001, 2000 and 1999, respectively. If operating revenues from the Company's energy marketing business, which was sold effective March 31, 1999, are excluded, gas sales by the Gas Distribution Business would have accounted for 70% of consolidated operating revenues for 1999.
     Competition in the gas sales market arises from alternative energy sources such as electricity, propane and oil. However, this competition is inhibited because of the time, inconvenience and investment for residential and commercial customers to convert to an alternate energy source when the price of natural gas fluctuates. For more information on competition for the Gas Distribution Business, refer to the section titled "Outlook for Gas Distribution" on pages 22 through 24 of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.
     The Company's aggregated transportation service ("ATS") program, which became effective April 1, 1998, provides all Michigan commercial and industrial customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees plus a gas load balancing fee. Refer to the sections titled "Gas Sales Margin" and "Gas Transportation Revenue" on pages 20 and 21 of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K, for further information regarding the impact of the ATS program on gas sales and transportation revenue.

TRANSPORTATION The Gas Distribution Business provides transportation services to its large-volume commercial and industrial customers. This service offers those customers the option of purchasing natural gas directly from producers or marketing companies and utilizing the Gas Distribution Business' distribution network to transport the gas to their facilities.
     Alaska Pipeline Company ("APC") owns and operates the only natural gas transmission lines in its service area that are operated for utility purposes. APC's transmission system delivers natural gas from producing fields in southcentral Alaska to ENSTAR's Anchorage-based gas distribution system. APC's only customer is ENSTAR Natural Gas Company.
     The market price of alternate energy sources such as coal, electricity, oil and steam is the primary competitive factor affecting the demand for transportation. Certain large industrial customers have some ability to convert to another form of energy if the price of natural gas increases significantly. Partially offsetting the impact of price sensitivity has been the use of natural gas as an industrial fuel because of clean air legislation and the resultant pressures on industry and electric utilities to reduce emissions from their plants. For more information regarding the impact of alternative energy sources, refer to the "Outlook for Gas Distribution" section on pages 22 through 24 of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.
     As is the case with many gas distribution utilities, there has been downward pressure on transportation rates due to the potential risk for industrial customers and electric generating plants located in close proximity to interstate natural gas pipelines to bypass the Company and connect directly to such pipelines. However, management is currently unaware of any significant bypass efforts by the Company's customers. The Company has addressed and would continue to address any such efforts by offering special services and rate arrangements designed to retain these customers on the Company's system. Customers in ENSTAR's service territory are currently precluded from bypassing ENSTAR's transportation and distribution system due to the limited availability of gas transmission systems and the large distances between producing fields and the locations of current customers.

CUSTOMER BASE At December 31, 2001, the Michigan gas distribution operation had approximately 267,000 customers. The largest concentration of customers, approximately 110,000, is located in southeastern Michigan. The remaining Michigan customers are located in and around the following communities: Battle Creek, Albion, Holland, Three Rivers, Niles, Marquette and Houghton. The Michigan customer base is diverse and includes residential, commercial and industrial customers. The largest customers include power plants, food production facilities, paper processing plants, furniture manufacturers and others in a variety of other industries. The average number of customers in Michigan has increased by an average of approximately 2.7% annually during the past three years. By contrast, the customer growth rate for the U.S. gas distribution industry has averaged approximately 1.8% annually during the past ten years. However, average annual gas usage per customer has been decreasing slightly because new homes and appliances are much more energy efficient.
     At December 31, 2001, ENSTAR had approximately 108,000 customers in and around the Anchorage, Alaska area including the communities of Big Lake, Bird Creek, Butte, Chugiak, Eagle River, Eklutna, Girdwood, Houston, Indian, Kenai, Knik, Nikiski, Palmer, Peters Creek, Portage, Sterling, Soldotna, Wasilla and Whittier. ENSTAR is the sole distributor of natural gas to the greater Anchorage metropolitan area, and its service area encompasses approximately 50% of the population of Alaska. ENSTAR has two types of customers: gas sales and transportation. Gas sales customers are primarily residential and commercial. ENSTAR provides transportation service, on behalf of gas producers and gas marketers, to power plant sites, a liquified natural gas plant, an ammonia plant, and hundreds of commercial locations. The average number of customers at ENSTAR has increased by an average of approximately 2.8% annually during the past three years.

GAS SUPPLY The Gas Distribution Business has entered into new agreements with BP Gas and Power ("BP") for the three-year period beginning April 1, 2002, under which BP provides the Company's natural gas requirements and manages the Company's natural gas supply and the supply aspects of transportation and storage operations in Michigan. For additional information about these agreements and the agreements they will replace, refer to Note 2 of the Notes to the Consolidated Financial Statements on pages 43 through 46 of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K. The Gas Distribution Business owns underground storage facilities in Michigan with a working capacity of 4.8 billion cubic feet ("Bcf"). In addition, it leases 6.5 Bcf of storage from Eaton Rapids Gas Storage System and 2.5 Bcf from non-affiliates in Michigan. The owned and leased storage capacity equals approximately 35% of the Company's 2001 annual gas sales volumes in Michigan. SEMCO Gas Storage Company (an affiliated company) is a 50% owner of Eaton Rapids Gas Storage System.
     ENSTAR has a gas purchase contract (the "Marathon Contract") with Marathon Oil Company ("Marathon") that has been approved by the Regulatory Commission of Alaska ("RCA") and is a "requirements" contract with no specified daily deliverability or annual take-or-pay quantities. Through 2001, Marathon agreed to deliver all of ENSTAR's gas requirements in excess of those provided for in other gas supply contracts in existence as of May 1, 1988, subject to certain exceptions, until the commitment has been exhausted. Beginning in 2002, ENSTAR's purchase obligations and Marathon's delivery obligations are set at specified annual amounts (21 Bcf in 2002). The contract has a base price and is subject to an annual adjustment based on changes in the price of certain traded oil futures contracts plus reimbursement for any severance taxes and other charges.
     ENSTAR also has an RCA-approved gas purchase contract with the Municipality of Anchorage, Chevron U.S.A., Inc. and ARCO Alaska, Inc. (the "Beluga Contract") which provides for the delivery of up to approximately 220 Bcf of gas through the year 2009 from the Beluga field. The pricing mechanism in the Beluga
Contract  is  similar  to  that  contained  in  the  Marathon  Contract.
     In May 2000, ENSTAR signed a gas supply contract with Anadarko Petroleum and Phillips Alaska (formerly ARCO Alaska) for natural gas deliveries from the Moquawkie gas field beginning in 2002 ("the Moquawkie Contract"). The agreement provides that Anadarko and Phillips will supply ENSTAR's additional supply requirements through 2003, and supply a portion of ENSTAR's needs through 2016. The contract has a base price, subject to annual adjustment based upon 50% of the change in certain inflation measures, of $2.75 per MCF plus reimbursement for any severance taxes and other charges. The contract was approved by the RCA in July 2000.
     In November 2000, ENSTAR signed a gas supply contract with Union Oil Company of California ("Unocal") for natural gas deliveries beginning in 2004. The agreement provides that Unocal will supply ENSTAR's additional supply requirements through 2005, and supply all or a portion of ENSTAR's needs in years beyond 2005 based upon additional commitments that may be made by Unocal. Gas supplied under the contract will be priced annually according to a 36-month daily average price of certain traded natural gas futures contracts, subject to a floor price provision that is similar to the price of the Moquawkie contract described above. The contract also provides for reimbursement to the producer of severance taxes and certain transportation costs. The contract received final approval by the RCA in January 2002.
     Based on gas purchases during the twelve months ended December 31, 2001, which are not necessarily indicative of the volume of future purchases, gas reserves committed to ENSTAR under the Marathon, Beluga, Moquawkie and Unocal Contracts are sufficient to supply all of ENSTAR's expected gas supply requirements through the year 2004. After that time supplies will still be available under these contracts in accordance with their terms, but at least a portion of ENSTAR's requirements are expected to be satisfied outside the terms of these contracts, as currently in effect.
     ENSTAR's gas supply source, primarily though the Marathon, Beluga, Moquawkie and Unocal Contracts, is confined to the Cook Inlet area with no direct access to other natural gas pipelines. However, the Cook Inlet area is home to major gas producing fields, with proven and producing reserves of approximately 2.1 trillion cubic feet ("Tcf"). An additional 2.3 Tcf of undiscovered gas in the Cook Inlet area has been estimated by the United States Geological Survey and Minerals Management Service.
     The Michigan-based gas distribution operation is served by four major interstate pipelines: (1) Panhandle Eastern Pipe Line Company; (2) Northern
Natural Gas Company; (3) Great Lakes Gas Transmission Company and (4) ANR Pipeline Company.

RATES AND REGULATION The gas distribution customers located in the City of Battle Creek, Michigan and surrounding communities are subject to the jurisdiction of the City Commission of Battle Creek ("CCBC"). The Michigan Public Service Commission ("MPSC") has jurisdiction over the remaining Michigan customers. ENSTAR is subject to regulation by the RCA. These regulatory bodies have jurisdiction over, among other things, rates, accounting procedures, and standards of service.
     For information on regulatory matters including recent regulatory orders, filings and rate cases, refer to Note 2 of the Notes to the Consolidated Financial Statements on pages 43 through 46 of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference from
Exhibit 13 to this Form 10-K. As of the date of filing of this Form 10-K report, ENSTAR has not received a final order on its rate case but expects to receive it during the first half of 2002.

ENVIRONMENTAL MATTERS The Gas Distribution Business currently owns seven Michigan sites which formerly housed manufactured gas plants. In the earlier part of the 20th century, gas was manufactured from processes using coal, coke or oil. By-products of this process have left some contamination at these sites. The Gas Distribution Business is in compliance with State of Michigan rules which require companies to take "due care" steps to insure that the sites are safe. The Gas Distribution Business has closed one site with the approval of the appropriate regulatory authority in the State of Michigan and has developed plans to conduct field investigations at two other sites. For further information, refer to Note 13 of the Notes to the Consolidated Financial Statements on pages 60 and 61 of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.


DIVERSIFIED  BUSINESSES

The Company's diversified businesses have grown during the past three years primarily through the acquisition of construction services businesses. The following table shows operating revenues for each of the diversified businesses, including intercompany revenues, for 1999 through 2001:




Years Ended December 31,            2001      2000     1999
--------------------------------  --------  --------  -------
                                         (in thousands)
Operating Revenues
Construction Services. . . . . .  $126,205  $105,231  $58,272
Information technology services.    10,275     5,184        -
Propane, Pipelines and Storage .     7,443     6,949    6,284

The  amounts  in  the  above  table  include  intercompany  transactions.

     As previously discussed, the Company began accounting for its engineering services segment as a discontinued operation effective with the fourth quarter of 2001. Accordingly, its operating results are segregated and reported as discontinued operations in the Consolidated Statements of Income, with prior years restated. Refer to Note 10 of the Notes to the Consolidated Financial Statements on pages 57 and 58 of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K, for each of the diversified business' operating revenues, operating income, assets and other financial information for the past three years.


CONSTRUCTION  SERVICES

The Company's construction services segment ("Construction Services") operates in the mid-western, southern and southeastern areas of the United States and has offices in Florida, Georgia, Illinois, Iowa, Kansas, Michigan and Texas. Its primary service is the installation of underground natural gas mains and service lines. Construction Services also provides underground construction services to the telecommunications and water supply industries. As of December 31, 2001, Construction Services was comprised of six companies that were all acquired since mid-1997: (1) Sub-Surface Construction Co.; (2) K&B Construction, Inc.;
(3) Iowa Pipeline Associates, Inc.; (4) Flint Construction Co.; (5) Long's Underground Technologies, Inc.; and (6) KLP Construction Co. The construction businesses are organized as subsidiaries of NATCOMM, Inc., a first-tier subsidiary of the Company. There is additional information regarding these acquisitions in Note 3 of the Notes to the Consolidated Financial Statements on pages 46 and 47 of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.

     Construction Services had operating revenues, excluding intercompany transactions, of $113.2 million, $95.5 million and $50.0 million in 2001, 2000 and 1999, respectively. These operating revenues accounted for 25% and 23% of consolidated operating revenues in 2001 and 2000, respectively, and 18% of consolidated operating revenues, excluding energy marketing operating revenues, during 1999. Construction Services' business is seasonal in nature. Most of the profits from this segment are made during the summer and fall months.
Construction Services generally incurs losses during the winter months when underground construction is inhibited by weather.
     Construction Services competes with small and medium-sized regional underground facilities contractors as well as in-house utility construction operations. The natural gas construction services industry is comprised of a highly fragmented group of companies focused primarily on regional or local markets. For more information on competition for Construction Services and the company's goals and expectations for this business under its redirected strategy, refer to the section titled "Outlook for Construction Services" on pages 25 and 26 of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.


INFORMATION  TECHNOLOGY  SERVICES

2001 is the first year that the Company is reporting its information technology ("IT") services business as a separate business segment. This business, under the Aretech Information Services name ("Aretech") began operations in April 2000 and provides IT infrastructure outsourcing services, and other IT services with a focus on mid-range computers, particularly the IBM I-Series (AS-400) platform. The Company's other business segments currently account for approximately 90% of IT services revenue. However, the Company believes there is a growing trend by small to mid-sized companies to outsource certain information technology functions. The Company also believes the trend towards outsourcing large mainframe computers is now moving to include mid-range computers. The Company's goal is to capitalize on its internal expertise in this area and position itself to take advantage of these trends. Aretech's business strategy is focused on IT infrastructure outsourcing services and business-to-consumer and business-to-business internet commerce.
     Aretech competes with businesses that range from small local firms to large international companies, as well as the in-house IT departments of potential customers. Aretech is an early provider in the mid-range computer outsourcing market and, as the market expands, it is likely that new competition will arise from other firms that possess the necessary technical skills.


PROPANE,  PIPELINES  AND  STORAGE

The Company's pipelines and storage business consists of three pipelines and a gas storage facility, all of which are located in Michigan. The Company has a partial ownership interest in one of the pipelines and an equity interest in the gas storage facility. Refer to Item 2 of this Form 10-K for additional information on each pipeline and storage facility such as its location and customers. The Company also owns a propane distribution business (known as "Hotflame"). Hotflame supplies more than 4 million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin. Because propane is used principally for heating, most of the operating income for the propane business is generated in the first and fourth quarters of the calendar year.
     Propane is transported easily in pressurized containers and is generally the fuel used in rural areas where natural gas pipelines and distribution systems do not exist or are not economical to build. The Company purchases the majority of its propane from BP Canada Energy Marketing Corp. (formerly "Amoco Canada Marketing Corporation"). The propane operation competes with other energy sources such as natural gas, fuel oil, electricity and other regional propane providers. The basis of the competition is generally price and service. The propane business has become increasingly competitive and less profitable.
The Company will continue to assess the strategic fit of the propane business over the coming years.

ITEM  2.          PROPERTIES


GAS  DISTRIBUTION

The gas delivery system of the Michigan gas distribution operation included approximately 160 miles of gas transmission pipelines and 5,363 miles of gas distribution pipelines at December 31, 2001. The pipelines are located throughout the southern half of Michigan's lower peninsula (centered around the cities of Port Huron, Albion, Battle Creek and Holland) and also in the central and western areas of Michigan's upper peninsula. At December 31, 2001, ENSTAR's gas delivery system included approximately 396 miles of gas transmission pipelines and 2,352 miles of gas distribution pipelines. ENSTAR's pipelines are located in Anchorage and other communities around the Cook Inlet area of Alaska.
     The distribution system and service lines of the Gas Distribution Business are, for the most part, located on or under public streets, alleys, highways and other public places, or on private property not owned by the Company with permission or consent, except to an inconsequential extent, of the individual owners. The distribution systems and service lines located on or under public streets, alleys, highways and other public places were all installed under valid rights and consents granted by appropriate local authorities.
     The Gas Distribution Business owns underground gas storage facilities in eight depleted salt caverns and three depleted gas fields, together with measuring, compressor and transmission facilities. The storage facilities are all located in Michigan. The aggregate working capacity of the storage system is approximately 4.8 Bcf.
     The Gas Distribution Business also owns meters and service lines, gas regulating and metering stations, garages, warehouses and other buildings necessary and useful in conducting its business. It also leases a significant portion of its computer and transportation equipment.


CONSTRUCTION  SERVICES

The tangible properties of Construction Services include equipment required for the installation, repair or replacement of underground pipelines or similar items. This includes primarily equipment necessary for excavation such as backhoes, trenchers, directional drills and dump trucks. This equipment can be driven or carried on trailers from one worksite to another. Substantially all of Construction Services' equipment at December 31, 2001 was located in Florida, Georgia, Illinois, Iowa, Kansas, Michigan, Tennessee and Texas.


INFORMATION  TECHNOLOGY  SERVICES

The properties of this business segment consist of leasehold improvements, office equipment, telecommunications equipment and computer equipment. These properties are located in an office building located in Marysville, Michigan and an office building leased in St. Clair, Michigan.


PROPANE,  PIPELINES  AND  STORAGE

The principal properties of this business segment include interests and operations in propane distribution, natural gas transmission and an underground gas storage system.
     The Company owns a 50% equity interest in the Eaton Rapids Gas Storage System ("ERGSS"). The Company's equity investment in the ERGSS totaled $4.1 million at December 31, 2001. This system, located near Eaton Rapids, Michigan, became operational in March 1990 and consists of approximately 12.8 Bcf of underground storage capacity. The Gas Distribution Business leases 6.5 Bcf of the capacity.
     The property of the propane distribution operation consists primarily of pressurized propane storage tanks used by customers to store propane purchased from the Company and trucks for transporting propane. The Company also owns large propane storage tanks that allow the Company to store up to 258,000 gallons of propane inventory. The propane distribution property is all located in Michigan's upper peninsula and northeast Wisconsin.

     The following table sets forth the pipeline operations wholly or partially owned by the Company, the total net property of the project, the Company's ownership percentage and net property at December 31, 2001:



                               Total         The Company's     The Company's
                           Net Property    Percent Ownership    Net Property
                           -------------  -------------------  --------------
                                       (in thousands of dollars)
Litchfield Lateral. . . .  $       9,087                  33%  $        3,029
Greenwood Pipeline. . . .          6,051                 100%           6,051
Eaton Rapids Pipeline . .            671                 100%             671
                           -------------                       --------------
                           $      15,809                       $       9,751
                           =============                       ==============

     The Litchfield Lateral is a 31-mile pipeline located in southwest Michigan. The line, which is leased entirely to ANR Pipeline Company, links the ERGSS with interstate pipeline supplies. The Litchfield Lateral began operations in July 1992.
     The Greenwood Pipeline, an 18.5-mile pipeline constructed in 1991, connects an interstate pipeline with the Detroit Edison Greenwood Power Plant located near Port Huron, Michigan. The pipeline provides transportation services to the Greenwood Power Plant and to the Gas Distribution Business' service area north of Port Huron. In 1999, the pipeline received upgrades which allowed the Company to serve additional peak load generation units at the Greenwood site. The Greenwood Pipeline has a capacity of 271 million cubic feet (MMcf") per day. There is an agreement between the Company and Detroit Edison whereby Detroit Edison has contracted for 259 MMcf per day, of this capacity. The Company also has an agreement with its Gas Distribution Business for the remainder (12 MMcf per day) of the pipeline capacity.
     The Eaton Rapids Pipeline is a 37-mile pipeline that provides direct delivery of gas from the ERGSS to the Gas Distribution Business' systems in Battle Creek and Albion, Michigan. The original 30-mile line was purchased in 1986. The seven-mile extension to the ERGSS was completed in 1990.


CORPORATE  AND  OTHER

The properties of the Corporate and other segment include leasehold improvements, office furniture, office equipment, computers and computer systems. These properties are located in an office building located in Port Huron, Michigan and an office building leased in Farmington Hills, Michigan.


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



       2001  Price  Range                  2000  Price  Range
----------------------------------  ---------------------------------
2001            High      Low       2000            High      Low
----------------------------------  ---------------------------------
First Quarter.  $15.4375  $13.1875  First Quarter   $     14  $ 10.75
Second Quarter  $  15.95  $  13.61  Second Quarter  $     15  $11.125
Third Quarter.  $  15.75  $  14.05  Third Quarter   $16.9375  $ 12.25
Fourth Quarter  $  14.85  $   9.45  Fourth Quarter  $16.6250  $ 13.75

     See the cover page of this Form 10-K for a recent stock price and the number of shares outstanding. The Company issued unregistered shares of its common stock in connection with certain acquisition transactions during 2000 and 1999 (for additional information, refer to Notes 3 and 5 of the Notes to the Consolidated Financial Statements on pages 46 and 47 and pages 49 through 51, respectively, of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K). See Selected Financial Data in Item 6 of this Form 10-K for the number of registered common shareholders at year-end for the past five years. The Company had 9,321 registered common shareholders at February 28, 2002.

DIVIDENDS

For information regarding dividends, see Notes 5 and 15 of the Notes to the Consolidated Financial Statements on pages 49 through 51 and 63 of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K, and Selected Financial Data in Item 6 of this Form 10-K.


ITEM  6.          SELECTED  FINANCIAL  DATA
For the information required pursuant to this item, refer to the section titled "Selected Financial Data" in the Company's 2001 Annual Report to Shareholders, pages 64 and 65, which information is incorporated herein by reference from
Exhibit  13  to  this  Form  10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the information required pursuant to this item, refer to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report to Shareholders, pages 16 through 33, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.

ITEM  7A.        QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET RISK

For the information required pursuant to this item, refer to the section titled "Market Risk Information" on page 32 of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.


ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

For the information required pursuant to this item, refer to the following sections of the Company's 2001 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K:

     Report  of  Independent  Public  Accountants,  page  34
     Consolidated  Statements  of  Income,  page  35
     Consolidated  Statements  of  Financial  Position,  page  36
     Consolidated  Statements  of  Cash  Flow,  page  37
     Consolidated  Statements  of  Capitalization,  page  38
     Consolidated Statements of Changes in Common Shareholders' Equity, page 39 Notes to the Consolidated Financial Statements, pages 40 through 63


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                     PART III


ITEM  10.         DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The information appearing under the captions "Information About Directors and Executive Officers" in the Company's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company's April 16, 2002 Annual Meeting of Common Shareholders is incorporated by reference herein.


ITEM  11.         EXECUTIVE  COMPENSATION

The information appearing under the caption "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 16, 2002 Annual Meeting of Common Shareholders is incorporated by reference herein. There are no compensation committee interlocks or insider participation.


ITEM  12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  appearing  under  the  caption  "Stock  Outstanding and Voting
Rights" in the Company's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company's April 16, 2002 Annual Meeting of Common Shareholders is incorporated by reference herein.

ITEM  13.         CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information appearing under the caption "Employment and Related Agreements" in the Company's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company's April 16, 2002 Annual Meeting of Common Shareholders is incorporated by reference herein.



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



                                                         Pages in 10-K
                                                         -------------
    Report of Independent Public Accountants. . . . . .             13

    Schedule II - Consolidated Valuation and Qualifying
    Accounts for the years ended December 31, 2001,
    2000 and 1999 . . . . . . . . . . . . . . . . . . .             14


(a)  3     Exhibits,  including  those  incorporated  by reference are listed on pages  15  and  16  of  this  10-K.

(b)     Reports  on  Form  8-K.

     The Company filed the following Form 8-K Reports during the fourth quarter of 2001: (1) report filed on October 23, 2001, to announce that Sebastian Coppola, Senior Vice President and Chief Financial Officer had left the Company, and (2) report filed on November 9, 2001 to announce that the Company's Michigan gas division had withdrawn its request to extend its Customer Choice Program, which included a frozen gas cost.

(c) The Exhibits, if any, filed herewith are identified in Item 14(a) 3 above.

(d) The financial statement schedules filed are identified under Item 14(a) 2 above.

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS



To  SEMCO  Energy,  Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of SEMCO Energy, Inc. included in this Form 10-K, and have issued our report thereon dated February 7, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in item 14 (a) 2 is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur  Andersen  LLP

Detroit,  Michigan,
February  7,  2002

SCHEDULE  II



                                        SEMCO ENERGY, INC.

                   SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                      (THOUSANDS OF DOLLARS)



                                                                        DEDUCTIONS
                                                      ADDITIONS FOR    FROM RESERVE
                                            BALANCE     PROVISIONS    FOR PURPOSE FOR    BALANCE
                                           BEGINNING     CHARGED     WHICH THE RESERVE     END
     DESCRIPTION                           OF PERIOD    TO INCOME      WAS PROVIDED     OF PERIOD
-----------------------------------------  ---------  -------------  -----------------  ---------
YEAR ENDED DECEMBER 31, 2001
----------------------------

Allowances for doubtful accounts
  deducted from receivables in the
  Statement of Financial Position. . . . .  $1,436       $1,410             $997         $1,849
                                            ======       ======             ====         ======

Reserves for restructuring costs
  included in current liabilities in the
  Statement of Financial Position. . . . .  $    0       $2,338             $  0         $2,338
                                            ======       ======             ====         ======

Allowances and reserves for
  discontinued operations included
  in current liabilities in the
  Statement of Financial Position. . . . .  $    0       $7,409             $  0         $7,409
                                            ======       ======             ====         ======





YEAR ENDED DECEMBER 31, 2000
----------------------------

Allowances for doubtful accounts
  deducted from receivables in the
  Statement of Financial Position. . . . .  $1,080       $1,186             $830         $1,436
                                            ======       ======             ====         ======





YEAR ENDED DECEMBER 31, 1999
----------------------------

Allowances for doubtful accounts
  deducted from receivables in the
  Statement of Financial Position. . . . .  $  632       $1,115             $667         $1,080
                                            ======       ======             ====         ======


EXHIBITS,  INCLUDING  THOSE  INCORPORATED  BY  REFERENCE


                                                                           Filed
                                                                     -------------------
Exhibit                                                                           By
  No.                        Description                             Herewith  Reference
-------  ----------------------------------------------------------  --------  ---------

 3.(i)   Articles of Incorporation of SEMCO Energy, Inc., as
         restated June 25, 1999.(g) . . . . . . . . . . . . . . . .               x
 3.(ii)  Bylaws--last  revised  December  13,  2001 . . . . . . . .    x
 4.1     Note Agreement dated as of June 1, 1994, relating to
         issuance of $80,000,000 of long-term debt.(a). . . . . . .               x
 4.2     Rights Agreement dated as of April 15, 1997 with
         Continental Stock Transfer & Trust Company, as Rights
         Agent.(c). . . . . . . . . . . . . . . . . . . . . . . . .               x
 4.3     Note Agreement dated as of October 1, 1997, relating to
         issuance of $60,000,000 of long-term debt.(e). . . . . . .               x
 4.4     Form of Indenture relating to Senior Debt Securities
         dated as of October 23, 1998, with Bank One Trust Company
         (formerly NBD Bank) as Trustee.(f) . . . . . . . . . . . .               x
 4.5     First Supplemental Indenture relating to Senior Debt
         Securities dated as of June 16, 2000, with Bank One
         Trust Company as Trustee.(i) . . . . . . . . . . . . . . .               x
 4.6     Second Supplemental Indenture relating to Senior Debt
         Securities dated as of June 29, 2000, with Bank One
         Trust Company as Trustee.(i) . . . . . . . . . . . . . . .               x
 4.7     Indenture relating to Subordinated Debentures dated as of
         April 19, 2000, with Bank One Trust Company, Trustee.(j) .               x
 4.8     First Supplemental Indenture relating to Subordinated
         Debentures dated as of April 19, 2000, with Bank One
         Trust Company, as Trustee.(j). . . . . . . . . . . . . . .               x
10       Material  Contracts.
10.1     Short-Term Incentive Plan as amended June 10, 1999.(g) . .               x
10.2     1997 Long-Term Incentive Plan.(b). . . . . . . . . . . . .               x
10.3     Employment Agreement dated October 10, 1996, with
         William L. Johnson.(d) . . . . . . . . . . . . . . . . . .               x
10.4     Amendment (dated August 10, 2001) to Employment
         Agreement with William L. Johnson.(m). . . . . . . . . . .               x
10.5     Executive Security Agreement.(k) . . . . . . . . . . . . .               x
10.6     Split-Dollar Agreement.(k) . . . . . . . . . . . . . . . .               x
10.7     SEMCO Energy, Inc. Deferred Compensation Plan (for
         certain executive and management employees).(h). . . . . .               x
10.8     Form of Change in Control Agreement (for certain
         officers).(j). . . . . . . . . . . . . . . . . . . . . . .               x
10.9     Form of Change of Control Employment Agreement dated
         as of March 1, 2000 (for certain officers).(j) . . . . . .               x
10.10    Executive Security Trust.(k) . . . . . . . . . . . . . . .               x
10.11    Stock Option Plan of 2000.(l). . . . . . . . . . . . . . .               x
10.12    Deferred Compensation and Stock Purchase Plan for
         Non-Employee Directors revised December 13, 2001.. . . . .    x
10.13    Stock Grant Plan for Non-Employee Directors
         adopted August 23, 2001. . . . . . . . . . . . . . . . . .    x
10.14    Employment Agreement dated as of June 1, 2001
         with Marcus Jackson. . . . . . . . . . . . . . . . . . . .    x
10.15    Change of Control Employment Agreement dated as of
         June 1, 2001 with Marcus Jackson.. . . . . . . . . . . . .    x
12       Ratio of Earnings to Fixed Charges.. . . . . . . . . . . .    x
13       SEMCO Energy, Inc. 2001 Annual Report to Shareholders,
         pages 16-65. . . . . . . . . . . . . . . . . . . . . . . .    x
21       Subsidiaries of the Registrant.. . . . . . . . . . . . . .    x
23       Consent of Independent Public Accountants. . . . . . . . .    x
24       Power of Attorney. . . . . . . . . . . . . . . . . . . . .    x
99       Proxy Statement dated March 14, 2002.(n) . . . . . . . . .    x

Key  to  Exhibits  Incorporated  by  Reference
(a) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
(b)     Filed  March  6,  1997  as  part  of  SEMCO  Energy,  Inc.'s  1997 Proxy
        Statement,  dated  March  7,  1997,  File  No.     0-8503.
(c)     Filed  with  SEMCO  Energy,  Inc.'s  Form 10-K for 1996, dated March 27,
        1997,  File  No.  0-8503.
(d) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 1997, File No. 0-8503.
(e) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1997, File No. 0-8503.
(f) Filed with SEMCO Energy, Inc.'s Registration Statement, Form S-3, Nos. 333-58715 and 333-58715-01, filed July 8, 1998.
(g) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended June 30, 1999, File No. 0-8503.
(h)     Filed  with  SEMCO  Energy,  Inc.'s  Form 10-K for 1999, dated March 20,
        2000,  File  No.  001-15565.
(i) Filed with SEMCO Energy, Inc.'s Form 8-K dated July 26, 2000, File No. 001-15565.
(j) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 2000, File No. 001-15565.
(k) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 2000.
(l)     Filed  with  SEMCO  Energy,  Inc.'s  Form 10-K for 2000, dated March 30,
        2001,  File  No.  001-15565.
(m) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 2001, File No. 001-15565.
(n) Filed March 11, 2002, pursuant to Rule 14a-6 of the Exchange Act, File No. 001-15565.

                                  - 15 & 16 -

                                   SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SEMCO  ENERGY,  INC.


Date:  March  27,  2002      By  /s/Marcus Jackson
                                 -----------------------------------------------
                                 Marcus Jackson
                                 Chairman, President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




  Signature                                        Title                             Date
-----------------------------  ------------------------------------------------  --------------

/s/Marcus Jackson              Chairman, President and Chief Executive Officer   March 27, 2002
-----------------------------
  Marcus Jackson                    (Director)


/s/John E. Schneider           Senior Vice President, Treasurer and              March 27, 2002
-----------------------------
  John E. Schneider                 Chief Financial Officer (Principal
                                    Financial and Accounting Officer)

/s/John M. Albertine*          Director                                          March 27, 2002
-----------------------------
  John M. Albertine

/s/Daniel A. Burkhardt*        Director                                          March 27, 2002
-----------------------------
  Daniel A. Burkhardt

/s/Edward J. Curtis*           Director                                          March 27, 2002
-----------------------------
  Edward J. Curtis

/s/John T. Ferris*             Director                                          March 27, 2002
-----------------------------
  John T. Ferris

/s/Michael O. Frazer*          Director                                          March 27, 2002
-----------------------------
  Michael O. Frazer

                               Director
-----------------------------
  John R. Hinton

/s/Harvey I. Klein*            Director                                          March 27, 2002
-----------------------------
  Harvey I. Klein

/s/Frederick S. Moore*         Director                                          March 27, 2002
-----------------------------
  Frederick S. Moore

/s/Edith A. Stotler*           Director                                          March 27, 2002
-----------------------------
  Edith A. Stotler

/s/Donald W. Thomason*         Director                                          March 27, 2002
-----------------------------
  Donald W. Thomason

*By /s/Marcus Jackson                                                            March 27, 2002
-----------------------------
  Marcus Jackson
  Attorney-in-fact