Form 10-Q
period 2002-03-31
SEMCO ENERGY INC
filed 2002-05-13
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     (Mark  One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2002

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

The number of outstanding shares of the Registrant's common stock as of April 30, 2002: 18,406,264

                               INDEX TO FORM 10-Q
                               ------------------

                        For Quarter Ended March 31, 2002


                                                                                      Page
                                                                                     Number
                                                                                     ------
COVER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2

INFORMATION  REGARDING  FORWARD-LOOKING  STATEMENTS. . . . . . . . . . . . . . . .      2

PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .      3
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . .. . . . . . . . . . .     15

PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .     26
  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . .     26
  Item 4.  Submission of Matters to a Vote of Securityholders  . . . . . . . . . .     26
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .     26

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28



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


                                          SEMCO ENERGY, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)
                               (In thousands, except per share amounts)

                                                            Three Months Ended   Twelve Months Ended
                                                                March 31,             March 31,
                                                           --------------------  --------------------
                                                             2002       2001       2002       2001
                                                           ---------  ---------  ---------  ---------
OPERATING REVENUES
  Gas sales . . . . . . . . . . . . . . . . . . . . . . .  $122,223   $122,024   $295,596   $296,404
  Gas transportation. . . . . . . . . . . . . . . . . . .     8,315      8,058     26,145     27,343
  Construction services . . . . . . . . . . . . . . . . .    21,874     16,202    118,891     98,820
  Other . . . . . . . . . . . . . . . . . . . . . . . . .     3,499      3,694     11,124     11,099
                                                           ---------  ---------  ---------  ---------
                                                            155,911    149,978    451,756    433,666
                                                           ---------  ---------  ---------  ---------

OPERATING EXPENSES
  Cost of gas sold. . . . . . . . . . . . . . . . . . . .    78,783     80,583    183,172    181,994
  Operations and maintenance. . . . . . . . . . . . . . .    36,619     31,830    167,078    143,136
  Depreciation and amortization . . . . . . . . . . . . .     8,761      8,985     36,281     34,157
  Property and other taxes. . . . . . . . . . . . . . . .     3,129      2,913     11,779      9,677
  Restructuring and impairment charges. . . . . . . . . .         -          -      6,103          -
                                                           ---------  ---------  ---------  ---------
                                                            127,292    124,311    404,413    368,964
                                                           ---------  ---------  ---------  ---------

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . .    28,619     25,667     47,343     64,702

OTHER INCOME (DEDUCTIONS)
  Interest expense. . . . . . . . . . . . . . . . . . . .    (7,674)    (8,001)   (31,457)   (34,231)
  Other . . . . . . . . . . . . . . . . . . . . . . . . .       325        866      1,794      2,634
                                                           ---------  ---------  ---------  ---------
                                                             (7,349)    (7,135)   (29,663)   (31,597)
                                                           ---------  ---------  ---------  ---------
INCOME BEFORE INCOME TAXES AND
  DIVIDENDS ON TRUST PREFERRED SECURITIES . . . . . . . .    21,270     18,532     17,680     33,105

INCOME TAX PROVISION. . . . . . . . . . . . . . . . . . .     7,790      6,904      7,464     11,840
                                                           ---------  ---------  ---------  ---------

NET INCOME BEFORE DIVIDENDS ON TRUST
  PREFERRED SECURITIES. . . . . . . . . . . . . . . . . .    13,480     11,628     10,216     21,265

  Dividends on trust preferred securities, net of
  income taxes. . . . . . . . . . . . . . . . . . . . . .     2,150      2,150      8,603      7,155
                                                           ---------  ---------  ---------  ---------

NET INCOME FROM CONTINUING OPERATIONS . . . . . . . . . .    11,330      9,478      1,613     14,110

DISCONTINUED OPERATIONS
  Loss from engineering services operations, net of
       income taxes . . . . . . . . . . . . . . . . . . .         -       (422)      (720)      (355)
  Estimated loss on divestiture of engineering services
       operations, including provision for losses during
       phase-out period, net of income taxes. . . . . . .         -          -     (4,980)         -
                                                           ---------  ---------  ---------  ---------

NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS. . . . . . . . . . . . . . . . . . . . . .  $ 11,330   $  9,056   $ (4,087)  $ 13,755
                                                           =========  =========  =========  =========

EARNINGS PER SHARE  -  BASIC
  Net income (loss) from continuing operations. . . . . .  $   0.62   $   0.52   $   0.09   $   0.78
  Net income (loss) available to common shareholders. . .  $   0.62   $   0.50   $  (0.22)  $   0.76

EARNINGS PER SHARE  -  DILUTED
  Net income (loss) from continuing operations. . . . . .  $   0.62   $   0.50   $   0.09   $   0.75
  Net income (loss) available to common shareholders. . .  $   0.62   $   0.48   $  (0.22)  $   0.73

CASH DIVIDENDS PAID PER SHARE . . . . . . . . . . . . . .  $   0.21   $   0.21   $   0.84   $   0.84

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . .    18,315     18,057     18,169     18,034

The  accompanying  notes  to  the  consolidated  financial  statements  are an integral part of these statements.


                                 SEMCO ENERGY, INC.
                    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                       ASSETS
                                   (In thousands)




                                                            March 31,   December 31,
                                                               2002         2001
                                                           -----------  -------------
                                                           (Unaudited)

CURRENT ASSETS
  Cash and temporary cash investments, at cost. . . . . .  $      729   $       1,728
  Receivables, less allowances of $2,255 and $1,849 . . .      63,461          64,219
  Accrued revenue . . . . . . . . . . . . . . . . . . . .      27,888          33,153
  Prepaid expenses. . . . . . . . . . . . . . . . . . . .      14,745          22,276
  Gas in underground storage. . . . . . . . . . . . . . .       5,070          12,731
  Materials and supplies, at average cost . . . . . . . .       5,563           5,258
  Gas charges recoverable from customers. . . . . . . . .       1,778           1,994
  Other . . . . . . . . . . . . . . . . . . . . . . . . .       4,208           3,608
                                                           ----------   -------------
                                                              123,442         144,967

PROPERTY, PLANT AND EQUIPMENT
  Gas distribution. . . . . . . . . . . . . . . . . . . .     619,897         613,467
  Diversified businesses and other. . . . . . . . . . . .      94,684          94,514
                                                           ----------   -------------
                                                              714,581         707,981
  Less - accumulated depreciation and impairments . . . .     191,912         183,436
                                                           ----------   -------------
                                                              522,669         524,545

DEFERRED CHARGES AND OTHER ASSETS
  Goodwill, less amortization and impairments of $17,764.     161,084         161,084
  Deferred retiree medical benefits . . . . . . . . . . .       9,666           9,891
  Unamortized debt expense. . . . . . . . . . . . . . . .       7,627           7,831
  Other . . . . . . . . . . . . . . . . . . . . . . . . .      15,522          15,230
                                                           ----------   -------------
                                                              193,899         194,036
                                                           ----------   -------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $  840,010   $     863,548
                                                           ==========   =============



The accompanying notes to the consolidated financial statements are an integral part of  these  statements.


                                    SEMCO ENERGY, INC.
                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                              LIABILITIES AND CAPITALIZATION
                                      (In thousands)




                                                                March 31,    December 31,
                                                                  2002           2001
                                                               -----------  --------------
                                                               (Unaudited)
CURRENT LIABILITIES
  Notes payable and current maturities of long-term debt. . .  $  118,126   $     137,957
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .      23,643          30,410
  Customer advance payments . . . . . . . . . . . . . . . . .      10,060          13,530
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .       8,793           7,665
  Amounts payable to customers. . . . . . . . . . . . . . . .       1,468           1,463
  Accumulated deferred income taxes . . . . . . . . . . . . .       1,135             912
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,423          17,076
                                                               -----------  --------------
                                                                  178,648         209,013

DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes . . . . . . . . . . . . .      33,179          33,149
  Customer advances for construction. . . . . . . . . . . . .      14,165          15,548
  Unamortized investment tax credit . . . . . . . . . . . . .       1,378           1,445
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,611          12,223
                                                               -----------  --------------
                                                                   60,333          62,365

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . .     338,984         338,966

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST
  PREFERRED SECURITIES OF SUBSIDIARIES HOLDING
  SOLELY DEBT SECURITIES OF SEMCO ENERGY, INC.. . . . . . . .     139,405         139,394

COMMON SHAREHOLDERS' EQUITY
  Common stock - $1 par value; 40,000,000 shares authorized;
    18,393,169 and 18,240,143 shares outstanding. . . . . . .      18,393          18,240
  Capital surplus and accumulated other comprehensive income.     116,077         114,895
  Retained earnings (deficit) . . . . . . . . . . . . . . . .     (11,830)        (19,325)
                                                               -----------  --------------
                                                                  122,640         113,810
                                                               -----------  --------------

TOTAL LIABILITIES AND CAPITALIZATION. . . . . . . . . . . . .  $  840,010   $     863,548
                                                               ===========  ==============


The  accompanying  notes  to the consolidated financial statements are an integral part of these  statements.


                                      SEMCO ENERGY, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                        (in thousands)


                                                                          Three Months Ended
                                                                              March 31,
                                                                         --------------------
                                                                           2002       2001
                                                                         ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 11,330   $  9,056
  Adjustments to reconcile net income to net
    cash from operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . . . .     8,761      9,098
        Changes in assets and liabilities, net of effects of
           acquisitions, divestitures and other changes as shown below.     8,592     34,270
                                                                         ---------  ---------
              NET CASH FROM OPERATING ACTIVITIES. . . . . . . . . . . .    28,683     52,424
                                                                         ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property additions - gas distribution . . . . . . . . . . . . . . . .    (7,007)    (7,894)
  Property additions - diversified businesses and other . . . . . . . .      (815)    (4,434)
  Proceeds from property sales, net of retirement costs . . . . . . . .       559       (238)
                                                                         ---------  ---------
              NET CASH FROM INVESTING ACTIVITIES. . . . . . . . . . . .    (7,263)   (12,566)
                                                                         ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net of expenses . . . . . . . . . . . . . .     1,247         33
  Net cash change in notes payable. . . . . . . . . . . . . . . . . . .   (19,831)   (30,728)
  Payment of dividends on common stock. . . . . . . . . . . . . . . . .    (3,835)    (3,792)
                                                                         ---------  ---------
              NET CASH FROM FINANCING ACTIVITIES. . . . . . . . . . . .   (22,419)   (34,487)
                                                                         ---------  ---------

CASH AND TEMPORARY CASH INVESTMENTS
  Net increase (decrease) . . . . . . . . . . . . . . . . . . . . . . .      (999)     5,371
  Beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .     1,728      1,221
                                                                         ---------  ---------

  End of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    729   $  6,592
                                                                         =========  =========


  CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF
     ACQUISITIONS, DIVESTITURES AND OTHER CHANGES:
        Receivables, net. . . . . . . . . . . . . . . . . . . . . . . .  $    758   $ 25,104
        Accrued revenue . . . . . . . . . . . . . . . . . . . . . . . .     5,265      8,626
        Materials, supplies and gas in underground storage. . . . . . .     7,357      6,365
        Gas charges recoverable from customers. . . . . . . . . . . . .       216        226
        Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .    (6,767)    (4,649)
        Customer advances and amounts payable to customers. . . . . . .    (4,848)    (7,664)
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,611      6,262
                                                                         ---------  ---------
                                                                         $  8,592   $ 34,270
                                                                         =========  =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1     -     SIGNIFICANT  ACCOUNTING  POLICIES

     Under the rules and regulations of the Securities and Exchange Commission for Form 10-Q Quarterly Reports, certain footnotes and other financial statement information normally included in the year-end financial statements of SEMCO Energy, Inc. and its subsidiaries (the "Company") have been condensed or omitted in the accompanying unaudited financial statements. These financial statements prepared by the Company should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information in the accompanying financial statements reflects, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the information shown, subject to year-end and other adjustments, as later information may require. Certain reclassifications have been made to the prior periods' financial statements to conform with the 2002 presentation.

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

     NEW  ACCOUNTING  STANDARDS  -  On  January  1,  2002,  the  Company adopted
Statement  of  Financial  Accounting  Standards  ("SFAS")  141,  "Business
Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.
     Effective with the date of adoption of these statements the Company ceased Goodwill amortization, which has reduced amortization expense for the quarter ended March 31, 2002 by approximately $.7 million after income taxes (or $0.04 per share based on the current level of outstanding common stock). The Company is also required to complete an impairment test in the year of adoption, and perform subsequent impairment tests on the remaining goodwill balance at least annually. If an impairment test of goodwill shows that the carrying amount of the goodwill is in excess of the fair value, a corresponding impairment loss would be recorded in the consolidated statements of income. The Company plans to complete impairment tests on its remaining goodwill balances by the end of the second quarter of 2002, at which time it will have a better understanding of the financial impact, if any, of adopting these standards. There was no change in the carrying amount of goodwill for the three months ended March 31, 2002.
     The  following  table  presents what would have been reported as net income
(loss) available to common shareholders and the related per share amounts on a basic and diluted basis in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  1     -     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


                                        Three Months Ended  Twelve Months Ended
                                           March 31,           March 31,
                                        ------------------  -------------------
                                         2002       2001      2002       2001
                                        -------    -------  --------   --------
                                                     (in thousands)
NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS
  Reported net income from
    continuing operations. . . . . . .  $11,330    $9,478   $ 1,613    $14,110
  Loss from discontinued operations. .        -      (422)   (5,700)      (355)
                                        -------    -------  --------   --------
  Reported net income (loss) available
    to common shareholders . . . . . .   11,330     9,056    (4,087)    13,755
  Add back: Goodwill amortization, net
    of income taxes. . . . . . . . . .        -       699     2,106      2,737
                                        -------    -------  --------   --------
  Adjusted net income (loss) available
    to common shareholders . . . . . .  $11,330    $9,755   $(1,981)   $16,492
                                        -------    -------  --------   --------


ADJUSTED EARNINGS PER SHARE - BASIC
  Reported net income from
    continuing operations. . . . . . .  $  0.62    $ 0.52   $  0.09    $  0.78
  Loss from discontinued operations. .        -     (0.02)    (0.31)     (0.02)
                                        -------    -------  --------   --------
  Reported net income (loss) available
    to common shareholders . . . . . .     0.62      0.50     (0.22)      0.76
  Add back: Goodwill amortization, net
    of income taxes. . . . . . . . . .        -      0.04      0.12       0.15
                                        -------    -------  --------   --------
  Adjusted net income (loss) available
    to common shareholders . . . . . .  $  0.62    $ 0.54   $ (0.10)   $  0.90
                                        -------    -------  --------   --------


ADJUSTED EARNINGS PER SHARE - DILUTED
  Reported net income from
    continuing operations. . . . . . .  $  0.62    $ 0.50   $  0.09    $  0.75
  Loss from discontinued operations. .        -     (0.02)    (0.31)     (0.02)
                                        -------    -------  --------   --------
  Reported net income (loss) available
    to common shareholders . . . . . .     0.62      0.48     (0.22)      0.73
  Add back: Goodwill amortization, net
    of income taxes. . . . . . . . . .        -      0.04      0.12       0.15
                                        -------    -------  --------   --------
  Adjusted net income (loss) available
    to common shareholders . . . . . .  $  0.62    $ 0.52   $ (0.10)   $  0.87
                                        -------    -------  --------   --------

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  1     -     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     On January 1, 2002, the Company also adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Board ("APB") Opinion 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business."
     SFAS 144 requires long-lived assets to be measured at the lower of either the carrying amount or the fair value less the cost to sell the assets, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.
     SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS 144 will result in the Company accounting for any future impairment or disposal of long-lived assets under the provisions of SFAS 144, but has not changed the accounting used for previous asset impairments or disposals.
     In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.
     When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is currently studying the new standard but has yet to quantify the effects of adoption on its financial statements.

     SUPPLEMENTAL CASH FLOW INFORMATION - Supplemental cash flow information for the three months ended March 31, 2002 and 2001 is summarized in the table below.


                                       Three Months Ended
                                            March 31,
                                       ------------------
                                        2002        2001
                                       ------      ------
                                         (in thousands)
CASH PAID DURING THE PERIOD FOR:
  Interest. . . . . . . . . . . . . .  $6,342      $7,151
  Income taxes, net of refunds. . . .  $1,600      $    -


NOTE  2     -     SHORT-TERM  BORROWINGS  AND  CAPITALIZATION

     SHORT-TERM BORROWINGS - The Company has $145 million of short-term lines of credit with banks, all of which are committed facilities. At March 31, 2002, $58.2 million of the Company's credit facilities was unused. The Company's lines of credit expire during June and July of 2002 and the Company expects to put in place new lines of credit at that time.

     COMMON STOCK EQUITY - On April 16, 2002, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share on the Company's common stock. The dividend is payable on May 15, 2002 to shareholders of record at the close of business on May 1, 2002.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  2     -     SHORT-TERM  BORROWINGS  AND  CAPITALIZATION  (CONTINUED)

     In February 2002, the Company paid a quarterly cash dividend of $0.21 per share on its common stock. The total cash dividend was approximately $3.8 million of which $.6 million was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan ("DRIP"). During the first quarter of 2002, the Company issued approximately 146,000 shares of Company common stock to meet the dividend reinvestment and stock purchase requirements of its DRIP participants. Also during the first quarter of 2002, the Company: a) issued approximately 7,300 shares of its common stock to certain of the Company's employee benefit plans and b) purchased 16,900 shares of its common stock on the open market to contribute to certain of its employee benefit plans.


NOTE  3     -     RISK  MANAGEMENT  ACTIVITIES  AND  DERIVATIVE  TRANSACTIONS

     The Company's business activities expose it to a variety of risks, including commodity price risk and interest rate risk. The Company's management identifies risks associated with the Company's business and determines which risks it wants to manage and which type of instruments it should use to manage those risks.
     The Company records all derivative instruments it enters into under the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 137 and SFAS 138, which were amendments to SFAS 133 (hereinafter collectively referred to as "SFAS 133"). SFAS 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial position, as either an asset or liability, measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
     Certain gas purchase contracts of the Company qualify under the provisions of SFAS 133 as fair value hedges and require the recognition of the derivatives at their fair value in the Consolidated Statements of Financial Position as an asset or liability. In accordance with SFAS 133, at March 31, 2002 and December 31, 2001, the Company had an asset and liability of $.5 million and $.8 million, respectively, recorded in its Consolidated Statements of Financial Position for these gas purchase contracts.
     An affiliate, in which the Company has a 50% investment, uses an interest rate swap agreement to hedge the variable interest rate payments on its long-term debt. This agreement qualifies under the provisions of SFAS 133 as a cash flow hedge. As a result of this interest rate swap agreement, the Company's Consolidated Statements of Financial Position, at March 31, 2002 and December 31, 2001, reflected a $.6 million and $.7 million reduction, respectively, in the Company's equity investment in the affiliate and in accumulated other comprehensive income.
     In August 2001 the Company entered into an interest rate swap agreement in order to hedge its $55 million 8% Notes due June 1, 2004. This agreement also qualifies under the provisions of SFAS 133 as a fair value hedge. In accordance with SFAS 133, the Company's Consolidated Statements of Financial Position, at March 31, 2002 and December 31, 2001, included an asset of $2.1 million and $1.9 million, respectively, and an increase in long-term debt of $2.1 million and $1.9 million, respectively, for this interest rate swap.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  4     -     EARNINGS  PER  SHARE

     The computations of basic and diluted earnings per share for the three months and twelve months ended March 31, 2002 and 2001 are as follows (in thousands except per share amounts):


                                                                Three Months Ended  Twelve Months Ended
                                                                    March 31,            March 31,
                                                                ------------------  -------------------
                                                                 2002       2001      2002       2001
                                                                -------   --------  --------   --------
                                                                            (in thousands)
BASIC EARNINGS PER SHARE COMPUTATION
        Net income (loss) from continuing operations . . . . .  $11,330   $ 9,478   $ 1,613    $14,110
        Discontinued operations (a). . . . . . . . . . . . . .        -      (422)   (5,700)      (355)
                                                                -------   --------  --------   --------
        Net income (loss) available to common shareholders . .  $11,330   $ 9,056   $(4,087)   $13,755
                                                                -------   --------  --------   --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . .   18,315    18,057    18,169     18,034
                                                                -------   --------  --------   --------

EARNINGS PER SHARE - BASIC
        Net income (loss) from continuing operations . . . . .  $  0.62   $  0.52   $  0.09    $  0.78
        Discontinued operations (a). . . . . . . . . . . . . .        -     (0.02)    (0.31)     (0.02)
                                                                -------   --------  --------   --------
        Net income (loss) available to common shareholders . .  $  0.62   $  0.50   $ (0.22)   $  0.76
                                                                -------   --------  --------   --------

DILUTED EARNINGS PER SHARE COMPUTATION
        Net income (loss) from continuing operations . . . . .  $11,330   $ 9,478   $ 1,613    $14,110
        Adjustment:. . . . . . . . . . . . . . . . . . . . . .        -         -         -          -
                                                                -------   --------  --------   --------
        Adjusted net income (loss) from continuing operations.   11,330     9,478     1,613     14,110
        Discontinued operations (a). . . . . . . . . . . . . .        -      (422)   (5,700)      (355)
                                                                -------   --------  --------   --------
        Net income (loss) available to common shareholders . .  $11,330   $ 9,056   $(4,087)   $13,755
                                                                -------   --------  --------   --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . .   18,315    18,057    18,169     18,034
        Incremental shares from assumed conversions of:
        FELINE PRIDES - stock purchase contracts (b) . . . . .        -       774         -        794
        Stock options. . . . . . . . . . . . . . . . . . . . .       12        26        11         26
                                                                -------   --------  --------   --------
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (b) . . . .   18,327    18,857    18,180     18,854
                                                                -------   --------  --------   --------

EARNINGS PER SHARE - DILUTED
        Net income (loss) from continuing operations . . . . .  $  0.62   $  0.50   $  0.09    $  0.75
        Discontinued operations (a). . . . . . . . . . . . . .        -     (0.02)    (0.31)     (0.02)
                                                                -------   --------  --------   --------
        Net income (loss) available to common shareholders . .  $  0.62   $  0.48   $ (0.22)   $  0.73
                                                                -------   --------  --------   --------

(a)  Effective December 2001, the Company began accounting for the engineering services business as a discontinued  operation.  Accordingly,  its  operating  results  are  segregated  and  reported  as discontinued  operations  in  the  Consolidated  Statement  of  Income,  with prior years restated.
(b)  The  FELINE  PRIDES  were  not included in the computation of diluted earnings per share for the three-  and  twelve  months  period  ending  March  31,  2002  because their effect was antidilutive.


NOTE  5     -     BUSINESS  SEGMENTS

     The Company operates four reportable business segments: (1) gas distribution; (2) construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". For information regarding the determination of reportable business segment, refer to Note 10 of the Notes to the Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  5     -     BUSINESS  SEGMENTS  (CONTINUED)

     The Company's gas distribution segment distributes and transports natural gas to approximately 269,000 customers in the state of Michigan and approximately 109,000 customers in the state of Alaska. The construction services segment ("Construction Services") currently conducts most of its business in the mid-western, southern and southeastern areas of the United States. Its primary service is the installation of underground natural gas mains and service lines. Other services include the installation of underground water and cable facilities. The information technology service segment ("IT Services") is headquartered in Michigan and provides IT infrastructure outsourcing services, and other IT services with a focus on mid-range computers, particularly the IBM I-Series (AS-400) platform. The Company's other business segments currently account for a large portion of IT Services revenues. The propane, pipelines and storage segment sells more than 4 million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin and operates natural gas transmission and storage facilities in Michigan.
     The accounting policies of the operating segments are the same as those described in Notes 1 and 10 of the Notes to the Consolidated Financial
Statements in the Company's 2001 Annual Report on Form 10-K, except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the Consolidated Financial Statements. Corporate and other includes corporate related expenses not allocated to segments, intercompany eliminations and results of other smaller operations.


                                     Three Months Ended   Twelve Months Ended
                                         March 31,             March 31,
                                    --------------------  --------------------
                                      2002       2001       2002       2001
                                    ---------  ---------  ---------  ---------
                                                  (in thousands)
OPERATING REVENUES
  Gas Distribution . . . . . . . .  $131,452   $130,969   $324,848   $327,132
  Engineering and Construction . .    25,581     17,848    133,938    108,525
  Information Technology Services.     2,261      2,210     10,326      7,394
  Propane, Pipelines and Storage .     2,238      2,749      6,932      7,637
  Corporate and Other (a). . . . .    (5,621)    (3,798)   (24,288)   (17,022)
                                    ---------  ---------  ---------  ---------
    Total Operating Revenues . . .  $155,911   $149,978   $451,756   $433,666
                                    =========  =========  =========  =========

OPERATING INCOME (LOSS)
  Gas Distribution . . . . . . . .  $ 30,192   $ 27,959   $ 52,570   $ 62,175
  Engineering and Construction . .    (1,310)    (2,073)      (612)     3,882
  Information Technology Services.       176        152        455        633
  Propane, Pipelines and Storage .       609        736      1,745      1,794
  Corporate and Other. . . . . . .    (1,048)    (1,107)    (6,815)    (3,782)
                                    ---------  ---------  ---------  ---------
    Total Operating Income . . . .  $ 28,619   $ 25,667   $ 47,343   $ 64,702
                                    =========  =========  =========  =========

(a) Includes the elimination of intercompany construction services revenue of $3,707,000 and $15,048,000 for the three and twelve months ended March 31, 2002, respectively, and $1,646,000 and $9,705,000 for the three and twelve months ended March 31, 2001, respectively. Also includes the elimination of intercompany information technology services revenue of $1,870,000 and $9,110,000 for the three and twelve months ended March 31, 2002, respectively and $2,110,000 and $7,142,000 for the three and twelve months ended March 31, 2001, respectively.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  6     -     COMMITMENTS  AND  CONTINGENCIES

     ENVIRONMENTAL MATTERS - Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. The Company owns seven Michigan sites which formerly housed such manufacturing facilities and expects that it will ultimately incur investigation and remedial action costs at some of these sites, and a number of other sites. The Company has closed one site with the approval of the appropriate environmental regulatory authority in the State of Michigan, and has developed plans and conducted preliminary field investigations at two other sites. The extent of the Company's liabilities and potential costs in connection with these sites cannot be reasonably estimated at this time. In accordance with an MPSC accounting order, any environmental investigation and remedial action costs will be deferred and amortized over ten years. Rate recognition of the related amortization expense will not begin until after a prudence review in a general rate case.

     OTHER  -  In  the  normal course of business, the Company may be a party to certain lawsuits and administrative proceedings before various courts and government agencies. These lawsuits and proceedings may involve personal injury, property damage, contractual issues and other matters. Management cannot predict the ultimate outcome of any pending or threatened litigation or of actual or possible claims; however, management believes resulting liabilities, if any, will not have a material adverse impact upon the Company's financial position or results of operations. Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Company's 2001 Annual Report on Form 0-K for further details regarding other commitments and contingencies.


NOTE  7     -     DISCONTINUED  OPERATIONS

In December 2001, the Company's board of directors approved a plan to redirect the Company's business strategy, which includes the divestiture, by sale, of its engineering services business. The planned divestiture of the Company's engineering services business has been accounted for as a discontinued operation and, accordingly, the operating results and the estimated loss on the disposal of this business segment are segregated and reported as discontinued operations in the Consolidated Statements of Income, with prior years restated. In the fourth quarter of 2001, the Company recorded a loss of $5.0 million, net of income taxes, for the estimated loss the Company expects to incur on the disposal of its engineering business segment including estimated losses from operations during the phase-out period. As of March 31, 2002, no adjustments to this estimated loss were required. The Company plans to sell the engineering business before December 2002 but cannot make any assurance that it will be able to do so.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  7     -     DISCONTINUED  OPERATIONS  (CONTINUED)


                                                  Three Months Ended  Twelve Months Ended
                                                       March 31,           March 31,
                                                  ------------------  -------------------
                                                    2002      2001      2002       2001
                                                  -------    -------  --------   --------
                                                               (in thousands)
CONSOLIDATED STATEMENTS OF INCOME  DATA
  Revenues . . . . . . . . . . . . . . . . . . .  $     -    $2,231   $10,016    $17,337
  Operating expenses . . . . . . . . . . . . . .        -     2,919    11,422     18,070
  Operating income (loss). . . . . . . . . . . .        -      (688)   (1,405)      (733)
  Other income (deductions). . . . . . . . . . .        -         4       254        146
  Income taxes . . . . . . . . . . . . . . . . .        -      (262)     (432)      (232)
                                                  -------    -------  --------   --------

  Income (loss) from discontinued operations . .  $     -    $ (422)  $  (720)   $  (355)
                                                  -------    -------  --------   --------

  Estimated loss on divestiture of discontinued
    operations, including provisions for losses
    during phase-out period, net of income
    tax benefits of $2,429.. . . . . . . . . . .        -         -    (4,980)         -
                                                  -------    -------  --------   --------


                                                      March 31,   December 31,
                                                        2002          2001
                                                     ----------  --------------
                                                           (in thousands)
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION DATA
  Current assets. . . . . . . . . . . . . . . . . .  $   3,600   $       4,050
  Property, plant and equipment, net. . . . . . . .        235             250
  Deferred charges and other assets, net. . . . . .          2               2
  Current liabilities . . . . . . . . . . . . . . .     (4,607)         (4,880)
                                                     ----------  --------------
  Net assets of discontinued operations
     held for sale. . . . . . . . . . . . . . . . .  $    (770)  $        (578)
                                                     ----------  --------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS  OF  OPERATIONS

     SEMCO Energy, Inc. and its subsidiaries (the "Company") had net income of $11.3 million (or $0.62 per share) for the quarter ended March 31, 2002 compared to net income of $9.1 million (or $0.48 per share) for the quarter ended March 31, 2001. All references to earnings per share in the Management's Discussion and Analysis are on a diluted basis. For information related to the calculation of diluted earnings per share, refer to Note 4 of the Notes to the Consolidated Financial Statements. On a weather-normalized basis, the net income for the three months ended March 31, 2002 would have been approximately $13.8 million (or $0.75 per share) compared to net income of approximately $11.3 million (or $0.60 per share) for the same period of the prior year.
     The Company had a net loss of $4.1 million for the twelve months ended March 31, 2002 (or $0.22 per share) compared to net income of $13.8 million (or $0.73 per share) for the twelve months ended March 31, 2001. On a weather-normalized basis, net income would have been approximately $1.5 million (or $0.08 per share) for the twelve months ended March 31, 2002, compared to approximately $17.3 million (or $0.91 per share) for the same period ended March 31, 2001. The result for the twelve months ended March 31, 2002 also include several unusual items which reduced net income by $10.8 million. The unusual items include losses from discontinued operations, restructuring charges, asset impairments and other unusual items. Refer to Management's Discussion and Analysis and Note 14 of the Notes to the Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K, for further information regarding these unusual items.
     The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual results of operations is earned during the first and fourth quarters of the year. In addition, the Company's construction services business segment is also seasonal in nature and makes most of its income during the summer and fall months and incurs losses during the winter and spring months. Therefore, the Company's results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of results for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


RESULTS  OF  OPERATIONS  (CONTINUED)


                                                      Three Months Ended   Twelve Months Ended
                                                          March 31,             March 31,
                                                     --------------------  --------------------
                                                       2002       2001       2002       2001
                                                     ---------  ---------  ---------  ---------
                                                      (in thousands, except per share amounts)
Operating revenues. . . . . . . . . . . . . . . . .  $155,911   $149,978   $451,756   $433,666
  Restructuring & impairment charges. . . . . . . .         -          -      6,103          -
  Other operating expenses. . . . . . . . . . . . .   127,292    124,311    398,310    368,964
                                                     ---------  ---------  ---------  ---------
Operating income. . . . . . . . . . . . . . . . . .  $ 28,619   $ 25,667   $ 47,343   $ 64,702
  Other income & (deductions) . . . . . . . . . . .    (7,349)    (7,135)   (29,663)   (31,597)
  Income tax (provision) credit . . . . . . . . . .    (7,790)    (6,904)    (7,464)   (11,840)
                                                     ---------  ---------  ---------  ---------
Income before dividends on trust preferred
  securities & discontinued operations. . . . . . .  $ 13,480   $ 11,628   $ 10,216   $ 21,265
  Dividends on trust preferred
    securities, net of income tax . . . . . . . . .    (2,150)    (2,150)    (8,603)    (7,155)
                                                     ---------  ---------  ---------  ---------
Net income from continuing operations . . . . . . .  $ 11,330   $  9,478   $  1,613   $ 14,110
Income (loss) from discontinued
  operations, net of income taxes . . . . . . . . .         -       (422)    (5,700)      (355)
Net income (loss) available to common shareholders.  $ 11,330   $  9,056   $ (4,087)  $ 13,755
Earnings per share ("EPS"):
  Basic . . . . . . . . . . . . . . . . . . . . . .  $   0.62   $   0.50   $  (0.22)  $   0.76
  Diluted . . . . . . . . . . . . . . . . . . . . .  $   0.62   $   0.48   $  (0.22)  $   0.73

Average common shares outstanding . . . . . . . . .    18,315     18,057     18,169     18,034

Impact on net income of the following:
  Warmer than normal weather. . . . . . . . . . . .  $ (2,439)  $ (2,232)  $ (5,557)  $ (3,495)
  Income (Loss) from discontinued operations. . . .         -       (422)    (5,700)      (355)
  Reorganization charges, impairments
    and other unusual items . . . . . . . . . . . .         -          -     (5,083)         -
Net income excluding the foregoing items. . . . . .  $ 13,769   $ 11,710   $ 12,253   $ 17,605

EPS excluding the foregoing items:
  Basic . . . . . . . . . . . . . . . . . . . . . .  $   0.75   $   0.65   $   0.67   $   0.98
  Diluted . . . . . . . . . . . . . . . . . . . . .  $   0.75   $   0.62   $   0.67   $   0.93

     The Company operates four reportable business segments: (1) gas distribution; (2) construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". Refer to Note 5 of the Notes to the Consolidated Financial Statements for further information regarding business segments and a summary of operating revenues and operating income by business segment.
     The business segment analyses and other discussions on the next several pages provide additional information regarding variations in operating results when comparing the three and twelve month periods ended March 31, 2002 to the same periods of the prior year. The Company evaluates the performance of its business segments based on the operating income generated. Operating income does not include income taxes, interest expense, discontinued operations or other non-operating income and expense items. A review of the non-operating items follows the business segment discussions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION

     The Company's gas distribution business segment consists of operations in Michigan and Alaska. The Michigan operation is sometimes referred to as "SEMCO Gas" and the Alaska operation is sometimes referred to as "ENSTAR". These operations are referred to together as the "Gas Distribution Business".
     Operating income for the Gas Distribution Business was $30.2 million for the quarter ended March 31, 2002, compared to $28.0 million for the quarter ended March 31, 2001. On a weather-normalized basis, the operating income of the Gas Distribution Business would have been approximately $33.9 million for the first quarter of 2002 compared to approximately $31.6 million for the same period of the prior year.


                                        Three Months Ended   Twelve Months Ended
                                            March 31,             March 31,
                                       --------------------  --------------------
                                         2002       2001       2002       2001
                                       ---------  ---------  ---------  ---------
                                                     (in thousands)
Gas sales revenues. . . . . . . . . .  $ 122,223  $ 122,024  $ 295,595  $ 296,406
Cost of gas sold. . . . . . . . . . .     78,783     80,583    183,172    181,994
                                       ---------  ---------  ---------  ---------
  Gas sales margin. . . . . . . . . .  $  43,440  $  41,441  $ 112,423  $ 114,412
Gas transportation revenue. . . . . .      8,315      8,058     26,145     27,343
Other operating revenue . . . . . . .        914        887      3,108      3,383
                                       ---------  ---------  ---------  ---------
  Gross margin. . . . . . . . . . . .  $  52,669  $  50,386  $ 141,676  $ 145,138
Restructuring charges . . . . . . . .          -          -      1,051          -
Other operating expenses. . . . . . .     22,477     22,427     88,055     82,963
                                       ---------  ---------  ---------  ---------
Operating income. . . . . . . . . . .  $  30,192  $  27,959  $  52,570  $  62,175
                                       =========  =========  =========  =========

Weather-normalized operating income .  $  33,906  $  31,639  $  60,999  $  68,045
                                       =========  =========  =========  =========

Volumes of gas sold (MMcf). . . . . .     26,562     26,955     62,734     64,760
Volumes of gas transported (MMcf) . .     12,051     12,572     42,471     45,268
Number of customers at end of period.    377,550    369,110    377,550    369,110
Degree Days . . . . . . . . . . . . .      3,224      3,215      7,048      7,370
Percent colder (warmer) than normal .     (7.0)%     (7.3)%     (8.5)%     (4.2)%

     The  amounts  in  the  above  table  include  intercompany  transactions.

     GAS SALES MARGIN - During the first quarter of 2002, gas sales margin increased by $2.0 million when compared to the first quarter of 2001. The increase is due primarily to lower gas costs and the addition of new customers. Gas costs were lower during the first quarter of 2002 primarily as a result of gas cost savings generated under the terms of the Company's third-party natural gas supply and management agreements. In addition gas costs were higher than normal during the first quarter of 2001 as a result of purchasing gas with a higher thermal content for the Michigan operation. For further information regarding the Company's natural gas supply and management agreements refer to
Note 2 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report in Form 10-K.
     Weather during the first quarter of 2002 was 7% warmer than normal in Michigan and Alaska combined, while the weather during the first quarter of 2001 was 7.3% warmer than normal. Under normal weather conditions, gas sales margin would have been higher by approximately $3.7 million for each of the quarters ended March 31, 2002 and March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     Gas sales margin for the twelve months ended March 31, 2002 decreased by $2.0 million, when compared to the twelve months ended March 31, 2001. The decrease is due primarily to a decrease in gas sales as a result of warmer weather compared to the twelve months ended March 31, 2001, offset by the addition of new customers, and customers switching from the Company's aggregated transportation service ("ATS") program back to general gas sales service.
     Weather during the twelve months ended March 31, 2002 was 8.5% warmer than normal in Michigan and Alaska combined, while the weather during the twelve months ended March 31, 2001 was 4.2% warmer than normal. Under normal weather conditions, gas sales margin for the twelve months ended March 31, 2002 and 2001 would have been higher by approximately $8.4 million and $5.9 million, respectively.
     The ATS program, which was effective April 1, 1998, provides all Michigan commercial and industrial customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees. Distribution and customer fees associated with customers who switch to third-party gas suppliers are recorded in gas transportation revenue rather than gas sales revenue, because the Company acts as a transporter for those customers. During 2001 certain ATS customers switched back to the Company's general gas sales service because the third-party suppliers they were utilizing stopped participating in the ATS program, primarily due to a significant increase in the market price of natural gas.

     GAS TRANSPORTATION REVENUE - For the three months ended March 31, 2002, gas transportation revenue increased by $.3 million when compared to the same period ended March 31, 2001. The primary cause of the increase was an increase in high-margin commercial transportation volumes at ENSTAR, as a result of cooler weather in Alaska for the first quarter of 2002 in comparison to the same period last year. This was partially offset by a decrease in lower-margin transportation volumes for power companies.
     Transportation revenue for the twelve months ended March 31, 2002 decreased by $1.2 million when compared to the same period ended March 31, 2001. The decrease was due primarily to the impact of ATS customers switching from the ATS program back to general gas sales service during the period. As discussed above, under the ATS program, the Company charges ATS customers the same distribution fees and customer fees that are charged to general gas sales service customers. In addition, a slight decrease in standard transportation revenue contributed to the decrease.

     OTHER OPERATING REVENUE - Other operating revenue, during the first quarter of 2002, was essentially unchanged when compared to the first quarter of 2001. Other operating revenues for the twelve months ended March 31, 2002 were $3.1 million compared to $3.4 million for the twelve months ended March 31, 2001. The $.3 million decrease was due primarily to a reduction in ATS balancing fees as a result of ATS customers switching back to general gas sales service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     OPERATING EXPENSES - Operating expenses of the Gas Distribution Business for the three months ended March 31, 2002 and 2001 were $22.5 million and $22.4 million, respectively. The $.1 million increase was the result of a number of offsetting factors. Operation and maintenance expense increased by $.5 million due primarily to higher employee benefit costs, such as pension expense, health care costs and retiree medical costs, offset partially by the impact of a reduction in workforce related to the Company's redirected business strategy. Property and other taxes increased by $.2 million due primarily to property taxes on additional property, plant and equipment placed in service. These increases were offset by a $.6 million decrease in depreciation expense. The decrease in depreciation expense is due primarily to the elimination of goodwill amortization as a result of the adoption of SFAS 142, offset by depreciation on additional property, plant and equipment placed in service. For further information on SFAS 142 and its impact on goodwill, see Note 1 of the Notes to the Consolidated Financial Statements.
     Operating expenses for the twelve months ended March 31, 2002 increased by $6.1 million when compared to the twelve months ended March 31, 2001. Approximately $1.1 million of the increase is restructuring charges recorded in the fourth quarter of 2001. The remainder of the increase was primarily the result of higher operation and maintenance expenses of $3.4 million and higher general business tax expenses of $1.9 million. The increase in operating expenses is largely due to higher employee related costs, including pension expense, health care costs and retiree medical costs. The increase in general business tax expenses is due primarily to property tax reductions recorded in 2000 and higher property taxes in 2001 related to new property placed in service. These increases were offset by a decrease in depreciation expense of $.2 million due to the reasons previously discussed for the first quarter. For further information regarding the property tax reductions, see Note 13, of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report in Form 10-K.

     REGULATORY MATTERS - The Regulatory Commission of Alaska ("RCA") has been conducting a review of ENSTAR's rates. Most recently, hearings and proceedings were held by the RCA in December 2001. The Company expects to receive a final order for ENSTAR during 2002. The Company believes that ENSTAR's rates are just and reasonable; but cannot predict the outcome of the proceedings. For additional background information on the ENSTAR rate proceedings, refer to Note 2 of the Notes to the Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


CONSTRUCTION  SERVICES

The Company's Construction Services business ("Construction Services") is seasonal. As a result, it generally incurs operating losses during the winter and spring months when underground construction and related services are inhibited by weather, and generates the majority of its operating income during the summer and fall months.


                                     Three Months Ended  Twelve Months Ended
                                          March 31,           March 31,
                                     ------------------  -------------------
                                       2002      2001      2002       2001
                                     --------  --------  ---------  --------
                                                  (in thousands)
Operating revenues. . . . . . . . .  $25,581   $17,848   $133,938   $108,525
Restructuring & impairment charges.        -         -      3,098          -
Other operating expenses. . . . . .   26,891    19,921    131,452    104,643
                                     --------  --------  ---------  --------
Operating income. . . . . . . . . .  $(1,310)  $(2,073)  $   (612)  $  3,882
                                     ========  ========  =========  ========

Feet of pipe installed. . . . . . .    1,055       930      7,445      7,895
                                     ========  ========  =========  ========

     The  amounts  in  the  above  table  include  intercompany  transactions.

     OPERATING REVENUES - The operating revenues of Construction Services for the first quarter of 2002 and 2001 were $25.6 million and $17.8 million, respectively. The increase of $7.8 million was due primarily to an increase in work levels in the southern regions of the United States. Operating revenues for the twelve months ended March 31, 2002 were $133.9 million, an increase of $25.4 million (or 23%) over the same period ended March 31, 2001. The increase is due primarily to a large multi-year construction project in the southeast region of the United States as well as increased construction revenue in other regions of the country.

     OPERATING INCOME - Construction Services had a seasonal operating loss of $1.3 million for the first quarter of 2002 compared to a loss of $2.1 million for the first quarter of 2001. The lower operating loss for the first quarter of 2002 is due primarily to an increase in construction projects in the southern region of the country. This was offset partially by a slower release of projects in the northern regions of the country and lower than expected margins on a large construction project in Michigan.
     Construction Services had an operating loss of $.6 million for the twelve months ended March 31, 2002, compared to operating income of $3.9 million for the twelve months ended March 31, 2001. The decrease of $4.5 million is due primarily to restructuring and impairment charges of $3.1 million recorded in the fourth quarter of 2001. Other factors contributing to the decrease are the mix of work and the softening economy. The softening economy has reduced new housing starts, which has caused a decrease in the number of new gas service lines installed by the Company's construction services business. The Company also believes that the softening economy has caused many customers to delay certain construction projects which has changed the mix of work available to Construction Services. The mix of work has included more lower margin work at certain business units. These factors causing the decrease were partially offset by profits on the large multi-year construction project in the southeastern region of the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


INFORMATION  TECHNOLOGY  SERVICES

The information technology services business ("IT Services"), under the Aretech Information Services name, provides IT infrastructure outsourcing services and other IT services with a focus on mid-range computers, particularly the IBM I-Series (AS-400) platform.


                               Three Months Ended    Twelve Months Ended
                                    March 31,             March 31,
                               ------------------    -------------------
                                2002        2001      2002         2001
                               ------      ------    -------      ------
                                             (in thousands)
Operating revenues. . . . . .  $2,261      $2,210    $10,326      $7,394
Restructuring charges . . . .       -           -         20           -
Other operating expenses. . .   2,085       2,058      9,851       6,761
                               ------      ------    -------      ------
Operating income. . . . . . .  $  176      $  152    $   455      $  633
                               ======      ======    =======      ======

     The  amounts  in  the  above  table  include  intercompany  transactions.

     OPERATING REVENUES - Operating revenues for IT Services for the three months ended March 31, 2002 were $2.3 million compared to $2.2 million in 2001. Of these amounts, $1.9 million and $2.1 million for these same periods, respectively, represent sales to affiliates. Operating revenues for the twelve months ended March 31, 2002 were $10.3 million, compared to $7.4 million for the twelve months ended March 31, 2001. Of these amounts, $9.1 million and $7.1 million for these same periods, respectively, represent sales to affiliates. The increase in operating revenues of $2.9 million for the twelve-month period ended March 31, 2002 is due primarily to providing IT services for all affiliates of the Company and the addition of non-affiliate customers.

     OPERATING INCOME - Operating income for IT Services for the three months ended March 31, 2002, when compared to the three months ended March 31, 2001, was essentially unchanged. Operating income for the twelve months ended March 31, 2002 decreased by $.2 million, compared to the twelve months ended March 31, 2001. The decrease is due primarily to more special project services performed during the twelve-month period ended March 31, 2001. Special project services typically provide higher margins.


PROPANE,  PIPELINES  AND  STORAGE


                         Three Months Ended    Twelve Months Ended
                              March 31,             March 31,
                         ------------------    -------------------
                          2002        2001      2002         2001
                         ------      ------    ------       ------
                                      (in thousands)
Operating revenues. . .  $2,238      $2,749    $6,932       $7,637
Operating expenses. . .   1,629       2,013     5,187        5,843
                         ------      ------    ------       ------
Operating income. . . .  $  609      $  736    $1,745       $1,794
                         ======      ======    ======       ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


PROPANE,  PIPELINES  AND  STORAGE  (CONTINUED)

     OPERATING REVENUES - The operating revenues of the Company's propane, pipelines and storage business for the three and twelve months ended March 31, 2002 were $2.2 million and $6.9 million, respectively, compared to $2.7 million and $7.6 million, respectively, for the same periods ended March 31, 2001. The decreases during these periods were due primarily to lower propane distribution revenues resulting from warmer weather in the Company's propane distribution service area.

     OPERATING INCOME - The operating income from the propane, pipelines and storage business for the three months ended March 31, 2002, when compared to the same period of 2001, decreased by $.1 million due primarily to a decrease in propane sales and related margins caused by warmer temperatures. Operating income for the twelve months ended March 31, 2002 was essentially unchanged, when compared to the same period ended March 31, 2001.


OTHER  INCOME  AND  DEDUCTIONS


                                       Three Months Ended  Twelve Months Ended
                                            March 31,           March 31,
                                       ------------------  --------------------
                                         2002      2001      2002       2001
                                       --------  --------  ---------  ---------
                                                   (in thousands)
Interest expense. . . . . . . . . . .   (7,674)   (8,001)   (31,457)   (34,231)
Other income. . . . . . . . . . . . .      325       866      1,794      2,634
                                       --------  --------  ---------  ---------
  Total other income (deductions) . .  $(7,349)  $(7,135)  $(29,663)  $(31,597)
                                       ========  ========  =========  =========

     INTEREST EXPENSE - Interest expense for the three months ended March 31, 2002 decreased by $.3 million when compared to the same quarter ended March 31, 2001. Interest expense is down primarily due to lower short-term interest rates.
     Interest expense for the twelve months ended March 31, 2002, when compared to the same period ended March 31, 2001, decreased by $2.8 million. The decrease is due primarily to lower short-term interest rates and lower debt levels as a result of refinancing the $290 million short-term bridge loan, which was utilized to finance the acquisition of ENSTAR, with various securities offerings during the second and third quarters of 2000. Specifically, a portion of the bridge loan was outstanding during the first half of 2000, while during the last half of 2000 through the first quarter of 2002, the Company has had long-term debt and trust preferred securities outstanding. As a result, interest expense for the twelve-month period ended March 31, 2002 has decreased, not only because of lower short-term interest rates, but also because the dividends on the trust preferred securities are reported separately from interest expense.

     OTHER INCOME - Other income for the three months and twelve months ended March 31, 2002 decreased by $.5 million and $.8 million respectively, when compared to the same periods ended March 31, 2001. The decrease during the first quarter of 2002 was due primarily to losses on the sale of equipment and lower interest income. The decrease during the twelve months ended March 31, 2002, when compared to the same period of 2001, was due to the previously discussed factors affecting the first quarter of 2002, along with a write-off of certain assets in the fourth quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


INCOME  TAXES

     Income taxes for the first quarter of 2002 increased by $.9 million when compared to the first quarter of 2001. Income taxes for the twelve months ended March 31, 2002 decreased by approximately $4.4 million when compared to the same period ended March 31, 2001. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes and dividends on trust preferred securities and any adjustments necessary for compliance with tax laws and regulations.


DIVIDENDS  ON  TRUST  PREFERRED  SECURITIES,  NET  OF  INCOME  TAX

     Dividends on Trust Preferred Securities, net of Income taxes, for the first quarter of 2002 were unchanged at $2.1 million, when compared to the first quarter of 2001. For the twelve-month period ended March 31, 2002, these dividends were higher by $1.4 million when compared to the same period ended March 31, 2001. The increase was the result of a full year of dividends during the twelve-month period ended March 31, 2002, compared to approximately nine months of dividends during the twelve-month period ended March 31, 2001.


DISCONTINUED  OPERATIONS

In December 2001, the Company began accounting for its engineering business as a discontinued operation. Refer to Note 7 of the Notes to the Consolidated Financial Statements for more information.


LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH FLOWS FROM INVESTING - The following table identifies capital investments for the three months ended March 31, 2002 and 2001:


                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                              2002       2001
                                                             ------     -------
                                                               (in thousands)
Capital investments:
  Property additions - gas distribution . . . . . . . . . .  $7,007     $ 7,894
  Property additions - diversified businesses and other . .     815       4,434
                                                             ------     -------
                                                             $7,822     $14,112
                                                             ======     =======

     The Company's expenditures for property additions were approximately $7.8 million. Expenditures for property additions during the remainder of 2002 are anticipated to be approximately $32 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

     CASH FLOWS FROM OPERATIONS - Net cash from operating activities for the three months ended March 31, 2002, when compared to the same period of the prior year, decreased by $23.7 million. The change in operating cash flows is influenced significantly by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments.

     CASH FLOWS FROM FINANCING - Net cash used for financing activities during the three months ended March 31, 2002 decreased by $12.1 million when compared to the same period ended March 31, 2001.


                                                   Three Months Ended
                                                       March 31,
                                                  --------------------
                                                    2002       2001
                                                  ---------  ---------
                                                     (in thousands)
Cash provided by (used in) financing activities:
  Issuance of common stock . . . . . . . . . . .  $  1,247   $     33
  Net cash change in notes payable . . . . . . .   (19,831)   (30,728)
  Payment of dividends . . . . . . . . . . . . .    (3,835)    (3,792)
                                                  $(22,419)  $(34,487)
                                                  =========  =========

     In April 2002 the Company's Board of Directors declared a regular quarterly cash dividend of $0.125 per share on the Company's common stock. The dividend is payable on May 15, 2002 to shareholders of record at the close of business on May 1, 2002.

     FUTURE FINANCING - In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of short-term lines of credit. When appropriate, the Company will refinance its short-term lines with long-term debt, common stock or other long-term financing instruments. At March 31, 2002, the Company had short-term credit facilities of $145 million, all of which are committed facilities. At March 31, 2002, $58.2 million of these short-term credit facilities were unused. The Company's lines of credit expire during June and July 2002 and the Company expects to put in place new lines of credit at that time.
     In March 2000, a registration statement on Form S-3 ("registration statement") filed by the Company and SEMCO Capital Trust I, SEMCO Capital Trust II and SEMCO Capital Trust III ("Capital Trusts") with the Securities and Exchange Commission became effective. At March 31, 2002, there was $164 million available under the Company's registration statement for any future issuances of common stock, preferred stock, trust preferred securities and long term debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

     The Company's long-term and short-term debt agreements contain restrictive financial covenants including, among others, maintaining a Fixed Charges Coverage Ratio (as defined in the agreements) of at least 1.50 and placing limits on the payment of dividends beyond certain levels. Non-compliance with these covenants could result in an acceleration of the due dates for the debt obligations under the agreements. As of March 31, 2002, the Fixed Charges Coverage Ratio was 1.65 and the Company was in compliance with all of the covenants in these agreements. The Company has currently projected its financial covenants for the remaining three quarters during 2002, based on the Company's forecasted operating results for the year, and these forecasted results indicate that the Company will be able to remain in compliance with all of its covenants during 2002. However, these projected results are based on a number of assumptions and factors. If actual results differ from management's current expectations, they could have an adverse impact on the Company's ability to remain in compliance with its covenants during 2002. For additional information concerning the factors impacting compliance with the Company's debt covenants refer to the Management Discussion and Analysis - Liquidity and Capital Resources section in the Company's 2001 Annual Report on Form 10-K.
     In the event the Company is not able to remain in compliance with these covenants, management plans to request a modification of the covenants or a waiver of certain covenant provisions.
     The Company's ratio of earnings to fixed charges, as defined under Item 502 of SEC regulations S-K, was 1.10 for the twelve months ended March 31, 2002. If common stock of the Company had been issued in place of the FELINE PRIDES, the ratio of earnings to fixed charges would have been 1.38. This ratio is more strictly defined than the Fixed Charges Coverage Ratio used to determine compliance with the Company's previously discussed debt covenants.


NEW  ACCOUNTING  STANDARDS

See Note 1 of the Notes to the Financial Statements, which is incorporated herein by reference.

                           PART II - OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.

          None.


ITEM  2.  CHANGES  IN  SECURITIES.

          During the first quarter of 2002, the Company issued an aggregate of 7,292 shares of unregistered common stock to the members of its Board of Directors in exchange for services rendered, valued at $55,725.
          The preceding transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES.

          Not  applicable.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITYHOLDERS.

          Not  applicable.


ITEM  5.  OTHER  INFORMATION.

          Not  applicable.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)  List  of  Exhibits  -  (See  page  28  for  the  Exhibit  Index.)

               12     Ratio  of  Earnings  to  Fixed  Charges.

          (b)  Reports  on  Form  8-K.

               The Company filed a Form 8-K Report on February 22, 2002 to Announce the change in dividend rate on its Common Stock.

               The Company filed a Form 8-K Report on May 2, 2002 to report that it had notified Arthur Andersen LLP that the Company would engage other principal accountants upon completion of Arthur Andersen's review of the Company's financial statements for the first quarter period ended March 31, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEMCO  ENERGY,  INC.
                                            (Registrant)


Dated:  May  13,  2002
                                        By:  /s/John  E.  Schneider
                                           -------------------------------------
                                           Senior  Vice  President and Principal
                                           Financial  Officer

                                  EXHIBIT INDEX
                                    Form 10-Q
                               First Quarter 2002


 Exhibit
   No.       Description                                   Filed  Herewith
--------     -----------                                   ---------------
  12         Ratio  of  Earnings  to  Fixed  Charges.             x

                                     - 28 -