Form 10-Q
period 2002-06-30
SEMCO ENERGY INC
filed 2002-08-14
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     (Mark  One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2002

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

The number of outstanding shares of the Registrant's common stock as of July 31, 2002: 18,489,421

                               INDEX TO FORM 10-Q
                               ------------------

                         For Quarter Ended June 30, 2002


                                                                                      Page
                                                                                     Number
                                                                                     ------
COVER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2

INFORMATION  REGARDING  FORWARD-LOOKING  STATEMENTS. . . . . . . . . . . . . . . .      2

PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .      3
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . .. . . . . . . . . . .     16

PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .     28
  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . .     28
  Item 4.  Submission of Matters to a Vote of Securityholders  . . . . . . . . . .     28
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .     29

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31



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


                                                 SEMCO ENERGY, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)
                                      (In thousands, except per share amounts)

                                                    Three Months Ended     Six Months Ended    Twelve Months Ended
                                                          June 30,             June 30,              June 30,
                                                    -------------------  --------------------  --------------------
                                                      2002       2001      2002       2001       2002       2001
                                                    ---------  --------  ---------  ---------  ---------  ---------
OPERATING REVENUES
  Gas sales. . . . . . . . . . . . . . . . . . . .  $ 63,869   $48,245   $186,092   $170,269   $311,219   $301,688
  Gas transportation . . . . . . . . . . . . . . .     5,646     5,344     13,961     13,402     26,447     26,393
  Construction services. . . . . . . . . . . . . .    33,906    30,529     55,780     46,731    122,268    107,966
  Other. . . . . . . . . . . . . . . . . . . . . .     2,679     2,394      6,178      6,088     11,409     11,377
                                                    ---------  --------  ---------  ---------  ---------  ---------
                                                     106,100    86,512    262,011    236,490    471,343    447,424
                                                    ---------  --------  ---------  ---------  ---------  ---------

OPERATING EXPENSES
  Cost of gas sold . . . . . . . . . . . . . . . .    40,510    28,043    119,292    108,627    195,638    187,482
  Operations and maintenance . . . . . . . . . . .    43,354    41,351     79,973     73,180    169,082    149,854
  Depreciation and amortization. . . . . . . . . .     8,892     8,967     17,653     17,952     36,206     35,007
  Property and other taxes . . . . . . . . . . . .     3,003     2,807      6,133      5,720     11,975      9,567
  Restructuring and impairment charges . . . . . .         -         -          -          -      6,103          -
                                                    ---------  --------  ---------  ---------  ---------  ---------
                                                      95,759    81,168    223,051    205,479    419,004    381,910
                                                    ---------  --------  ---------  ---------  ---------  ---------

OPERATING INCOME . . . . . . . . . . . . . . . . .    10,341     5,344     38,960     31,011     52,339     65,514

OTHER INCOME (DEDUCTIONS)
  Interest expense . . . . . . . . . . . . . . . .    (7,477)   (7,717)   (15,151)   (15,719)   (31,216)   (32,536)
  Other. . . . . . . . . . . . . . . . . . . . . .       709       499      1,034      1,366      2,005      2,485
                                                    ---------  --------  ---------  ---------  ---------  ---------
                                                      (6,768)   (7,218)   (14,117)   (14,353)   (29,211)   (30,051)
                                                    ---------  --------  ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES
  AND DIVIDENDS ON TRUST
  PREFERRED SECURITIES . . . . . . . . . . . . . .     3,573    (1,874)    24,843     16,658     23,128     35,463

INCOME TAX PROVISION . . . . . . . . . . . . . . .     1,378      (679)     9,168      6,225      9,522     12,984
                                                    ---------  --------  ---------  ---------  ---------  ---------

INCOME (LOSS) BEFORE DIVIDENDS
  ON TRUST PREFERRED SECURITIES. . . . . . . . . .     2,195    (1,195)    15,675     10,433     13,606     22,479

  Dividends on trust preferred securities, net of
  income taxes . . . . . . . . . . . . . . . . . .     2,150     2,150      4,300      4,300      8,603      8,548
                                                    ---------  --------  ---------  ---------  ---------  ---------

INCOME (LOSS) FROM
  CONTINUING OPERATIONS. . . . . . . . . . . . . .        45    (3,345)    11,375      6,133      5,003     13,931

DISCONTINUED OPERATIONS
  Loss from engineering services
       operations, net of income taxes . . . . . .         -         6          -       (416)      (727)      (440)
  Estimated loss on divestiture of
       engineering services operations, including
       provision for losses during phase-out
       period, net of income taxes . . . . . . . .         -         -          -          -     (4,980)         -
                                                    ---------  --------  ---------  ---------  ---------  ---------

NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS. . . . . . . . . . . . . . .  $     45   $(3,339)  $ 11,375   $  5,717   $   (704)  $ 13,491
                                                    =========  ========  =========  =========  =========  =========

EARNINGS PER SHARE  -  BASIC
  Income (loss) from continuing operations . . . .  $      -   $ (0.18)  $   0.62   $   0.34   $   0.27   $   0.77
  Net income (loss) available to
      common shareholders. . . . . . . . . . . . .  $      -   $ (0.18)  $   0.62   $   0.32   $  (0.04)  $   0.75

EARNINGS PER SHARE  -  DILUTED
  Income (loss) from continuing operations . . . .  $      -   $ (0.18)  $   0.62   $   0.32   $   0.27   $   0.74
  Net income (loss) available to
      common shareholders. . . . . . . . . . . . .  $      -   $ (0.18)  $   0.62   $   0.30   $  (0.04)  $   0.71

CASH DIVIDENDS PAID PER SHARE. . . . . . . . . . .  $   0.12   $  0.21   $   0.33   $   0.42   $   0.75   $   0.84

AVERAGE COMMON SHARES OUTSTANDING. . . . . . . . .    18,431    18,062     18,374     18,060     18,261     18,051

     The accompanying notes to the consolidated financial statements are an integral part of these statements.


                               SEMCO ENERGY, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                     ASSETS
                                 (In thousands)



                                                           June 30,    December 31,
                                                             2002          2001
                                                           --------    ------------
                                                                (Unaudited)

CURRENT ASSETS
  Cash and temporary cash investments, at cost. . . . . .  $     25    $     1,728
  Receivables, less allowances of $2,143 and $1,849 . . .    46,824         64,219
  Accrued revenue . . . . . . . . . . . . . . . . . . . .    12,718         33,153
  Prepaid expenses. . . . . . . . . . . . . . . . . . . .    19,169         22,276
  Gas in underground storage. . . . . . . . . . . . . . .    21,213         12,731
  Materials and supplies, at average cost . . . . . . . .     5,820          5,258
  Gas charges recoverable from customers. . . . . . . . .     3,348          1,994
  Other . . . . . . . . . . . . . . . . . . . . . . . . .     3,719          3,608
                                                           --------    -----------
                                                            112,836        144,967

PROPERTY, PLANT AND EQUIPMENT
  Gas distribution. . . . . . . . . . . . . . . . . . . .   626,931        613,467
  Diversified businesses and other. . . . . . . . . . . .    95,748         94,514
                                                           --------    -----------
                                                            722,679        707,981
  Less - accumulated depreciation and impairments . . . .   200,345        183,436
                                                           --------    -----------
                                                            522,334        524,545

DEFERRED CHARGES AND OTHER ASSETS
  Goodwill, less amortization and impairments of $17,764.   161,084        161,084
  Deferred retiree medical benefits . . . . . . . . . . .     9,441          9,891
  Unamortized debt expense. . . . . . . . . . . . . . . .     7,423          7,831
  Other . . . . . . . . . . . . . . . . . . . . . . . . .    16,248         15,230
                                                           --------    -----------
                                                            194,196        194,036
                                                           --------    -----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $829,366    $   863,548
                                                           ========    ===========









  The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                 SEMCO ENERGY, INC.
                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                           LIABILITIES AND CAPITALIZATION
                                   (In thousands)



                                                               June 30,    December 31,
                                                                 2002          2001
                                                               --------    ------------
                                                                    (Unaudited)

CURRENT LIABILITIES
  Notes payable and current maturities of long-term debt. . .  $116,656    $137,957
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .    19,327      30,410
  Customer advance payments . . . . . . . . . . . . . . . . .     7,626      13,530
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .     8,528       7,665
  Amounts payable to customers. . . . . . . . . . . . . . . .     1,620       1,463
  Accumulated deferred income taxes . . . . . . . . . . . . .     1,158         912
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,674      17,076
                                                               ---------   ---------
                                                                170,589     209,013

DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes . . . . . . . . . . . . .    33,223      33,149
  Customer advances for construction. . . . . . . . . . . . .    14,589      15,548
  Unamortized investment tax credit . . . . . . . . . . . . .     1,312       1,445
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,794      12,223
                                                               ---------   ---------
                                                                 59,918      62,365

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . .   338,347     338,966

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST
  PREFERRED SECURITIES OF SUBSIDIARIES HOLDING
  SOLELY DEBT SECURITIES OF SEMCO ENERGY, INC.. . . . . . . .   139,415     139,394

COMMON SHAREHOLDERS' EQUITY
  Common stock - $1 par value; 40,000,000 shares authorized;
    18,468,055 and 18,240,143 shares outstanding. . . . . . .    18,468      18,240
  Capital surplus and accumulated other comprehensive income.   116,715     114,895
  Retained earnings (deficit) . . . . . . . . . . . . . . . .   (14,086)    (19,325)
                                                               ---------   ---------
                                                                121,097     113,810
                                                               ---------   ---------

TOTAL LIABILITIES AND CAPITALIZATION. . . . . . . . . . . . .  $829,366    $863,548
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


                                            SEMCO ENERGY, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                              (in thousands)


                                                                Three Months Ended     Six Months Ended
                                                                     June 30,              June 30,
                                                               --------------------  --------------------
                                                                 2002       2001       2002       2001
                                                               ---------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $     45   $ (3,339)  $ 11,375   $  5,717
  Adjustments to reconcile net income (loss) to net
    cash from operating activities:
        Depreciation and amortization . . . . . . . . . . . .     8,892      9,080     17,653     18,178
        Changes in assets and liabilities, net of effects of
           acquisitions, divestitures and other changes as
           shown below. . . . . . . . . . . . . . . . . . . .     1,604    (11,491)    10,196     22,779
                                                               ---------  ---------  ---------  ---------
              NET CASH FROM OPERATING ACTIVITIES. . . . . . .    10,541     (5,750)    39,224     46,674
                                                               ---------  ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property additions - gas distribution . . . . . . . . . . .    (6,624)    (9,774)   (13,631)   (17,668)
  Property additions - diversified businesses and other . . .    (1,871)    (6,209)    (2,686)   (10,643)
  Proceeds from property sales, net of retirement costs . . .       324        102        883       (136)
                                                               ---------  ---------  ---------  ---------
              NET CASH FROM INVESTING ACTIVITIES. . . . . . .    (8,171)   (15,881)   (15,434)   (28,447)
                                                               ---------  ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net of expenses . . . . . . . . .       697        111      1,944        144
  Issuance of long-term debt, net of expenses . . . . . . . .         -     58,438          -     58,438
  Net cash change in notes payable. . . . . . . . . . . . . .    (1,470)   (32,063)   (21,301)   (62,791)
  Payment of dividends on common stock. . . . . . . . . . . .    (2,301)    (3,792)    (6,136)    (7,584)
                                                               ---------  ---------  ---------  ---------
              NET CASH FROM FINANCING ACTIVITIES. . . . . . .    (3,074)    22,694    (25,493)   (11,793)
                                                               ---------  ---------  ---------  ---------

CASH AND TEMPORARY CASH INVESTMENTS
  Net increase (decrease) . . . . . . . . . . . . . . . . . .      (704)     1,063     (1,703)     6,434
  Beginning of period . . . . . . . . . . . . . . . . . . . .       729      6,592      1,728      1,221
                                                               ---------  ---------  ---------  ---------

  End of period . . . . . . . . . . . . . . . . . . . . . . .  $     25   $  7,655   $     25   $  7,655
                                                               =========  =========  =========  =========


  CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF
     ACQUISITIONS, DIVESTITURES AND OTHER CHANGES:
        Receivables, net. . . . . . . . . . . . . . . . . . .  $ 16,637   $ (1,101)  $ 17,395   $ 24,003
        Accrued revenue . . . . . . . . . . . . . . . . . . .    15,170     10,865     20,435     19,491
        Materials, supplies and gas in
           underground storage. . . . . . . . . . . . . . . .   (16,401)    (7,281)    (9,044)      (916)
        Gas charges recoverable from customers. . . . . . . .    (1,570)       162     (1,354)       388
        Accounts payable. . . . . . . . . . . . . . . . . . .    (4,316)    (3,343)   (11,083)    (7,992)
        Customer advances and amounts payable
           to customers . . . . . . . . . . . . . . . . . . .    (1,858)      (456)    (6,706)    (8,120)
        Other . . . . . . . . . . . . . . . . . . . . . . . .    (6,058)   (10,337)       553     (4,075)
                                                               ---------  ---------  ---------  ---------
                                                               $  1,604   $(11,491)  $ 10,196   $ 22,779
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

     GAS  IN  UNDERGROUND  STORAGE  -  Effective April 1, 2002, the Battle Creek
Division of the Company's Gas Distribution business changed its method of accounting for gas inventory from last-in, first-out (LIFO) to average cost. This change in accounting principles was made in order to provide a better matching of expenses with revenues and make Battle Creek's accounting for gas inventory consistent with the Company's other gas distribution divisions and other Michigan gas distribution companies. This accounting change was not material to the financial statements, and, accordingly, no retroactive restatement of prior years' financial statements was made.

     COMPREHENSIVE INCOME - The Company's comprehensive income (loss) for the three, six and twelve months ended June 30, 2002 and June 30, 2001 is summarized in the following table.


                                            Three months ended  Six months ended  Twelve months ended
                                                 June 30,           June 30,          June 30,
                                            ------------------  ----------------  -------------------
                                              2002      2001     2002     2001     2002        2001
                                            --------  --------  -------  -------  --------    -------
                                                                 (in thousands)
Net income (loss) available to common
  shareholders . . . . . . . . . . . . . .  $    45   $(3,339)  $11,375  $5,717   $  (704)    $13,491

Minimum pension liability adjustment, net
  of income tax benefits of $781 . . . . .        -         -         -       -    (1,452)          -

Unrealized derivative gain (loss) on
  interest rate hedge from an
  investment in an affiliate . . . . . . .       67         -       206       -      (538)          -
                                            --------  --------  -------  -------  --------    -------

Total other comprehensive income (loss). .  $   112   $(3,339)  $11,581  $5,717   $(2,694)    $13,491
                                            ========  ========  =======  =======  ========    =======

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  1     -     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     NEW  ACCOUNTING  STANDARDS  -  On  January  1,  2002,  the  Company adopted
Statement  of  Financial  Accounting  Standards  ("SFAS")  141,  "Business
Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.
     Effective with the date of adoption of these Statements the Company ceased Goodwill amortization, which has reduced amortization expense for the six months ended June 30, 2002 by approximately $1.4 million after income taxes (or $0.08 per share based on the current level of outstanding common stock).
     The Company is also required to complete a transition impairment test in the year of adoption, and perform subsequent impairment tests on the remaining goodwill balance annually or at any time when events occur which could impact the value of the Company's business segments. If an impairment test of goodwill shows that the carrying amount of the goodwill is in excess of the fair value, a corresponding impairment loss would be recorded in the consolidated statements of income. Initial impairment tests have been performed for the Company's business units and the results of those tests indicate that no impairment of the Company's goodwill balances existed as of January 1, 2002. As a result, there was no change in the carrying amount of goodwill at June 30, 2002 when compared to December 31, 2001.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  1     -     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     The  following  table  presents what would have been reported as net income
(loss) available to common shareholders and the related per share amounts on a basic and diluted basis in all periods presented, exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill.


                                               Three Months Ended  Six Months Ended  Twelve Months Ended
                                                    June 30,          June 30,           June 30,
                                               ------------------  ----------------  -------------------
                                                 2002      2001     2002     2001      2002      2001
                                               --------  --------  -------  -------  --------  ---------
                                                        (in thousands, except per share amounts)
NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS
     Reported income (loss) from
          continuing operations . . . . . . .  $     45  $(3,345)  $11,375  $6,133   $ 5,003   $ 13,931
     Discontinued operations. . . . . . . . .         -        6         -    (416)   (5,707)      (440)
                                               --------  --------  -------  -------  --------  ---------
     Reported net income (loss) available to
          common shareholders . . . . . . . .        45   (3,339)   11,375   5,717      (704)    13,491
     Add back: Goodwill amortization, net of
          income taxes. . . . . . . . . . . .         -      704         -   1,404     1,401      2,785
                                               --------  --------  -------  -------  --------  ---------
     Adjusted net income (loss) available to
          common shareholders . . . . . . . .  $     45  $(2,635)  $11,375  $7,121   $   697   $ 16,276
                                               --------  --------  -------  -------  --------  ---------

ADJUSTED EARNINGS PER SHARE - BASIC
     Reported income (loss) from
          continuing operations . . . . . . .  $   0.00  $ (0.18)  $  0.62  $ 0.34   $  0.27   $   0.77
     Discontinued operations. . . . . . . . .         -     0.00         -   (0.02)    (0.31)     (0.02)
                                               --------  --------  -------  -------  --------  ---------
     Reported net income (loss) available to
          common shareholders . . . . . . . .      0.00    (0.18)     0.62    0.32     (0.04)      0.75
     Add back: Goodwill amortization, net of
          income taxes. . . . . . . . . . . .         -     0.04         -    0.08      0.08       0.15
                                               --------  --------  -------  -------  --------  ---------
     Adjusted net income (loss) available to
          common shareholders . . . . . . . .  $   0.00  $ (0.14)  $  0.62  $ 0.40   $  0.04   $   0.90
                                               --------  --------  -------  -------  --------  ---------

ADJUSTED EARNINGS PER SHARE - DILUTED
     Reported income (loss) from
          continuing operations . . . . . . .  $   0.00  $ (0.18)  $  0.62  $ 0.32   $  0.27   $   0.74
     Discontinued operations. . . . . . . . .         -     0.00         -   (0.02)    (0.31)     (0.03)
                                               --------  --------  -------  -------  --------  ---------
     Reported net income (loss) available to
          common shareholders . . . . . . . .      0.00    (0.18)     0.62    0.30     (0.04)      0.71
     Add back: Goodwill amortization, net of
          income taxes. . . . . . . . . . . .         -     0.04         -    0.08      0.08       0.15
                                               --------  --------  -------  -------  --------  ---------
     Adjusted net income (loss) available to
          common shareholders . . . . . . . .  $   0.00  $ (0.14)  $  0.62  $ 0.38   $  0.04   $   0.86
                                               --------  --------  -------  -------  --------  ---------

     On January 1, 2002, the Company also adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Board ("APB") Opinion 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."
     SFAS 144 requires long-lived assets to be measured at the lower of either the carrying amount or the fair value less the cost to sell the assets, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  1     -     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS 144 will result in the Company accounting for any future impairment or disposal of long-lived assets under the provisions of SFAS 144, but has not changed the accounting used for previous asset impairments or disposals.
     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.
     When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is currently studying SFAS 143 but has not quantified the effects of adoption on its financial statements.
     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 eliminates SFAS 4, Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4") and thus allows for only those gains or losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS 145 also amends SFAS 13, Accounting for Leases" ("SFAS 13") to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002.
     In June 2002, The FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for costs associated with exit or disposal activities be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.
     The Company is in the process of evaluating the impact of SFAS 145 and SFAS 146 on its financial statements, and does not expect the impact to be material.

     SUPPLEMENTAL CASH FLOW INFORMATION - Supplemental cash flow information for the three and six month periods ended June 30, 2002 and 2001 is summarized in the table below.


                                   Three Months Ended  Six Months Ended
                                        June 30,           June 30,
                                   ------------------  ----------------
                                    2002        2001    2002     2001
                                   ------      ------  -------  -------
                                               (in thousands)
CASH PAID DURING THE PERIOD FOR:
  Interest. . . . . . . . . . . .  $7,538      $8,440  $13,880  $15,591
  Income taxes, net of refunds. .  $2,500      $4,258  $ 4,100  $ 4,258

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  2     -     SHORT-TERM  BORROWINGS  AND  CAPITALIZATION

     SHORT-TERM BORROWINGS - On June 25, 2002, the Company entered into $145 million of credit facilities with a group of banks, replacing $145 million of bilateral lines, which were due to expire. The new facilities, all of which are committed, consist of an $80 million three-year revolver and a $65 million 364-day facility, with a one-year term loan option. At June 30, 2002, $59.5 million of these credit facilities were unused.

     COMMON STOCK EQUITY - On June 20, 2002, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share on the Company's common stock. The dividend is payable on August 15, 2002 to shareholders of record at the close of business on August 1, 2002.
     In May 2002, the Company paid a quarterly cash dividend of $0.125 per share on its common stock. The total cash dividend was approximately $2.3 million of which $.4 million was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan ("DRIP"). The cash dividends for the six months ended June 30 2002, were $6.1 million, of which $1.0 million was reinvested by shareholders through participation in the DRIP. During the three and six months ended June 30, 2002, the Company issued approximately 69,700 and 215,500 shares of Company common stock, respectively, to meet the dividend reinvestment and stock purchase requirements of its DRIP participants. Also during the three and six months ended June 30, 2002, the Company: a) issued approximately 5,100 and 12,500 shares of its common stock, respectively, to certain of the Company's employee benefit plans and b) purchased 19,400 and 40,200 shares of its common stock, respectively, on the open market to contribute to certain of its employee benefit plans.


NOTE  3     -     RISK  MANAGEMENT  ACTIVITIES  AND  DERIVATIVE  TRANSACTIONS

     The Company's business activities expose it to a variety of risks, including commodity price risk and interest rate risk. The Company's management identifies risks associated with the Company's business and determines which risks it wants to manage and which types of instruments it should use to manage those risks.
     The Company records all derivative instruments it enters into under the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 137 and SFAS 138, which were amendments to SFAS 133 (hereinafter collectively referred to as "SFAS 133"). SFAS 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial position, as either an asset or liability, measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
     An affiliate, in which the Company has a 50% investment, uses an interest rate swap agreement to hedge the variable interest rate payments on its long-term debt. This agreement qualifies under the provisions of SFAS 133 as a cash flow hedge. As a result of this interest rate swap agreement, the Company's Consolidated Statements of Financial Position, at June 30, 2002 and December 31, 2001, reflected a $.5 million and $.7 million reduction, respectively, in the Company's equity investment in the affiliate and in accumulated other comprehensive income.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  3     -     RISK  MANAGEMENT  ACTIVITIES  AND  DERIVATIVE  TRANSACTIONS
(CONTINUED)

     In August 2001, the Company entered into an interest rate swap agreement in order to hedge its $55 million 8% Notes due June 1, 2004. This agreement also qualifies under the provisions of SFAS 133 as a fair value hedge. In accordance with SFAS 133, the Company's Consolidated Statements of Financial Position, at June 30, 2002 and December 31, 2001, included an asset of $1.7 million and $1.9 million, respectively, and an increase in long-term debt of $1.7 million and $1.9 million, respectively, for this interest rate swap.


NOTE  4     -     EARNINGS  PER  SHARE

     The computations of basic and diluted earnings per share for the three, six and twelve months ended June 30, 2002 and 2001 are as follows (in thousands except per share amounts):


                                                          Three Months Ended  Six Months Ended   Twelve Months Ended
                                                               June 30             June 30             June 30
                                                          ------------------  -----------------  -------------------
                                                            2002      2001     2002      2001      2002       2001
                                                          --------  --------  -------  --------  --------   --------
                                                                                (in thousands)
BASIC EARNINGS PER SHARE COMPUTATION
        Income (loss) from continuing operations . . . .  $     45  $(3,345)  $11,375  $ 6,133   $ 5,003    $13,931
        Discontinued operations (a). . . . . . . . . . .         -        6         -     (416)   (5,707)      (440)
                                                          --------  --------  -------  --------  --------   --------
        Net income (loss) available to
           common shareholders . . . . . . . . . . . . .  $     45  $(3,339)  $11,375  $ 5,717   $  (704)   $13,491
                                                          --------  --------  -------  --------  --------   --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . .    18,431   18,062    18,374   18,060    18,261     18,051
                                                          --------  --------  -------  --------  --------   --------

EARNINGS PER SHARE - BASIC
        Income (loss) from continuing operations . . . .  $   0.00  $ (0.18)  $  0.62  $  0.34   $  0.27    $  0.77
        Discontinued operations (a). . . . . . . . . . .         -     0.00         -    (0.02)    (0.31)     (0.02)
                                                          --------  --------  -------  --------  --------   --------
        Net income (loss) available to
           common shareholders . . . . . . . . . . . . .  $   0.00  $ (0.18)  $  0.62  $  0.32   $ (0.04)   $  0.75
                                                          --------  --------  -------  --------  --------   --------

DILUTED EARNINGS PER SHARE COMPUTATION
        Income (loss) from continuing operations . . . .  $     45  $(3,345)  $11,375  $ 6,133   $ 5,003    $13,931
        Discontinued operations (a). . . . . . . . . . .         -        6         -     (416)   (5,707)      (440)
                                                          --------  --------  -------  --------  --------   --------
        Net income (loss) available to
           common shareholders . . . . . . . . . . . . .  $     45  $(3,339)  $11,375  $ 5,717   $  (704)   $13,491
                                                          --------  --------  -------  --------  --------   --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . .    18,431   18,062    18,374   18,060    18,261     18,051
        Incremental shares from assumed conversions of:
        FELINE PRIDES - stock purchase contracts (b) . .         -        -         -      829         -        805
        Stock options (b). . . . . . . . . . . . . . . .        41        -        26       27         -         31
                                                          --------  --------  -------  --------  --------   --------
DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING (B). . . . . . . . . . . . .    18,472   18,062    18,400   18,916    18,261     18,887
                                                          --------  --------  -------  --------  --------   --------

EARNINGS PER SHARE - DILUTED
        Income (loss) from continuing operations . . . .  $   0.00  $ (0.18)  $  0.62  $  0.32   $  0.27    $  0.74
        Discontinued operations (a). . . . . . . . . . .         -     0.00         -    (0.02)    (0.31)     (0.03)
                                                          --------  --------  -------  --------  --------   --------
        Net income (loss) available to
           common shareholders . . . . . . . . . . . . .  $   0.00  $ (0.18)  $  0.62  $  0.30   $ (0.04)   $  0.71
                                                          --------  --------  -------  --------  --------   --------

(a)  Effective December 2001, the Company began accounting for the engineering services business as a discontinued
operation.  Accordingly,  it's  operating  results  are  segregated and reported as discontinued operations in the
Consolidated  Statement  of  Income,  with  prior  years  restated.
(b)  The  stock  options  and FELINE PRIDES were not included in the computation of diluted earnings per share for the  three  months  ended  June  30,  2001  and  the  twelve  months  ended June 30, 2002 because their effect was antidilutive.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  5     -     BUSINESS  SEGMENTS

     The Company operates four reportable business segments: (1) gas distribution; (2) construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". For information regarding the determination of reportable business segment, refer to Note 10 of the Notes to the Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K.
     The Company's gas distribution segment distributes and transports natural gas to approximately 269,000 customers in the state of Michigan and approximately 109,000 customers in the state of Alaska. The construction services segment ("Construction Services") currently conducts most of its business in the midwestern, southern and southeastern areas of the United
States. Its primary service is the installation of underground natural gas mains and service lines. Other services include the installation and maintenance of compressor and pipeline stations. The information technology service segment ("IT Services") is headquartered in Michigan and provides IT infrastructure outsourcing services, and other IT services with a focus on mid-range computers, particularly the IBM I-Series (AS-400) platform. The Company's other business segments currently account for a large portion of IT Services revenues. The propane, pipelines and storage segment sells more than four million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin and operates natural gas transmission and storage facilities in Michigan.
     The accounting policies of the operating segments are the same as those described in Notes 1 and 10 of the Notes to the Consolidated Financial
Statements in the Company's 2001 Annual Report on Form 10-K, except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the Consolidated Financial Statements. Corporate and Other includes corporate related expenses not allocated to segments, intercompany eliminations and results of other smaller operations.


                                    Three Months Ended    Six Months Ended     Twelve Months Ended
                                          June 30              June 30               June 30
                                    -------------------  --------------------  --------------------
                                      2002       2001      2002       2001       2002       2001
                                    ---------  --------  ---------  ---------  ---------  ---------
                                                            (in thousands)
OPERATING REVENUES
  Gas Distribution . . . . . . . .  $ 70,354   $54,457   $201,807   $185,426   $340,746   $331,661
  Construction Services. . . . . .    36,524    34,149     62,105     51,997    136,313    118,283
  Information Technology Services.     2,318     2,938      4,578      5,148      9,704      8,729
  Propane, Pipelines and Storage .     1,416     1,369      3,654      4,118      6,979      7,778
  Corporate and Other (a). . . . .    (4,512)   (6,401)   (10,133)   (10,199)   (22,399)   (19,027)
                                    ---------  --------  ---------  ---------  ---------  ---------
    Total Operating Revenues . . .  $106,100   $86,512   $262,011   $236,490   $471,343   $447,424
                                    =========  ========  =========  =========  =========  =========

OPERATING INCOME (LOSS)
  Gas Distribution . . . . . . . .  $  8,535   $ 4,886   $ 38,727   $ 32,845   $ 56,219   $ 61,714
  Construction Services. . . . . .     1,939     1,076        629       (997)       251      5,524
  Information Technology Services.       143        85        319        237        513        591
  Propane, Pipelines and Storage .       380       347        990      1,082      1,779      1,864
  Corporate and Other. . . . . . .      (656)   (1,050)    (1,705)    (2,156)    (6,423)    (4,179)
                                    ---------  --------  ---------  ---------  ---------  ---------
    Total Operating Income . . . .  $ 10,341   $ 5,344   $ 38,960   $ 31,011   $ 52,339   $ 65,514
                                    =========  ========  =========  =========  =========  =========

(a) Includes the elimination of intercompany construction services revenue of $2,618,000, $6,325,000 and $14,045,000 for the three, six and twelve months ended June 30, 2002, respectively, and $3,620,000, $5,266,000 and $10,319,000 for the three, six and twelve months ended June 30, 2001, respectively. Also includes the elimination of intercompany information technology services revenue of $1,858,000, $3,728,000 and $8,187,000 for the three, six and twelve months ended June 30, 2002, respectively, and $2,780,000, $4,890,000 and $8,574,000 for the  three,  six  and  twelve  months  ended  June  30,  2001,  respectively.


                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  6     -     COMMITMENTS  AND  CONTINGENCIES

     ENVIRONMENTAL MATTERS - Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. The Company owns seven Michigan sites which formerly housed such manufacturing facilities and expects that it will ultimately incur investigation and remedial action costs at some of these sites, and a number of other sites. The Company has closed a related site with the approval of the appropriate environmental regulatory authority in the State of Michigan, and has developed plans and conducted preliminary field investigations at two other sites. The extent of the Company's liabilities and potential costs in connection with these sites cannot be reasonably estimated at this time. In accordance with an MPSC accounting order, any environmental investigation and remedial action costs will be deferred and amortized over ten years. Rate recognition of the related amortization expense will not begin until after a prudence review in a general rate case.

     OTHER  -  In  the  normal course of business, the Company may be a party to certain lawsuits and administrative proceedings before various courts and government agencies. These lawsuits and proceedings may involve personal injury, property damage, contractual issues and other matters. Management cannot predict the ultimate outcome of any pending or threatened litigation or of actual or possible claims; however, management believes resulting liabilities, if any, will not have a material adverse impact upon the Company's financial position or results of operations. Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K for further details regarding other commitments and contingencies.


NOTE  7     -     DISCONTINUED  OPERATIONS

In December 2001, the Company's board of directors approved a plan to redirect the Company's business strategy, which includes the divestiture of its engineering services business. The planned divestiture of the Company's engineering services business has been accounted for as a discontinued operation and, accordingly, the operating results and the estimated loss on the disposal of this business segment are segregated and reported as discontinued operations in the Consolidated Statements of Income, with prior years restated. In the fourth quarter of 2001, the Company recorded a loss of $5.0 million, net of income taxes, for the estimated loss the Company expects to incur on the disposal of its engineering business segment including estimated losses from operations during the phase-out period. As of June 30, 2002, no adjustments to this estimated loss were required. The Company plans to divest the engineering business before December 2002, but cannot make any assurance that it will be able to do so.


                                                  Three Months Ended  Six Months Ended  Twelve Months Ended
                                                        June 30,          June 30,           June 30,
                                                  ------------------  ----------------  -------------------
                                                   2002       2001     2002     2001      2002       2001
                                                  ------     -------  ------   -------  --------   --------
                                                                       (in thousands)
CONSOLIDATED STATEMENTS OF INCOME  DATA
  Revenues . . . . . . . . . . . . . . . . . . .  $    -     $2,817   $    -   $5,048   $ 7,199    $14,176
  Operating expenses . . . . . . . . . . . . . .       -      3,120        -    6,038     8,302     15,353
  Operating income (loss). . . . . . . . . . . .       -       (303)       -     (990)   (1,103)    (1,177)
  Other income (deductions). . . . . . . . . . .       -        310        -      313       (58)       490
  Income taxes . . . . . . . . . . . . . . . . .       -          1        -     (261)     (434)      (247)
                                                  ------     -------  ------   -------  --------   --------

  Income (loss) from discontinued operations . .  $    -     $    6   $    -   $ (416)  $  (727)   $  (440)
                                                  ------     -------  ------   -------  --------   --------

  Estimated loss on divestiture of discontinued
    operations, including provisions for losses
    during phase-out period, net of income
    tax benefits of $2,429.. . . . . . . . . . .  $    -     $    -   $    -   $    -   $(4,980)   $     -
                                                  ------     -------  ------   -------  --------   --------

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  7     -     DISCONTINUED  OPERATIONS  (Continued)


                                                      June  30,  December  31,
                                                        2002         2001
                                                      ---------  -------------
(in thousands)

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION DATA
  Current assets . . . . . . . . . . . . . . . . . .  $  3,135    $     4,050
  Property, plant and equipment, net . . . . . . . .       220            250
  Deferred charges and other assets, net . . . . . .         2              2
  Current liabilities. . . . . . . . . . . . . . . .    (4,144)        (4,880)
  Deferred credits and other liabilities . . . . . .         -              -
                                                      ---------   ------------
  Net capital deficiency of discontinued operations
     held for sale . . . . . . . . . . . . . . . . .  $   (787)   $      (578)
                                                      ---------   ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS  OF  OPERATIONS

     SEMCO Energy, Inc. and its subsidiaries (the "Company") had net income of $45,000 (or breakeven on a per share basis) for the quarter ended June 30, 2002 compared to a net loss of $3.3 million (or $0.18 per share) for the quarter ended June 30, 2001. All references to earnings per share in the Management's Discussion and Analysis are on a diluted basis. For information related to the calculation of diluted earnings per share, refer to Note 4 of the Notes to the Consolidated Financial Statements. On a weather-normalized basis, the net loss for the three months ended June 30, 2002 would have been approximately $.8 million (or $.04 per share) compared to a net loss of approximately $2.2 million (or $0.12 per share) for the same period of the prior year.
     The Company had net income of $11.4 million (or $.62 per share) for the six months ended June 30, 2002 compared to net income of $5.7 million (or $0.30 per share) for the six months ended June 30, 2001. On a weather-normalized basis, the net income for the six months ended June 30, 2002 would have been approximately $12.9 million (or $.70 per share) compared to net income of approximately $9.1 million (or $0.48 per share) for the same period of the prior year.
     The Company had a net loss of $.7 million (or $.04 per share) for the twelve months ended June 30, 2002 compared to net income of $13.5 million (or $0.71 per share) for the twelve months ended June 30, 2001. On a weather-normalized basis, net income would have been approximately $2.9 million (or $.16 per share) for the twelve months ended June 30, 2002, compared to net income of approximately $17.4 million (or $0.92 per share) for the same period ended June 30, 2001. The results for the twelve months ended June 30, 2002 also include several unusual items which reduced net income by $10.8 million. The unusual items include losses from discontinued operations, restructuring charges, asset impairments and other unusual items. Refer to Management's Discussion and Analysis and Note 14 of the Notes to the Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K for further information regarding these unusual items.
     The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual income is earned during the first and fourth quarters of the year. In addition, the Company's construction services business segment is also seasonal in nature and earns most of its income during the summer and fall months and incurs losses during the winter and spring months. Therefore, the Company's results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of results for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


RESULTS  OF  OPERATIONS  (CONTINUED)


                                             Three Months Ended     Six Months Ended    Twelve Months Ended
                                                   June 30,             June 30,              June 30,
                                             -------------------  --------------------  --------------------
                                               2002       2001      2002       2001       2002       2001
                                             ---------  --------  ---------  ---------  ---------  ---------
                                                              (in thousands, except per share amounts)
Operating revenues. . . . . . . . . . . . .  $106,100   $86,512   $262,011   $236,490   $471,343   $447,424
  Restructuring & impairment charges. . . .         -         -          -          -      6,103          -
  Other operating expenses. . . . . . . . .    95,759    81,168    223,051    205,479    412,901    381,910
                                             ---------  --------  ---------  ---------  ---------  ---------
Operating income. . . . . . . . . . . . . .  $ 10,341   $ 5,344   $ 38,960   $ 31,011   $ 52,339   $ 65,514
  Other income & (deductions) . . . . . . .    (6,768)   (7,218)   (14,117)   (14,353)   (29,211)   (30,051)
  Income tax (provision) credit . . . . . .    (1,378)      679     (9,168)    (6,225)    (9,522)   (12,984)
                                             ---------  --------  ---------  ---------  ---------  ---------
Income before dividends on trust preferred
  securities & discontinued operations. . .  $  2,195   $(1,195)  $ 15,675   $ 10,433   $ 13,606   $ 22,479
  Dividends on trust preferred
    securities, net of income tax . . . . .    (2,150)   (2,150)    (4,300)    (4,300)    (8,603)    (8,548)
                                             ---------  --------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations. .  $     45   $(3,345)  $ 11,375   $  6,133   $  5,003   $ 13,931
Income (loss) from discontinued
  operations, net of income taxes . . . . .         -         6          -       (416)    (5,707)      (440)
Net income (loss) available to common
  shareholders. . . . . . . . . . . . . . .  $     45   $(3,339)  $ 11,375   $  5,717   $   (704)  $ 13,491
Earnings per share ("EPS"):
  Basic . . . . . . . . . . . . . . . . . .  $      -   $ (0.18)  $   0.62   $   0.32   $  (0.04)  $   0.75
  Diluted . . . . . . . . . . . . . . . . .  $      -   $ (0.18)  $   0.62   $   0.30   $  (0.04)  $   0.71

Average common shares outstanding . . . . .    18,431    18,062     18,374     18,060     18,261     18,051

Impact on net income of the following:
  Colder (warmer) than normal weather . . .  $    866   $(1,102)  $ (1,573)  $ (3,334)  $ (3,589)  $ (3,924)
  Income (loss) from discontinued
    operations. . . . . . . . . . . . . . .         -         6          -       (416)    (5,707)      (440)
  Reorganization charges, impairments
    and other unusual items . . . . . . . .         -         -          -          -     (5,083)         -
Net income excluding the foregoing items. .  $   (821)  $(2,243)  $ 12,948   $  9,467   $ 13,675   $ 17,855

EPS excluding the foregoing items:
  Basic . . . . . . . . . . . . . . . . . .  $  (0.04)  $ (0.12)  $   0.70   $   0.52   $   0.75   $   0.99
  Diluted . . . . . . . . . . . . . . . . .  $  (0.04)  $ (0.12)  $   0.70   $   0.50   $   0.75   $   0.95

     The Company operates four reportable business segments: (1) gas distribution; (2) construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". Refer to Note 5 of the Notes to the Consolidated Financial Statements for further information regarding business segments and a summary of operating revenues and operating income by business segment.
     The business segment analyses and other discussions on the next several pages provide additional information regarding variations in operating results when comparing the three, six and twelve- month periods ended June 30, 2002 to the same periods of the prior year. The Company evaluates the performance of its business segments based on the operating income generated. Operating income does not include income taxes, interest expense, discontinued operations or other non-operating income and expense items. A review of the non-operating items follows the business segment discussions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION

     The Company's gas distribution business segment consists of operations in Michigan and Alaska. The Michigan operation is sometimes referred to as "SEMCO Gas" and the Alaska operation is sometimes referred to as "ENSTAR". These operations are referred to together as the "Gas Distribution Business".
     Operating income for the Gas Distribution Business was $8.5 million for the quarter ended June 30, 2002, compared to $4.9 million for the quarter ended June 30, 2001. On a weather-normalized basis, the operating income of the Gas Distribution Business would have been approximately $7.2 million for the second quarter of 2002 compared to approximately $6.6 million for the same period of the prior year.


                                        Three Months Ended     Six Months Ended    Twelve Months Ended
                                             June 30,              June 30,              June 30,
                                       --------------------  --------------------  --------------------
                                         2002       2001       2002       2001       2002       2001
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                            (dollars in thousands)
Gas sales revenues. . . . . . . . . .  $ 63,869   $  48,245  $ 186,092  $ 170,269  $ 311,219  $ 301,689
Cost of gas sold. . . . . . . . . . .    40,510      28,043    119,292    108,627    195,638    187,482
                                       ---------  ---------  ---------  ---------  ---------  ---------

  Gas sales margin. . . . . . . . . .  $ 23,359   $  20,202  $  66,800  $  61,642  $ 115,581  $ 114,207
Gas transportation revenue. . . . . .     5,645       5,344     13,961     13,402     26,448     26,393
Other operating revenue . . . . . . .       840         868      1,754      1,755      3,079      3,579
                                       ---------  ---------  ---------  ---------  ---------  ---------

  Gross margin. . . . . . . . . . . .  $ 29,844   $  26,414  $  82,515  $  76,799  $ 145,108  $ 144,179
Restructuring charges . . . . . . . .         -           -          -          -      1,051          -
Other operating expenses. . . . . . .    21,309      21,528     43,788     43,954     87,838     82,465
                                       ---------  ---------  ---------  ---------  ---------  ---------

Operating income. . . . . . . . . . .  $  8,535   $   4,886  $  38,727  $  32,845  $  56,219  $  61,714
                                       =========  =========  =========  =========  =========  =========

Weather-normalized operating income .  $  7,191   $   6,631  $  41,097  $  38,270  $  61,559  $  68,314
                                       =========  =========  =========  =========  =========  =========

Volumes of gas sold (MMcf). . . . . .    11,645       9,806     38,207     36,761     64,573     65,294
Volumes of gas transported (MMcf) . .    10,939       9,277     22,990     21,849     44,133     43,891
Number of customers at end of period.   377,480     368,733    377,480    368,733    377,480    368,733
Degree Days . . . . . . . . . . . . .     1,233         885      4,473      4,139      7,386      7,268
Percent colder (warmer) than normal .      12.2%    (19.4)%     (2.3)%     (9.8)%     (4.0)%     (5.5)%

     The  amounts  in  the  above  table  include  intercompany  transactions.

     GAS SALES MARGIN - During the three and six months ended June 30, 2002, gas sales margin increased by $3.2 million and $5.2 million, respectively, when compared to the same periods in 2001. The increases were due primarily to colder weather, increased gas costs savings, the addition of new customers, and customers switching from the Company's aggregated transportation service ("ATS") program back to gas sales service.
     Under the terms of the Company's third-party natural gas supply and management agreements for its Michigan operations, certain gas cost savings are passed through to the Company. The increases in gas cost savings during the three and six months ended June 30, 2002, the majority of which occurred in the first quarter of 2002, were due in part to the effective management of the Company's gas supply under these agreements. In addition gas cost savings were lower than normal during the first half of 2001 as a result of purchasing gas with a higher thermal content. A significant portion of the gas cost savings realized during the first quarter of 2002 is non-recurring. For further information regarding the Company's natural gas supply and management agreements refer to Note 2 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report in Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     Weather during the second quarter of 2002 was 12% colder than normal in Michigan and Alaska combined, while the weather during the second quarter of 2001 was 19% warmer than normal. Under normal weather conditions, gas sales margin for the quarter ended June 30, 2002 would have been lower by approximately $1.3 million and for the quarter ended June 30, 2001 would have been higher by approximately $1.7 million.
     Weather during the six months ended June 30, 2002 was 2% warmer than normal in Michigan and Alaska combined, while the weather during the six months ended June 30, 2001 was 10% warmer than normal. Under normal weather conditions, gas sales margin for the six months ended June 30, 2002 would have been higher by approximately $2.4 million and for the six months ended June 30, 2001 would have been higher by approximately $5.4 million.
     The ATS program for residential customers, which was effective from April 1, 1999, through March 31, 2002, provided all Michigan residential customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees. Distribution and customer fees associated with customers who switch to third-party gas suppliers are recorded in gas transportation revenue rather than gas sales revenue, because the Company acts as a transporter for those customers. During 2001 and 2002 certain ATS customers switched back to the Company's gas sales service because the third-party suppliers they were utilizing stopped participating in the ATS program, primarily due to a significant increase in the market price of natural gas. Also, when the ATS program for residential customers ended on March 31, 2002, all remaining ATS customers became gas sales customers.
     Gas sales margin for the twelve months ended June 30, 2002 increased by $1.4 million, when compared to the twelve months ended June 30, 2001. The increase is due primarily to an increase in gas sales as a result of colder weather compared to the twelve months ended March 31, 2001, the addition of new customers, and customers switching from the Company's ATS program back to gas sales service.
     Weather during the twelve months ended June 30, 2002 was 4% warmer than normal in Michigan and Alaska combined, while the weather during the twelve months ended June 30, 2001 was 5.5% warmer than normal. Under normal weather conditions, gas sales margin for the twelve months ended June 30, 2002 and 2001 would have been higher by approximately $5.3 million and $6.6 million, respectively.

     GAS TRANSPORTATION REVENUE - For the three and six months ended June 30, 2002, gas transportation revenue increased by $.3 million and $.6 million, respectively, when compared to the same periods ended June 30, 2001. The primary cause of these increases was an increase in commercial transportation volumes, as a result of cooler weather in Alaska for the first and second quarters of 2002 in comparison to the same periods last year and an increase in industrial transportation volumes. This was offset partially by a decrease in transportation volumes for power companies and the impact of ATS customers switching from the ATS program back to gas sales service during the period. As discussed above, under the ATS program, the Company charges ATS customers the same distribution fees and customer fees that are charged to gas sales service customers.
     Transportation revenue for the twelve months ended June 30, 2002 increased by approximately $.1 million when compared to the same period ended June 30, 2001. This increase consists of two offsetting factors: an increase in transportation revenues due to the factors discussed above, offset by the impact of ATS customers switching from the ATS program to gas sales service during the last 24 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     OTHER OPERATING REVENUE - Other operating revenue for the three and six month periods ended June 30, 2002, was essentially unchanged when compared to the same periods ended June 30, 2001. Other operating revenue for the twelve months ended June 30, 2002 was $3.1 million compared to $3.6 million for the twelve months ended June 30, 2001. The $.5 million decrease was due primarily to a reduction in ATS balancing fees as a result of ATS customers switching back to gas sales service.

     OPERATING EXPENSES - Operating expenses of the Gas Distribution Business decreased by $.2 million for both the three and six-month periods ended June 30, 2002. The $.2 million decrease was the result of a number of offsetting factors. Amortization expense decreased by $1.0 million and $2.0 million, respectively, during the three and six months ended June 30, 2002, when compared to the same periods in 2001. The decreases were due to the elimination of goodwill amortization as a result of the adoption of SFAS 142. For further information on SFAS 142 and its impact on goodwill, see Note 1 of the Notes to the Consolidated Financial Statements. During the three and six months ended June 30, 2002, operation and maintenance expense increased by $.2 million and $.6 million due primarily to higher employee benefit costs, including pension expense, health care costs and retiree medical costs, offset partially by the impact of a reduction in workforce related to the Company's redirected business strategy. During the three and six months ended June 30, 2002, property and other taxes increased by $.1 million and $.2 million, respectively, due primarily to property taxes on additional property, plant and equipment placed in service. Depreciation expense also increased due primarily to additional property, plant and equipment placed in service.
     Operating expenses for the twelve months ended June 30, 2002 increased by $6.4 million when compared to the twelve months ended June 30, 2001. Included in this increase is approximately $1.1 million of restructuring charges recorded in the fourth quarter of 2001. The remainder of the increase was primarily the result of an increase in operation and maintenance expenses of $4.2 million, an increase in general business tax expenses of $2.1 million and an increase in depreciation expense of $1.0 million. The increase in operating expenses is due largely to higher employee related costs, including pension expense, health care costs and retiree medical costs. The increase in general business tax expenses is due primarily to property tax reductions recorded in the second half of 2000 and higher property taxes related to new property placed in service. For further information regarding the property tax reductions, see Note 13, of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report in Form 10-K. Depreciation expense increased due to additional property, plant and equipment placed in service. These increases were offset by a decrease in amortization expense of $2.0 million due to the reasons discussed above.

     REGULATORY MATTERS - The Regulatory Commission of Alaska ("RCA") has been conducting a review of ENSTAR's rates. The Company received an Order dated August 8, 2002 from the RCA on its review of rates for ENSTAR based on normalized data for the year 2000. In its Order the RCA established a revenue requirement of $107.6 million and a 12.55% return on equity. The order indicates an annual revenue reduction of $2.1 million, which would be 1.96% of ENSTAR's revenue in the normalized 2000 test year. The RCA has required ENSTAR to file an updated cost of service study and rate design to reflect the results of the Order by September 9, 2002.

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


                                     Three Months Ended  Six Months Ended   Twelve Months Ended
                                         June 30,            June 30,            June 30,
                                     ------------------  -----------------  -------------------
                                      2002       2001     2002      2001      2002       2001
                                     -------    -------  -------  --------  --------   --------
                                                           (in thousands)
Operating revenues. . . . . . . . .  $36,524    $34,149  $62,105  $51,997   $136,313   $118,283
Restructuring & impairment charges.        -          -        -        -      3,098          -
Other operating expenses. . . . . .   34,585     33,073   61,476   52,994    132,964    112,759
                                     -------    -------  -------  --------  --------   --------
Operating income. . . . . . . . . .  $ 1,939    $ 1,076  $   629  $  (997)  $    251   $  5,524
                                     =======    =======  =======  ========  ========   ========

Feet of pipe installed. . . . . . .    1,189      1,652    2,244    2,581      6,983      7,617
                                     =======    =======  =======  ========  ========   ========

     The  amounts  in  the  above  table  include  intercompany  transactions.

     OPERATING REVENUES - The operating revenues of Construction Services for the three, six and twelve month periods ended June 30, 2002 were $36.5 million, $62.1 million and $136.3 million, respectively, which represent a $2.4 million, $10.1 million, and $18.0 million increase, respectively, over the same periods ended June 30, 2001. These increases are due primarily to an increase in construction projects in the southern regions of the United States. This was offset partially by reduced construction activity in the northern regions of the country.

     OPERATING INCOME - Construction Services operating income increased by $.9 million and $1.6 million, respectively, for the three and six-month periods ended June 30, 2002 compared to the same periods ended June 30, 2001. These increases are due primarily to an increase in construction projects in the southern region of the country, offset partially by reduced construction activity and lower than expected margins on construction projects in the northern regions of the country.
     Construction Services had operating income of $.3 million for the twelve months ended June 30, 2002, compared to operating income of $5.5 million for the twelve months ended June 30, 2001. The decrease of $5.2 million is due largely to restructuring and impairment charges of $3.1 million recorded in the fourth quarter of 2001. Other factors contributing to the decrease are the mix of work and the softening economy during this period. The Company believes that the softening economy has caused many customers to delay or cancel certain construction projects which has changed the mix of work available to Construction Services. The mix of work has included more lower margin work at certain business units. These factors causing the decrease were offset partially by an increase in construction projects in the southern regions of the United States.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


INFORMATION  TECHNOLOGY  SERVICES  (CONTINUED)


                            Three Months Ended    Six Months Ended    Twelve Months Ended
                                 June 30,             June 30,              June 30,
                           -------------------    ----------------    -------------------
                            2002         2001      2002      2001      2002         2001
                           ------       ------    ------    ------    ------       ------
                                                   (in thousands)
Operating revenues. . . .  $2,318       $2,938    $4,578    $5,148    $9,704       $8,729
Restructuring charges . .       -            -         -         -        20            -
Other operating expenses.   2,175        2,853     4,259     4,911     9,171        8,138
                           ------       ------    ------    ------    ------       ------
Operating income. . . . .  $  143       $   85    $  319    $  237    $  513       $  591
                           ======       ======    ======    ======    ======       ======

     The  amounts  in  the  above  table  include  intercompany  transactions.

     OPERATING REVENUES - Operating revenues for IT Services for the three months ended June 30, 2002 were $2.3 million compared to $2.9 million in 2001. Of these amounts, $1.9 million and $2.8 million for these same periods, respectively, represent sales to affiliates. Operating revenues for IT Services for the six months ended June 30, 2002 were $4.6 million compared to $5.1 million in 2001. Of these amounts, $3.7 million and $4.9 million for these same periods, respectively, represent sales to affiliates. The decrease in operating revenues of $.6 million and $.5 million, respectively, for the three and six-month periods ended June 30, 2002 is due primarily to fewer special projects with affiliate customers offset partially by an increase in business with non-affiliate customers.
     Operating revenues for the twelve months ended June 30, 2002 were $9.7 million, compared to $8.7 million for the twelve months ended June 30, 2001. Of these amounts, $8.2 million and $8.6 million for these same periods, respectively, represent sales to affiliates. The increase in operating revenues of $1.0 million for the twelve-month period ended June 30, 2002 is due primarily to the addition of affiliate and non-affiliate customers offset partially by less special projects with affiliate customers.

     OPERATING INCOME - Operating income for IT Services for the second quarter of 2002 was $.1 million, which is essentially unchanged from the second quarter of 2001. Operating income for the six months ended June 30, 2002, when compared to the same period ending June 30, 2001, increased by $.1 million. The increase is was due primarily to lower administrative expenses and additional non-affiliate revenue. Operating income for the twelve months ended June 30, 2002 decreased by $.1 million, compared to same period ended June 30, 2001. This decrease is due primarily to more special project services performed during the twelve-month period ended June 30, 2001. Special project services typically provide higher margins.


PROPANE,  PIPELINES  AND  STORAGE


                     Three Months Ended    Six Months Ended    Twelve Months Ended
                          June 30,             June 30,              June 30,
                     ------------------    ----------------    -------------------
                      2002        2001      2002      2001      2002         2001
                     ------      ------    ------    ------    ------       ------
                                            (in thousands)
Operating revenues.  $1,416      $1,369    $3,654    $4,118    $6,979       $7,778
Operating expenses.   1,036       1,022     2,664     3,036     5,200        5,914
                     ------      ------    ------    ------    ------       ------
Operating income. .  $  380      $  347    $  990    $1,082    $1,779       $1,864
                     ======      ======    ======    ======    ======       ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


PROPANE,  PIPELINES  AND  STORAGE  (CONTINUED)

     OPERATING REVENUES - The operating revenues of the Company's propane, pipelines and storage business for the three, six and twelve months ended June 30, 2002 were $1.4 million, $3.7 million and $7.0 million, respectively, compared to $1.4 million, $4.1 million and $7.8 million, respectively, for the same periods ended June 30, 2001. The decreases for the six and twelve-month periods were due primarily to lower propane distribution revenues resulting from warmer weather in the Company's propane distribution service area.

     OPERATING INCOME - Operating income from the propane, pipelines and storage business for the second quarter of 2002 increased by less than $.1 million when compared to the same period in 2001. The increase was due primarily to higher propane sales and related margins resulting from colder weather during the second quarter of 2002. Operating income for the six and twelve month periods ended June 30, 2002, when compared to the same periods in 2001, decreased by $.1 million. The decrease was due primarily to warmer weather during the first quarter of 2002 and the second half of 2001, which reduced propane sales and margins. This was offset partially by the impact of colder weather during the second quarter of 2002.


OTHER  INCOME  AND  DEDUCTIONS


                                   Three Months Ended    Six Months Ended    Twelve Months Ended
                                        June 30,             June 30,              June 30,
                                   ------------------  --------------------  --------------------
                                     2002      2001      2002       2001       2002       2001
                                   --------  --------  ---------  ---------  ---------  ---------
                                                          (in thousands)
Interest expense. . . . . . . . .  $(7,477)  $(7,717)  $(15,151)  $(15,719)  $(31,216)  $(32,536)
Other income. . . . . . . . . . .      709       499      1,034      1,366      2,005      2,485
                                   --------  --------  ---------  ---------  ---------  ---------

  Total other income (deductions)  $(6,768)  $(7,218)  $(14,117)  $(14,353)  $(29,211)  $(30,051)
                                   ========  ========  =========  =========  =========  =========

     INTEREST EXPENSE - Interest expense for the three, six and twelve months ended June 30, 2002 decreased by $.2 million, $.6 million, and $1.3 million, respectively, when compared to the same periods ended June 30, 2001. Interest expense was less due primarily to lower short-term interest rates.

     OTHER INCOME - Other income for the three months ended June 30, 2002 increased by $.2 million when compared to the same period ended June 30, 2001. The increase was due primarily to gains on the sale of equipment in the second quarter of 2002.
     Other income for the six months ended June 30, 2002 decreased by $.3 million when compared to the same period ended June 30, 2001. The decrease was due primarily to losses on the sale of equipment and lower interest income.
     The decrease of $.5 million during the twelve months ended June 30, 2002, when compared to the same period of 2001, was due to the previously discussed factors affecting the first two quarters of 2002, along with a write-off of certain assets in the fourth quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


INCOME  TAXES

     Income taxes for the three and six months ended June 30, 2002 increased by $2.1 million and $2.9 million when compared to the same periods ended June 30, 2001. Income taxes for the twelve months ended June 30, 2002 decreased by approximately $3.5 million when compared to the same period ended June 30, 2001. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes and dividends on trust preferred securities and any adjustments necessary for compliance with tax laws and regulations.


DIVIDENDS  ON  TRUST  PREFERRED  SECURITIES,  NET  OF  INCOME  TAX

     Dividends on Trust Preferred Securities, net of Income taxes, for the three, six and twelve months ended June 30, 2002 were essentially unchanged at $2.1 million, $4.3 million and $8.6 million when compared to the same periods ended June 30, 2001.


DISCONTINUED  OPERATIONS

In December 2001, the Company began accounting for its engineering business as a discontinued operation. Refer to Note 7 of the Notes to the Consolidated Financial Statements for more information.


LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH FLOWS FROM INVESTING - The following table identifies capital investments for the three and six months ended June 30, 2002 and 2001:


                                                          Three Months Ended  Six Months Ended
                                                               June 30,           June 30,
                                                          ------------------  ----------------
                                                           2002       2001     2002     2001
                                                          ------     -------  -------  -------
                                                                      (in thousands)
Capital investments:
  Property additions - gas distribution. . . . . . . . .  $6,624     $ 9,774  $13,631  $17,668
  Property additions - diversified businesses and other.   1,871       6,209    2,686   10,643
                                                          ------     -------  -------  -------
                                                          $8,495     $15,983  $16,317  $28,311
                                                          ======     =======  =======  =======

     The Company's expenditures for property additions were approximately $16.3 million for the first six months of 2002. Expenditures for property additions during the remainder of 2002 are anticipated to be approximately $20 million.

     CASH FLOWS FROM OPERATIONS - Net cash from operating activities for the three and six months ended June 30, 2002, when compared to the same periods of the prior year, increased by $16.2 million and decreased by $7.4 million, respectively. The change in operating cash flows is influenced significantly by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments.

     CASH FLOWS FROM FINANCING - Net cash used for financing activities during the three and six months ended June 30, 2002 increased by $25.8 million and $13.7 million, respectively, when compared to the same periods ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)


                                                   Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                   -------------------  --------------------
                                                     2002      2001       2002       2001
                                                   --------  ---------  ---------  ---------
                                                                (in thousands)
Cash provided by (used in) financing activities:
  Issuance of common stock. . . . . . . . . . . .  $   697   $    111   $  1,944   $    144
  Issuance of long-term debt, net of redemptions.        -     58,438          -     58,438
  Net cash change in notes payable. . . . . . . .   (1,470)   (32,063)   (21,301)   (62,791)
  Payment of dividends. . . . . . . . . . . . . .   (2,301)    (3,792)    (6,136)    (7,584)
                                                   --------  ---------  ---------  ---------
                                                   $(3,074)  $ 22,694   $(25,493)  $(11,793)
                                                   ========  =========  =========  =========


     In June 2002, the Company's Board of Directors declared a regular quarterly cash dividend of $0.125 per share on the Company's common stock. The dividend is payable on August 15, 2002 to shareholders of record at the close of business on August 1, 2002.

     FUTURE FINANCING - In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of its short-term credit facilities. When appropriate, the Company will refinance its short-term debt with long-term debt, common stock or other long-term financing instruments. On June 25, 2002, the Company entered into $145 million of credit facilities with a group of banks, replacing $145 million of bilateral lines, which were due to expire. The new facilities, all of which are committed, consist of an $80 million three-year revolver and a $65 million 364-day facility, with a one-year term loan option. At June 30, 2002, $59.5 million of the Company's credit facilities were unused.
     In March 2000, a registration statement on Form S-3 ("registration statement") filed by the Company and SEMCO Capital Trust I, SEMCO Capital Trust II and SEMCO Capital Trust III ("Capital Trusts") with the Securities and Exchange Commission became effective. At June 30, 2002, there was $164 million available under the Company's registration statement for any future issuances of common stock, preferred stock, trust preferred securities and long term debt.
     The Company's long-term and short-term debt agreements contain restrictive financial covenants including, among others, maintaining a Fixed Charges Coverage Ratio (as defined in the agreements) of at least 1.50 and placing limits on the payment of dividends beyond certain levels. Non-compliance with these covenants could result in an acceleration of the due dates for the debt obligations under the agreements. As of June 30, 2002, the Fixed Charges Coverage Ratio was 1.82 and the Company was in compliance with all of the covenants in these agreements. The Company has currently projected its financial covenants for the remaining two quarters during 2002, based on the Company's forecasted operating results for the year, and these forecasted results indicate that the Company will be able to remain in compliance with all of its covenants during 2002. However, these projected results are based on a number of assumptions and factors. If actual results differ from management's current expectations, they could have an adverse impact on the Company's ability to remain in compliance with its covenants during 2002. In the event the Company is not able to remain in compliance with these covenants, management plans to request a modification of the covenants or a waiver of certain covenant provisions. For additional information concerning the factors impacting compliance with the Company's debt covenants refer to the Management Discussion and Analysis - Liquidity and Capital Resources section in the Company's 2001 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

     The Company's ratio of earnings to fixed charges, as defined under Item 502 of SEC regulations S-K, was 1.22 for the twelve months ended June 30, 2002. If common stock of the Company had been issued in place of the FELINE PRIDES, the ratio of earnings to fixed charges would have been 1.54. This ratio is more strictly defined than the Fixed Charges Coverage Ratio used to determine compliance with the Company's previously discussed debt covenants.


CRITICAL  ACCOUNTING  POLICIES

The results of operations, as presented in this report, are based on the application of generally accepted U.S. accounting principles. The application of these principles often requires management to make certain judgments, assumptions and estimates that may result in different financial presentations. The Company believes that certain accounting principles are critical in terms of understanding its financial statements.

     BASIS OF PRESENTATION - The financial statements of the Company were prepared in conformity with generally accepted accounting principles. In connection with the preparation of the financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RATE REGULATION - The gas distribution customers located in the City of Battle Creek, Michigan, and surrounding communities are subject to the jurisdiction of the City Commission of Battle Creek ("CCBC"). The Michigan Public Service Commission ("MPSC") has jurisdiction over the remaining Michigan customers. ENSTAR is subject to regulation by the Regulatory Commission of Alaska ("RCA"). These regulatory bodies have jurisdiction over, among other things, rates, accounting procedures, and standards of service.

     REVENUE RECOGNITION - The Gas Distribution Business bills monthly on a cycle basis and follows the industry practice of recognizing accrued revenue for gas services rendered to its customers but not billed at month end. Construction Services accounts for its long-term projects using the percentage of completion method. For all other services, Construction Services recognizes revenues as services are rendered and recognizes accrued revenue for services rendered but not billed at month end. The propane business recognizes propane sales in the same period that the propane is delivered to customers.

     COST OF GAS - Prior to April 1, 1999, the Company's Michigan-based gas distribution operation had a regulator-approved gas cost recovery ("GCR") mechanism for the geographic areas subject to the regulatory jurisdiction of the MPSC and CCBC, which allowed for the adjustment of rates charged to customers in response to increases and decreases in the cost of gas purchased. Effective April 1, 1999, the MPSC and CCBC authorized the Company to suspend its GCR clause and freeze for three years in base rates a fixed gas charge of $3.24 per Mcf. The suspension period for the GCR pricing mechanism expired on March 31, 2002, after which the Company reinstated its GCR pricing mechanism for customers subject to the jurisdiction of the MPSC. The Company received approval from the CCBC to extend the fixed gas charge program and GCR suspension period until March 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


CRITICAL  ACCOUNTING  POLICIES  (CONTINUED)

     The Alaska-based gas distribution operation also has a regulator-approved gas cost adjustment ("GCA") mechanism, which allows for the adjustment of rates charged to customers for increases and decreases in the cost of gas purchased. All gas sales rates are adjusted annually to reflect changes in the operation's cost of purchased gas based on estimated costs for the upcoming 12-month period. The GCA may be adjusted quarterly if it is determined that there are significant variances from the estimates used in the annual determination. Any difference between actual cost of gas purchased and the RCA's approved rate adjustment is deferred and included with applicable carrying charges in the next GCA.

     RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS - The Company's business activities expose it to a variety of risks, including commodity price risk and interest rate risk. The Company's management identifies risks associated with the Company's business and determines which risks it wants to manage and which types of instruments it should use to manage those risks.
     The Company records all derivative instruments it enters into under the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 137 and SFAS 138, which were amendments to SFAS 133 (hereinafter collectively referred to as "SFAS 133"). SFAS 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial position, as either an asset or liability, measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.


NEW  ACCOUNTING  STANDARDS

See Note 1 of the Notes to the Financial Statements, which is incorporated herein by reference.

                           PART II - OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.

          None.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

          During the second quarter of 2002, the Company issued an aggregate of 5,159 shares of unregistered common stock to the members of its Board of Directors in exchange for services rendered, valued at $46,044.
          The preceding transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.
          On June 25, 2002, the Registrant entered into a Credit Agreement ("Credit Agreement") with various financial institutions and Standard Federal Bank N.A. as Agent and Arranger under which a line of credit (with a term loan option) and a revolving credit facility (which includes letters of credit) were made available to the Registrant. The Credit Agreement contains various financial covenants including a minimum fixed charge coverage ratio, a maximum leverage ratio, a minimum consolidated total capital amount, and a limitation on the payment of dividends.


ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES.

          Not  applicable.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITYHOLDERS.

          At the April 16, 2002 Annual Meeting of Common Shareholders, the following nominees were elected as directors to hold office for a term of three years:


     Name            Votes For   Votes Withheld
  ----------         ---------   --------------

  Edward J. Curtis.  11,871,317  2,667,764
  Marcus Jackson. .  12,969,502  1,569,579
  Harvey I. Klein .  12,014,656  2,524,425
  Thomas W. Sherman  12,141,545  2,397,536

          A nomination was received from the floor for Karl Herzer; 892,946 votes were received for Mr. Herzer and 0 votes were withheld.

          A proposal was received from the floor to postpone the meeting; 228,632 votes were received for the motion and 14,310,449 votes were received against the motion, with no abstentions and no broker non-votes.


ITEM  5.  OTHER  INFORMATION.

          Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)  List  of  Exhibits  -  (See  page  31  for  the  Exhibit  Index.)

                3.(ii)     Bylaws--last  revised  June  20,  2002.
                4          Credit  Agreement  dated  as  of June 25, 2002, among
                           SEMCO  Energy,  Inc.  as  Borrower, various financial
                           institutions, Standard Federal Bank N.A. as Agent and
                           Arranger, Keybank National Association as Syndication
                           Agent  and  U.S. Bank, N.A. and National City Bank of
                           Michigan/Illinois  as  Documentation  Agents.
               12          Ratio  of  Earnings  to  Fixed  Charges.
               99          Certification  Pursuant to 18 U.S.C. Section 1350, as
                           Adopted  Pursuant  to  Section  906  of the Sarbanes-
                           Oxley  Act  of  2002.

          (b)  Reports  on  Form  8-K.

               The Company filed the following Form 8-K Reports during the second quarter of 2002: (1) report filed on May 2, 2002, to announce that the Company had notified its principal accountant, Arthur Andersen, LLP, that it would be engaging other principal accountants for future financial statement audits, (2) report filed on May 31, 2002, to announce that the Company had engaged PricewaterhouseCoopers LLP as its principal independent auditors to replace Arthur Andersen, LLP, and (3) report filed on June 26, 2002, to report the Company's successful closing of $145 million of syndicated credit facilities.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEMCO  ENERGY,  INC.
                                            (Registrant)


Dated:  August  14,  2002
                                        By:  /s/John  E.  Schneider
                                           -------------------------------------
                                           Senior  Vice  President and Principal
                                           Financial  Officer

                                  EXHIBIT INDEX
                                    Form 10-Q
                               Second Quarter 2002


 Exhibit
   No.       Description                                         Filed  Herewith
--------     -----------                                         ---------------
   3.(ii)    Bylaws--last  revised  June  20,  2002.                    x
   4         Credit  Agreement  dated  as  of  June  25,  2002,
             among  SEMCO  Energy,  Inc.  as  Borrower, various
             financial institutions, Standard Federal Bank N.A.
             as  Agent  and  Arranger,  Keybank  National
             Association  as  Syndication  Agent and U.S. Bank,
             N.A.  and  National City Bank of Michigan/Illinois
             as  Documentation  Agents.                                 x
  12         Ratio  of  Earnings  to  Fixed  Charges.                   x
  99         Certification  Pursuant to 18 U.S.C. Section 1350,
             as  Adopted  Pursuant  to  Section  906  of  the
             Sarbanes-Oxley Act of 2002.                                x