Form 10-Q
period 2002-09-30
SEMCO ENERGY INC
filed 2002-11-14
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     (Mark  One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2002

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

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes  [   ]   No  [X]

The number of outstanding shares of the Registrant's common stock as of October 31, 2002: 18,577,930

                               INDEX TO FORM 10-Q
                               ------------------

                      For Quarter Ended September 30, 2002


                                                                                      Page
                                                                                     Number
                                                                                     ------
COVER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2

INFORMATION  REGARDING  FORWARD-LOOKING  STATEMENTS. . . . . . . . . . . . . . . .      2

PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .      3
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . .. . . . . . . . . . .     15
  Item 3.  Qualitative and Quantitative Disclosures About Market Risk. . . . . . .     27
  Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . .     28

PART  II - OTHER INFORMATION
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .     29
  Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . .     29
  Item 4.  Submission of Matters to a Vote of Securityholders. . . . . . . . . . .     29
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .     29

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33


FORWARD-LOOKING  STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections of SEMCO Energy, Inc. and its subsidiaries (the "Company"). Statements that are not historical facts, including statements about the Company's outlook, beliefs, plans, goals, and expectations, are forward-looking statements. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical areas where the Company does business; (iii) the capital intensive nature of the Company's business; (iv) increased competition within the energy industry as well as from alternative forms of energy; (v) the timing and extent of changes in commodity prices for natural gas and propane; (vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) the Company's ability to bid on and win construction contracts; (viii) the impact of energy prices on the amount of projects and business available to the Company's construction services business; (ix) the nature, availability and projected profitability of potential investments available to the Company; (x) the Company's ability to remain in compliance with its debt covenants and accomplish its financing objectives in a timely and cost-effective manner in light of changing conditions in the capital markets;
(xi) the Company's ability to operate and integrate acquired businesses in accordance with its plans and (xii) the Company's ability to effectively execute its strategic plan.


                                                    SEMCO ENERGY, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                         (In thousands, except per share amounts)



                                                           Three Months Ended   Nine Months Ended     Twelve Months Ended
                                                              September 30,       September 30,          September 30,
                                                           ------------------  --------------------  --------------------
                                                             2002      2001      2002       2001       2002       2001
                                                           --------  --------  ---------  ---------  ---------  ---------
OPERATING REVENUES
  Gas sales . . . . . . . . . . . . . . . . . . . . . . .  $34,616   $32,146   $220,708   $202,415   $313,689   $303,289
  Gas transportation. . . . . . . . . . . . . . . . . . .    5,051     4,931     19,012     18,333     26,567     26,301
  Construction services . . . . . . . . . . . . . . . . .   30,730    37,618     86,510     84,349    115,380    114,922
  Other . . . . . . . . . . . . . . . . . . . . . . . . .    2,296     2,109      8,474      8,198     11,596     11,549
                                                           --------  --------  ---------  ---------  ---------  ---------
                                                            72,693    76,804    334,704    313,295    467,232    456,061
                                                           --------  --------  ---------  ---------  ---------  ---------

OPERATING EXPENSES
  Cost of gas sold. . . . . . . . . . . . . . . . . . . .   20,075    17,118    139,367    125,745    198,595    189,640
  Operations and maintenance. . . . . . . . . . . . . . .   41,157    46,460    121,131    119,640    163,779    157,221
  Depreciation and amortization . . . . . . . . . . . . .    8,834     9,351     26,487     27,304     35,689     36,133
  Property and other taxes. . . . . . . . . . . . . . . .    2,973     2,937      9,105      8,657     12,011     10,820
  Restructuring and impairment charges. . . . . . . . . .        -         -          -          -      6,103          -
                                                           --------  --------  ---------  ---------  ---------  ---------
                                                            73,039    75,866    296,090    281,346    416,177    393,814
                                                           --------  --------  ---------  ---------  ---------  ---------

OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . .     (346)      938     38,614     31,949     51,055     62,247

OTHER INCOME (DEDUCTIONS)
  Interest expense. . . . . . . . . . . . . . . . . . . .   (7,951)   (8,092)   (23,102)   (23,810)   (31,076)   (32,315)
  Other . . . . . . . . . . . . . . . . . . . . . . . . .      694       345      1,728      1,710      2,356      2,815
                                                           --------  --------  ---------  ---------  ---------  ---------
                                                            (7,257)   (7,747)   (21,374)   (22,100)   (28,720)   (29,500)
                                                           --------  --------  ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
  DIVIDENDS ON TRUST PREFERRED SECURITIES . . . . . . . .   (7,603)   (6,809)    17,240      9,849     22,335     32,747

INCOME TAX PROVISION. . . . . . . . . . . . . . . . . . .   (2,739)   (2,456)     6,428      3,768      9,239     12,115
                                                           --------  --------  ---------  ---------  ---------  ---------

INCOME (LOSS) BEFORE DIVIDENDS ON TRUST
  PREFERRED SECURITIES. . . . . . . . . . . . . . . . . .   (4,864)   (4,353)    10,812      6,081     13,096     20,632

  Dividends on trust preferred securities, net of
  income taxes. . . . . . . . . . . . . . . . . . . . . .    2,150     2,150      6,451      6,451      8,603      8,594
                                                           --------  --------  ---------  ---------  ---------  ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS. . . . . . . . .   (7,014)   (6,503)     4,361       (370)     4,493     12,038

DISCONTINUED OPERATIONS
  Loss from engineering services operations, net of
       income taxes . . . . . . . . . . . . . . . . . . .        -      (142)         -       (558)      (584)      (444)
  Estimated loss on divestiture of engineering services
       operations, including provision for losses during
       phase-out period, net of income taxes. . . . . . .        -         -          -          -     (4,980)         -
                                                           --------  --------  ---------  ---------  ---------  ---------

NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS. . . . . . . . . . . . . . . . . . . . . .  $(7,014)  $(6,645)  $  4,361   $   (928)  $ (1,071)  $ 11,594
                                                           ========  ========  =========  =========  =========  =========

EARNINGS PER SHARE  -  BASIC
  Income (loss) from continuing operations. . . . . . . .  $ (0.38)  $ (0.36)  $   0.24   $  (0.02)  $   0.24   $   0.67
  Net income (loss) available to common shareholders. . .  $ (0.38)  $ (0.37)  $   0.24   $  (0.05)  $  (0.06)  $   0.64

EARNINGS PER SHARE  -  DILUTED
  Income (loss) from continuing operations. . . . . . . .  $ (0.38)  $ (0.36)  $   0.24   $  (0.02)  $   0.24   $   0.63
  Net income (loss) available to common shareholders. . .  $ (0.38)  $ (0.37)  $   0.24   $  (0.05)  $  (0.06)  $   0.61

CASH DIVIDENDS PAID PER SHARE . . . . . . . . . . . . . .  $ 0.125     0.210      0.460      0.630      0.670      0.840

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . .   18,519    18,109     18,422     18,076     18,365     18,069



The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                   SEMCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                         ASSETS
                                     (In thousands)




                                                           September 30,   December 31,
                                                                2002           2001
                                                           --------------  -------------
                                                            (Unaudited)
CURRENT ASSETS
  Cash and temporary cash investments, at cost. . . . . .  $        4,853  $       1,728
  Receivables, less allowances of $1,997 and $1,849 . . .          38,453         64,219
  Accrued revenue . . . . . . . . . . . . . . . . . . . .          13,586         33,153
  Prepaid expenses. . . . . . . . . . . . . . . . . . . .          23,241         22,276
  Gas in underground storage. . . . . . . . . . . . . . .          40,770         12,731
  Materials and supplies, at average cost . . . . . . . .           5,361          5,258
  Gas charges recoverable from customers. . . . . . . . .           5,440          1,994
  Other . . . . . . . . . . . . . . . . . . . . . . . . .           1,980          3,608
                                                           --------------  -------------
                                                                  133,684        144,967

PROPERTY, PLANT AND EQUIPMENT
  Gas distribution. . . . . . . . . . . . . . . . . . . .         635,802        613,467
  Diversified businesses and other. . . . . . . . . . . .          94,496         94,514
                                                           --------------  -------------
                                                                  730,298        707,981
  Less - accumulated depreciation and impairments . . . .         207,450        183,436
                                                           --------------  -------------
                                                                  522,848        524,545

DEFERRED CHARGES AND OTHER ASSETS
  Goodwill, less amortization and impairments of $17,764.         161,084        161,084
  Deferred retiree medical benefits . . . . . . . . . . .           9,216          9,891
  Unamortized debt expense. . . . . . . . . . . . . . . .           8,102          7,831
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          16,567         15,230
                                                           --------------  -------------
                                                                  194,969        194,036
                                                           --------------  -------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $      851,501  $     863,548
                                                           ==============  =============



The  accompanying  notes to the consolidated financial statements are an integral part of these statements.


                                      SEMCO ENERGY, INC.
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                LIABILITIES AND CAPITALIZATION
                                        (In thousands)




                                                                September 30,    December 31,
                                                                    2002             2001
                                                               ---------------  --------------
                                                                 (Unaudited)
CURRENT LIABILITIES
  Notes payable and current maturities of long-term debt. . .  $      114,415   $     137,957
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .          23,470          30,410
  Customer advance payments . . . . . . . . . . . . . . . . .          11,696          13,530
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .           6,900           7,665
  Amounts payable to customers. . . . . . . . . . . . . . . .           1,394           1,463
  Accumulated deferred income taxes . . . . . . . . . . . . .           1,813             912
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,215          17,076
                                                               ---------------  --------------
                                                                      172,903         209,013

DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes . . . . . . . . . . . . .          33,268          33,149
  Customer advances for construction. . . . . . . . . . . . .          15,336          15,548
  Unamortized investment tax credit . . . . . . . . . . . . .           1,245           1,445
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,524          12,223
                                                               ---------------  --------------
                                                                       60,373          62,365

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . .         366,323         338,966

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST
  PREFERRED SECURITIES OF SUBSIDIARIES HOLDING
  SOLELY DEBT SECURITIES OF SEMCO ENERGY, INC.. . . . . . . .         139,426         139,394

COMMON SHAREHOLDERS' EQUITY
  Common stock - $1 par value; 40,000,000 shares authorized;
    18,563,332 and 18,240,143 shares outstanding. . . . . . .          18,563          18,240
  Capital surplus and accumulated other comprehensive income.         117,323         114,895
  Retained earnings (deficit) . . . . . . . . . . . . . . . .         (23,410)        (19,325)
                                                               ---------------  --------------
                                                                      112,476         113,810
                                                               ---------------  --------------

TOTAL LIABILITIES AND CAPITALIZATION. . . . . . . . . . . . .  $      851,501   $     863,548
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


                                                       SEMCO ENERGY, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                         (in thousands)


                                                                Three Months Ended    Nine Months Ended    Twelve Months Ended
                                                                  September 30,         September 30,         September 30,
                                                               --------------------  --------------------  --------------------
                                                                 2002       2001       2002       2001       2002       2001
                                                               ---------  ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $ (7,014)  $ (6,645)  $  4,361   $   (928)  $ (1,071)  $ 11,594
  Adjustments to reconcile net income (loss) to net
    cash from operating activities:
        Depreciation and amortization . . . . . . . . . . . .     8,834      9,351     26,487     27,304     35,689     36,133
        Non-cash impairment charges . . . . . . . . . . . . .         -          -          -          -      7,679          -
        Changes in assets and liabilities, net of effects of
           acquisitions, divestitures and other changes as
           shown below. . . . . . . . . . . . . . . . . . . .   (12,749)   (16,085)    (2,553)     6,919    (10,640)    (6,963)
                                                               ---------  ---------  ---------  ---------  ---------  ---------
              NET CASH FROM OPERATING ACTIVITIES. . . . . . .   (10,929)   (13,379)    28,295     33,295     31,657     40,764
                                                               ---------  ---------  ---------  ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property additions - gas distribution . . . . . . . . . . .    (8,135)   (11,152)   (21,766)   (28,820)   (27,020)   (38,447)
  Property additions - diversified businesses and other . . .    (1,871)    (4,585)    (4,557)   (15,228)   (10,699)   (22,351)
  Proceeds from property sales, net of retirement costs . . .       480       (214)     1,363       (350)     1,664       (971)
                                                               ---------  ---------  ---------  ---------  ---------  ---------
              NET CASH FROM INVESTING ACTIVITIES. . . . . . .    (9,526)   (15,951)   (24,960)   (44,398)   (36,055)   (61,769)
                                                               ---------  ---------  ---------  ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net of expenses . . . . . . . . .       852      1,171      2,796      1,315      3,917      1,521
  Issuance of trust preferred securities, net of expenses . .         -          -          -          -          -        (83)
  Issuance of long-term debt, net of expenses . . . . . . . .    29,043       (152)    29,043     58,296     29,043     58,198
  Repayment of long-term debt and related expenses. . . . . .   (30,060)         -    (30,060)       (10)   (30,060)       (60)
  Net change in notes payable . . . . . . . . . . . . . . . .    27,759     25,100      6,458    (37,691)    17,964    (27,661)
  Payment of dividends on common stock. . . . . . . . . . . .    (2,311)    (3,796)    (8,447)   (11,380)   (12,260)   (15,170)
                                                               ---------  ---------  ---------  ---------  ---------  ---------
              NET CASH FROM FINANCING ACTIVITIES. . . . . . .    25,283     22,323       (210)    10,530      8,604     16,745
                                                               ---------  ---------  ---------  ---------  ---------  ---------

CASH AND TEMPORARY CASH INVESTMENTS
  Net increase (decrease) . . . . . . . . . . . . . . . . . .     4,828     (7,007)     3,125       (573)     4,206     (4,260)
  Beginning of period . . . . . . . . . . . . . . . . . . . .        25      7,655      1,728      1,221        648      4,908
                                                               ---------  ---------  ---------  ---------  ---------  ---------

  End of period . . . . . . . . . . . . . . . . . . . . . . .  $  4,853   $    648   $  4,853   $    648   $  4,854   $    648
                                                               =========  =========  =========  =========  =========  =========


  CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF
     ACQUISITIONS, DIVESTITURES AND OTHER CHANGES:
        Receivables, net. . . . . . . . . . . . . . . . . . .  $  8,371   $(16,471)  $ 25,766   $  7,532   $ 27,154   $ (4,898)
        Accrued revenue . . . . . . . . . . . . . . . . . . .      (868)    (1,335)    19,567     18,156        470     (4,740)
        Materials, supplies and gas in
           underground storage. . . . . . . . . . . . . . . .   (19,097)    (4,373)   (28,141)    (5,289)   (27,037)       110
        Gas charges recoverable from customers. . . . . . . .    (2,092)        48     (3,446)       436     (3,178)       616
        Accounts payable. . . . . . . . . . . . . . . . . . .     4,144      1,946     (6,939)    (6,046)    (2,783)     5,167
        Customer advances and amounts payable
           to customers . . . . . . . . . . . . . . . . . . .     4,591      5,856     (2,115)    (2,264)        81     (1,105)
        Other . . . . . . . . . . . . . . . . . . . . . . . .    (7,798)    (1,756)    (7,245)    (5,606)    (5,347)    (2,113)
                                                               ---------  ---------  ---------  ---------  ---------  ---------
                                                               $(12,749)  $(16,085)  $ (2,553)  $  6,919   $(10,640)  $ (6,963)
                                                               =========  =========  =========  =========  =========  =========

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

     COMPREHENSIVE INCOME - The Company's comprehensive income (loss) for the three, nine and twelve months ended September 30, 2002 and September 30, 2001 is summarized in the following table.


                                            Three months ended  Nine months ended  Twelve months ended
                                               September 30,      September 30,       September 30,
                                            ------------------  -----------------  -------------------
                                              2002      2001     2002       2001     2002       2001
                                            --------  --------  ------     ------  --------    -------
                                                                 (in thousands)
Net income (loss) available to common
  shareholders . . . . . . . . . . . . . .  $(7,014)  $(6,645)  $4,361     $(928)  $(1,071)    $11,594

Minimum pension liability adjustment, net
  of income tax benefits of $781 . . . . .        -         -        -         -    (1,452)          -

Unrealized derivative gain (loss) on
  interest rate hedge from an
  investment in an affiliate . . . . . . .      (98)        -      107         -      (637)          -
                                            --------  --------  ------     ------  --------    -------

Total other comprehensive income (loss). .  $(7,112)  $(6,645)  $4,468     $(928)  $(3,160)    $11,594
                                            ========  ========  ======     ======  ========    =======

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  1     -     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     NEW  ACCOUNTING  STANDARDS  -  On  January  1,  2002,  the  Company adopted
Statement  of  Financial  Accounting  Standards  ("SFAS")  141,  "Business
Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.
     Effective with the date of adoption of these Statements the Company ceased Goodwill amortization, which has reduced amortization expense for the nine months ended September 30, 2002 by approximately $2.1 million after income taxes (or $0.11 per share based on the current level of outstanding common stock).
     The Company is also required to complete a transition impairment test in the year of adoption, and perform subsequent impairment tests on the remaining goodwill balance annually or at any time when events occur which could impact the value of the Company's business segments. If an impairment test of goodwill shows that the carrying amount of the goodwill is in excess of the fair value, a corresponding impairment loss would be recorded in the consolidated statements of income. The transition impairment tests were performed for the Company's business units and the results of those tests indicate that no impairment of the Company's goodwill balances existed as of January 1, 2002. The 2002 annual impairment test has also been performed for the Company's construction services business segment and indicates that there is no impairment of goodwill. As a result, there was no change in the carrying amount of goodwill at September 30, 2002 when compared to December 31, 2001. The 2002 annual impairment tests for the remaining business units will be conducted during the fourth quarter of 2002.
     The  following  table  presents what would have been reported as net income
(loss) available to common shareholders and the related per share amounts on a basic and diluted basis in all periods presented, exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill.


                                                                  Three Months Ended  Nine Months Ended  Twelve Months Ended
                                                                    September 30,       September 30,       September 30,
                                                                  ------------------  -----------------  -------------------
                                                                    2002      2001     2002      2001      2002       2001
                                                                  --------  --------  ------    -------  --------   --------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
     Reported income (loss) from continuing operations . . . . .  $(7,014)  $(6,503)  $4,361    $ (370)  $ 4,493    $12,038
     Discontinued operations . . . . . . . . . . . . . . . . . .        -      (142)       -      (558)   (5,564)      (444)
                                                                  --------  --------  ------    -------  --------   --------
     Reported net income (loss) available to common shareholders   (7,014)   (6,645)   4,361      (928)   (1,071)    11,594
     Add back: Goodwill amortization, net of income taxes. . . .        -       703        -     2,107       698      2,800
                                                                  --------  --------  ------    -------  --------   --------
     Adjusted net income (loss) available to common shareholders  $(7,014)  $(5,942)  $4,361    $1,179   $  (373)   $14,394
                                                                  --------  --------  ------    -------  --------   --------


ADJUSTED EARNINGS PER SHARE - BASIC
     Reported income (loss) from continuing operations . . . . .  $ (0.38)  $ (0.36)  $ 0.24    $(0.02)  $  0.24    $  0.67
     Discontinued operations . . . . . . . . . . . . . . . . . .        -     (0.01)       -     (0.03)    (0.30)     (0.03)
                                                                  --------  --------  ------    -------  --------   --------
     Reported net income (loss) available to common shareholders    (0.38)    (0.37)    0.24     (0.05)    (0.06)      0.64
     Add back: Goodwill amortization, net of income taxes. . . .        -      0.04        -      0.12      0.04       0.16
                                                                  --------  --------  ------    -------  --------   --------
     Adjusted net income (loss) available to common shareholders  $ (0.38)  $ (0.33)  $ 0.24    $ 0.07   $ (0.02)   $  0.80
                                                                  --------  --------  ------    -------  --------   --------


ADJUSTED EARNINGS PER SHARE - DILUTED
     Reported income (loss) from continuing operations . . . . .  $ (0.38)  $ (0.36)  $ 0.24    $(0.02)  $  0.24    $  0.63
     Discontinued operations . . . . . . . . . . . . . . . . . .        -     (0.01)       -     (0.03)    (0.30)     (0.02)
                                                                  --------  --------  ------    -------  --------   --------
     Reported net income (loss) available to common shareholders    (0.38)    (0.37)    0.24     (0.05)    (0.06)      0.61
     Add back: Goodwill amortization, net of income taxes. . . .        -      0.04        -      0.12      0.04       0.14
                                                                  --------  --------  ------    -------  --------   --------
     Adjusted net income (loss) available to common shareholders  $ (0.38)  $ (0.33)  $ 0.24    $ 0.07   $ (0.02)   $  0.75
                                                                  --------  --------  ------    -------  --------   --------

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

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  2     -     SHORT-TERM  BORROWINGS  AND  CAPITALIZATION

     SHORT-TERM BORROWINGS - On June 25, 2002, the Company entered into a $145 million credit agreement with a group of banks, replacing four lines of credit totaling $145 million, which were due to expire. The new agreement, all of which is committed, consists of an $80 million three-year revolver and a $65 million 364-day facility, with a one-year term loan option. On September 30, 2002, $31.6 million of these credit facilities was unused.

     LONG-TERM DEBT - During September 2002, the Company issued $30 million of 6.49% unsecured Senior Notes due 2009. Interest on the Senior Notes is payable semiannually. The proceeds from the sale were used to redeem $30 million of 6.83% Senior Notes, which were due to mature on October 1, 2002.

     COMMON STOCK EQUITY - On October 17, 2002, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share on the Company's common stock. The dividend is payable on November 15, 2002 to shareholders of record at the close of business on November 1, 2002.
     In August 2002, the Company paid a quarterly cash dividend of $0.125 per share on its common stock. The total cash dividend was approximately $2.3 million of which $.4 million was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan ("DRIP"). The cash dividend for the nine months ended September 30 2002, was $8.4 million, of which $1.4 million was reinvested by shareholders through participation in the DRIP. During the three and nine months ended September 30, 2002, the Company issued approximately 70,300 and 285,700 shares of Company common stock, respectively, to meet the dividend reinvestment and stock purchase requirements of its DRIP participants. Also during the three and nine months ended September 30, 2002, the Company issued approximately 25,000 and 37,400 shares of its common stock, respectively, to certain of the Company's employee benefit plans. During the first and second quarter of 2002, the Company purchased 19,400 and 40,200 shares of its common stock, respectively, on the open market to contribute to certain of its employee benefit plans.


NOTE  3     -     RISK  MANAGEMENT  ACTIVITIES  AND  DERIVATIVE  TRANSACTIONS

     The Company's business activities expose it to a variety of risks, including commodity price risk and interest rate risk. The Company's management identifies risks associated with the Company's business and determines which risks it wants to manage and which types of instruments it should use to manage those risks.
     The Company records all derivative instruments it enters into under the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 137 and SFAS 138, which were amendments to SFAS 133 (hereinafter collectively referred to as "SFAS 133"). SFAS 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial position, as either an asset or liability, measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
     An affiliate, in which the Company has a 50% investment, uses an interest rate swap agreement to hedge the variable interest rate payments on its long-term debt. This agreement qualifies under the provisions of SFAS 133 as a cash flow hedge. As a result of this interest rate swap agreement, the Company's Consolidated Statements of Financial Position, at September 30, 2002

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  3     -     RISK  MANAGEMENT  ACTIVITIES  AND  DERIVATIVE  TRANSACTIONS
(CONTINUED)

and December 31, 2001, reflected a $.6 million and $.7 million reduction, respectively, in the Company's equity investment in the affiliate and in accumulated other comprehensive income.


NOTE  4     -     EARNINGS  PER  SHARE

     The computations of basic and diluted earnings per share for the three, nine and twelve months ended September 30, 2002 and 2001 are as follows (in thousands except per share amounts):


                                                          Three Months Ended  Nine Months Ended  Twelve Months Ended
                                                             September 30       September 30        September 30
                                                          ------------------  -----------------  -------------------
                                                            2002      2001     2002      2001      2002       2001
                                                          --------  --------  -------  --------  --------   --------
                                                                               (in thousands)
BASIC EARNINGS PER SHARE COMPUTATION
     Income (loss) from continuing operations. . . . . .  $(7,014)  $(6,503)  $ 4,361  $  (370)  $ 4,493    $12,038
     Discontinued operations (a) . . . . . . . . . . . .        -      (142)        -     (558)   (5,564)      (444)
                                                          --------  --------  -------  --------  --------   --------
     Net income (loss) available to common shareholders.  $(7,014)  $(6,645)  $ 4,361  $  (928)  $(1,071)   $11,594
                                                          --------  --------  -------  --------  --------   --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . .   18,519    18,109    18,422   18,076    18,365     18,069
                                                          --------  --------  -------  --------  --------   --------

EARNINGS PER SHARE - BASIC
     Income (loss) from continuing operations. . . . . .  $ (0.38)  $ (0.36)  $  0.24  $ (0.02)  $  0.24    $  0.67
     Discontinued operations (a) . . . . . . . . . . . .        -     (0.01)        -    (0.03)    (0.30)     (0.03)
                                                          --------  --------  -------  --------  --------   --------
     Net income (loss) available to common shareholders.  $ (0.38)  $ (0.37)  $  0.24  $ (0.05)  $ (0.06)   $  0.64
                                                          --------  --------  -------  --------  --------   --------

DILUTED EARNINGS PER SHARE COMPUTATION
     Income (loss) from continuing operations. . . . . .  $(7,014)  $(6,503)  $ 4,361  $  (370)  $ 4,493    $12,038
     Discontinued operations (a) . . . . . . . . . . . .        -      (142)        -     (558)   (5,564)      (444)
                                                          --------  --------  -------  --------  --------   --------
     Net income (loss) available to common shareholders.  $(7,014)  $(6,645)  $ 4,361  $  (928)  $(1,071)   $11,594
                                                          --------  --------  -------  --------  --------   --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . .   18,519    18,109    18,422   18,076    18,365     18,069
     Incremental shares from assumed conversions of:
     FELINE PRIDES - stock purchase contracts (b). . . .        -         -         -        -         -        987
     Stock options (b) . . . . . . . . . . . . . . . . .        -         -        30        -         -         33
                                                          --------  --------  -------  --------  --------   --------
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (B) .   18,519    18,109    18,452   18,076    18,365     19,089
                                                          --------  --------  -------  --------  --------   --------

EARNINGS PER SHARE - DILUTED
     Income (loss) from continuing operations. . . . . .  $ (0.38)  $ (0.36)  $  0.24  $ (0.02)  $  0.24    $  0.63
     Discontinued operations (a) . . . . . . . . . . . .        -     (0.01)        -    (0.03)    (0.30)     (0.02)
                                                          --------  --------  -------  --------  --------   --------
     Net income (loss) available to common shareholders.  $ (0.38)  $ (0.37)  $  0.24  $ (0.05)  $ (0.06)   $  0.61
                                                          --------  --------  -------  --------  --------   --------

(a)  Effective  December 2001, the Company began accounting for the engineering services business as a discontinued
     operation.  Accordingly,  its  operating results are segregated and reported as discontinued operations in the
     Consolidated  Statement  of  Income,  with  prior  years  restated.
(b)  The stock options and FELINE PRIDES were not included in the computation of diluted earnings per share for  a)
     the  three months ended September 30, 2002 and September 30, 2001, b) the nine months ended September 30, 2001 and  c)  the  twelve  months  ended  September  30,  2002,  because  their  effect  was  antidilutive.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  5     -     BUSINESS  SEGMENTS

     The Company operates four reportable business segments: (1) gas distribution; (2) construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". For information regarding the determination of reportable business segment, refer to Note 10 of the Notes to the Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K.
     The Company's gas distribution segment distributes and transports natural gas to approximately 268,000 customers in the state of Michigan and approximately 110,000 customers in the state of Alaska. The construction services segment ("Construction Services") currently conducts most of its business in the midwestern, southern and southeastern areas of the United
States. Its primary service is the installation of underground natural gas mains and service lines. Other services include the installation and maintenance of compressor and pipeline stations. The information technology service segment ("IT Services") is headquartered in Michigan and provides IT infrastructure outsourcing services, and other IT services with a focus on mid-range computers, particularly the IBM I-Series (AS-400) platform. The Company's other business segments currently account for a large portion of IT Services revenues. The propane, pipelines and storage segment sells more than four million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin and operates natural gas transmission and storage facilities in Michigan.
     The accounting policies of the operating segments are the same as those described in Notes 1 and 10 of the Notes to the Consolidated Financial
Statements in the Company's 2001 Annual Report on Form 10-K, except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the Consolidated Financial Statements. Corporate and Other includes corporate related expenses not allocated to segments, intercompany eliminations and results of other smaller operations.


                                    Three Months Ended   Nine Months Ended    Twelve Months Ended
                                       September 30        September 30          September 30
                                    ------------------  --------------------  --------------------
                                      2002      2001      2002       2001       2002       2001
                                    --------  --------  ---------  ---------  ---------  ---------
                                                           (in thousands)
OPERATING REVENUES
  Gas Distribution . . . . . . . .  $40,474   $37,653   $242,281   $223,079   $343,567   $333,322
  Construction Services. . . . . .   33,868    41,397     95,973     93,394    128,784    126,441
  Information Technology Services.    2,510     2,461      7,088      7,608      9,753      9,574
  Propane, Pipelines and Storage .    1,097     1,289      4,751      5,407      6,787      7,786
  Corporate and Other (a). . . . .   (5,256)   (5,996)   (15,389)   (16,193)   (21,659)   (21,062)
                                    --------  --------  ---------  ---------  ---------  ---------
    Total Operating Revenues . . .  $72,693   $76,804   $334,704   $313,295   $467,232   $456,061
                                    ========  ========  =========  =========  =========  =========

OPERATING INCOME (LOSS)
  Gas Distribution . . . . . . . .  $  (690)  $(2,153)  $ 38,037   $ 30,692   $ 57,682   $ 58,451
  Construction Services. . . . . .      578     3,553      1,207      2,557     (2,725)     5,400
  Information Technology Services.       48       117        367        353        444        553
  Propane, Pipelines and Storage .      227       271      1,217      1,353      1,735      1,886
  Corporate and Other. . . . . . .     (509)     (850)    (2,214)    (3,006)    (6,081)    (4,043)
                                    --------  --------  ---------  ---------  ---------  ---------
    Total Operating Income . . . .  $  (346)  $   938   $ 38,614   $ 31,949   $ 51,055   $ 62,247
                                    ========  ========  =========  =========  =========  =========

(a) Includes the elimination of intercompany construction services revenue of $3,138,000, $9,463,000 and $13,404,000 for the three, nine and twelve months ended September 30, 2002, respectively, and $3,779,000, $9,045,000 and
$11,519,000 for the three, nine and twelve months ended September 30, 2001, respectively. Also includes the elimination of intercompany information technology services revenue of $2,073,000, $5,801,000 and $8,087,000 for the three, nine and twelve months ended September 30, 2002, respectively, and $2,173,000, $7,063,000 and $9,400,000 for the three, nine and twelve months ended September 30, 2001, respectively.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  6     -     COMMITMENTS  AND  CONTINGENCIES

     ENVIRONMENTAL MATTERS - Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. The Company owns seven Michigan sites, which formerly housed such manufacturing facilities, and expects that it will ultimately incur investigation and remedial action costs at some of these sites. The Company has closed a related site with the approval of the appropriate environmental regulatory authority in the State of Michigan, and has developed plans and conducted preliminary field investigations at two other sites. The extent of the Company's liabilities and potential costs in connection with these sites cannot be reasonably estimated at this time. In accordance with an MPSC accounting order, any environmental investigation and remedial action costs will be deferred and amortized over ten years. Rate recognition of the related amortization expense will not begin until after a prudence review in a general rate case.

     PERSONAL PROPERTY TAXES - On November 7, 2002, the MPSC issued an order requiring each natural gas and electric utility company subject to its jurisdiction to show cause as to why each such utility should not reduce its rates to reflect the new personal property valuation tables that were placed in effect in 2000 by the Michigan State Tax Commission and why it should not refund to the ratepayers any recovery amounts it receives as refunds from taxing jurisdictions as it implements the new valuation tables. Responses to the Order must be filed with the MPSC by December 9, 2002.
     As of September 30, 2002, the Company had a receivable of approximately $4 million recorded for the Company's estimated recovery of prior year excess property tax payments resulting from the application of these new tables." The Company is currently studying the Order and its potential impact on this estimated receivable. For further information regarding the new valuation tables, see Note 13 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report.

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

In December 2001, the Company's board of directors approved a plan to redirect the Company's business strategy, which includes the divestiture of its engineering services business. The planned divestiture of the Company's engineering services business has been accounted for as a discontinued operation and, accordingly, the operating results and the estimated loss on the disposal of this business segment are segregated and reported as discontinued operations in the Consolidated Statements of Income, with prior years restated. In the fourth quarter of 2001, the Company recorded a loss of $5.0 million, net of income taxes, for the estimated loss the Company expects to incur on the disposal of its engineering business segment including estimated losses from operations during the phase-out period. As of September 30, 2002, no adjustments to this estimated loss were required. See Note 8 for further information regarding the sale of this business.

                               SEMCO ENERGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE  7     -     DISCONTINUED  OPERATIONS  (CONTINUED)


                                                  Three Months Ended  Nine Months Ended  Twelve Months Ended
                                                    September 30,       September 30,       September 30,
                                                  ------------------  -----------------  -------------------
                                                  2002        2001    2002       2001      2002       2001
                                                  -----      -------  -----    --------  --------   --------
                                                                       (in thousands)
CONSOLIDATED STATEMENTS OF INCOME  DATA
  Revenues . . . . . . . . . . . . . . . . . . .  $   -      $4,401   $   -    $ 9,449   $ 2,798    $13,665
  Operating expenses . . . . . . . . . . . . . .      -       4,581       -     10,619     3,722     14,840
  Operating income (loss). . . . . . . . . . . .      -        (180)      -     (1,170)     (924)    (1,175)
  Other income (deductions). . . . . . . . . . .      -         (43)      -        271       (13)       438
  Income taxes . . . . . . . . . . . . . . . . .      -         (81)      -       (341)     (353)      (293)
                                                  -----      -------  -----    --------  --------   --------

  Income (loss) from discontinued operations . .  $   -      $ (142)  $   -    $  (558)  $  (584)   $  (444)
                                                  -----      -------  -----    --------  --------   --------

  Estimated loss on divestiture of discontinued
    operations, including provisions for losses
    during phase-out period, net of income
    tax benefits of $2,429.. . . . . . . . . . .      -           -       -          -   $(4,980)         -
                                                  -----      -------  -----    --------  --------   --------



                                                       September 30,    December 31,
                                                           2002             2001
                                                      ---------------  --------------
                                                               (in thousands)

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION DATA
  Current assets . . . . . . . . . . . . . . . . . .  $        2,770   $       4,050
  Property, plant and equipment, net . . . . . . . .             205             250
  Deferred charges and other assets, net . . . . . .               2               2
  Current liabilities. . . . . . . . . . . . . . . .          (3,954)         (4,880)
  Deferred credits and other liabilities . . . . . .               -               -
                                                      ---------------  --------------
  Net capital deficiency of discontinued operations
     held for sale . . . . . . . . . . . . . . . . .  $         (977)  $        (578)
                                                      ---------------  --------------


NOTE  8     -     SUBSEQUENT  EVENTS

     The Company sold its engineering business effective November 1, 2002. This business has been accounted for as a discontinued operation since December 2001 (See Note 7). The Company is currently evaluating the tax and other financial aspects of the sale. Any required adjustments to the estimated loss, recorded in December 2001, for the sale of this business, including the provision for losses during phase-out, will be reflected in discontinued operations during the fourth quarter of 2002. The Company expects that any adjustment will not be material but cannot provide assurance of this until it has completed its evaluation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS  OF  OPERATIONS

     SEMCO Energy, Inc. and its subsidiaries (the "Company") had a net loss of $7.0 million (or $0.38 per share) for the quarter ended September 30, 2002 compared to a net loss of $6.6 million (or $0.37 per share) for the quarter ended September 30, 2001. All references to earnings per share in this Management's Discussion and Analysis are on a diluted basis. For information related to the calculation of diluted earnings per share, refer to Note 4 of the Notes to the Consolidated Financial Statements. On a weather-normalized basis, the net loss for the three months ended September 30, 2002 would have been approximately $6.3 million (or $0.34 per share) compared to a net loss of approximately $6.3 million (or $0.35 per share) for the same period of the prior year.
     The Company had net income of $4.4 million (or $0.24 per share) for the nine months ended September 30, 2002 compared to a net loss of $.9 million (or $0.05 per share) for the nine months ended September 30, 2001. On a weather-normalized basis, the net income for the nine months ended September 30, 2002 would have been approximately $6.6 million (or $0.36 per share) compared to net income of approximately $2.8 million (or $0.16 per share) for the same period of the prior year.
     The Company had a net loss of $1.1 million (or $0.06 per share) for the twelve months ended September 30, 2002 compared to net income of $11.6 million (or $0.61 per share) for the twelve months ended September 30, 2001. On a weather-normalized basis, net income would have been approximately $2.8 million (or $0.15 per share) for the twelve months ended September 30, 2002, compared to net income of approximately $15.9 million (or $0.84 per share) for the same period ended September 30, 2001. The results for the twelve months ended September 30, 2002 also include several unusual items which reduced net income by $10.6 million. The unusual items include losses from discontinued operations, restructuring charges, asset impairments and other unusual items. Refer to Management's Discussion and Analysis and Note 14 of the Notes to the Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K for further information regarding these unusual items.
     The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual income is earned during the first and fourth quarters of the year. In addition, the Company's construction services business segment is also seasonal in nature and earns most of its income during the summer and fall months and incurs losses during the winter and spring months. Therefore, the Company's results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of results for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS  OF  OPERATIONS  (CONTINUED)


                                             Three Months Ended   Nine Months Ended    Twelve Months Ended
                                               September 30,        September 30,         September 30,
                                             ------------------  --------------------  --------------------
                                               2002      2001      2002       2001       2002       2001
                                             --------  --------  ---------  ---------  ---------  ---------
                                                       (in thousands, except per share amounts)
Operating revenues. . . . . . . . . . . . .  $72,693   $76,804   $334,704   $313,295   $467,232   $456,061
  Restructuring & impairment charges. . . .        -         -          -          -      6,103          -
  Other operating expenses. . . . . . . . .   73,039    75,866    296,090    281,346    410,074    393,814
                                             --------  --------  ---------  ---------  ---------  ---------
Operating income. . . . . . . . . . . . . .  $  (346)  $   938   $ 38,614   $ 31,949   $ 51,055   $ 62,247
  Other income & (deductions) . . . . . . .   (7,257)   (7,747)   (21,374)   (22,100)   (28,720)   (29,500)
  Income tax (provision) credit . . . . . .    2,739     2,456     (6,428)    (3,768)    (9,239)   (12,115)
                                             --------  --------  ---------  ---------  ---------  ---------
Income before dividends on trust preferred
  securities & discontinued operations. . .  $(4,864)  $(4,353)  $ 10,812   $  6,081   $ 13,096   $ 20,632
  Dividends on trust preferred
    securities, net of income tax . . . . .   (2,150)   (2,150)    (6,451)    (6,451)    (8,603)    (8,594)
                                             --------  --------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations. .  $(7,014)  $(6,503)  $  4,361   $   (370)  $  4,493   $ 12,038
Income (loss) from discontinued
  operations, net of income taxes . . . . .        -      (142)         -       (558)    (5,564)      (444)
Net income (loss) available to common
  shareholders. . . . . . . . . . . . . . .  $(7,014)  $(6,645)  $  4,361   $   (928)  $ (1,071)  $ 11,594
Earnings per share ("EPS"):
  Basic . . . . . . . . . . . . . . . . . .  $ (0.38)  $ (0.37)  $   0.24   $  (0.05)  $  (0.06)  $   0.64
  Diluted . . . . . . . . . . . . . . . . .  $ (0.38)  $ (0.37)  $   0.24   $  (0.05)  $  (0.06)  $   0.61

Average common shares outstanding . . . . .   18,519    18,109     18,422     18,076     18,365     18,069

Impact on net income of the following:
  Colder (Warmer) than normal weather . . .  $  (665)  $  (394)  $ (2,238)  $ (3,728)  $ (3,860)  $ (4,337)
  Income (Loss) from Discontinued
    operations. . . . . . . . . . . . . . .        -      (142)         -       (558)    (5,564)      (444)
  Reorganization charges, impairments
    and other unusual items . . . . . . . .        -         -          -          -     (5,083)         -
Net income excluding the foregoing items. .  $(6,349)  $(6,109)  $  6,599   $  3,358   $ 13,436   $ 16,375

EPS excluding the foregoing items:
  Basic . . . . . . . . . . . . . . . . . .  $ (0.34)  $ (0.34)  $   0.36   $   0.19   $   0.73   $   0.91
  Diluted . . . . . . . . . . . . . . . . .  $ (0.34)  $ (0.34)  $   0.36   $   0.19   $   0.73   $   0.86

     The Company operates four reportable business segments: (1) gas distribution; (2) construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". Refer to Note 5 of the Notes to the Consolidated Financial Statements for further information regarding business segments and a summary of operating revenues and operating income by business segment.
     The business segment analyses and other discussions on the next several pages provide additional information regarding variations in operating results when comparing the three, nine and twelve-month periods ended September 30, 2002 to the same periods of the prior year. The Company evaluates the performance of its business segments based on the operating income generated. Operating income does not include income taxes, interest expense, discontinued operations or other non-operating income and expense items. A review of the non-operating items follows the business segment discussions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


THE  IMPACT  OF  WEATHER

     The Company determines the impact of weather on its operating results by comparing actual gas consumption per customer during a period to the average of weather-normalized customer gas consumption during previous periods. The difference is multiplied by the average number of customers during the period to arrive at the total increase or decrease in consumption associated with weather. The total increase or decrease in consumption is multiplied by the actual margin per unit of consumption during the period to arrive at the impact of weather for the period. The weather-normalized customer consumption used in this calculation is determined by adjusting actual customer gas consumption during a particular period by a ratio, the numerator of which is an average of degree days during the same periods in the prior fifteen years, and the denominator of which is the actual degree days for that period.
     The Company determines the percent (%) that weather is warmer or colder than normal for a particular period by computing the deviation of actual degree days for that period from the average of degree days during the same period in the prior fifteen years and dividing the deviation by such fifteen year average.


GAS  DISTRIBUTION

     The Company's gas distribution business segment consists of operations in Michigan and Alaska. The Michigan operation is sometimes referred to as "SEMCO Gas" and the Alaska operation is sometimes referred to as "ENSTAR". These operations are referred to together as the "Gas Distribution Business".
     The Gas Distribution Business had an operating loss of $.7 million for the quarter ended September 30, 2002, compared to an operating loss of $2.2 million for the quarter ended September 30, 2001. On a weather-normalized basis, the Gas Distribution Business would have had operating income of approximately $.4 million for the third quarter of 2002 compared to an operating loss of approximately $1.5 million for the same period of the prior year.


                                        Three Months Ended    Nine Months Ended    Twelve Months Ended
                                          September 30,         September 30,         September 30,
                                       --------------------  --------------------  --------------------
                                         2002       2001       2002       2001       2002       2001
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                            (dollars in thousands)
Gas sales revenues. . . . . . . . . .  $ 34,616   $ 32,146   $ 220,708  $ 202,415  $ 313,689  $ 303,289
Cost of gas sold. . . . . . . . . . .    20,075     17,118     139,367    125,745    198,595    189,640
                                       ---------  ---------  ---------  ---------  ---------  ---------

  Gas sales margin. . . . . . . . . .  $ 14,541   $ 15,028   $  81,341  $  76,670  $ 115,094  $ 113,649
Gas transportation revenue. . . . . .     5,051      4,931      19,012     18,333     26,567     26,301
Other operating revenue . . . . . . .       807        576       2,561      2,331      3,311      3,732
                                       ---------  ---------  ---------  ---------  ---------  ---------

  Gross margin. . . . . . . . . . . .  $ 20,399   $ 20,535   $ 102,914  $  97,334  $ 144,972  $ 143,682
Restructuring charges . . . . . . . .         -          -           -          -      1,051          -
Other operating expenses. . . . . . .    21,089     22,688      64,877     66,642     86,239     85,231
                                       ---------  ---------  ---------  ---------  ---------  ---------

Operating income. . . . . . . . . . .  $   (690)  $ (2,153)  $  38,037  $  30,692  $  57,682  $  58,451
                                       =========  =========  =========  =========  =========  =========

Weather-normalized operating income .  $    355   $ (1,503)  $  41,452  $  36,767  $  63,417  $  65,731
                                       =========  =========  =========  =========  =========  =========

Volumes of gas sold (MMcf). . . . . .     5,367      5,901      43,574     42,662     64,038     65,123
Volumes of gas transported (MMcf) . .    10,213      9,549      33,203     31,399     44,796     44,334
Number of customers at end of period.   377,845    369,231     377,845    369,231    377,845    369,231
Degree Days . . . . . . . . . . . . .       168        320       4,747      4,515      7,283      7,236
Percent colder (warmer) than normal .    (32.5)%       3.6%     (3.8)%     (9.0)%     (5.1)%     (6.0)%

The  amounts  in  the  above  table  include  intercompany  transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GAS  DISTRIBUTION  (CONTINUED)

     GAS SALES MARGIN - During the three months ended September 30, 2002, gas sales margin decreased by $.5 million when compared to the same period in 2001. The decrease is due primarily to warmer weather and lower gas cost savings, partially offset by the addition of new customers and customers switching from the Company's aggregated transportation service ("ATS") program back to gas sales service.
     During the nine months ended September 30, 2002, gas sales margin increased by $4.7 million when compared to the same period in 2001. The increase is due primarily to the impact of colder weather, increased gas cost savings, the addition of new customers, and customers switching from the Company's aggregated transportation service ("ATS") program back to gas sales service.
     Weather during the third quarter of 2002 was 33% warmer than normal in Michigan and Alaska combined, while the weather during the third quarter of 2001 was 4% colder than normal. However, in Alaska, weather was 5% warmer than normal during the third quarter of 2001. Under normal weather conditions, gas sales margin for the quarter ended September 30, 2002 would have been higher by approximately $1.0 million and for the quarter ended September 30, 2001 would have been higher by approximately $.7 million.
     Weather during the nine months ended September 30, 2002 was 4% warmer than normal in Michigan and Alaska combined, while the weather during the nine months ended September 30, 2001 was 9% warmer than normal. Under normal weather conditions, gas sales margin for the nine months ended September 30, 2002 would have been higher by approximately $3.4 million and for the nine months ended September 30, 2001 would have been higher by approximately $6.1 million.
     Under the terms of certain of the Company's third-party natural gas supply and management agreements for its Michigan operations, certain gas cost savings are passed through to the Company. The decrease in gas cost savings during the third quarter of 2002 was due primarily to reinstating the gas cost recovery ("GCR") mechanism, effective April 1, 2002, for Michigan customers subject to the jurisdiction of the MPSC ("MPSC Customers"). As a result of reinstating the GCR mechanism, the Company no longer retains the gas cost savings on sales to MPSC Customers. The Company continues to retain any gas cost savings on sales to customers subject to the jurisdiction of the City Commission of Battle Creek. The increase in gas cost savings during the nine months ended September 30, 2002, the majority of which occurred in the first quarter of 2002, was due in part to the effective management of the Company's gas supply under certain of these agreements. In addition gas cost savings were lower during the first half of 2001, compared to previous periods, as a result of purchasing gas with a higher thermal content. A significant portion of the gas cost savings realized during the first quarter of 2002 is non-recurring because it relates to MPSC Customers. For further information regarding the Company's natural gas supply and management agreements and the GCR mechanism, refer to Note 2 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K.
     The ATS program for residential customers, which was effective from April 1, 1999, through March 31, 2002, provided all Michigan residential customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees. Distribution and customer fees associated with customers who switched to third-party gas suppliers were recorded in gas transportation revenue rather than gas sales revenue, because the Company acted as a transporter for those customers. During 2001 and 2002 certain ATS customers switched back to the Company's gas sales service because the third-party suppliers they were utilizing stopped participating in the ATS program, primarily due to a significant increase in the market price of natural gas. In addition, when the ATS program for residential customers ended on March 31, 2002, all remaining ATS customers became gas sales customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GAS  DISTRIBUTION  (CONTINUED)

     Gas sales margin for the twelve months ended September 30, 2002 increased by $1.4 million, when compared to the twelve months ended September 30, 2001. The increase is due primarily to the impact of colder weather, the addition of new customers, and customers switching from the Company's ATS program back to gas sales service.
     Weather during the twelve months ended September 30, 2002 was 5% warmer than normal in Michigan and Alaska combined, while the weather during the twelve months ended September 30, 2001 was 6% warmer than normal. Under normal weather conditions, gas sales margin for the twelve months ended September 30, 2002 and 2001 would have been higher by approximately $5.7 million and $7.3 million, respectively.

     GAS TRANSPORTATION REVENUE - For the three, nine and twelve-month periods ended September 30, 2002, gas transportation revenue increased by $.1 million, $.7 million and $.3 million, respectively, when compared to the same periods ended September 30, 2001. The primary cause of these increases was an increase in industrial and commercial transportation volumes, as a result of cooler weather in Alaska for the first three quarters of 2002, in comparison to the same periods in 2001. This was offset partially by a decrease in transportation volumes for power companies and the impact of ATS customers switching from the ATS program back to gas sales service during each of the periods. As discussed above, under the ATS program, the Company charged ATS customers the same distribution fees and customer fees that were charged to gas sales service customers.

     OTHER OPERATING REVENUE - Other operating revenue for the three and nine-month periods ended September 30, 2002, was $.8 million and $2.6 million, respectively, compared to $.6 million and $2.3 million, respectively, for the same periods ended September 30, 2001. The increases for the three and nine-month periods were due primarily to fees on new transmission pipelines in service, offset partially by a reduction in ATS balancing fees as a result of ATS customers switching back to gas sales service. Other operating revenue for the twelve months ended September 30, 2002 was $3.3 million, compared to $3.7 million for the twelve months ended September 30, 2001. The $.4 million decrease was due primarily to a reduction in ATS balancing fees as a result of ATS customers switching back to gas sales service, offset partially by an increase in fees on new transmission pipelines in service.

     OPERATING EXPENSES - Operating expenses of the Gas Distribution Business decreased by $1.6 million and $1.8 million, respectively, for the three and nine-month periods ended September 30, 2002. The decreases were the result of a number of offsetting factors. Amortization expense decreased by $1.0 million and $3.0 million, respectively, during the three and nine-month periods ended September 30, 2002, when compared to the same periods in 2001. The decreases were due to the elimination of goodwill amortization as a result of the adoption of SFAS 142. For further information on SFAS 142 and its impact on goodwill, see Note 1 of the Notes to the Consolidated Financial Statements. During the three and nine-month periods ended September 30, 2002, operation and maintenance expense decreased by $1.1 million and $.5 million due primarily to general cost cutting measures and the impact of a reduction in workforce related to the Company's redirected business strategy, offset partially by higher employee benefit costs, including pension expense, health care costs and retiree medical costs. During the three and nine-month periods ended September 30, 2002, property and other taxes increased by $.1 million and $.3 million, respectively, due primarily to property taxes on additional property, plant and equipment placed in service. Depreciation expense also increased due primarily to additional property, plant and equipment placed in service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GAS  DISTRIBUTION  (CONTINUED)

     Operating expenses for the twelve months ended September 30, 2002 increased by $2.1 million when compared to the twelve months ended September 30, 2001. Included in this increase is approximately $1.1 million of restructuring charges recorded in the fourth quarter of 2001. The remainder of the increase was primarily the result of an increase in operation and maintenance expenses of $2.0 million, an increase in general business tax expenses of $1.0 million and an increase in depreciation expense of $1.0 million. The increase in operating expenses is due largely to higher employee related costs, including pension expense, health care costs and retiree medical costs, offset partially by the cost cutting measures and the reduction in workforce discussed above. The increase in general business tax expenses is due primarily to higher property taxes related to new property placed in service. Depreciation expense increased due to additional property, plant and equipment placed in service. These increases were offset by a decrease in amortization expense of $3.0 million due to the reasons discussed above.

     REGULATORY MATTERS - The Regulatory Commission of Alaska ("RCA") has been conducting a review of ENSTAR's rates. The Company received an Order dated August 8, 2002 from the RCA on its review of rates for ENSTAR based on normalized data for the year 2000. In its Order the RCA established a revenue requirement of $107.6 million and a 12.55% return on equity. In response to a petition by ENSTAR, the RCA issued an additional Order dated September 16, 2002 which revised the indicated annual revenue reduction from $2.1 million to $2.0 million, which was 1.84% of ENSTAR's revenue in the normalized 2000 test year. The Order required ENSTAR to implement the rate reduction by September 27, 2002 on an across-the-board basis. The RCA also required ENSTAR to file an updated cost of service study by September 9, 2002 and a rate design in February 2003, with a hearing on the rate design filing scheduled for late summer 2003. ENSTAR has implemented the rate reduction and filed the cost of service study as required.


CONSTRUCTION  SERVICES

     The Company's Construction Services business ("Construction Services") is seasonal. As a result, it generally incurs operating losses during the winter and spring months when underground construction and related services are inhibited by weather, and generates the majority of its operating income during the summer and fall months.


                                     Three Months Ended  Nine Months Ended  Twelve Months Ended
                                       September 30,       September 30,       September 30,
                                     ------------------  -----------------  -------------------
                                      2002       2001     2002      2001      2002       2001
                                     -------    -------  -------   -------  ---------  --------
                                                          (in thousands)
Operating revenues. . . . . . . . .  $33,868    $41,397  $95,973   $93,394  $128,784   $126,441
Restructuring & impairment charges.        -          -        -         -     3,098          -
Other operating expenses. . . . . .   33,290     37,844   94,766    90,837   128,411    121,041
                                     -------    -------  -------   -------  ---------  --------
Operating income. . . . . . . . . .  $   578    $ 3,553  $ 1,207   $ 2,557  $ (2,725)  $  5,400
                                     =======    =======  =======   =======  =========  ========

Feet of pipe installed. . . . . . .    1,385      2,543    3,629     5,125     5,824      7,646
                                     =======    =======  =======   =======  =========  ========

The  amounts  in  the  above  table  include  intercompany  transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


CONSTRUCTION  SERVICES  (CONTINUED)

     OPERATING REVENUES - The operating revenues of Construction Services for the three month period ended September 30, 2002 were $33.9 million, which represents a $7.5 million decrease in comparison to the same period ended September 30, 2001. The decrease was due primarily to customers in the northern regions of the country cutting back or delaying projects this year in light of uncertainty surrounding the economy and other factors. During the third quarter of 2002, customers in the southern region of the country also delayed certain large projects. The Company expects this trend to continue through the end of 2002.
     The operating revenues of Construction Services for the nine and twelve month periods ended September 30, 2002 were $96.0 million and $128.8 million, respectively, which represent a $2.6 million and $2.3 million increase, respectively, over the same periods ended September 30, 2001. These increases are due primarily to an increase in construction projects in the southern regions of the United States during the last half of 2001 and the first half of 2002. This was offset partially by reduced construction activity in the northern regions of the country during 2002 and in the southern region during the third quarter of 2002, as discussed above.

     OPERATING INCOME - Construction Services had operating income of $.6 million and $1.2 million and an operating loss of $2.7 million, respectively, for the three, nine and twelve-month periods ended September 30, 2002, compared to operating income of $3.6 million, $2.6 million and $5.4 million, respectively, for the three, nine and twelve-month periods ended September 30, 2001. These decreases were due primarily to the reduced construction activity, particularly during the third quarter of 2002, and lower than expected margins on some of the work performed. The Company believes that the softening economy has caused many customers to delay or cancel certain construction projects, which has changed the mix of work available to Construction Services. The mix of work has included more lower-margin work at certain business units because of the competition for the limited supply of available work. The reduced construction activity has also eroded margins because of the time lag required to reduce the fixed costs associated with the prior level of revenues. Certain fixed costs also cannot be eliminated for a number of reasons, including the expectation that work will resume on many of the projects. In addition, the overall operating performance for the northern region of Construction Services has been below the Company's expectations.
     During the nine and twelve-month periods ended September 30, 2002, the factors causing the decreases were offset partially by income generated from the increase in construction projects in the southern regions of the United States during the last half of 2001 and the first half of 2002. The decrease during the twelve months ended September 30, 2002 was also due in part to restructuring and impairment charges of $3.1 million recorded in the fourth quarter of 2001, in addition to the factors discussed above.

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


                           Three Months Ended  Nine Months Ended  Twelve Months Ended
                             September 30,       September 30,       September 30,
                           ------------------  -----------------  -------------------
                            2002        2001    2002       2001    2002         2001
                           ------      ------  ------     ------  ------       ------
                                                (in thousands)
Operating revenues. . . .  $2,510      $2,461  $7,088     $7,608  $9,753       $9,574
Restructuring charges . .       -           -       -          -      20            -
Other operating expenses.   2,462       2,344   6,721      7,255   9,289        9,021
                           ------      ------  ------     ------  ------       ------
Operating income. . . . .  $   48      $  117  $  367     $  353  $  444       $  553
                           ======      ======  ======     ======  ======       ======

The  amounts  in  the  above  table  include  intercompany  transactions.

     OPERATING REVENUES - Operating revenues for IT Services were $2.5 million for both the three months ended September 30, 2002 and the three months ended
September 30, 2001. Of these amounts, $2.1 million and $2.2 million for these same periods, respectively, represent sales to affiliates. Operating revenues for IT Services for the nine months ended September 30, 2002 were $7.1 million compared to $7.6 million in 2001. Of these amounts, $5.8 million and $7.1 million for these same periods, respectively, represent sales to affiliates. The decrease in operating revenues of $.5 million for the nine month-period ended September 30, 2002, when compared to the same period ended September 30, 2001,is due primarily to fewer special projects with affiliate customers offset partially by an increase in business with non-affiliate customers.
     Operating revenues for the twelve months ended September 30, 2002 were $9.8 million, compared to $9.6 million for the twelve months ended September 30, 2001. Of these amounts, $8.1 million and $9.4 million for these same periods, respectively, represent sales to affiliates. The increase in operating revenues of $.2 million for the twelve-month period ended September 30, 2002 is due primarily to the addition of affiliate and non-affiliate customers offset partially by fewer special projects with affiliate customers.

     OPERATING INCOME - Operating income for the three months ended September 30, 2002, when compared to the same period ending September 30, 2001, decreased by less than $.1 million. Operating income for IT Services for the nine months ended September 30, 2002 was $.4 million, which is essentially unchanged from the same period ending September 30, 2001. Operating income for the twelve months ended September 30, 2002 decreased by $.1 million, compared to same period ended September 30, 2001. This decrease is due primarily to more special project services performed during the twelve-month period ended September 30, 2001. Special project services typically provide higher margins.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


PROPANE,  PIPELINES  AND  STORAGE


                         Three Months Ended  Nine Months Ended  Twelve Months Ended
                           September 30,       September 30,       September 30,
                         ------------------  -----------------  -------------------
                          2002        2001    2002       2001    2002         2001
                         ------      ------  ------     ------  ------       ------
                                              (in thousands)
Operating revenues. . .  $1,097      $1,289  $4,751     $5,407  $6,787       $7,786
Operating expenses. . .     870       1,018   3,534      4,054   5,052        5,900
                         ------      ------  ------     ------  ------       ------
Operating income. . . .  $  227      $  271  $1,217     $1,353  $1,735       $1,886
                         ======      ======  ======     ======  ======       ======

     OPERATING REVENUES - The operating revenues of the Company's propane, pipelines and storage business for the three, nine and twelve-month periods ended September 30, 2002 were $1.1 million, $4.8 million and $6.8 million, respectively, compared to $1.3 million, $5.4 million and $7.8 million, respectively, for the same periods ended September 30, 2001. The decreases for the three, nine and twelve-month periods were due primarily to lower propane distribution revenues resulting from warmer weather in the Company's propane distribution service area and a reduction in the market price for propane.

     OPERATING INCOME - Operating income from the propane, pipelines and storage business for the third quarter of 2002 decreased by less than $.1 million when compared to the same period in 2001. Operating income for the nine and twelve month periods ended September 30, 2002, when compared to the same periods in 2001, decreased by approximately $.1 million. These decreases were due primarily to warmer weather during the first and third quarters of 2002 and the fourth quarter of 2001, which reduced propane sales and margins. This was offset partially by the impact of colder weather during the second quarter of 2002.


OTHER  INCOME  AND  DEDUCTIONS


                                       Three Months Ended   Nine Months Ended    Twelve Months Ended
                                         September 30,        September 30,         September 30,
                                       ------------------  --------------------  --------------------
                                         2002      2001      2002       2001       2002       2001
                                       --------  --------  ---------  ---------  ---------  ---------
                                                              (in thousands)
Interest expense. . . . . . . . . . .  $(7,951)  $(8,092)  $(23,102)  $(23,810)  $(31,076)  $(32,315)
Other income. . . . . . . . . . . . .      694       345      1,728      1,710      2,356      2,815
                                       --------  --------  ---------  ---------  ---------  ---------
  Total other income (deductions) . .  $(7,257)  $(7,747)  $(21,374)  $(22,100)  $(28,720)  $(29,500)
                                       ========  ========  =========  =========  =========  =========

     INTEREST EXPENSE - Interest expense for the three, nine and twelve-month periods ended September 30, 2002 decreased by $.1 million, $.7 million, and $1.2 million, respectively, when compared to the same periods ended September 30, 2001. The decrease in interest expense during the third quarter was due primarily to income from an interest rate swap agreement which terminated in August 2002. The decrease in interest expense for the nine and twelve-month periods ended September 30, 2002 was due primarily to lower short-term interest rates and income from the interest rate swap.

     OTHER INCOME - Other income for the three months ended September 30, 2002 increased by $.4 million when compared to the same period ended September 30, 2001. The increase was due primarily to an engineering project performed by the Gas Distribution business for a third party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OTHER  INCOME  AND  DEDUCTIONS  (CONTINUED)

     Other income for the nine months ended September 30, 2002 was essentially unchanged when compared to the same period ended September 30, 2001. The income from the engineering project discussed above was offset by losses on the sale of equipment and lower interest income.
     The decrease of $.5 million during the twelve months ended September 30, 2002, when compared to the same period of 2001, was due to the previously discussed factors affecting the nine months ended September 30, 2002, along with a write-off of certain assets in the fourth quarter of 2001.


INCOME  TAXES

     Income taxes for the three and twelve-month periods ended September 30, 2002 decreased by $.3 million and $2.9 million, respectively, when compared to the same periods ended September 30, 2001. Income taxes for the nine months ended September 30, 2002 increased by approximately $2.7 million, when compared to the same period ended September 30, 2001. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes and dividends on trust preferred securities and any adjustments necessary for compliance with tax laws and regulations.


DIVIDENDS  ON  TRUST  PREFERRED  SECURITIES,  NET  OF  INCOME  TAX

     Dividends on Trust Preferred Securities, net of Income taxes, for the three, nine and twelve-month periods ended September 30, 2002 were essentially unchanged at $2.2 million, $6.5 million and $8.6 million when compared to the same periods ended September 30, 2001.


DISCONTINUED  OPERATIONS

     In December 2001, the Company began accounting for its engineering business as a discontinued operation. This business was sold effective November 1, 2002. Refer to Notes 7 and 8 of the Notes to the Consolidated Financial Statements for more information.


LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH FLOWS FROM INVESTING - The following table identifies capital investments for the three and nine-month periods ended September 30, 2002 and 2001:


                                                          Three Months Ended  Nine Months Ended  Twelve Months Ended
                                                            September 30,       September 30,       September 30,
                                                          ------------------  -----------------  -------------------
                                                           2002       2001     2002      2001     2002        2001
                                                          -------    -------  -------   -------  -------     -------
                                                                               (in thousands)
Capital investments:
  Property additions - gas distribution. . . . . . . . .  $ 8,135    $11,152  $21,766   $28,820  $27,020     $38,447
  Property additions - diversified businesses and other.    1,871      4,585    4,557    15,228   10,699      22,351
                                                          -------    -------  -------   -------  -------     -------
                                                          $10,006    $15,737  $26,323   $44,048  $37,719     $60,798
                                                          =======    =======  =======   =======  =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

     The Company's expenditures for property additions were approximately $26.3 million for the first nine months of 2002. Expenditures for property additions during the remainder of 2002 are anticipated to be approximately $7.7 million.

     CASH FLOWS FROM OPERATIONS - Net cash from operating activities for the three, nine and twelve-month periods ended September 30, 2002, when compared to the same periods of the prior year, increased by $2.5 million, decreased by $5.0 million and decreased by $9.1 million, respectively. The change in operating cash flows is influenced significantly by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments.

     CASH FLOWS FROM FINANCING - Net cash from financing activities during the three, nine and twelve-month periods ended September 30, 2002 increased by $3.0 million, decreased by $10.7 million, and decreased by $8.1 million, respectively, when compared to the same periods ended September 30, 2001.


                                                             Three Months Ended    Nine Months Ended    Twelve Months Ended
                                                               September 30,         September 30,         September 30,
                                                            -------------------  --------------------  --------------------
                                                              2002       2001      2002       2001       2002       2001
                                                            ---------  --------  ---------  ---------  ---------  ---------
                                                                                    (in thousands)
Cash provided by (used in) financing activities:
  Issuance of common stock, net of expenses. . . . . . . .  $    852   $ 1,171   $  2,796   $  1,315   $  3,917   $  1,521
  Issuance of trust preferred securities, net of expenses.         -         -          -          -          -        (83)
  Issuance of long-term debt, net of expenses. . . . . . .    29,043      (152)    29,043     58,296     29,043     58,198
  Repayment of long-term debt and related expenses . . . .   (30,060)        -    (30,060)       (10)   (30,060)       (60)
  Net change in notes payable. . . . . . . . . . . . . . .    27,759    25,100      6,458    (37,691)    17,964    (27,661)
  Payment of dividends on common stock . . . . . . . . . .    (2,311)   (3,796)    (8,447)   (11,380)   (12,260)   (15,170)
                                                            ---------  --------  ---------  ---------  ---------  ---------
                                                            $ 25,283   $22,323   $   (210)  $ 10,530   $  8,604   $ 16,745
                                                            =========  ========  =========  =========  =========  =========

     During September 2002, the Company issued $30 million of 6.49% unsecured Senior Notes due 2009. Interest on the Senior Notes is payable semiannually. The proceeds from the sale were used to redeem $30 million of 6.83% Senior Notes, which matured on October 1, 2002.
     In October 2002, the Company's Board of Directors declared a regular quarterly cash dividend of $0.125 per share on the Company's common stock. The dividend is payable on November 15, 2002 to shareholders of record at the close of business on November 1, 2002.

     FUTURE FINANCING - In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of its short-term credit facilities. When appropriate, the Company will refinance its short-term debt with long-term debt, common stock or other long-term financing instruments. On June 25, 2002, the Company entered into a $145 million credit agreement with a group of banks, replacing four lines of credit totaling $145 million, which were due to expire. The new agreement, all of which is committed, consists of an $80 million three-year revolver and a $65 million 364-day facility, with a one-year term loan option. On September 30, 2002, $31.6 million of the Company's credit facilities were unused.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

     In March 2000, a registration statement on Form S-3 ("registration statement") filed by the Company and SEMCO Capital Trust I, SEMCO Capital Trust II and SEMCO Capital Trust III ("Capital Trusts") with the Securities and Exchange Commission became effective. On September 30, 2002, there was $134 million available under the Company's registration statement for any future issuances of common stock, preferred stock, trust preferred securities and long term debt.
     The Company's long-term and short-term debt agreements contain restrictive financial covenants including, among others, maintaining a Fixed Charges Coverage Ratio (as defined in the agreements) of at least 1.50 and placing limits on the payment of dividends beyond certain levels. Non-compliance with these covenants could result in an acceleration of the due dates for the debt obligations under the agreements. As of September 30, 2002, the Fixed Charges Coverage Ratio was 1.8 and the Company was in compliance with all of the covenants in these agreements. The Company has currently projected its financial covenants for the remaining quarter during 2002, based on the Company's forecasted operating results for the year, and these forecasted results indicate that the Company will be able to remain in compliance with all of its covenants during 2002. However, these projected results are based on a number of assumptions and factors. If actual results differ from management's current expectations, they could have an adverse impact on the Company's ability to remain in compliance with its covenants during 2002. In the event the Company is not able to remain in compliance with these covenants, management plans to request a modification of the covenants or a waiver of certain covenant provisions. For additional information concerning the factors impacting compliance with the Company's debt covenants refer to the Management Discussion and Analysis - Liquidity and Capital Resources section in the Company's 2001 Annual Report on Form 10-K.
     The Company's ratio of earnings to fixed charges, as defined under Item 502 of SEC Regulation S-K, was 1.21 for the twelve months ended September 30, 2002. If common stock of the Company had been issued in place of the FELINE PRIDES, the ratio of earnings to fixed charges would have been 1.52. This ratio is more strictly defined than the Fixed Charges Coverage Ratio used to determine compliance with the Company's previously discussed debt covenants.
     Two of the Company's securities, 10.1 million FELINE PRIDES securities and $105 million of 8.95% Remarketable or Redeemable Securities ("ROARS") are subject to remarketing, rate resets or possible redemption in 2003. These securities are described in Note 5 of the Notes to the Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K.
     Each FELINE PRIDE consist of a stock purchase contract of the Company and a 9% trust preferred security of SEMCO Capital Trust II with a stated face value per security of $10 ("9% TPS"). Under the terms of each stock purchase contract, the FELINE PRIDES holder is obligated to purchase, and the Company is obligated to sell, a certain number of shares of Company common stock in August 2003. FELINE PRIDES holders can settle their obligation to purchase Company common stock by paying cash or by having their 9% TPS remarketed in August 2003. The distribution rate on the 9% TPS will also be reset in August 2003. However, the Company may limit the reset rate to be no higher than the rate on the two-year benchmark treasury plus 200 basis points.
     In the case of FELINE PRIDES holders who decide to have their 9% TPS remarketed, $10 of the proceeds from remarketing each 9% TPS will automatically be applied to satisfy in full the obligation to purchase Company common stock under the related stock purchase contract. If the remarketing agent is unable to remarket the 9% TPS at the reset rate, as described above, the Company may exercise its right as a secured party to dispose of the 9% TPS in accordance with the provisions of the FELINE PRIDES, in order to satisfy any unfulfilled obligation to purchase common stock under the related stock purchase contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

     In conjunction with the sale of the ROARS in June 2000, the Company entered into a remarketing agreement with Banc of America Securities, LLC ("BAS") under which BAS has the option to purchase all of the ROARS in July 2003, at 100% of the aggregate principal amount of the ROARS. If BAS elects to purchase the ROARS in July 2003 and the Company does not exercise its right to elect a floating interest rate or its right to redeem the ROARS, both of which are discussed below, BAS will remarket the ROARS at a new fixed interest rate. The new fixed interest rate would be equal to the sum of 6.5% (the "Base Rate") and an applicable spread. Under the terms of the ROARS, the applicable spread is defined as the lowest bid received by BAS from various leading dealers of publicly traded debt securities, expressed as a spread above the Base Rate and based on a purchase price equal to the Dollar Price of the ROARS. The Dollar
Price of the ROARS is defined as the present value, at the remarketing date in July 2003, of the remaining scheduled payments of principle and interest through maturity in July 2008 calculated at the Base Rate, discounted to the remarketing date in July 2003 using the rate on U.S. treasury securities with maturities comparable to the remaining term of the ROARS.
     If BAS elects to purchase the ROARS in July 2003, the Company will have the right to elect that BAS remarket the ROARS for a period of up to one year using a floating interest rate ("Floating Rate Period") rather than the fixed interest rate described above. At the end of the Floating Rate Period, BAS can elect to purchase the ROARS to remarket at a new fixed interest rate as described above.
     If BAS elects to purchase the ROARS for remarketing in July 2003 or at the end of the Floating Rate Period, the Company will also have the right to redeem the ROARS directly from BAS at either time at the Dollar Price as defined above. If BAS does not elect to purchase the ROARS in July 2003, the Company is required to redeem all of the ROARS at that time at 100% of the aggregate principal amount of the ROARS. If BAS does not elect to purchase the ROARS at the end of the Floating Rate Period, the Company is required to redeem all of the ROARS at the Dollar Price.


NEW  ACCOUNTING  STANDARDS

     See Note 1 of the Notes to the Financial Statements, which is incorporated herein by reference.



ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     Not  applicable.

ITEM  4.     CONTROLS  AND  PROCEDURES.

     Disclosure Controls and Procedures - Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the review of the disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company that is required to be included in the periodic SEC filings.

     Internal Controls and Procedures - There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.

          None.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

          During the third quarter of 2002, the Company issued an aggregate of 1,983 shares of unregistered common stock to the members of its Board of Directors in exchange for services rendered, valued at $17,800.
          The preceding transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.
          On June 25, 2002, the Registrant entered into a Credit Agreement ("Credit Agreement") with various financial institutions and Standard Federal Bank N.A. as Agent and Arranger under which a line of credit (with a term loan option) and a revolving credit facility (which includes letters of credit) were made available to the Registrant. The Credit Agreement contains various financial covenants including a minimum fixed charge coverage ratio, a maximum leverage ratio, a minimum consolidated total capital amount, and a limitation on the payment of dividends.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

          Not  applicable.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITYHOLDERS.

          Not  applicable.


ITEM  5.  OTHER  INFORMATION.

          Not  applicable.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)  List  of  Exhibits  -  (See  page  33  for  the  Exhibit  Index.)

               12       Ratio  of  Earnings  to  Fixed  Charges.
               99.1     CEO  Certification  Pursuant  to 18 U.S.C. Section 1350,
                        as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act  of  2002.
               99.2     CFO  Certification  Pursuant  to 18 U.S.C. Section 1350,
                        as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act  of  2002.

          (b)  Reports  on  Form  8-K.

               The Company filed the following Form 8-K Reports during the third quarter of 2002: (1) report filed on August 14, 2002, to announce that the Company's Alaska natural gas distribution unit had received an Order from the Regulatory Commission of Alaska, and (2) report filed on September 19, 2002, to file exhibits -- an Underwriting Agreement dated September 16, 2002 and Fourth Supplemental Indenture dated as of September 19, 2002, both relating to 6.49% Senior Notes Due 2009.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEMCO  ENERGY,  INC.
                                            (Registrant)


Dated:  November  13,  2002
                                        By:  /s/John  E.  Schneider
                                           -------------------------------------
                                           Senior  Vice  President and Principal
                                           Financial  Officer

                                 CERTIFICATIONS


I,  Marcus  Jackson,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of SEMCO Energy, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     November  13,  2002
                                        /s/Marcus Jackson
                                        ----------------------------------------
                                        Marcus Jackson
                                        Chairman  of  the  Board,  President and
                                        Chief  Executive  Officer
                                        SEMCO  Energy,  Inc.

I,  John  E.  Schneider,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of SEMCO Energy, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     November  13,  2002
                                        /s/John E. Schneider
                                        ----------------------------------------
                                        John E. Schneider
                                        Senior  Vice  President  and
                                        Chief  Financial  Officer
                                        SEMCO  Energy,  Inc.

                                  EXHIBIT INDEX
                                    Form 10-Q
                               Third Quarter 2002


 Exhibit
   No.       Description                                         Filed  Herewith
--------     -----------                                         ---------------
  12         Ratio  of  Earnings  to  Fixed  Charges.                   x
  99.1       CEO Certification Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002.                            x
  99.2       CFO Certification Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002.                            x

                                     - 33-