Form 10-K
period 2002-12-31
SEMCO ENERGY INC
filed 2003-03-14
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark  One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act).  Yes  [X]       No  [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of June 28, 2002 was $148,663,101 based on 16,426,862 shares held by non-affiliates and the closing price of $9.05 on that day (New York Stock Exchange).

Number of outstanding shares of the Registrant's Common Stock as of February 28, 2003: 18,841,758

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant's April 15, 2003 Annual Meeting of Common Shareholders are incorporated by reference in Part III. Portions of the Registrant's 2002 Annual Report to Shareholders (filed as Exhibit 13 to this Form 10-K) are incorporated by reference in Part I, Item 1 and Part II, Items 5, 6, 7, 7A and 8.

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
                CONDITION  AND  RESULTS  OF  OPERATIONS . . . . . . . .     14

ITEM     7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
                MARKET  RISKS . . . . . . . . . . . . . . . . . . . . .     14

ITEM     8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA . . . .     14

ITEM     9.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                ACCOUNTING  AND  FINANCIAL  DISCLOSURE. . . . . . . . .     15

PART  III

ITEM    10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . .     15

ITEM    11.     EXECUTIVE  COMPENSATION . . . . . . . . . . . . . . . .     15

ITEM    12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
                AND  MANAGEMENT . . . . . . . . . . . . . . . . . . . .     15

ITEM    13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. . .     15

ITEM    14.     CONTROLS  AND  PROCEDURES . . . . . . . . . . . . . . .     15

PART  IV

ITEM    15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS
                ON  FORM  8-K . . . . . . . . . . . . . . . . . . . . .     16

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23


KEY  TO  ABBREVIATED  TERMS



APB. . . . . . . .  Accounting  Principles  Board
ATS. . . . . . . .  (Aggregated  Transportation  Service)  a program that allows commercial  and  industrial  gas  distribution  customers in
                    Michigan  to  purchase  their  gas  from  third-party  gas suppliers, with the Company transporting the gas
Bcf. . . . . . . .  A  quantity of natural gas volumes equivalent to one billion cubic  feet
CCBC . . . . . . .  City  Commission  of  Battle  Creek,  Michigan
Degree Day . . . .  A  measure of coldness computed by the number of degrees the average  daily temperature falls below 65 degrees Fahrenheit
DRIP . . . . . . .  Direct  Stock  Purchase  and  Dividend  Reinvestment  Plan
Dth. . . . . . . .  (Dekatherm)  a  quantity  of  heat  energy equivalent to one million  Britsh  Thermal  Units  (BTU)
FASB . . . . . . .  Financial  Accounting  Standards  Board
FERC . . . . . . .  Federal  Energy  Regulatory  Commission
GCA. . . . . . . .  (Gas  Cost  Adjustment)  a  process  by  which  the  Gas
                    Distribution  business,  through annual gas cost proceedings before  the RCA, can recover the prudent and reasonable cost of  gas  sold
GCR. . . . . . . .  (Gas  Cost Recovery) a process by which the Gas Distribution
                    Business,  through  annual  gas  cost proceedings before the
                    MPSC or CCBC, can recover the prudent and reasonable cost of gas  sold
Mcf. . . . . . . .  A quantity of natural gas volumes equivalent to one thousand cubic feet
MMcf . . . . . . .  A  quantity of natural gas volumes equivalent to one million cubic feet
MPSC . . . . . . .  Michigan  Public  Service  Commission
RCA. . . . . . . .  Regulatory  Commission  of  Alaska
SFAS . . . . . . .  Statement  of  Financial  Accounting  Standards
Tcf. . . . . . . .  A quantity of natural gas volumes equivalent to one trillion cubic feet.

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

SEMCO  ENERGY,  INC.

SEMCO Energy, Inc. is a diversified energy and infrastructure services company headquartered in southeastern Michigan. It was founded in 1950 as Southeastern Michigan Gas Company. SEMCO Energy, Inc. and its subsidiaries (the "Company") operate four reportable business segments: (1) gas distribution; (2) construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "diversified businesses". Certain smaller subsidiaries or divisions of the Company are not part of the four previously mentioned business segments. Instead, they are included together in a category the Company refers to as "Corporate and other". For information on what constitutes a business segment, refer to Note 11 of the Notes to the Consolidated Financial Statements on page 58 through 59 of the Company's 2002 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K. The Company had approximately 1,592 employees at December 31, 2002.
     In December, 2001, the Company's board of directors approved plans to redirect the Company's business strategy. The plans involved the restructuring of the Company's corporate, business unit and operational structures and the divestiture of the Company's engineering services business. The Company has accounted for and reported its engineering services segment as a discontinued operation. In November 2002, the Company sold its engineering services business. For additional information on the Company's strategic redirection plans and the divestiture of its engineering services business refer to Note 14 of the Notes to the Consolidated Financial Statements on page 62 of the Company's 2002 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.

     The Company maintains a website on the Internet at address http://www.semcoenergy.com. The Company makes available free of charge on or
--------------------------
through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission ("SEC"). This reference to the Company's Internet address shall not, under any circumstances, be deemed to incorporate the information available at such Internet address into this Form 10-K. The information available at the Company's Internet address is not part of this Form 10-K or any other report filed by the Company with the SEC. The information the Company filed with the SEC can also be obtained on the SEC's website on the Internet at address http://www.sec.gov.
                       ------------------

GAS  DISTRIBUTION

The Company's gas distribution business segment consists of operations in Michigan and Alaska. The Michigan operation is sometimes referred to as "SEMCO Gas" and the Alaska operation is sometimes referred to as "ENSTAR". These operations are referred to together as the "Gas Distribution Business".
     SEMCO Gas and ENSTAR Natural Gas Company operate as divisions of SEMCO Energy, Inc. Alaska Pipeline Company operates as a subsidiary of SEMCO Energy, Inc. and as part of the ENSTAR operations.
     The Gas Distribution Business distributes and transports natural gas to residential, commercial and industrial customers and is the Company's largest business segment. Set forth in the table below is gas sales and transportation information for the past three years:


Years ended December 31,                     2002      2001      2000
-----------------------------------------  --------  --------  --------

GAS SALES REVENUE (IN THOUSANDS):
  Residential . . . . . . . . . . . . . .  $227,086  $201,754  $190,221
  Commercial. . . . . . . . . . . . . . .    84,480    73,831    62,354
  Industrial. . . . . . . . . . . . . . .    24,089    19,812    18,412
                                           --------  --------  --------
    Total gas sales revenue (a) . . . . .  $335,655  $295,397  $270,987
                                           ========  ========  ========

GAS TRANSPORTATION REVENUE (IN THOUSANDS)  $ 25,707  $ 25,888  $ 30,783
                                           ========  ========  ========

VOLUMES OF GAS SOLD (MMCF):
  Residential . . . . . . . . . . . . . .    42,671    41,529    41,397
  Commercial. . . . . . . . . . . . . . .    16,970    16,032    14,591
  Industrial. . . . . . . . . . . . . . .     5,416     5,566     5,066
                                           --------  --------  --------

    Total volumes of gas sold (a) . . . .    65,057    63,127    61,054

VOLUMES OF GAS TRANSPORTED (MMCF) . . . .    44,921    42,992    48,706
                                           --------  --------  --------
TOTAL VOLUMES DELIVERED (a) . . . . . . .   109,978   106,119   109,760
                                           ========  ========  ========

(a)  Does not include the sale of excess inventory gas to a third party in 2000.


     Refer to Note 11 of the Notes to the Consolidated Financial Statements on pages 58 and 59 of the Company's 2002 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K, for the operating revenues, operating income, assets and other financial information of the Gas Distribution Business for the past three years.

GAS SALES Gas sales revenue is generated primarily through the sale and delivery of natural gas to residential and commercial customers. These customers use natural gas mainly for space heating purposes. Consequently, weather has a significant impact on sales. Given the impact of weather on this business segment, most of its gas sales revenue is earned in the first and fourth quarters of the calendar year. Revenues from gas sales accounted for 70%, 66% and 67% of consolidated operating revenues in 2002, 2001 and 2000, respectively.

     Competition in the gas sales market arises from alternative energy sources such as electricity, propane and oil. However, this competition is inhibited because of the time, inconvenience and investment for residential and commercial customers to convert to an alternate energy source when the price of natural gas fluctuates. For more information on competition for the Gas Distribution Business, refer to the section titled "Outlook for Gas Distribution" on pages 21 and 22 of the Company's 2002 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.
     The Company's aggregated transportation service ("ATS") program, which was effective April 1, 1998 through March 31, 2002, provided all Michigan customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees plus a gas load balancing fee. In a Michigan Public Service Commission ("MPSC") order issued in August 2002 the ATS program was renamed to the Gas Customer Choice Program and expanded over the years 2002, 2003 and 2004 such that by April of 2004 it will be available to all customers in the Company's service area regulated by the MPSC. There were no customers taking service under the Gas Customer Choice Program at December 31, 2002. Refer to the sections titled "Gas Sales Margin" and "Gas Transportation Revenue" on pages 19 and 20 of the Company's 2002 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K, for further information regarding the impact of the ATS program on gas sales and transportation revenue during 2002, 2001 and 2000.


TRANSPORTATION The Gas Distribution Business provides transportation services to its large-volume commercial and industrial customers. This service offers those customers the option of purchasing natural gas directly from producers or marketing companies and utilizing the Gas Distribution Business' distribution network to transport the gas to their facilities.
     Alaska Pipeline Company ("APC") owns and operates the only natural gas transmission lines in its service area that are operated for utility purposes. APC's transmission system delivers natural gas from producing fields in southcentral Alaska to ENSTAR's Anchorage-based gas distribution system. APC's only customer is ENSTAR Natural Gas Company.
     The market price of alternate energy sources such as coal, electricity, oil and steam is the primary competitive factor affecting the demand for transportation services. Certain large industrial customers have some ability to convert to another form of energy if the price of natural gas increases significantly. Partially offsetting the impact of price sensitivity has been the use of natural gas as an industrial fuel because of clean air legislation and the resultant pressures on industry and electric utilities to reduce emissions from their plants. For more information regarding the impact of alternative energy sources, refer to the "Outlook for Gas Distribution" section on pages 21 and 22 of the Company's 2002 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.
     Consistent with other gas distribution utilities, there has been downward pressure on transportation rates due to the potential risk for industrial customers and electric generating plants, located in close proximity to interstate natural gas pipelines, to bypass the Company and connect directly to such pipelines. However, management is currently unaware of any significant bypass efforts by the Company's customers. The Company has addressed and would continue to address any such efforts by offering special services and rate arrangements designed to retain these customers on the Company's system. Customers in ENSTAR's service territory are currently precluded from bypassing ENSTAR's transportation and distribution system due to the limited availability of gas transmission systems and the large distances between producing fields and the locations of current customers.

CUSTOMER BASE At December 31, 2002, SEMCO Gas had approximately 272,000 customers. The largest concentration of customers, approximately 113,000, is located in southeastern Michigan. The remaining Michigan customers are located in and around the following communities: Battle Creek, Albion, Holland, Three
Rivers, Niles, Marquette and Houghton. The Michigan customer base is diverse and includes residential, commercial and industrial customers. The largest customers include power plants, food production facilities, paper processing plants, furniture manufacturers and others in a variety of other industries. The average number of customers in Michigan has increased by an average of approximately 2.4% annually during the past three years. By comparison, recent surveys by the American Gas Association indicate that the customer growth rate for the U.S. gas distribution industry has averaged approximately 1.8% annually during the past ten years. However, average annual gas usage per customer has been decreasing slightly because new homes and appliances are much more energy efficient.

     At December 31, 2002, ENSTAR had approximately 111,000 customers in and around the Anchorage, Alaska area including the communities of Big Lake, Bird Creek, Butte, Chugiak, Eagle River, Eklutna, Girdwood, Houston, Indian, Kenai, Knik, Nikiski, Palmer, Peters Creek, Portage, Sterling, Soldotna, Wasilla and Whittier. ENSTAR is the sole distributor of natural gas to the greater Anchorage metropolitan area, and its service area encompasses approximately 50% of the population of Alaska. ENSTAR has two types of customers: gas sales and transportation. Gas sales customers are primarily residential and commercial. ENSTAR provides transportation service, on behalf of gas producers and gas marketers, to power plant sites, a liquified natural gas plant, an ammonia plant, and hundreds of commercial locations. The average number of customers at ENSTAR has increased by an average of approximately 2.8% annually during the past three years.

RATES AND REGULATION The Gas Distribution business is subject to regulation. The regulatory matters associated with gas distribution customers located in the City of Battle Creek, Michigan and surrounding communities are subject to the jurisdiction of the City Commission of Battle Creek ("CCBC"). The Michigan Public Service Commission ("MPSC") has jurisdiction over the regulatory matters related to the Company's remaining Michigan customers. Regulatory matters for gas distribution customers in Alaska are subject to the jurisdiction of the Regulatory Commission of Alaska ("RCA"). These regulatory bodies have jurisdiction over, among other things, rates, accounting procedures, and standards of service.
     For information on regulatory matters including recent regulatory orders, filings and rate cases, refer to Note 2 of the Notes to the Consolidated Financial Statements on pages 45 through 47 of the Company's 2002 Annual Report to Shareholders, which information is incorporated herein by reference from
Exhibit  13  to  this  Form  10-K.

GAS SUPPLY SEMCO Gas entered into new agreements with BP Canada Energy Marketing Corp. ("BP") effective April 1, 2002. The Company has separate agreements with BP related to customers in its service area regulated by the MPSC ("MPSC customers") and customers in its service area regulated by the CCBC ("CCBC customers"). Under the agreements related to the Company's CCBC customers, BP provides all of the natural gas supply requirements for the CCBC customers as well as transportation and storage asset management services.
Under the terms of the agreements, the price the Company pays to purchase natural gas for CCBC customers is fixed for the three-year period covered by the agreements, which is from April 1, 2002 through March 31, 2005.
     Under the new BP agreements covering MPSC customers, BP provides gas supply portfolio management services as well as transportation and storage asset management services. The Company no longer purchases gas at a fixed cost over a number of years. In keeping with the Company's switch back to the gas cost recovery ("GCR") pricing mechanism for MPSC customers, the Company is required to solicit bids for all supplies with term lengths longer than three days. Supplies with term lengths of three days or less are purchased from BP. For additional information about how these contracts and the GCR pricing mechanism impact cost of gas, refer to the "Cost of Gas" section within Note 1 of the Notes to the Consolidated Financial Statements on pages 43 and 44 of the Company's 2002 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.
     SEMCO Gas has access to natural gas supplies throughout the United States and Canada via major interstate pipelines that run through Michigan. SEMCO Gas has pipeline capacity contracts with ANR Pipeline Company, Great Lakes Gas Transmission Company, Northern Natural Gas Company, and Panhandle Eastern Pipe Line Company. SEMCO Gas also owns underground storage facilities in Michigan with a working capacity of 5 billion cubic feet ("Bcf"). In addition, it leases
6.5 Bcf of storage from Eaton Rapids Gas Storage System and 2.3 Bcf from non-affiliates in Michigan. The owned and leased storage capacity equals approximately 32% of the Company's 2002 annual gas sales volumes in Michigan. SEMCO Gas Storage Company, a subsidiary of the company, is a 50% owner of Eaton Rapids Gas Storage System.
     ENSTAR has a gas purchase contract (the "Marathon Contract") with Marathon Oil Company ("Marathon") that has been approved by the RCA and is a "requirements" contract with no specified daily deliverability or annual take-or-pay quantities. Through 2001, Marathon agreed to deliver all of ENSTAR's gas requirements in excess of those provided for in other gas supply contracts in existence as of May 1, 1988, subject to certain exceptions, until the commitment has been exhausted. For 2002 and subsequent years, ENSTAR's purchase obligations and Marathon's delivery obligations are set at specified annual amounts (19 Bcf in 2003). The contract has a base price and is subject to an annual adjustment based on changes in the price of certain traded oil futures contracts plus reimbursement for any severance taxes and other charges.

     ENSTAR also has an RCA-approved gas purchase contract with the Municipality of Anchorage, Chevron U.S.A., Inc. and ARCO Alaska, Inc. (the "Beluga Contract"), which provides for the delivery of up to approximately 220 Bcf of gas through the year 2009 from the Beluga field. The pricing mechanism in the Beluga Contract is similar to that contained in the Marathon Contract.
     In May 2000, ENSTAR signed a gas supply contract with Anadarko Petroleum and Phillips Alaska (formerly ARCO Alaska) for natural gas deliveries from the Moquawkie gas field beginning in 2002 ("the Moquawkie Contract"). The agreement provides that Anadarko and Phillips will supply ENSTAR's additional supply requirements through 2003, and supply a portion of ENSTAR's needs through 2016. The contract has a base price, subject to annual adjustment based upon 50% of the change in certain inflation measures, plus reimbursement for any severance taxes and other charges. The contract was approved by the RCA in July 2000. In 2002, the Moquawkie field was sold and the gas supply obligations under the Moquawkie Contract were assigned to the purchaser of the field, Aurora Gas.
     In November 2000, ENSTAR signed a gas supply contract with Union Oil Company of California ("Unocal") for natural gas deliveries beginning in 2004. The agreement provides that Unocal will supply ENSTAR's additional supply requirements through 2005, and supply all or a portion of ENSTAR's needs in years beyond 2005 based upon additional commitments that may be made by Unocal. Gas supplied under the contract will be priced annually according to a 36-month daily average price of certain traded natural gas futures contracts, subject to a floor price provision that is similar to the price of the Moquawkie contract. The contract also provides for reimbursement to the producer of severance taxes and certain transportation costs. The contract received final approval by the RCA in January 2002.
     Based on gas purchases during the twelve months ended December 31, 2002, which are not necessarily indicative of the volume of future purchases, gas reserves committed to ENSTAR under the Marathon, Beluga, Moquawkie and Unocal Contracts are sufficient to supply all of ENSTAR's expected gas supply requirements through the year 2005. After that time supplies will still be available under these contracts in accordance with their terms, but at least a portion of ENSTAR's requirements are expected to be satisfied outside the terms of these contracts, as currently in effect.
     ENSTAR's gas supply source, primarily though the Marathon, Beluga, Moquawkie and Unocal Contracts, is confined to the Cook Inlet area with no direct access to other natural gas pipelines. However, the Cook Inlet area is home to major gas producing fields, with proven and producing reserves of approximately 2.0 trillion cubic feet ("Tcf"). An additional 2.3 Tcf of undiscovered gas in the Cook Inlet area has been estimated by the United States Geological Survey and Minerals Management Service.

ENVIRONMENTAL MATTERS The Gas Distribution Business currently owns seven Michigan sites which formerly housed manufactured gas plants. In the earlier part of the 20th century, gas was manufactured from processes using coal, coke or oil. By-products of this process have left some contamination at these sites. The Gas Distribution Business is in compliance with State of Michigan rules which require companies to take "due care" steps to insure that the sites are safe. The Gas Distribution Business has closed a related site with the approval of the appropriate regulatory authority in the State of Michigan and has developed plans and conducted preliminary field investigations at two other sites. For further information, refer to Note 13 of the Notes to the Consolidated Financial Statements on pages 60 and 61 of the Company's 2002 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.

DIVERSIFIED  BUSINESSES

The following table shows operating revenues for each of the diversified businesses, including intercompany revenues, for 2000 through 2002:



Years Ended December 31,            2002      2001      2000
--------------------------------  --------  --------  --------
(in thousands)
Operating Revenues
Construction Services. . . . . .  $119,254  $126,205  $105,231
Information technology services.     9,618    10,275     5,184
Propane, Pipelines and Storage .     7,058     7,443     6,949

The  amounts  in  the  above  table  include  intercompany  transactions.


     As previously discussed, the Company has accounted for its engineering services segment as a discontinued operation. Accordingly, its operating results are segregated and reported as discontinued operations in the Consolidated Statements of Operations. Refer to Note 11 of the Notes to the Consolidated Financial Statements on pages 58 and 59 of the Company's 2002 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K, for each of the diversified business' operating revenues, operating income, assets and other financial information for the past three years.


CONSTRUCTION  SERVICES

The Company's construction services segment ("Construction Services") operates in the mid-western, southern and southeastern areas of the United States and has offices in Georgia, Illinois, Iowa, Michigan and Texas. Its primary service is the installation and upgrade of compressor stations and underground natural gas mains and service lines.
     Construction Services had operating revenues, excluding intercompany transactions, of $107.4 million, $117.2 million and $95.5 million in 2002, 2001 and 2000, respectively. These operating revenues accounted for 22%, 26% and 23% of consolidated operating revenues in 2002, 2001 and 2000, respectively. Construction Services' business is seasonal in nature. Most of the profits from this segment are made during the summer and fall months. Construction Services generally incurs losses during the winter months when underground construction is inhibited by weather.
     Construction Services competes with small, medium and large-sized regional underground facilities contractors as well as in-house utility construction operations. The natural gas construction services industry is comprised of a highly fragmented group of companies focused primarily on regional or local markets. For more information on competition for Construction Services and the company's goals and expectations for this business under its redirected strategy, refer to the section titled "Outlook for Construction Services" on pages 23 and 24 of the Company's 2002 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.


INFORMATION  TECHNOLOGY  SERVICES

The information technology ("IT") services business, under the Aretech Information Services name ("Aretech"), began operations in April 2000 and provides IT infrastructure outsourcing services, and other IT services with a focus on mid-range computers, particularly the IBM I-Series (AS-400) platform. The Company's other business segments accounted for approximately 79% of Aretech's revenues during 2002. However, the Company believes there is a growing trend by small to mid-sized companies to outsource certain information technology functions. The Company also believes the trend towards outsourcing large mainframe computers is now moving to include mid-range computers. The Company's goal is to capitalize on its internal expertise in this area and position itself to take advantage of these trends. Aretech's business strategy is focused on IT infrastructure outsourcing services.

     Aretech competes with businesses that range from small local firms to large international companies, as well as the in-house IT departments of potential customers. Aretech is an early provider in the mid-range computer outsourcing market and, as the market expands, it is likely that new competition will arise from other firms that possess the necessary technical skills.


PROPANE,  PIPELINES  AND  STORAGE

The Company's pipelines and storage business consists of three pipelines and a gas storage facility, all of which are located in Michigan. The Company has a partial ownership interest in one of the pipelines and an equity interest in the gas storage facility. Refer to Item 2 of this Form 10-K for additional information on each pipeline and storage facility such as its location and customers. The Company also owns a propane distribution business (known as "Hotflame"). Hotflame supplies more than 4 million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin. Because propane is used principally for heating, most of the operating income for the propane business is generated in the first and fourth quarters of the calendar year.
     Propane is transported easily in pressurized containers and is generally the fuel used in rural areas where natural gas pipelines and distribution systems do not exist or are not economical to build. The Company purchases the majority of its propane from BP Canada Energy Marketing Corp. The propane operation competes with other energy sources such as natural gas, fuel oil, electricity and other regional and national propane providers. The basis of the competition is generally price and service.



ITEM  2.          PROPERTIES


GAS  DISTRIBUTION

The gas delivery system of the SEMCO Gas included approximately 160 miles of gas transmission pipelines and 5,423 miles of gas distribution pipelines at December 31, 2002. The pipelines are located throughout the southern half of Michigan's lower peninsula (centered in and around the cities of Port Huron, Albion, Battle Creek, Three Rivers, Niles and Holland) and also in the central and western areas of Michigan's upper peninsula. At December 31, 2002, ENSTAR's gas delivery system included approximately 396 miles of gas transmission pipelines and 2,421 miles of gas distribution pipelines. ENSTAR's pipelines are located in Anchorage and other communities around the Cook Inlet area of Alaska.
     The distribution system and service lines of the Gas Distribution Business are, for the most part, located on or under public streets, alleys, highways and other public places, or on private property not owned by the Company with permission or consent, except to an inconsequential extent, of the individual owners. The distribution systems and service lines located on or under public streets, alleys, highways and other public places were all installed under valid rights and consents granted by appropriate local authorities.
     The Gas Distribution Business owns underground gas storage facilities in eight depleted salt caverns and three depleted gas fields, together with measuring, compressor and transmission facilities. The storage facilities are all located in Michigan. The aggregate working capacity of the storage system is approximately 5 Bcf.
     The Gas Distribution Business also owns meters and service lines, gas regulating and metering stations, garages, warehouses and other buildings necessary and useful in conducting its business. In addition, it leases a significant portion of its transportation equipment.


CONSTRUCTION  SERVICES

The tangible properties of Construction Services include equipment required for the installation, repair or replacement of compressor stations and underground natural gas mains and service lines. This includes primarily equipment necessary for excavation such as backhoes, trenchers, directional drills and dump trucks. This equipment can be driven or carried on trailers from one worksite to another. The largest concentrations of Construction Services' equipment at December 31, 2002 was located in Georgia, Illinois, Iowa, Michigan and Texas.

INFORMATION  TECHNOLOGY  SERVICES

The properties of this business segment consist of leasehold improvements, office equipment, telecommunications equipment and computer equipment. These properties are located in a building located in Marysville, Michigan and an office building leased in St. Clair, Michigan.


PROPANE,  PIPELINES  AND  STORAGE

The principal properties of this business segment include interests and operations in propane distribution, natural gas transmission and an underground gas storage system.
     The Company owns a 50% equity interest in the Eaton Rapids Gas Storage System ("ERGSS"). The Company's equity investment in the ERGSS totaled $4.7 million at December 31, 2002. This system, located near Eaton Rapids, Michigan, became operational in March 1990 and consists of approximately 12.8 Bcf of underground storage capacity. The Gas Distribution Business leases 6.5 Bcf of the capacity.
     The property of the propane distribution operation consists primarily of pressurized propane storage tanks used by customers to store propane purchased from the Company and trucks for transporting propane. The Company also owns large propane storage tanks that allow the Company to store up to 258,000 gallons of propane inventory. The propane distribution property is all located in Michigan's upper peninsula and northeast Wisconsin.
     The following table sets forth the pipeline operations wholly or partially owned by the Company, the total net property of each system, and the Company's ownership percentage and net property in each system at December 31, 2002:



                               Total          The Company's     The Company's
                            Net Property    Percent Ownership    Net Property
                           --------------  -------------------  --------------
                                        (in thousands of dollars)
Litchfield Lateral. . . .  $       8,622                  33%   $       2,874
Greenwood Pipeline. . . .          5,677                 100%           5,677
Eaton Rapids Pipeline . .            580                 100%             580
                           --------------                       --------------
                           $      14,879                        $       9,131
                           ==============                       ==============


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

CORPORATE  AND  OTHER

The properties of the Corporate and other segment include leasehold improvements, office furniture, office equipment, computers and computer systems. These properties are located in leased office buildings located in Port Huron and Farmington Hills, Michigan.


ITEM  3.          LEGAL  PROCEEDINGS

Not  applicable.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.



                                     PART II



ITEM  5.          MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER  MATTERS

MARKET  INFORMATION

SEMCO Energy, Inc. Common Stock began trading on the New York Stock Exchange on January 6, 2000 with the trading symbol "SEN". Prior to this date the Company was traded on the Nasdaq Stock Market with the trading symbol "SMGS." The table below shows the reported high and low sales prices of the Company's common stock during 2002 and 2001, as reported on the New York Stock Exchange.


        2002 Price Range                      2001 Price Range
-----------------------------------  ----------------------------------
2002            High          Low    2001            High      Low
--------------  ------        -----  --------------  --------  --------
First Quarter   $11.40        $6.95  First Quarter   $15.4375  $13.1875
Second Quarter  $10.25        $6.60  Second Quarter  $  15.95  $  13.61
Third Quarter   $10.08        $7.06  Third Quarter   $  15.75  $  14.05
Fourth Quarter  $ 8.15        $5.60  Fourth Quarter  $  14.85  $   9.45


     See the cover page of this Form 10-K for a recent common stock price and the number of common shares outstanding. See Selected Financial Data in Item 6 of this Form 10-K for the number of registered common shareholders at year-end for the past five years. The Company had 9,095 registered common shareholders at February 28, 2003.

DIVIDENDS

For information regarding dividends, see Notes 4 and 15 of the Notes to the Consolidated Financial Statements on pages 49 through 51 and 63 of the Company's 2002 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K, and Selected Financial Data in Item 6 of this Form 10-K.

UNREGISTERED  SECURITIES

During the fourth quarter of 2002, the Company issued an aggregate of 4,951 shares of unregistered common stock, valued at $35,797, to members of the Company's Board of Directors pursuant to three equity compensation plans for Board members, which are described below. The transactions were exempt from registration under Section 4(2) of the Securities Act of 1933. Information about unregistered common stock is included in the Company's quarterly reports on Form 10-Q.

EQUITY  COMPENSATION  PLAN  INFORMATION

The following table provides information as of December 31, 2002 with respect to the shares of the Company's Common Stock that may be issued under the Company's existing equity compensation plans.


                                                                                  (C)
                                 (A)                                           NUMBER OF
                              NUMBER OF                                  SECURITIES REMAINING
                          SECURITIES TO BE              (B)              AVAILABLE FOR FUTURE
                             ISSUED UPON          WEIGHTED-AVERAGE      ISSUANCE UNDER EQUITY
                             EXERCISE OF         EXERCISE PRICE OF        COMPENSATION PLANS
                        OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES
PLAN CATEGORY            WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
----------------------  ---------------------  ----------------------  ------------------------
Equity compensation
  plans approved by
  security holders(1).             286,780     $             14.48                238,220
Equity compensation
  plans not approved
  by security holders.             852,438(2)  $             12.44(2)             902,460(3)(4)
                        ---------------------  ----------------------  ------------------------
Total. . . . . . . . .           1,139,218     $             12.96              1,140,680

(1)     Includes  the  1997  Long-Term  Incentive  Plan.
(2)     Includes  options awarded pursuant to the Stock Option Plan of 2000 and options awarded pursuant  to  employment  agreements.
(3)     Includes 753,222 stock options available pursuant to the Stock Option Plan of 2000, 881 common  shares  pursuant  to  the  Employee  Stock  Gift  Program, 96,359 common shares pursuant  to  the  Broad Based Stock Award Plan of SEMCO Energy, Inc. and Subsidiaries,
        13,493  common  shares  pursuant  to  the  Directors'  Deferred  Compensation and Stock
        Purchase  Plan  for  Non-Employee  Directors,  18,005  common  shares  pursuant  to the
        Compensation  in  Lieu  of  Medical  Plan Participation for Non-Employee Directors, and
        20,500  common  shares  pursuant  to  the  Stock Grant Plan for Non-Employee Directors.
(4)     No stock options pursuant to employment agreements are included as available for future grant  as  the number could not be determined as of December 31, 2002.  The formula for such grants is described below under "Stock Options Pursuant to Employment Agreements".


THE 1997 LONG-TERM INCENTIVE PLAN. The Company's Long-Term Incentive Plan ("LTIP") was approved by the shareholders at the Annual Meeting held April 15, 1997 and provided for the issuance of options to purchase up to 500,000 shares of common stock. The options available under the LTIP were adjusted for subsequent stock dividends. The purposes of the LTIP are to provide long-term incentives to those persons with significant responsibility for the success and growth of the Company and its subsidiaries; to assist the Company in attracting and retaining key employees and non-employee directors; and to associate the interests of such employees and directors with those of the Company's shareholders.
     As of December 31, 2002, there were 525,000 shares reserved for issuance pursuant to the LTIP. As noted in the table above, there were outstanding options to purchase 286,780 shares of common stock and 238,220 shares remaining available for grant as of December 31, 2002.

     Awards may be in the form of stock options, incentive stock options, restricted stock, performance units, stock appreciation rights, and other stock incentives. All awards granted thus far have been in the form of stock options, which vest over a three-year period. Options granted pursuant to the LTIP must be granted at fair market or greater value on the date of grant and expire ten years from the date of grant. Repricing and replacement of underwater stock options shall not be permitted. The Compensation Committee of the Board of Directors has the power to determine when options granted under the LTIP shall become exercisable. Each outstanding stock option or other stock-based award shall become immediately and fully exercisable for a period of six (6) months following the date of a "Change of Control" as that term is defined by the LTIP.
     An employee may be granted multiple awards under the LTIP, but no one employee may be granted awards which would result in him or her receiving options or other awards for more than 30,000 shares under the LTIP in any one calendar year. Under the LTIP, each non-employee director shall each year be awarded an option to purchase 1,000 shares.

THE STOCK OPTION PLAN OF 2000. On August 17, 2000, the Company's Board of Directors ("Board") approved The Stock Option Plan of 2000 ("SOP"). The SOP allows stock options to be granted in excess of the LTIP maximum number to the extent deemed appropriate by the Board's Compensation Committee. However, SOP stock options granted to a single person cannot exceed 1% of the Company's outstanding stock at the time of grant. In addition, no more than 5% of the Company's outstanding stock may be issued pursuant to exercises of options granted under any non-shareholder approved plan. To the extent not otherwise specified in a Board resolution, SOP stock options will be issued upon the same terms and conditions as LTIP stock options.
     As of December 31, 2002, there were 901,806 shares reserved for issuance pursuant to the SOP. There were outstanding options to purchase 148,584 shares of common stock and 753,222 shares remaining available for grant as of December 31, 2002.

EMPLOYEE STOCK GIFT PROGRAM. On December 16, 1999, the Company's Board created a reserve for the Employee Stock Gift Program, which was established to encourage employee stock ownership. The first time an employee enrolls in payroll deduction to make optional payments to the Company's Direct Stock Purchase and Dividend Reinvestment Plan (the "DRIP"), one share of stock is added to their account at no charge.
     As of December 31, 2002, there were 881 common shares reserved for the program.

BROAD BASED STOCK AWARD PLAN OF SEMCO ENERGY, INC. AND SUBSIDIARIES. On October 14, 1999, the Company's Board of Directors created a reserve for a Broad Based Stock Award Plan (the "BBSA Plan") for the Company and its subsidiaries in order to develop a program to: provide an incentive similar to competitive market practice; create a mid-term incentive for retention purposes; and increase the link between individual and corporate success. The BBSA Plan was designed to grant full value shares of the Company's stock to employees at all levels in the organization, with participants being given one-time or ongoing restricted stock awards subject to service-based vesting requirements. The stock restrictions are subject to three-year cliff vesting requiring continued employment with the Company and forfeiture of the stock for either voluntary or involuntary termination of employment.
     As of December 31, 2002, there were 96,359 common shares reserved for the BBSA Plan.

DIRECTORS' DEFERRED COMPENSATION AND STOCK PURCHASE PLAN FOR NON-EMPLOYEE DIRECTORS. Prior to 1999, the Company offered Directors the opportunity to defer income earned as a Board member into an interest bearing account or into phantom stock. Beginning in 1999, the phantom stock alternative was replaced with Company common stock and any phantom stock allocated to the participants' accounts was converted to Company stock. Directors can defer income earned as a Board member by electing to have the Company contribute it to the Directors' Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Directors' Deferred Comp. Plan"). Participants in the Directors' Deferred Comp. Plan must make a distribution election prior to the beginning of the year when the income is to be deferred. Distribution alternatives are either 1) in a lump sum within 30 days of: a) the date the Director ceases to be a full-time member of the Board, b) January 1 of a chosen year, c) the earlier of alternative 1a or 1b, or d) the later of alternative 1a or 1b; or 2) in three annual graduated installments beginning within 30 days of the date the Director ceases to be a full-time member of the Board; or 3) in five annual graduated installments beginning within 30 days of the date the Directors ceases to be a full-time member of the Board. If Company common stock is the chosen investment vehicle, distributions are made in common stock.

     As of December 31, 2002, there were 13,493 common shares reserved for the Directors' Deferred Comp. Plan.

COMPENSATION IN LIEU OF MEDICAL PLAN PARTICIPATION FOR NON-EMPLOYEE DIRECTORS. In December 1995, the Board determined that it would be in the best interests of the Company to phase out the participation of non-employee Directors in the Company's Medical, Dental and Prescription Drug Plan ("the Medical Plan"). Any Directors joining the Board after 1995 are ineligible to participate in the Medical Plan and any Directors who withdraw from Medical Plan participation are not eligible for future participation. A plan was established to provide a form of stock-based compensation to each non-employee member of the Board who is not eligible to participate in the Medical Plan. Pursuant to the Compensation in Lieu of Medical Plan Participation for Non-Employee Directors (the "Non-Medical Plan"), stock-based compensation in one of the following forms is paid to each participant based on the annual election of the participant: a) issuance of common stock to the participant; b) allocation of common stock to the Directors' Deferred Comp. Plan; or c) payment of cash to the participant's account in the DRIP. No payment is made to any person who is not a Director at the time of payment, regardless of the reason.
     As of December 31, 2002, there were 18,005 common shares reserved for the Non-Medical Plan.

STOCK GRANT FOR PLAN FOR NON-EMPLOYEE DIRECTORS. In August 2001, the Board approved the Stock Grant Plan for Non-Employee Directors (the "Stock Grant
Plan") in order to strengthen the alignment between the interests of each non-employee member of the Board and the interests of the Company's shareholders. Pursuant to the Stock Grant Plan, each non-employee Director is awarded 500 common shares annually.
     As of December 31, 2002, there were 20,500 common shares reserved for the Stock Grant Plan.

STOCK OPTIONS PURSUANT TO EMPLOYMENT AGREEMENTS. The Company has entered into employment agreements from time to time that included provisions for the grant of stock options.
     Pursuant to the terms of Mr. William Johnson's (former CEO of the Company) employment agreement, he was granted, as of May 1, 1996 and January 3, 1997, stock options for the purchase of a total of 45,000 shares of common stock, which were subsequently adjusted for stock dividends to 49,612. Mr. Johnson's stock options were amended in 2001 to extend the exercisable period following Mr. Johnson's retirement to three years from one year in the original agreements.
     In conjunction with the acquisition of Long's Underground Technologies, Inc. ("Long's"), key employees of Long's were given employment agreements, which included provisions for the grant of stock options based upon the return on assets ("ROA") of Long's. The employment agreements were entered into with Mr. Paul Long and six other key employees. Mr. Long's agreement provided for annual grants of stock options for three years with the minimum annual option grant being for 3,500 shares pro-rated for partial periods. Mr. Long's option grants would increase above the minimum by 500 shares for an increase of 25 basis points above a 9.75% ROA and by 1,000 shares for each increase of 25 basis points above a 10% ROA. A pool of 6,000 shares per year in the aggregate was established for awards pursuant to the agreements with the six other key employees of Long's. The agreements with the six employees provided for annual grants of stock options for two years with the minimum annual option grant being for 385 shares pro-rated for partial periods. The options granted pursuant to these contracts had graduated three-year vesting periods, were granted at fair market value at the time of grant and expire ten years from the date of grant. All of the employment contracts with the Long's employees expired prior to December 31, 2002.
     In conjunction with the acquisition of Flint Construction Company ("Flint"), key employees of Flint were given employment agreements, which included provisions for the grant of stock options based upon the return on assets of Flint. The employment agreements were entered into with Mr. Robert Good, Mr. J. Terry Fuller and Mr. James Eaves. The agreements for Messrs. Good, Fuller and Eaves provided for annual grants of stock options for three years based on an ROA of 9.5% or greater, with such awards pro-rated for partial periods. The agreements for Messrs. Good and Fuller provided for awards of options for 1,000 shares for a 9.5% ROA and increases of 1,000 shares for each 25 basis points above the 9.5% ROA. The agreement with Mr. Eaves provided for awards of options for 500 shares at 9.5% ROA and increases of 500 shares for each 25 basis points above 9.5% ROA. The options granted pursuant to these contracts had graduated three-year vesting periods, were granted at fair market value at the time of grant and expire ten years from the date of grant. Although the Flint contracts expired prior to December 31, 2002, the calculation for the final grant of options pursuant to the employment agreements was not completed before year end so the number of the final grant of options made in 2003 is not reflected in the table as the maximum number of options was not determined as of December 31, 2002.
     Pursuant to the terms of Mr. Marcus Jackson's (CEO of the Company) employment agreement, he was granted, as of June 1, 2001, stock options for the purchase of 200,000 shares of common stock at fair market value on the date of grant, with a graduated three-year vesting period, and expiration ten years from the date of grant.


ITEM  6.          SELECTED  FINANCIAL  DATA

For the information required pursuant to this item, refer to the section titled "Selected Financial Data" in the Company's 2002 Annual Report to Shareholders, pages 64 and 65, which information is incorporated herein by reference from
Exhibit  13  to  this  Form  10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the information required pursuant to this item, refer to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2002 Annual Report to Shareholders, pages 16 through 33, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.

The Company is currently under review by a bond rating agency with a conclusion of that review expected soon. The Future Financing section of Management's Discussion and Analysis on page 29 and 30 of the Company's 2002 Annual Report to Shareholders includes discussions regarding the Company's ability to remain in compliance with the restrictive financial covenants contained in certain of its debt agreements. Those discussions assume that the Company would be able to refinance its long-term debt in accordance with its financing plans. The Company cannot predict the outcome of the rating agency review. However, depending on the outcome of this review, the Company's refinancing plans for 2003 may have to be altered, which may result in the Company not remaining in compliance with one or more of the covenants. In the event the Company is not able to remain in compliance with these covenants, management plans to negotiate a modification of the covenants or a waiver of certain covenant provisions. However, the Company cannot make any assurances about whether modifications or waivers can be negotiated.


ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

For the information required pursuant to this item, refer to the section titled "Market Risk Information" on page 30 of the Company's 2002 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K.


ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

For the information required pursuant to this item, refer to the following sections of the Company's 2002 Annual Report to Shareholders, which information is incorporated herein by reference from Exhibit 13 to this Form 10-K:

      Reports of Independent Public Accountants, page 34 and 35 Consolidated Statements of Operations, page 36
      Consolidated  Statements  of  Financial  Position,  page  37
      Consolidated  Statements  of  Cash  Flow,  page  38
      Consolidated  Statements  of  Capitalization,  page  39
      Consolidated Statements of Changes in Common Shareholders' Equity, page 40 Notes to the Consolidated Financial Statements, pages 41 through 63

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In May 2002, the Company's Board of Directors voted to discontinue using Arthur Andersen LLP ("Andersen") to audit the Company's financial statements for the year ending December 31, 2002. The Company previously retained Andersen to review their financial statements for the quarter ended March 31, 2002. In May 2002 the Company engaged PricewaterhouseCoopers LLP to audit its financial statements for the year ending December 31, 2002. During 1999, 2000 and 2001 there were no disagreements or "reportable events" as described in Items 304(a)(I)(iv) and (v) of Regulation S-K between the Company and Andersen.



                                    PART III


ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The information appearing under the captions "Information About Nominees, Directors and Executive Officers" in the Company's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company's April 15, 2003 Annual Meeting of Common Shareholders is incorporated by reference herein.


ITEM  11.     EXECUTIVE  COMPENSATION

The information appearing under the caption "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Company's April 15, 2003 Annual Meeting of Common Shareholders is incorporated by reference herein. There are no compensation committee interlocks or insider participation.


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The  information  appearing  under  the  caption  "Stock  Outstanding and Voting
Rights" in the Company's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company's April 15, 2003 Annual Meeting of Common Shareholders is incorporated by reference herein.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information appearing under the caption "Employment and Related Agreements" in the Company's definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company's April 15, 2003 Annual Meeting of Common Shareholders is incorporated by reference herein.

ITEM  14.     CONTROLS  AND  PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the review of the disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company that is required to be included in the periodic SEC filings.

INTERNAL CONTROLS AND PROCEDURES There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                     PART IV



ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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




                                                         Pages in 10-K
                                                         -------------
    Report of Independent Public Accountants on
    Financial Statement Schedules . . . . . . . . . . .             17

    Schedule II - Consolidated Valuation and Qualifying
    Accounts for the years ended December 31, 2002,
    2001 and 2000 . . . . . . . . . . . . . . . . . . .             19

(a)  3     Exhibits,  including  those  incorporated  by reference are listed on pages  20  and  21  of  this  10-K.

(b)     Reports  on  Form  8-K.

     No  reports  on  Form  8-K  were  filed  during the fourth quarter of 2002.

(c) The Exhibits, if any, filed herewith are identified in Item 15(a) 3 above.

(d) The financial statement schedules filed are identified under Item 15(a) 2 above.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES




To  Semco  Energy,  Inc.:

Our audit of the consolidated financial statements referred to in our report dated February 10, 2003 appearing in the 2002 Annual Report to Shareholders of SEMCO Energy, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule for the year ended December 31, 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule for the year ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedules of SEMCO Energy, Inc. for the years ended December 30, 2001 and 2000, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statement schedules in their report dated February 7, 2002.


PricewaterhouseCoopers  LLP

Detroit,  Michigan
February  10,  2003

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS


The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. This report applies to supplemental Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2001 and 2000. This schedule was listed in prior years in Item 14
(a)  2  of  the  Form  10-K.



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

SCHEDULE  II


                                        SEMCO ENERGY, INC.

                   SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                      (THOUSANDS OF DOLLARS)



                                                         ADDITIONS FOR     DEDUCTIONS
                                                           PROVISIONS     FROM RESERVE
                                               BALANCE     CHARGED OR    FOR PURPOSE FOR    BALANCE
                                              BEGINNING    (CREDITED)   WHICH THE RESERVE     END
     DESCRIPTION                              OF PERIOD    TO INCOME      WAS PROVIDED     OF PERIOD
--------------------------------------------  ---------  -------------  -----------------  ---------
YEAR ENDED DECEMBER 31, 2002
----------------------------

Allowances  for  doubtful  accounts
  deducted  from  receivables  in  the
  Statement of Financial Position . . . . . .  $1,849       $ 1,152          $1,092         $1,909
                                               ======       ========         ======         ======

Reserves  for  restructuring  costs
  included  in  current  liabilities  and
  deferred  credits  in  the  Statement
  of  Financial  Position . . . . . . . . . .  $2,338       $     0          $1,245         $1,093
                                               ======       ========         ======         ======

Allowances  and  reserves  for  discontinued
  operations included in current liabilities
  in  the  Statement of Financial Position. .  $7,409       $(1,287)         $6,122         $    0
                                               ======       ========         ======         ======





YEAR ENDED DECEMBER 31, 2001
----------------------------

Allowances  for  doubtful  accounts
  deducted  from  receivables  in  the
  Statement  of  Financial  Position. . . . .  $1,436       $ 1,410          $  997         $1,849
                                               ======       ========         ======         ======

Reserves  for  restructuring  costs
  included  in  current  liabilities  and
  deferred  credits  in  the  Statement
  of Financial Position . . . . . . . . . . .  $    0       $ 2,338          $    0         $2,338
                                               ======       ========         ======         ======

Allowances  and  reserves  for  discontinued
  operations included in current liabilities
  in  the  Statement  of Financial Position .  $    0       $ 7,409          $    0         $7,409
                                               ======       ========         ======         ======





YEAR ENDED DECEMBER 31, 2000
----------------------------

Allowances  for  doubtful  accounts
  deducted  from  receivables  in  the
  Statement  of  Financial  Position. . . . .  $1,080       $ 1,186          $  830         $1,436
                                               ======       ========         ======         ======

EXHIBITS,  INCLUDING  THOSE  INCORPORATED  BY  REFERENCE


                                                                           Filed
                                                                     -------------------
Exhibit                                                                           By
  No.                        Description                             Herewith  Reference
-------  ----------------------------------------------------------  --------  ---------

 3.(i)   Articles of Incorporation of SEMCO Energy, Inc., as
         restated June 25, 1999.(f) . . . . . . . . . . . . . . . .               x
 3.(ii)  Bylaws--last  revised  June  20,  2002.(m) . . . . . . . .               x
 4.1     Note  Agreement  dated  as  of  June  1, 1994, relating
         to  issuance  of  $80,000,000  of  long-term  debt.(a) . .               x
 4.2     Rights  Agreement  dated  as  of  April  15,  1997 with
         Continental  Stock  Transfer  &  Trust  Company,  as
         Rights  Agent.(c). . . . . . . . . . . . . . . . . . . . .               x
 4.3     Note  Agreement  dated  as  of October 1, 1997, relating
         to  issuance  of  $60,000,000  of  long-term  debt.(d) . .               x
 4.4     Form  of Indenture relating to Senior Debt Securities
         dated  as  of  _________1,  1998,  with  Bank  One
         Trust  Company  (formerly  NBD  Bank)  as  Trustee.(e) . .               x
 4.5     First  Supplemental  Indenture  relating to Senior Debt
         Securities  dated  as  of  June 16, 2000, with Bank One
         Trust  Company  as  Trustee.(g). . . . . . . . . . . . . .               x
 4.6     Second  Supplemental  Indenture  relating to Senior Debt
         Securities  dated  as  of  June  29, 2000, with Bank One
         Trust  Company  as  Trustee.(g). . . . . . . . . . . . . .               x
 4.7     Indenture relating to Subordinated Debentures dated as of
         April 19, 2000, with Bank One Trust Company, Trustee.(h) .               x
 4.8     First  Supplemental  Indenture relating to Subordinated
         Debentures  dated  as  of April 19, 2000, with Bank One
         Trust  Company,  as  Trustee.(h) . . . . . . . . . . . . .               x
 4.9     Credit  Agreement  dated  as  of  June 25, 2002, among
         SEMCO  Energy,  Inc.  as  Borrower,  various  financial
         institutions,  Standard  Federal Bank N.A. as Agent and
         Arranger,  Keybank  National Association as Syndication
         Agent  and  U.S.  Bank,  N.A. and National City Bank of
         Michigan/Illinois  as  Documentation  Agents.(m) . . . . .               x
10       Material  Contracts.
10.1     Short-Term  Incentive Plan as amended June 10, 1999.(f). .               x
10.2     1997  Long-Term  Incentive  Plan.(b) . . . . . . . . . . .               x
10.3     Amendment  (dated  August  10,  2001)  to  Employment
         Agreement  with  William  L.  Johnson.(k). . . . . . . . .               x
10.4     Executive  Security  Agreement.(i) . . . . . . . . . . . .               x
10.5     Split-Dollar  Agreement.(i). . . . . . . . . . . . . . . .               x
10.6     Form  of  Change  in  Control Agreement (for certain
         officers).(h). . . . . . . . . . . . . . . . . . . . . . .               x
10.7     Form  of  Change of Control Employment Agreement dated
         as  of  March  1,  2000  (for  certain  officers).(h). . .               x
10.8     Executive  Security  Trust.(i) . . . . . . . . . . . . . .               x
10.9     Stock  Option  Plan  of  2000.(j). . . . . . . . . . . . .               x
10.10    Deferred  Compensation  and  Stock  Purchase  Plan  for
         Non-Employee  Directors  revised  December 13, 2001.(l). .               x
10.11    Stock  Grant  Plan  for  Non-Employee  Directors
         adopted  August  23,  2001.(l) . . . . . . . . . . . . . .               x
10.12    Employment  Agreement  dated  as  of  June  1,  2001
         with  Marcus  Jackson.(l). . . . . . . . . . . . . . . . .               x
12       Ratio of Earnings to Fixed Charges.. . . . . . . . . . . .    x
13       SEMCO  Energy, Inc. 2002 Annual Report to Shareholders,
         pages  16-65.. . . . . . . . . . . . . . . . . . . . . . .    x
21       Subsidiaries  of  the  Registrant. . . . . . . . . . . . .    x
23       Consent  of  Independent  Public  Accountants. . . . . . .    x
24       Power  of  Attorney. . . . . . . . . . . . . . . . . . . .    x
99.1     CEO  Certification  Pursuant to 18 U.S.C. Section 1350,
         as  Adopted  Pursuant  to  Section  906  of  the
         Sarbanes-Oxley Act of 2002.  . . . . . . . . . . . . . . .    x
99.2     CFO  Certification  Pursuant to 18 U.S.C. Section 1350,
         as  Adopted  Pursuant  to  Section  906  of  the
         Sarbanes-Oxley Act of 2002.  . . . . . . . . . . . . . . .    x
99.3     Proxy  Statement  dated  March  10,  2003.(n). . . . . . .               x


Key  to  Exhibits  Incorporated  by  Reference
(a) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended June 30, 1994, File No. 0-8503.
(b)     Filed  March  6,  1997  as  part  of  SEMCO  Energy,  Inc.'s  1997 Proxy
        Statement,  dated  March  7,  1997,  File  No.     0-8503.
(c)     Filed  with  SEMCO  Energy,  Inc.'s  Form 10-K for 1996, dated March 27,
        1997,  File  No.  0-8503.
(d) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 1997, File No. 0-8503.
(e) Filed with SEMCO Energy, Inc.'s Registration Statement, Form S-3, Nos. 333-58715 and 333-58715-01, filed July 8, 1998.
(f) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended June 30, 1999, File No. 0-8503.
(g) Filed with SEMCO Energy, Inc.'s Form 8-K dated July 26, 2000, File No. 001-15565.
(h) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended March 31, 2000, File No. 001-15565.
(i) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 2000.
(j)     Filed  with  SEMCO  Energy,  Inc.'s  Form 10-K for 2000, dated March 30,
        2001,  File  No.  001-15565.
(k) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended September 30, 2001, File No. 001-15565.
(l)     Filed  with  SEMCO  Energy,  Inc.'s  Form 10-K for 2001, dated March 27,
        2002,  File  No.  001-15565.
(m) Filed with SEMCO Energy, Inc.'s Form 10-Q for the quarter ended June 30, 2002, File No. 001-15565.
(n) Filed March 10, 2003, pursuant to Rule 14a-6 of the Exchange Act, File No. 001-15565.

                                  - 20 & 21 -

                                   SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SEMCO  ENERGY,  INC.


Date:  March  14,  2003      By  /s/Marcus Jackson
                                 -----------------------------------------------
                                 Marcus Jackson
                                 Chairman, President and Chief Executive Officer


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



  Signature                                        Title                             Date
-----------------------------  ------------------------------------------------  --------------

/s/Marcus Jackson              Chairman, President and Chief Executive Officer   March 14, 2003
-----------------------------
  Marcus Jackson                    (Director)


/s/John E. Schneider           Senior Vice President, Treasurer and              March 14, 2003
-----------------------------
  John E. Schneider                 Chief Financial Officer (Principal
                                    Financial and Accounting Officer)


/s/John M. Albertine*          Director                                          March 14, 2003
-----------------------------
  John M. Albertine


/s/Edward J. Curtis*           Director                                          March 14, 2003
-----------------------------
  Edward J. Curtis


/s/John T. Ferris*             Director                                          March 14, 2003
-----------------------------
  John T. Ferris


/s/Michael O. Frazer*          Director                                          March 14, 2003
-----------------------------
  Michael O. Frazer


/s/John  R.  Hinton*           Director                                          March 14, 2003
-----------------------------
  John R. Hinton


/s/Harvey I. Klein*            Director                                          March 14, 2003
-----------------------------
  Harvey I. Klein


/s/Frederick S. Moore*         Director                                          March 14, 2003
-----------------------------
  Frederick S. Moore


/s/Thomas  W.  Sherman*        Director                                          March 14, 2003
-----------------------
  Thomas  W.  Sherman


/s/Edith A. Stotler*           Director                                          March 14, 2003
-----------------------------
  Edith A. Stotler


/s/Donald W. Thomason*         Director                                          March 14, 2003
-----------------------------
  Donald W. Thomason


*By /s/Marcus Jackson                                                            March 14, 2003
-----------------------------
  Marcus Jackson
  Attorney-in-fact

                                 CERTIFICATIONS


I,  Marcus  Jackson,  certify  that:

1. I have reviewed this annual report on Form 10-K of SEMCO Energy, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     March  14,  2003
                                  /s/Marcus  Jackson
                                  ----------------------------------------------
                                  Chairman  of  the  Board,  President  and
                                  Chief  Executive  Officer
                                  SEMCO  Energy,  Inc.

I,  John  E.  Schneider,  certify  that:

1. I have reviewed this annual report on Form 10-K of SEMCO Energy, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     March  14,  2003
                                  /s/John  E.  Schneider
                                  ----------------------------------------------
                                  Senior  Vice  President  and
                                  Chief  Financial  Officer
                                  SEMCO  Energy,  Inc.