Form 10-Q
period 2003-03-31
SEMCO ENERGY INC
filed 2003-05-14
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     (Mark  One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2003

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

The number of outstanding shares of the Registrant's common stock as of April 30, 2003: 18,939,912

                               INDEX TO FORM 10-Q
                               ------------------
                        For Quarter Ended March 31, 2003

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


FORWARD-LOOKING  STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections of SEMCO Energy, Inc. and its subsidiaries (the "Company"). Statements that are not historical facts, including without limitation, statements about the Company's outlook, beliefs, plans, goals and expectations, are forward-looking statements. In addition, these forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negatives of these terms or variations of them or similar terminology. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical regions where the Company does business; (iii) the capital intensive nature of the Company's business; (iv) increased competition within the energy industry as well as from alternative forms of energy; (v) the timing and extent of changes in commodity prices for natural gas and propane; (vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) the Company's ability to bid on and win construction contracts; (viii) the impact of energy prices on the amount of projects and business available to the Company's construction services business;
(ix) the nature, availability and projected profitability of potential investments available to the Company; (x) the Company's ability to remain in compliance with its debt covenants and accomplish its financing objectives in a timely and cost-effective manner in light of changing conditions in the capital markets; (xi) the Company's ability to operate acquired businesses in accordance with its plans and (xii) the Company's ability to effectively execute its strategic plan.


                                           SEMCO ENERGY, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)
                                (In thousands, except per share amounts)

                                                               Three Months Ended    Twelve Months Ended
                                                                   March 31,             March 31,
                                                              --------------------  --------------------
                                                                2003       2002       2003       2002
                                                              ---------  ---------  ---------  ---------
OPERATING REVENUES
  Gas sales. . . . . . . . . . . . . . . . . . . . . . . . .  $181,516   $122,223   $394,948   $295,596
  Gas transportation . . . . . . . . . . . . . . . . . . . .     8,184      8,315     25,576     26,145
  Construction services. . . . . . . . . . . . . . . . . . .    12,902     21,874     98,393    118,891
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     4,502      3,499     13,241     11,124
                                                              ---------  ---------  ---------  ---------
                                                               207,104    155,911    532,158    451,756
                                                              ---------  ---------  ---------  ---------

OPERATING EXPENSES
  Cost of gas sold . . . . . . . . . . . . . . . . . . . . .   137,159     78,783    278,798    183,173
  Operations and maintenance . . . . . . . . . . . . . . . .    30,484     36,619    150,518    167,077
  Depreciation and amortization. . . . . . . . . . . . . . .     9,073      8,761     35,649     36,281
  Property and other taxes . . . . . . . . . . . . . . . . .     2,909      3,129     11,624     11,779
  Restructuring and impairment charges . . . . . . . . . . .         -          -          -      6,103
                                                              ---------  ---------  ---------  ---------
                                                               179,625    127,292    476,589    404,413
                                                              ---------  ---------  ---------  ---------

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . .    27,479     28,619     55,569     47,343

OTHER INCOME (DEDUCTIONS)
  Interest expense . . . . . . . . . . . . . . . . . . . . .    (7,957)    (7,674)   (31,551)   (31,457)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       698        325      2,611      1,794
                                                              ---------  ---------  ---------  ---------
                                                                (7,259)    (7,349)   (28,940)   (29,663)
                                                              ---------  ---------  ---------  ---------
INCOME BEFORE INCOME TAXES AND
  DIVIDENDS ON TRUST PREFERRED SECURITIES. . . . . . . . . .    20,220     21,270     26,629     17,680

INCOME TAX PROVISION . . . . . . . . . . . . . . . . . . . .     7,396      7,790      9,745      7,464
                                                              ---------  ---------  ---------  ---------

INCOME BEFORE DIVIDENDS ON TRUST
  PREFERRED SECURITIES . . . . . . . . . . . . . . . . . . .    12,824     13,480     16,884     10,216

  Dividends on trust preferred securities, net of
  income taxes of $1,158, $1,158, $4,631 and $4,632. . . . .     2,150      2,150      8,601      8,603
                                                              ---------  ---------  ---------  ---------

INCOME FROM CONTINUING OPERATIONS. . . . . . . . . . . . . .    10,674     11,330      8,283      1,613

DISCONTINUED OPERATIONS
  Loss from engineering services operations, net of
    income tax benefit of $0, $0, $0 and $432. . . . . . . .         -          -          -       (720)
  Loss on divestiture of engineering services operations
    including losses during phase-out period, net of income
    tax benefit (expense) of $0, $0, ($1,276) and $2,429 . .         -          -         10     (4,980)
                                                              ---------  ---------  ---------  ---------

NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS . . . . . . . . . . . . . . . . . . . . . . .  $ 10,674   $ 11,330   $  8,293   $ (4,087)
                                                              =========  =========  =========  =========

EARNINGS PER SHARE  -  BASIC
  Net income from continuing operations. . . . . . . . . . .  $   0.57   $   0.62   $   0.45   $   0.09
  Net income (loss) available to common shareholders . . . .  $   0.57   $   0.62   $   0.45   $  (0.22)

EARNINGS PER SHARE  -  DILUTED
  Net income from continuing operations. . . . . . . . . . .  $   0.57   $   0.62   $   0.45   $   0.09
  Net income (loss) available to common shareholders . . . .  $   0.57   $   0.62   $   0.45   $  (0.22)

CASH DIVIDENDS PAID PER SHARE. . . . . . . . . . . . . . . .  $  0.125   $   0.21   $   0.50   $   0.84

AVERAGE COMMON SHARES OUTSTANDING - BASIC. . . . . . . . . .    18,779     18,315     18,587     18,169
AVERAGE COMMON SHARES OUTSTANDING - DILUTED. . . . . . . . .    18,779     18,327     18,587     18,180

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.


                                       SEMCO ENERGY, INC.
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                             ASSETS
                                          (Unaudited)
                                         (In thousands)




                                                                       March 31,   December 31,
                                                                          2003         2002
                                                                       ----------  -------------
CURRENT ASSETS
  Cash and temporary cash investments, at cost. . . . . . . . . . . .  $    7,201  $       1,813
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . .       1,216          1,212
  Receivables, less allowances of $2,119 and $1,909 . . . . . . . . .      57,858         49,841
  Accrued revenue . . . . . . . . . . . . . . . . . . . . . . . . . .      29,477         40,757
  Gas in underground storage, at average cost . . . . . . . . . . . .      11,080         35,232
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .      17,188         23,449
  Materials and supplies, at average cost . . . . . . . . . . . . . .       4,702          4,254
  Gas charges recoverable from customers. . . . . . . . . . . . . . .      12,097          2,200
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,945          1,537
                                                                       ----------  -------------
                                                                          142,764        160,295

PROPERTY, PLANT AND EQUIPMENT
  Gas distribution. . . . . . . . . . . . . . . . . . . . . . . . . .     640,520        635,992
  Diversified businesses and other. . . . . . . . . . . . . . . . . .      92,259         92,774
                                                                       ----------  -------------
                                                                          732,779        728,766
  Less - accumulated depreciation and impairments . . . . . . . . . .     215,919        207,635
                                                                       ----------  -------------
                                                                          516,860        521,131

DEFERRED CHARGES AND OTHER ASSETS
  Goodwill, less accumulated amortization and impairments of $17,764.     161,084        161,084
  Deferred retiree medical benefits . . . . . . . . . . . . . . . . .       8,767          8,992
  Unamortized debt expense. . . . . . . . . . . . . . . . . . . . . .       7,584          7,809
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,784         17,203
                                                                       ----------  -------------
                                                                          198,219        195,088
                                                                       ----------  -------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  857,843  $     876,514
                                                                       ==========  =============





The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.


                                    SEMCO ENERGY, INC.
                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                              LIABILITIES AND CAPITALIZATION
                                        (Unaudited)
                                      (In thousands)




                                                                March 31,    December 31,
                                                                  2003           2002
                                                               -----------  --------------
CURRENT LIABILITIES
  Notes payable . . . . . . . . . . . . . . . . . . . . . . .  $   84,650   $     121,835
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .      47,688          38,148
  Customer advance payments . . . . . . . . . . . . . . . . .       7,596          11,408
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .       9,304           7,598
  Accumulated deferred income taxes . . . . . . . . . . . . .       1,879           1,879
  Amounts payable to customers. . . . . . . . . . . . . . . .       2,221           1,073
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,484          19,194
                                                               -----------  --------------
                                                                  172,822         201,135

DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes . . . . . . . . . . . . .      33,115          33,043
  Customer advances for construction. . . . . . . . . . . . .      14,951          15,841
  Unamortized investment tax credit . . . . . . . . . . . . .       1,111           1,178
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,350           9,833
                                                               -----------  --------------
                                                                   60,527          59,895

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . .     365,760         366,026

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST
  PREFERRED SECURITIES OF SUBSIDIARIES HOLDING
  SOLELY DEBT SECURITIES OF SEMCO ENERGY, INC.. . . . . . . .     139,446         139,436

COMMON SHAREHOLDERS' EQUITY
  Common stock - $1 par value; 40,000,000 shares authorized;
    18,894,821 and 18,682,027 shares outstanding. . . . . . .      18,895          18,682
  Capital surplus . . . . . . . . . . . . . . . . . . . . . .     120,797         120,089
  Accumulated other comprehensive income (loss) . . . . . . .      (7,587)         (7,597)
  Retained earnings (deficit) . . . . . . . . . . . . . . . .     (12,817)        (21,152)
                                                               -----------  --------------
                                                                  119,288         110,022
                                                               -----------  --------------

TOTAL LIABILITIES AND CAPITALIZATION. . . . . . . . . . . . .  $  857,843   $     876,514
                                                               ===========  ==============



The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.


                                               SEMCO ENERGY, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                                   (Unaudited)
                                                 (in thousands)


                                                                       Three Months Ended    Twelve Months Ended
                                                                           March 31,             March 31,
                                                                      --------------------  --------------------
                                                                        2003       2002       2003       2002
                                                                      ---------  ---------  ---------  ---------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,674   $ 11,330   $  8,293   $ (4,087)
  Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . .     9,073      8,761     35,649     36,281
      Depreciation and amortization in discontinued operations . . .         -         99        126        454
      Accumulated deferred income taxes and investment tax credit. .         5        186      3,335      4,620
      Non-cash impairment charges and subsequent adjustment. . . . .         -          -     (1,732)     7,679
      Changes in assets and liabilities, net of effects of
        acquisitions, divestitures and other changes as shown below.    28,972      8,307       (685)   (32,032)
                                                                      ---------  ---------  ---------  ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . .    48,724     28,683     44,986     12,915
                                                                      ---------  ---------  ---------  ---------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
  Property additions - gas distribution. . . . . . . . . . . . . . .    (4,675)    (7,007)   (27,640)   (33,187)
  Property additions - diversified businesses and other. . . . . . .      (344)      (815)    (4,534)   (17,751)
  Proceeds from property sales, net of retirement costs. . . . . . .       292        559      4,241        748
                                                                      ---------  ---------  ---------  ---------
           NET CASH USED FOR INVESTING ACTIVITIES. . . . . . . . . .    (4,727)    (7,263)   (27,933)   (50,190)
                                                                      ---------  ---------  ---------  ---------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
  Issuance of common stock, net of expenses. . . . . . . . . . . . .       940      1,247      3,335      3,680
  Net change in notes payable. . . . . . . . . . . . . . . . . . . .   (37,185)   (19,831)    (3,476)   (15,288)
  Issuance of long-term debt, net of expenses. . . . . . . . . . . .         -          -     28,990     58,296
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . .       (25)         -    (30,150)       (10)
  Payment of dividends on common stock . . . . . . . . . . . . . . .    (2,339)    (3,835)    (9,280)   (15,236)
                                                                      ---------  ---------  ---------  ---------
           NET CASH PROVIDED BY (USED FOR)
           FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . .   (38,609)   (22,419)   (10,581)    31,442
                                                                      ---------  ---------  ---------  ---------

CASH AND TEMPORARY CASH INVESTMENTS
  Net increase (decrease). . . . . . . . . . . . . . . . . . . . . .     5,388       (999)     6,472     (5,833)
  Beginning of period. . . . . . . . . . . . . . . . . . . . . . . .     1,813      1,728        729      6,562
                                                                      ---------  ---------  ---------  ---------

  End of period. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  7,201   $    729   $  7,201   $    729
                                                                      =========  =========  =========  =========


  CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF
     ACQUISITIONS, DIVESTITURES AND OTHER CHANGES:
        Restricted cash. . . . . . . . . . . . . . . . . . . . . . .  $     (4)  $      -   $ (1,216)  $      -
        Receivables, net . . . . . . . . . . . . . . . . . . . . . .    (8,017)       758      5,603    (15,426)
        Accrued revenue. . . . . . . . . . . . . . . . . . . . . . .    11,280      5,265     (1,589)    (4,302)
        Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .     6,260      7,531     (2,444)      (355)
        Materials, supplies and gas in underground storage . . . . .    23,704      7,357     (5,150)    (3,193)
        Gas charges recoverable from customers . . . . . . . . . . .    (9,898)       216    (10,320)       694
        Accounts payable . . . . . . . . . . . . . . . . . . . . . .     9,540     (6,767)    24,045     (4,008)
        Customer advances and amounts payable to customers . . . . .    (3,554)    (4,848)      (925)     2,748
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (339)    (1,205)    (8,689)    (8,190)
                                                                      ---------  ---------  ---------  ---------
                                                                      $ 28,972   $  8,307   $   (685)  $(32,032)
                                                                      =========  =========  =========  =========

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

                               SEMCO ENERGY, INC.
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1     -     SIGNIFICANT  ACCOUNTING  POLICIES

     Under the rules and regulations of the Securities and Exchange Commission for Form 10-Q Quarterly Reports, certain footnotes and other financial statement information normally included in the year-end financial statements of SEMCO Energy, Inc. and its subsidiaries (the "Company") have been condensed or omitted in the accompanying unaudited financial statements. These financial statements prepared by the Company should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information in the accompanying financial statements reflects, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the information shown, subject to year-end and other adjustments, as later information may require.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     GOODWILL - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. The Company accounts for Goodwill under the provisions of Statement of Financial Accounting Standard ("SFAS") 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. In conjunction with the requirements of these Statements, the Company ceased Goodwill amortization effective January 1, 2002.
     The Company is also required to perform impairment tests annually on the remaining goodwill balance or at any time when events occur which could impact the value of the Company's business segments. If an impairment test of goodwill shows that the carrying amount of the goodwill is in excess of the fair value, a corresponding impairment loss would be recorded in the consolidated statements of income. The 2002 annual impairment tests were performed for the Company's business units and the results of those tests indicated that there was no impairment of Goodwill. The 2003 annual impairment test has also been performed for the Company's construction services business segment and indicates that there is no impairment of goodwill. As a result, there was no change in the carrying amount of goodwill at March 31, 2003 when compared to December 31, 2002. The 2003 annual impairment tests for the remaining business units will be conducted during the fourth quarter of 2003.
     The  following  table  presents what would have been reported as net income
(loss) available to common shareholders and the related per share amounts on a basic and diluted basis in all periods presented, exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill.

                               SEMCO ENERGY, INC.
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  1     -     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


                                                                Three Months Ended  Twelve Months Ended
                                                                     March 31,           March 31,
                                                                ------------------  -------------------
                                                                 2003       2002     2003        2002
                                                                -------    -------  ------     --------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
   Reported net income from continuing operations. . . . . . .  $10,674    $11,330  $8,293     $ 1,613
   Discontinued operations . . . . . . . . . . . . . . . . . .        -          -      10      (5,700)
                                                                -------    -------  ------     --------
   Reported net income (loss) available to common shareholders   10,674     11,330   8,303      (4,087)
   Add back: Goodwill amortization, net of income taxes. . . .        -          -       -       2,106
                                                                -------    -------  ------     --------
   Adjusted net income (loss) available to common shareholders  $10,674    $11,330  $8,303     $(1,981)
                                                                -------    -------  ------     --------

ADJUSTED EARNINGS PER SHARE - BASIC
   Reported net income from continuing operations. . . . . . .  $  0.57    $  0.62  $ 0.45     $  0.09
   Discontinued operations . . . . . . . . . . . . . . . . . .        -          -       -       (0.31)
                                                                -------    -------  ------     --------
   Reported net income (loss) available to common shareholders     0.57       0.62    0.45       (0.22)
   Add back: Goodwill amortization, net of income taxes. . . .        -          -       -        0.12
                                                                -------    -------  ------     --------
   Adjusted net income (loss) available to common shareholders  $  0.57    $  0.62  $ 0.45     $ (0.10)
                                                                -------    -------  ------     --------

ADJUSTED EARNINGS PER SHARE - DILUTED
   Reported net income from continuing operations. . . . . . .  $  0.57    $  0.62  $ 0.45     $  0.09
   Discontinued operations . . . . . . . . . . . . . . . . . .        -          -       -       (0.31)
                                                                -------    -------  ------     --------
   Reported net income (loss) available to common shareholders     0.57       0.62    0.45       (0.22)
   Add back: Goodwill amortization, net of income taxes. . . .        -          -       -        0.12
   Adjusted net income (loss) available to common shareholders  $  0.57    $  0.62  $ 0.45     $ (0.10)
                                                                -------    -------  ------     --------

     COMPREHENSIVE INCOME - The Company's comprehensive income (loss) for the three months and twelve months ended March 31, 2003 and March 31, 2002 is summarized in the following table.


                                                           Three months ended  Twelve months ended
                                                               March 31,            March 31,
                                                           ------------------  -------------------
                                                            2003       2002      2003       2002
                                                           -------    -------  --------   --------
                                                                        (in thousands)
Net income (loss) available to common
  shareholders. . . . . . . . . . . . . . . . . . . . . .  $10,674    $11,330  $ 8,293    $(4,087)

Minimum pension liability adjustment, net of
  income tax benefits of $2,922 and $781. . . . . . . . .        -          -   (5,427)    (1,452)

Unrealized derivative gain (loss) on interest rate hedge
  from an investment in an affiliate. . . . . . . . . . .       10        139     (103)      (605)
                                                           -------    -------  --------   --------

Total other comprehensive income (loss) . . . . . . . . .  $10,684    $11,469  $ 2,763    $(6,144)
                                                           =======    =======  ========   ========

     STOCK BASED COMPENSATION - The Company accounts for all stock options under the provisions and related interpretations of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." In accordance with SFAS 123, "Accounting for Stock-Based Compensation," the Company has chosen to continue accounting for these transactions under APB 25 for purposes of determining net income and to present the pro forma disclosures required by SFAS 123 as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." If compensation expense had been determined in a manner consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

                               SEMCO ENERGY, INC.
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  1     -     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


                                          Three Months Ended  Twelve Months Ended
                                              March 31,           March 31,
                                          ------------------  -------------------
YEARS ENDED DECEMBER 31,                   2003       2002     2003        2002
----------------------------------------  -------    -------  ------     --------
(000's)
NET INCOME (LOSS), AS REPORTED . . . . .  $10,674    $11,330  $8,293     $(4,087)
  Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects . .      103         91     419         358
                                          -------    -------  ------     --------
PRO FORMA NET INCOME (LOSS). . . . . . .  $10,571    $11,239  $7,874     $(4,445)
                                          -------    -------  ------     --------

EARNINGS PER SHARE - BASIC
       As reported . . . . . . . . . . .  $  0.57    $  0.62  $ 0.45     $ (0.22)
       Pro forma . . . . . . . . . . . .  $  0.56    $  0.61  $ 0.43     $ (0.24)
EARNINGS PER SHARE - DILUTED
       As reported . . . . . . . . . . .  $  0.57    $  0.62  $ 0.45     $ (0.22)
       Pro forma . . . . . . . . . . . .  $  0.56    $  0.61  $ 0.43     $ (0.24)

     NEW ACCOUNTING STANDARDS - On January 1, 2003 the Company adopted FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.
     When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.
     The Company adopted SFAS 143 on January 1, 2003 and has determined that it does not have any asset retirement obligations (ARO) that are to be recorded in accordance with SFAS 143. However, the Company does have non-ARO negative salvage value that is recorded in the accumulated depreciation of its gas distribution business. The non-ARO negative salvage value is recognized as a component of depreciation expense when the Company receives amounts in its gas distribution customer rates for estimated future removal costs related to its regulated gas distribution infrastructure. The Company reflects these amounts in its accumulated depreciation accounts in accordance with industry practice. As of March 31, 2003, the non-ARO negative salvage included in accumulated depreciation was approximately $49.4 million.
     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 eliminates SFAS 4, Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4") and thus allows for only those gains or losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS 145 also amends SFAS 13, Accounting for Leases" ("SFAS 13") to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002.

                               SEMCO ENERGY, INC.
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  1     -     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that the liability for costs associated with exit or disposal activities be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.
     The adoption of SFAS 145 and SFAS 146 did not have a material impact on the Company's financial statements. However, the provisions of SFAS 145 discussed above will impact any debt extinguishments the Company may have in the future.
     In November 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company continues to account for all stock options under the provisions and related interpretations of APB 25 with reporting disclaimers provided by SFAS 148. The adoption of the disclosure provisions of SFAS 148 did not to have a material impact on the Company's consolidated financial statements.
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees and standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 related to recognizing a liability at inception of the guarantee do not apply to product warranties or guarantees accounted for as derivatives. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions were effective for financial statements for periods ending after December 15, 2002. The adoption of the recognition and measurement provisions of FIN 45 on January 1, 2003 did not have a material impact on the Company's financial statements.
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities an Interpretation of ARB No. 51" ("FIN 46"). The adoption of FIN 46 did not have an impact on the Company's financial statements because the Company does not have any variable interest entities.
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. This Statement also amends the definition of an underlying to conform it to language used in FIN 45 and certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively except that: a) the provisions of this Statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 30, 2003, should continue to be applied in accordance with their respective effective dates and b) provisions related to forward purchases or sales of when-issued securities or securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not believe that the adoption of SFAS 149 will have a material impact on its financial condition and results of operation.

                               SEMCO ENERGY, INC.
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  2     -     SHORT-TERM  BORROWINGS  AND  CAPITALIZATION

     SHORT-TERM BORROWINGS - The Company has a $145 million credit agreement with a group of banks, all of which is committed, consisting of an $80 million three-year revolver and a $65 million 364-day facility, with a one-year term loan option. On March 31, 2003, $60.7 million of these credit facilities was unused. The Company is currently in the process of negotiating an increase in and an amendment to its credit facilities to permit an offering of additional debt securities as well as to provide an extension on its existing $65 million 364-day bank facility currently scheduled to mature on June 24, 2003.

     COMMON STOCK EQUITY - On April 15, 2003, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share on the Company's common stock. The dividend is payable on May 15, 2003 to shareholders of record at the close of business on May 1, 2003.


NOTE  3     -     RISK  MANAGEMENT  ACTIVITIES  AND  DERIVATIVE  TRANSACTIONS

     In February 2003, the Company paid a quarterly cash dividend of $0.125 per share on its common stock. The total cash dividend was approximately $2.3 million of which $.4 million was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan ("DRIP"). During the first quarter of 2003, the Company issued approximately 172,000 shares of Company common stock to meet the dividend reinvestment and stock purchase requirements of its DRIP participants. Also during the first quarter of 2003, the Company issued approximately 41,000 shares of its common stock to certain of the Company's employee benefit plans.
     The Company's business activities expose it to a variety of risks, including commodity price risk and interest rate risk. The Company's management identifies risks associated with the Company's business and determines which risks it wants to manage and which types of instruments it should use to manage those risks.
     The Company records all derivative instruments it enters into under the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 137 and SFAS 138, which were amendments to SFAS 133 (hereinafter collectively referred to as "SFAS 133"). SFAS 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial position, as either an asset or liability, measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value are recorded in other comprehensive income for the portion of the change in value of the derivative that is effective.
     An affiliate, in which the Company has a 50% ownership interest, uses a floating to fixed interest rate swap agreement to hedge the variable interest rate payments on a portion of its long-term debt. This swap is designated as a cash flow hedge and the difference between the amounts paid and received under the swap is recorded as an adjustment to interest expense over the term of the agreement. The Company's share of changes in the fair value of the swap are recorded in accumulated other comprehensive income until the swap is terminated. As a result of this interest rate swap agreement, the Company's Consolidated Statements of Financial Position, at March 31, 2003 and December 31, 2002, reflected a $.7 million reduction in the Company's equity investment in the affiliate and in accumulated other comprehensive income.

                               SEMCO ENERGY, INC.
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  4     -     EARNINGS  PER  SHARE

     The computations of basic and diluted earnings per share for the three and twelve months ended March 31, 2003 and 2002 are as follows (in thousands except per share amounts):


                                                             Three Months Ended  Twelve Months Ended
                                                                 March 31,            March 31,
                                                             ------------------  -------------------
                                                              2003       2002     2003        2002
                                                             -------    -------  -------    --------
EARNINGS PER SHARE COMPUTATION
        Income from continuing operations . . . . . . . . .  $10,674    $11,330  $ 8,283    $ 1,613
        Discontinued operations (a) . . . . . . . . . . . .        -          -       10     (5,700)
                                                             -------    -------  -------    --------
        Net income (loss) available to common shareholders.  $10,674    $11,330  $ 8,293    $(4,087)
                                                             -------    -------  -------    --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING. . . . . . . . .   18,779     18,315   18,587     18,169
                                                             -------    -------  -------    --------

EARNINGS PER SHARE - BASIC
        Income from continuing operations . . . . . . . . .  $  0.57    $  0.62  $  0.45    $  0.09
        Discontinued operations (a) . . . . . . . . . . . .        -          -        -      (0.31)
                                                             -------    -------  -------    --------
        Net income (loss) available to common shareholders.  $  0.57    $  0.62  $  0.45    $ (0.22)
                                                             -------    -------  -------    --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING. . . . . . . . .   18,779     18,315   18,587     18,169
        Incremental shares from assumed conversions of:
          FELINE PRIDES - stock purchase contracts (b). . .        -          -        -          -
          Stock options . . . . . . . . . . . . . . . . . .        -         12        -         11
                                                             -------    -------  -------    --------
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (B). . .   18,779     18,327   18,587     18,180
                                                             -------    -------  -------    --------

EARNINGS PER SHARE - DILUTED
        Income from continuing operations . . . . . . . . .  $  0.57    $  0.62  $  0.45    $  0.09
        Discontinued operations (a) . . . . . . . . . . . .        -          -        -      (0.31)
                                                             -------    -------  -------    --------
        Net income (loss) available to common shareholders.  $  0.57    $  0.62  $  0.45    $ (0.22)
                                                             -------    -------  -------    --------

(a)  Effective December 2001, the Company began accounting for the engineering services business as  a  discontinued  operation.  Accordingly,  its  operating  results  are  segregated and reported  as  discontinued  operations  in  the  Consolidated  Statement  of  Operations.

(b)  The  FELINE  PRIDES  were not included in the computation of diluted earnings per share for the  three  months  and twelve months period ending March 31, 2002 because their effect was antidilutive.


NOTE  5     -     BUSINESS  SEGMENTS

     The Company operates four reportable business segments: (1) gas distribution; (2) construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "Diversified Businesses." For information regarding the determination of reportable business segments, refer to Note 11 of the Notes to the Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-K.

                               SEMCO ENERGY, INC.
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  5     -     BUSINESS  SEGMENTS  (CONTINUED)

     The Company's gas distribution segment distributes and transports natural gas to approximately 273,000 customers in the state of Michigan and approximately 112,000 customers in the state of Alaska. The construction services segment ("Construction Services") currently conducts most of its business in the mid-western, southern and southeastern areas of the United States. Its primary service is the installation and upgrade of compressor stations and underground natural gas mains and service lines. The information technology service segment ("IT Services") is headquartered in Michigan and provides IT infrastructure outsourcing services, and other IT services with a focus on mid-range computers, particularly the IBM I-Series (AS-400) platform. The propane, pipelines and storage segment sells more than four million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin and operates natural gas transmission and storage facilities in Michigan.
     The accounting policies of the operating segments are the same as those described in Notes 1 and 11 of the Notes to the Consolidated Financial
Statements in the Company's 2002 Annual Report on Form 10-K, except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the Consolidated Financial Statements. Corporate and Other includes corporate related expenses not allocated to segments, intercompany eliminations and results of other smaller operations.


                                     Three Months Ended   Twelve Months Ended
                                         March 31,             March 31,
                                    --------------------  --------------------
                                      2003       2002       2003       2002
                                    ---------  ---------  ---------  ---------
                                                  (in thousands)
OPERATING REVENUES
  Gas distribution . . . . . . . .  $190,812   $131,452   $424,071   $324,848
  Construction services. . . . . .    15,112     25,581    108,785    133,938
  Information technology services.     2,154      2,261      9,511     10,326
  Propane, pipelines and storage .     2,827      2,238      7,647      6,932
  Corporate and other (a). . . . .    (3,801)    (5,621)   (17,856)   (24,288)
    Total operating revenues . . .  $207,104   $155,911   $532,158   $451,756
                                    =========  =========  =========  =========

OPERATING INCOME (LOSS)
  Gas distribution . . . . . . . .  $ 30,533   $ 30,192   $ 59,417   $ 52,570
  Construction services. . . . . .    (3,640)    (1,310)    (4,329)      (611)
  Information technology services.       220        176        646        455
  Propane, pipelines and storage .       898        609      2,235      1,744
  Corporate and other. . . . . . .      (532)    (1,048)    (2,400)    (6,815)
    Total operating income . . . .  $ 27,479   $ 28,619   $ 55,569   $ 47,343
                                    =========  =========  =========  =========

(a) Includes the elimination of intercompany construction services revenue of $2,211,000 and $10,400,000 for the three and twelve months ended March 31, 2003, respectively, and $3,707,000 and $15,048,000 for the three and twelve months ended March 31, 2002, respectively. Also includes the elimination of intercompany information technology services revenue of $1,549,000 and $7,299,000 for the three and twelve months ended March 31, 2003, respectively, and $1,870,000 and $9,110,000 for the three and twelve months ended March 31, 2002, respectively.

                               SEMCO ENERGY, INC.
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  6     -     COMMITMENTS  AND  CONTINGENCIES

     ENVIRONMENTAL MATTERS - Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. The Company owns seven Michigan sites, which formerly housed such manufacturing facilities and expects that it will ultimately incur investigation and remedial action costs at some of these sites and one other site. The Company has closed a related site with the approval of the appropriate environmental regulatory authority in the State of Michigan and has developed plans and conducted preliminary field investigations at two other sites. The Company is in the process of estimating its liabilities and potential costs in connection with these sites, but the scope of the Company's liabilities has not been finally determined. In accordance with an MPSC accounting order, any environmental investigation and remedial action costs will be deferred and amortized over ten years. Rate recognition of the related amortization expense will not begin until after a prudence review in a general rate case.

     OTHER - In the normal course of business, the Company may be a party to certain lawsuits and administrative proceedings before various courts and government agencies. These lawsuits and proceedings may involve personal injury, property damage, contractual issues and other matters. Management cannot predict the ultimate outcome of any pending or threatened litigation or of actual or possible claims; however, management believes resulting liabilities, if any, will not have a material adverse impact upon the Company's financial position or results of operations. Notwithstanding the above statement, in late March 2003 the Company was served a complaint in a putative class-action lawsuit alleging that the approximately 30 defendants, including SEMCO Energy and SEMCO Energy Ventures, Inc., engaged in practices that violated the Sherman Anti-Trust Act and tortuously interfered with the business of the plaintiffs. The Company is considering potential legal and factual defenses to these claims and intends to vigorously defend itself in this action. Although the Company cannot make assurances, management believes that this suit will not have a material adverse effect on its business or results of operations. Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-K for further details regarding other commitments and contingencies.


NOTE  7  -  SUBSEQUENT  EVENTS

     REGULATORY MATTERS - On May 2, 2003, the Michigan Public Service Commission ("MPSC") approved a settlement agreement, authorizing the Company to implement revised rates for the sale and transportation of natural gas and to revise its depreciation rates and practices. The settlement establishes a revenue requirement of $71.9 million based on a 2003 projected test year and an increase in the return on its common equity from 10.75% to 11.40%. The settlement also provides for a) the elimination of the reverse taper incentive mechanism so that the Company is no longer required to refund revenues to customers above the return on common equity, b) no potential refund to customers for property tax expense based on lower state property tax tables and c) an increase in the monthly service charge from $7.00 to $9.50 per month for residential customers. The new authorized rates, which became effective May 3, 2003, are expected to increase annual revenue by $3.4 million and decrease annual depreciation expense by $1.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS  OF  OPERATIONS

     SEMCO Energy, Inc. and its subsidiaries (the "Company") had net income of $10.7 million (or $0.57 per share) for the quarter ended March 31, 2003 compared to net income of $11.3 million (or $0.62 per share) for the quarter ended March 31, 2002. All references to earnings per share in this Management's Discussion and Analysis are on a diluted basis. For information related to the calculation of diluted earnings per share, refer to Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements.
     The Company had net income of $8.3 million (or $0.45 per share) for the twelve months ended March 31, 2003 compared to a net loss of $4.1 million (or $0.22 per share) for the twelve months ended March 31, 2002. The results for the twelve months ended March 31, 2002 also include several unusual items, which reduced net income by $10.8 million. The unusual items include losses from discontinued operations, restructuring charges, asset impairments and other unusual items. Refer to Management's Discussion and Analysis and Note 14 of the Notes to the Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-K for further information regarding these unusual items.
     The Company operates four reportable business segments: (1) gas distribution; (2) construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "Diversified Businesses." Refer to Note 5 of the Condensed Notes to the Unaudited Consolidated Financial Statements for further information regarding business segments and a summary of operating revenues and operating income by business segment.
     The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual income is earned during the first and fourth quarters of the year. In addition, the Company's construction services business segment is also seasonal in nature and earns most of its income during the summer and fall months and incurs losses during the winter and spring months. Therefore, the Company's results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results for a full year.
     The business segment analyses and other discussions on the next several pages provide additional information regarding variations in operating results when comparing the three and twelve-month periods ended March 31, 2003 to the same periods of the prior year. The Company evaluates the performance of its business segments based on the operating income generated. Operating income does not include income taxes, interest expense, discontinued operations or other non-operating income and expense items. A review of the non-operating items follows the business segment discussions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


RESULTS  OF  OPERATIONS  (CONTINUED)


                                                      Three Months Ended    Twelve Months Ended
                                                          March 31,             March 31,
                                                     --------------------  --------------------
                                                       2003       2002       2003       2002
                                                     ---------  ---------  ---------  ---------
                                                      (in thousands, except per share amounts)
Operating revenues. . . . . . . . . . . . . . . . .  $207,104   $155,911   $532,158   $451,756
  Restructuring & impairment charges. . . . . . . .         -          -          -      6,103
  Other operating expenses. . . . . . . . . . . . .   179,625    127,292    476,589    398,310
                                                     ---------  ---------  ---------  ---------
Operating income. . . . . . . . . . . . . . . . . .  $ 27,479   $ 28,619   $ 55,569   $ 47,343
  Other income & (deductions) . . . . . . . . . . .    (7,259)    (7,349)   (28,940)   (29,663)
  Income tax (provision) credit . . . . . . . . . .    (7,396)    (7,790)    (9,745)    (7,464)
                                                     ---------  ---------  ---------  ---------
Income before dividends on trust preferred
  securities & discontinued operations. . . . . . .  $ 12,824   $ 13,480   $ 16,884   $ 10,216
  Dividends on trust preferred
    securities, net of income tax . . . . . . . . .    (2,150)    (2,150)    (8,601)    (8,603)
                                                     ---------  ---------  ---------  ---------
Income from continuing operations . . . . . . . . .  $ 10,674   $ 11,330   $  8,283   $  1,613
Income (loss) from discontined
  operations, net of income taxes . . . . . . . . .         -          -         10     (5,700)
Net income (loss) available to common shareholders.  $ 10,674   $ 11,330   $  8,293   $ (4,087)

Earnings per share - basic
  Income from continuing operations . . . . . . . .  $   0.57   $   0.62   $   0.45   $   0.09
  Net income (loss) available to
    common shareholders . . . . . . . . . . . . . .  $   0.57   $   0.62   $   0.45   $  (0.22)

Earnings per share - diluted
  Income from continuing operations . . . . . . . .  $   0.57   $   0.62   $   0.45   $   0.09
  Net income (loss) available to
    common shareholders . . . . . . . . . . . . . .  $   0.57   $   0.62   $   0.45   $  (0.22)

Cash dividends paid per share . . . . . . . . . . .  $   0.13   $   0.21   $   0.50   $   0.84

Average common shares outstanding
  Basic . . . . . . . . . . . . . . . . . . . . . .    18,779     18,315     18,587     18,169
  Diluted . . . . . . . . . . . . . . . . . . . . .    18,779     18,327     18,587     18,180


THE  IMPACT  OF  WEATHER

     The Company's largest business segment is natural gas distribution and, as a result, temperature fluctuations have a significant impact on operating results. The Company believes that information about the estimated impact on operating results of warmer or colder than normal temperatures is useful for fully understanding the Company's gas distribution business. For further information about the estimated impact of warmer or colder than normal weather and how such information is calculated, refer to the Management's Discussion and Analysis - Results of Operations section in the Company's 2002 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


THE  IMPACT  OF  WEATHER  (CONTINUED)

     Temperatures in Michigan for the three months ended March 31, 2003 were colder than normal by 10.9%. By comparison, temperatures in Michigan for the three months ended March 31, 2002 were warmer than normal by 8.0%. The Company has estimated that the colder than normal weather in Michigan increased the gas sales margin of its gas distribution business by approximately $2.4 million for the three months ended March 31, 2003, while the warmer than normal weather for the three months ended March 31, 2002 reduced gas sales margin by approximately $2.7 million. Adjusted for income taxes, the estimated increase would have been approximately $1.6 million for the three months ended March 31, 2003, compared to an estimated decrease of $1.8 million for the three months ended March 31, 2002.
     Temperatures in Alaska for the three months ended March 31, 2003 were warmer than normal by 13.8%. By comparison, temperatures in Alaska were 4.7% warmer than normal during the first quarter of 2002. The Company has estimated that warmer than normal weather in Alaska reduced the gas sales margin of its gas distribution business by approximately $2.4 million for the three months ended March 31, 2003, compared to $1.0 million for the three months ended March 31, 2002. Adjusted for income taxes, the estimated impact would have been approximately $1.4 million for the three months ended March 31, 2003, compared to $.6 million for the three months ended March 31, 2002.


GAS  DISTRIBUTION

     The Company's gas distribution business segment consists of operations in Michigan and Alaska. The Michigan operation is sometimes referred to as "SEMCO Gas" and the Alaska operation is sometimes referred to as "ENSTAR." These operations are referred to together as the "Gas Distribution Business."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     Operating income for the Gas Distribution Business was $30.5 million for the quarter ended March 31, 2003, compared to operating income of $30.2 million for the quarter ended March 31, 2002.


                                        Three Months Ended   Twelve Months Ended
                                            March 31,             March 31,
                                       --------------------  --------------------
                                         2003       2002       2003       2002
                                       ---------  ---------  ---------  ---------
                                                 (dollars in thousands)
Gas sales revenues. . . . . . . . . .  $181,516   $ 122,223  $394,948   $295,596
Cost of gas sold. . . . . . . . . . .   137,159      78,783   278,798    183,173
                                       ---------  ---------  ---------  ---------

  Gas sales margin. . . . . . . . . .  $ 44,357   $  43,440  $116,150   $112,423
Gas transportation revenue. . . . . .     8,184       8,315    25,576     26,145
Other operating revenue . . . . . . .     1,112         914     3,547      3,107
                                       ---------  ---------  ---------  ---------

  Gross margin. . . . . . . . . . . .  $ 53,653   $  52,669  $145,273   $141,675
Restructuring charges . . . . . . . .         -           -         -      1,051
Other operating expenses. . . . . . .    23,120      22,477    85,856     88,054
                                       ---------  ---------  ---------  ---------

Operating income. . . . . . . . . . .  $ 30,533   $  30,192  $ 59,417   $ 52,570
                                       =========  =========  =========  =========


Volumes of gas sold (MMcf). . . . . .    29,760      26,562    68,255     62,734
Volumes of gas transported (MMcf) . .    12,916      12,051    45,786     42,471
Number of customers at end of period.   385,508     377,550   385,508    377,550
Degree Days
  Alaska. . . . . . . . . . . . . . .     3,431       3,809     9,014     10,413
  Michigan. . . . . . . . . . . . . .     3,606       3,004     7,270      5,883
Percent colder (warmer) than normal
  Alaska. . . . . . . . . . . . . . .    (13.8)%     (4.7)%    (11.3)%        .7%
  Michigan. . . . . . . . . . . . . .      10.9%     (8.0)%       8.3%    (13.3)%

The  amounts  in  the  above  table  include  intercompany  transactions.

     GAS SALES MARGIN - During the three months ended March 31, 2003, gas sales margin increased by $.9 million when compared to the same period in 2002. The increase was due primarily to the addition of new customers, the impact of colder temperatures, and customers switching from the Company's aggregated transportation service ("ATS") program back to gas sales service, offset partially by the impact of a reduction in customer rates at ENSTAR effective in September 2002, an increase in the amount of unaccounted-for gas and a decrease in gas cost savings.
     During the twelve months ended March 31, 2003, gas sales margin increased by $3.7 million when compared to the same period in 2002. The increase was due primarily to the same items that contributed to the variances in quarterly results, as discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     Under the terms of certain of the Company's third-party natural gas supply and management agreements for its Michigan operations, certain gas cost savings are passed through to the Company. One such contract expired on March 31, 2002 and was not renewed. As a result, a large portion of the gas cost savings realized during the first quarter of 2002 was non-recurring.
     The reduction in customer rates at ENSTAR was required by an Order issued by the Regulatory Commission of Alaska ("RCA"). The RCA Order was based on an RCA rate review. The rate reduction took effect in September 2002 and generally reduces gas sales margins at ENSTAR by approximately 3.6%.
     The ATS program for residential customers was effective from April 1, 1999 through March 31, 2002. A program similar to the ATS program, referred to as the Gas Customer Choice program, was opened to customers on October 1, 2002. These programs provide Michigan residential customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees. Distribution and customer fees associated with customers who switched to third-party gas suppliers were recorded in gas transportation revenue rather than gas sales revenue because the Company acted as a transporter for those customers. During 2001 and 2002, certain ATS customers switched back to the Company's gas sales service because the third-party suppliers they were utilizing stopped participating in the ATS program primarily due to significant fluctuations in the market price of natural gas. When the ATS program for residential customers ended on March 31, 2002, all remaining ATS customers became gas sales customers because they were turned back to the Company by their third-party gas suppliers. Currently, there are no third-party gas suppliers providing service under this program in the Company's customer service territories.

     GAS TRANSPORTATION REVENUE - For the three-month period ended March 31, 2003, gas transportation revenue decreased by $.1 million when compared to the three months ended March 31, 2002. Gas transportation revenue decreased by $.6 million for the twelve months ended March 31, 2003, when compared to the same period ended March 31, 2002. The primary cause of the decreases was the impact of ATS customers switching from the ATS program back to gas sales service in Michigan during each of the periods. As discussed above, under the ATS program, the Company charged ATS customers the same distribution fees and customer fees that were charged to gas sales service customers. Also contributing to these decreases, was a reduction in transportation volumes for power companies in Alaska during 2002. These items were partially offset by the impact of an increase in industrial and commercial transportation volumes when compared to the same periods ended March 31, 2002.

     OTHER OPERATING REVENUE - Other operating revenue for the three-month period ended March 31, 2003, was $1.1 million compared to $.9 million for the same period ended March 31, 2002. Other operating revenue for the twelve months ended March 31, 2003 was $3.5 million, compared to $3.1 million for the twelve months ended March 31, 2002. The $.2 million increase for the quarter ended March 31, 2003 was due primarily to an increase in miscellaneous services fees, offset partially by a reduction in ATS balancing fees as a result of ATS customers switching back to gas sales service. The $.4 million increase for the twelve months ended March 31, 2003 was due to the same items discussed above plus an increase in fees on new transmission pipelines in service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     OPERATING EXPENSES - Operating expenses of the Gas Distribution Business remained largely flat for the three-month period ended March 31, 2003. Operating expenses for the twelve months ended March 31, 2003 decreased by $3.2 million when compared to the twelve months ended March 31, 2002. Contributing to this decrease is approximately $1.1 million of restructuring charges included in the results for the twelve months ended March 31, 2002. The remainder of the decrease was primarily the result of a decrease in amortization expense of $2.7 million and a decrease in operation and maintenance expenses of $1.1 million offset partially by an increase in depreciation expense of $1.6 million and an increase in general business tax expenses of $.1 million. The decrease in goodwill amortization was due to its elimination effective January 1, 2002 as a result of the adoption of SFAS 142. For further information on SFAS 142 and its impact on goodwill, see Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements. The decrease in operating expenses is due primarily to general cost cutting measures and the impact of a reduction in workforce and other cost reductions related to the Company's redirected business strategy, offset partially by higher employee benefit costs, including pension expense, health care costs and retiree medical costs, and increased maintenance costs. The increase in depreciation expense is due primarily to additional property, plant and equipment placed in service.

     REGULATORY MATTERS - On May 2, 2003, the Michigan Public Service Commission ("MPSC") approved a settlement agreement, authorizing the Company to implement revised rates for the sale and transportation of natural gas and to revise its depreciation rates and practices. The settlement establishes a revenue requirement of $71.9 million based on a 2003 projected test year and an increase in the return on its common equity from 10.75% to 11.40%. The settlement also provides for a) the elimination of the reverse taper incentive mechanism so that the Company is no longer required to refund revenues to customers above the return on common equity, b) no potential refund to customers for property tax expense based on lower state property tax tables and c) an increase in the monthly service charge from $7.00 to $9.50 per month for residential customers. The new authorized rates, which became effective May 3, 2003, are expected to increase annual revenue by $3.4 million and decrease annual depreciation expense by $1.4 million.


CONSTRUCTION  SERVICES

     The Company's Construction Services business ("Construction Services") is seasonal. As a result, it generally incurs operating losses during the winter and spring months when underground construction and related services are inhibited by weather, and generates the majority of its operating income during the summer and fall months.


                                     Three Months Ended  Twelve Months Ended
                                          March 31,           March 31,
                                     ------------------  --------------------
                                       2003      2002      2003       2002
                                     --------  --------  ---------  ---------
                                                  (in thousands)
Operating revenues. . . . . . . . .  $15,112   $25,581   $108,785   $133,938
Restructuring & impairment charges.        -         -          -      3,098
Other operating expenses. . . . . .   18,752    26,891    113,114    131,451
                                     --------  --------  ---------  ---------
Operating income (loss) . . . . . .  $(3,640)  $(1,310)  $ (4,329)  $   (611)
                                     ========  ========  =========  =========

Feet of pipe installed. . . . . . .      451     1,055      4,594      7,445
                                     ========  ========  =========  =========

The  amounts  in  the  above  table  include  intercompany  transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


CONSTRUCTION  SERVICES  (CONTINUED)

     OPERATING REVENUES - The operating revenues of Construction Services for the first quarter of 2003 and 2002 were $15.1 million and $25.6 million, respectively. The decrease of $10.5 million was due to the reduction of projects in the southern division of Construction Services, the ceasing of construction operations in certain unprofitable regions of the mid-western division and lower work levels in the mid-western division due to cold weather. During the first quarter of last year, the southern division of Construction Services experienced an acceleration of work on projects that had been scheduled for the second and third quarter, which caused a significant increase in revenues during the first quarter of 2002. Colder than normal temperatures in the mid-western regions of the United States kept frost levels deep during the entire first quarter of 2003, which inhibited construction activity.
     The operating revenues of Construction Services for the twelve-month period ended March 31, 2003 and 2002 were $108.8 million and $133.9 million, respectively. The decrease of $25.1 was due in part to customers in the mid-western and southern regions of the country delaying projects in the latter part of 2002 in light of the generally depressed economy and their own financial considerations. Also contributing to the decrease were the reasons previously discussed for the decrease in the first quarter of 2003.

     OPERATING INCOME - Construction Services had a seasonal operating loss of $3.6 million for the first quarter of 2003 compared to a loss of $1.3 million for the first quarter of 2002. The decrease of $2.3 million was due primarily to the impact of the reduction in project levels in the southern division and cold weather and high frost conditions in the mid-western division, as previously discussed.
     Construction Services had an operating loss of $4.3 million for the twelve months ended March 31, 2003, compared to an operating loss of $.6 million for the twelve months ended March 31, 2002. The decrease of $3.7 million is due primarily to reduced construction activity during 2002 in the mid-western region of the country and during the last half of 2002 in the southern region of the country. Also contributing to the decrease in operating income was lower construction activity in the first quarter of 2003 in comparison to the same period for 2002, as previously discussed. In addition, the Company experienced lower than expected margins on some of the work performed and higher than anticipated costs on some projects during the twelve months ended March 31, 2003. The Company believes that the softening economy caused many customers to delay or cancel certain construction projects during 2002, which changed the mix of work available to Construction Services. The mix of work during the twelve months ended March 31, 2003 included more lower margin work at certain business units because of the competition for the limited supply of available work. The reduced construction activity also eroded margins because of the time lag required to reduce the staffing levels and other fixed costs, which were required for the previously higher level of revenues. In addition, the operating performance in certain regions of Construction Services had been below the Company's profitability expectations. The Company ceased operations in several of these under performing regions in late 2002 and early 2003. These factors were partially offset by the non-recurrence during the twelve months ended March 31, 2002 of $3.3 million of restructuring charges, impairments and other unusual charges incurred in the fourth quarter of 2001.

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


                           Three Months Ended  Twelve Months Ended
                                March 31,           March 31,
                           ------------------  -------------------
                            2003        2002    2003        2002
                           ------      ------  ------      -------
                                       (in thousands)
Operating revenues. . . .  $2,154      $2,261  $9,511      $10,326
Restructuring charges . .       -           -       -           20
Other operating expenses.   1,934       2,085   8,865        9,851
                           ------      ------  ------      -------
Operating income. . . . .  $  220      $  176  $  646      $   455
                           ======      ======  ======      =======

The  amounts  in  the  above  table  include  intercompany  transactions.

     OPERATING REVENUES - Operating revenues for IT Services for the three months ended March 31, 2003 were $2.2 million compared to $2.3 million for the three months ended March 31, 2002. Of these amounts, $1.5 million and $1.9 million for these same periods, respectively, represent sales to affiliates. Operating revenues for the twelve months ended March 31, 2003 were $9.5 million, compared to $10.3 million for the twelve months ended March 31, 2002. Of these amounts, $7.3 million and $9.1 million for these same periods, respectively, represent sales to affiliates. The decreases in operating revenues of $.1 million and $.8 million for the three-and twelve-month periods ended March 31, 2003, when compared to the same periods ended March 31, 2002, are due primarily to fewer special projects with affiliate customers offset partially by an increase in business with non-affiliate customers.

     OPERATING INCOME - Operating income for the three months ended March 31, 2003, when compared to the same period ending March 31, 2002, increased by less than $.1 million. Operating income for the twelve months ended March 31, 2003 increased by approximately $.2 million, compared to the same period ended March 31, 2002. These increases were due primarily to an increase in business with non-affiliate customers as well as reductions in overhead and marketing costs.


PROPANE,  PIPELINES  AND  STORAGE


                     Three Months Ended  Twelve Months Ended
                          March 31,           March 31,
                     ------------------  -------------------
                      2003        2002    2003         2002
                     ------      ------  ------       ------
                                 (in thousands)
Operating revenues.  $2,827      $2,238  $7,647       $6,932
Operating expenses.   1,929       1,629   5,412        5,188
                     ------      ------  ------       ------
Operating income. .  $  898      $  609  $2,235       $1,744
                     ======      ======  ======       ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


PROPANE,  PIPELINES  AND  STORAGE  (CONTINUED)

     OPERATING REVENUES - The operating revenues of the Company's propane, pipelines and storage business for the three and twelve-month periods ended March 31, 2003 were $2.8 million and $7.6 million, respectively, compared to $2.2 million and $6.9 million, respectively, for the same periods ended March 31, 2002. The increases for the three and twelve-month periods were due primarily to higher propane distribution revenues resulting from colder weather in the Company's propane distribution service area which increased propane sales and an increase in the market price for propane.

     OPERATING INCOME - Operating income from the propane, pipelines and storage business for the first quarter of 2003 increased by $.3 million when compared to the same period in 2002. Operating income for the twelve month period ended March 31, 2003, when compared to the same period in 2002, increased by approximately $.5 million. These increases were due primarily to colder weather during the first quarter of 2003 and the second and fourth quarters of 2002, which increased propane sales and margins.


OTHER  INCOME  AND  DEDUCTIONS


                                   Three Months Ended   Twelve Months Ended
                                        March 31,           March 31,
                                   ------------------  --------------------
                                     2003      2002      2003       2002
                                   --------  --------  ---------  ---------
                                                (in thousands)
Interest expense. . . . . . . . .  $(7,957)  $(7,674)  $(31,551)  $(31,457)
Other income. . . . . . . . . . .      698       325      2,611      1,794
                                   --------  --------  ---------  ---------

  Total other income (deductions)  $(7,259)  $(7,349)  $(28,940)  $(29,663)
                                   --------  --------  ---------  ---------

     INTEREST EXPENSE - Interest expense for the three and twelve-month periods ended March 31, 2003 increased by $.3 million and $.1 million, respectively, when compared to the same periods ended March 31, 2002. The increase in interest expense for the three and twelve-month periods ended March 31, 2003 was due primarily to higher average daily short-term debt balances in the first quarter of 2003, an increase in bank fees relating to our short-term debt facilities and an increase in amortization expenses for debt issuance costs.

     OTHER INCOME - Other income for the three months and twelve months ended March 31, 2003 increased by $.4 million and $.8 million, respectively, when compared to the same periods ended March 31, 2002. The increase during the first quarter of 2003 was due primarily to gains on the sale of equipment, compared to losses during the first quarter of 2002. The increase during the twelve months ended March 31, 2003 when compared to the same period of 2002, was due primarily to an increase in gains on the sale of equipment and income from an engineering project performed by the Gas Distribution business for a third party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


INCOME  TAXES

     Income taxes for the three and twelve-month periods ended March 31, 2003 decreased by $.4 million and increased by $2.3 million, respectively, when compared to the same periods ended March 31, 2002. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes and dividends on trust preferred securities and any adjustments necessary for compliance with tax laws and regulations.


DIVIDENDS  ON  TRUST  PREFERRED  SECURITIES,  NET  OF  INCOME  TAX

     Dividends on Trust Preferred Securities, net of Income taxes, for the three and twelve-month periods ended March 31, 2003 were essentially unchanged at $2.1 million and $8.6 million when compared to the same periods ended March 31, 2002.


LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH FLOWS USED FOR INVESTING - The following table identifies capital investments for the three months ended March 31, 2003 and 2002:


                                                         Three Months Ended  Twelve Months Ended
                                                              March 31,           March 31,
                                                         ------------------  -------------------
                                                          2003        2002    2003        2002
                                                         ------      ------  -------     -------
Capital investments:
  Property additions - gas distribution . . . . . . . .  $4,675      $7,007  $27,640     $33,187
  Property additions - diversified businesses and other     344         815    4,534      17,751
                                                         ------      ------  -------     -------
                                                         $5,019      $7,822  $32,174     $50,938
                                                         ======      ======  =======     =======

The Company's expenditures for property additions were approximately $5.0 million for the first quarter of 2003. Expenditures for property additions during the remainder of 2003 are anticipated to be approximately $28 million.

     CASH FLOWS PROVIDED BY OPERATIONS - Net cash provided by operating activities for the three and twelve-month periods ended March 31, 2003, when compared to the same periods of the prior year, increased by $20 million and $32.1 million, respectively. The change in operating cash flows is influenced significantly by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

     CASH FLOWS PROVIDED BY FINANCING - Net cash provided by financing activities during the three and twelve-month periods ended March 31, 2003 decreased by $16.2 million and $42.0 million, respectively, when compared to the same periods ended March 31, 2002.


                                                   Three Months Ended    Twelve Months Ended
                                                       March 31,             March 31,
                                                  --------------------  --------------------
                                                    2003       2002       2003       2002
                                                  ---------  ---------  ---------  ---------
Cash provided by (used in) financing activities:
  Issuance of common stock . . . . . . . . . . .  $    940   $  1,247   $  3,335   $  3,680
  Net cash change in notes payable . . . . . . .   (37,185)   (19,831)    (3,476)   (15,288)
  Isuance of long-term debt, net of expenses . .         -          -     28,990     58,296
  Repayment of long-term debt. . . . . . . . . .       (25)         -    (30,150)       (10)
  Payment of dividends on common stock . . . . .    (2,339)    (3,835)    (9,280)   (15,236)
                                                  ---------  ---------  ---------  ---------
                                                  $(38,609)  $(22,419)  $(10,581)  $ 31,442
                                                  =========  =========  =========  =========

     In April 2003, the Company's Board of Directors declared a regular quarterly cash dividend of $0.125 per share on the Company's common stock. The dividend is payable on May 15, 2003 to shareholders of record at the close of business on May 1, 2003.

     FUTURE FINANCING - In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of its short-term credit facilities. When appropriate, the Company will refinance its short-term debt with long-term debt, common stock or other long-term financing instruments. At March 31, 2003, the Company had $145 million of short-term credit facilities, all of which are committed, consisting of an $80 million three-year revolver and a $65 million 364-day facility, with a one-year term loan option. On March 31, 2003, $60.7 million of the Company's credit facilities were unused. The 364-day facility is scheduled to mature on June 24, 2003. The Company is in the process of negotiating an increase in and an amendment to its credit facilities to permit the issuance of additional debt securities and to extend the 364-day facility. The Company expects this amendment to provide covenant relief to permit the offering of senior unsecured notes (as described below), including the incurrence of costs associated with such offering and the other transactions contemplated to occur concurrently with such offering.
     In March 2000, a registration statement on Form S-3 ("registration statement") filed by the Company and SEMCO Capital Trust I, SEMCO Capital Trust II and SEMCO Capital Trust III ("Capital Trusts") with the Securities and Exchange Commission became effective. On March 31, 2003, there was $134 million available under the Company's registration statement for any future issuances of common stock, preferred stock, trust preferred securities and long-term debt.
     The Company's long-term and short-term debt agreements contain restrictive financial covenants including, among others, maintaining a Fixed Charges Coverage Ratio (as defined in the agreements) of at least 1.50 and placing limits on the payment of dividends beyond certain levels. Non-compliance with these covenants could result in an acceleration of the due dates for the debt obligations under the agreements. As of March 31, 2003, the Fixed Charges Coverage Ratio was 1.84 and the Company was in compliance with all of the covenants in these agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

     The Company's ratio of earnings to fixed charges, as defined under Item 502 of SEC Regulation S-K, was 1.3 for the twelve months ended March 31, 2003. This ratio is more strictly defined than the Fixed Charges Coverage Ratio used to determine compliance with the Company's previously discussed debt covenants.
     Two of the Company's securities, 10.1 million FELINE PRIDES securities and $105 million of 8.95% Remarketable or Redeemable Securities ("ROARS") are subject to remarketing and rate resets in 2003. These securities and their terms for remarketing, rate resets and redemptions are described in Note 4 of the Notes to the Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-K.
     The Company is planning an offering of an aggregate of $300 million of senior unsecured notes. In connection with the issuance of these notes, the Company intends to retire $105 million of its ROARS and repurchase $55 million of its outstanding 8.00% Senior Notes due 2004, $30 million of its 7.2% Senior Notes due 2007 and $25 million of its 8.32% Senior Notes due 2024. The remainder of the notes, or proceeds therefrom, will be used to pay for costs, estimated to be $49.0 million, related to the issuance of the senior unsecured notes and the refinancing or repurchase of the notes described above, and for working capital and general corporate purposes.
     The $49 million of costs include fees and other costs associated with the issuance of the new notes and make-whole premiums or similar amounts that will be incurred in connection with the debt obligations being retired or repurchased. The make-whole premiums or similar amounts will be incurred in order to retire or repurchase these obligations prior to their maturity. The Company expects to expense approximately $23.3 million ($15.1 million net of taxes) of these costs at the time of the refinancing and the Company expects to amortize the remainder over the life of the notes. These estimates are, in part, based on our current plans with respect to the retirement of the ROARS. If the Company retires the ROARS in a manner different than currently planned, the amount the Company expects to expense at the time of the refinancing could increase by up to $14.7 million ($9.7 million net of taxes) to $38.0 million ($24.7 million, net of taxes) and the amount the Company expects to amortize over the terms of the notes could decrease by the same amounts to $11.0 million ($7.3 million net of taxes).
     The Company currently plans to retire a portion of the ROARS in a manner that will allow the Company to account for the retirement as a debt exchange. If the ROARS are retired in a manner different than planned, it is possible that the retirement will be accounted for as a debt extinguishment.

     OTHER MATTERS - The Company is discussing the sale of Alaska Pipeline Company (APC) with potential buyers. APC, a wholly owned subsidiary of SEMCO ENERGY, delivers natural gas from several producing fields in south central Alaska to ENSTAR Natural Gas Company's distribution system. APC has no employees and ENSTAR is its only customer. Under the Company's proposed terms of a sale, ENSTAR would continue to operate and manage APC's transmission pipelines. A sales transaction acceptable to the Company would be expected to close in the latter half of 2003, subject to various approvals, including approval by the Regulatory Commission of Alaska. Proceeds of the potential sale would be used to reduce SEMCO's outstanding debt obligations. It is anticipated that rates to customers, the services offered, pipeline operations and staffing would not change as a result of the sale. The book value of the APC assets the Company expects to be part of a sale is $90.1 million. The Company has not entered into any agreement with respect to the sale of APC and such sale may not occur unless the Company is able to sell APC on terms acceptable to us.

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

                           PART II - OTHER INFORMATION


ITEM  1.          LEGAL  PROCEEDINGS.

     In late March 2003 the Company was served a complaint in a putative class-action lawsuit alleging that the approximately 30 defendants, including SEMCO Energy and SEMCO Energy Ventures, Inc., engaged in practices that violated the Sherman Anti-Trust Act and tortuously interfered with the business of the plaintiffs. The Company is considering potential legal and factual defenses to these claims and intends to vigorously defend itself in this action. Although the Company cannot make assurances, its management currently believes that this suit will not have a material adverse effect on its business or results of operations.


ITEM  2.          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     During the first quarter of 2003, the Company issued an aggregate of 1,365 shares of unregistered common stock to the members of its Board of Directors in exchange for services rendered, valued at $6,096.
     The preceding transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM  3.          DEFAULT  UPON  SENIOR  SECURITIES.

     Not  applicable.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITYHOLDERS.

     Not  applicable.


ITEM  5.          OTHER  INFORMATION.

     Not  applicable.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     List  of  Exhibits  -  (See  page  32  for  the  Exhibit  Index.)

              3.(ii)     Bylaws--last  revised  April  15,  2003.
             12          Ratio  of  Earnings  to  Fixed  Charges.
             99.1        CEO  Certification  Pursuant to 18 U.S.C. Section 1350,
                         as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
             99.2        CFO  Certification  Pursuant to 18 U.S.C. Section 1350,
                         as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)     Reports  on  Form  8-K.

     The Company filed a Form 8-K Report on February 6, 2003, which discussed earnings guidance, corporate strengths and business strategy.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEMCO  ENERGY,  INC.
                                                (Registrant)


Dated:  May  14,  2003
                                        By:/s/John  E.  Schneider
                                           -------------------------------------
                                           Senior  Vice  President and Principal
                                           Financial  Officer

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


Date:     May  14,  2003              /s/Marcus  Jackson
                                      ------------------------------------------
                                      Marcus  Jackson
                                      Chairman  of  the  Board,  President  and
                                      Chief  Executive  Officer
                                      SEMCO  Energy,  Inc.

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


Date:     May  14,  2003              /s/John  E.  Schneider
                                      ------------------------------------------
                                      John  E.  Schneider
                                      Senior  Vice  President  and
                                      Chief  Financial  Officer
                                      SEMCO  Energy,  Inc.

                                  EXHIBIT INDEX
                                    Form 10-Q
                               First Quarter 2003


 Exhibit
   No.       Description                                   Filed  Herewith
--------     -----------                                   ---------------
   3.(ii)    Bylaws-last  revised  April  15,  2003.              x
  12         Ratio  of  Earnings  to  Fixed  Charges.             x
  99.1       CEO Certification Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act
             of 2002.                                             x
  99.2       CFO Certification Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act
             of 2002.                                             x

                                     - 32 -