Form 10-Q
period 2003-06-30
SEMCO ENERGY INC
filed 2003-08-12
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark  One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2003

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

The number of outstanding shares of the Registrant's common stock as of July 31, 2003: 19,085,206

                               INDEX TO FORM 10-Q
                               ------------------
                         For Quarter Ended June 30, 2003

                                                                                      Page
                                                                                     Number
                                                                                     ------
COVER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2

INFORMATION  REGARDING  FORWARD-LOOKING  STATEMENTS. . . . . . . . . . . . . . . .      2

PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .      3
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . .. . . . . . . . . . .     17
  Item 3.  Qualitative  and  Quantitative  Disclosures About Market Risk . . . . .     29
  Item 4.  Controls  and  Procedures . . . . . . . . . . . . . . . . . . . . . . .     29


PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .     30
  Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . .     30
  Item 3.  Default  upon  Senior  Securities . . . . . . . . . . . . . . . . . . .     30
  Item 4.  Submission of Matters to a Vote of Securityholders  . . . . . . . . . .     30
  Item 5.  Other  Information. . . . . . . . . . . . . . . . . . . . . . . . . . .     30
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .     30

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33


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


                                                   SEMCO ENERGY, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                        (In thousands, except per share amounts)



                                                         Three Months Ended     Six Months Ended    Twelve Months Ended
                                                              June 30,              June 30,              June 30,
                                                        --------------------  --------------------  --------------------
                                                          2003       2002       2003       2002       2003       2002
                                                        ---------  ---------  ---------  ---------  ---------  ---------
OPERATING REVENUES
  Gas sales. . . . . . . . . . . . . . . . . . . . . .  $ 73,163   $ 63,869   $254,679   $186,092   $404,242   $311,220
  Gas transportation . . . . . . . . . . . . . . . . .     5,929      5,646     14,113     13,961     25,859     26,447
  Construction services. . . . . . . . . . . . . . . .    17,449     33,906     30,350     55,780     81,935    122,268
  Other. . . . . . . . . . . . . . . . . . . . . . . .     2,984      2,679      7,487      6,178     13,547     11,409
                                                        ---------  ---------  ---------  ---------  ---------  ---------
                                                          99,525    106,100    306,629    262,011    525,583    471,344
                                                        ---------  ---------  ---------  ---------  ---------  ---------

OPERATING EXPENSES
  Cost of gas sold . . . . . . . . . . . . . . . . . .    51,187     40,510    188,346    119,292    289,476    195,638
  Operations and maintenance . . . . . . . . . . . . .    32,720     43,354     63,204     79,973    139,884    169,082
  Depreciation and amortization. . . . . . . . . . . .     8,878      8,892     17,951     17,653     35,635     36,206
  Property and other taxes . . . . . . . . . . . . . .     2,953      3,003      5,862      6,133     11,573     11,975
  Restructuring and impairment charges . . . . . . . .         -          -          -          -          -      6,103
                                                        ---------  ---------  ---------  ---------  ---------  ---------
                                                          95,738     95,759    275,363    223,051    476,568    419,004
                                                        ---------  ---------  ---------  ---------  ---------  ---------

OPERATING INCOME . . . . . . . . . . . . . . . . . . .     3,787     10,341     31,266     38,960     49,015     52,340

OTHER INCOME (DEDUCTIONS)
  Interest expense . . . . . . . . . . . . . . . . . .    (9,052)    (7,477)   (17,009)   (15,151)   (33,126)   (31,216)
  Debt exchange and extinguishment costs . . . . . . .   (24,030)         -    (24,030)         -    (24,030)         -
  Other. . . . . . . . . . . . . . . . . . . . . . . .       781        709      1,479      1,034      2,683      2,003
                                                        ---------  ---------  ---------  ---------  ---------  ---------
                                                         (32,301)    (6,768)   (39,560)   (14,117)   (54,473)   (29,213)
                                                        ---------  ---------  ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
  DIVIDENDS ON TRUST PREFERRED SECURITIES. . . . . . .   (28,514)     3,573     (8,294)    24,843     (5,458)    23,127

INCOME TAX EXPENSE (BENEFIT) . . . . . . . . . . . . .   (10,033)     1,378     (2,637)     9,168     (1,666)     9,521
                                                        ---------  ---------  ---------  ---------  ---------  ---------

INCOME (LOSS) BEFORE DIVIDENDS ON TRUST
  PREFERRED SECURITIES . . . . . . . . . . . . . . . .   (18,481)     2,195     (5,657)    15,675     (3,792)    13,606

  Dividends on trust preferred securities, net of
    income taxes of $1,158, $1,158, $2,316,
    $2,316, $4,631 and $4,632. . . . . . . . . . . . .     2,150      2,150      4,300      4,300      8,601      8,603
                                                        ---------  ---------  ---------  ---------  ---------  ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS . . . . . . .   (20,631)        45     (9,957)    11,375    (12,393)     5,003

DISCONTINUED OPERATIONS
  Loss from engineering services operations, net of
    income tax benefit of $0, $0, $0, $0, $0 and $434.         -          -          -          -          -       (726)
  Loss on divestiture of engineering services
    operations including losses during phase-out
    period, net of income tax benefit (expense)
    of $0, $0, $0, $0, ($1,276) and $2,429 . . . . . .         -          -          -          -         10     (4,980)
                                                        ---------  ---------  ---------  ---------  ---------  ---------

NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS . . . . . . . . . . . . . . . . . . . .  $(20,631)  $     45   $ (9,957)  $ 11,375   $(12,383)  $   (703)
                                                        =========  =========  =========  =========  =========  =========

EARNINGS PER SHARE  -  BASIC
  Net income (loss) from continuing operations . . . .  $  (1.09)  $      -   $  (0.53)  $   0.62   $  (0.66)  $   0.27
  Net income (loss) available to common shareholders .  $  (1.09)  $      -   $  (0.53)  $   0.62   $  (0.66)  $  (0.04)

EARNINGS PER SHARE  -  DILUTED
  Net income (loss) from continuing operations . . . .  $  (1.09)  $      -   $  (0.53)  $   0.62   $  (0.66)  $   0.27
  Net income (loss) available to common shareholders .  $  (1.09)  $      -   $  (0.53)  $   0.62   $  (0.66)  $  (0.04)

CASH DIVIDENDS PAID PER SHARE. . . . . . . . . . . . .  $  0.125   $  0.125   $  0.250   $  0.335   $  0.500   $  0.755

AVERAGE COMMON SHARES OUTSTANDING - BASIC. . . . . . .    18,988     18,431     18,884     18,374     18,726     18,261
AVERAGE COMMON SHARES OUTSTANDING - DILUTED. . . . . .    18,988     18,472     18,884     18,400     18,726     18,261


The  accompanying  condensed  notes  to  the  unaudited  consolidated financial statements are an integral part of these statements.


                                       SEMCO ENERGY, INC.
                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                             ASSETS
                                         (In thousands)




                                                                         June 30,   December 31,
                                                                           2003         2002
                                                                       -----------  -------------
                                                                       (Unaudited)

CURRENT ASSETS
  Cash and temporary cash investments, at cost. . . . . . . . . . . .  $       740  $       1,813
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . .       29,862          1,212
  Receivables, less allowances of $2,379 and $1,909 . . . . . . . . .       33,512         49,841
  Accrued revenue . . . . . . . . . . . . . . . . . . . . . . . . . .        9,750         40,757
  Gas in underground storage, at average cost . . . . . . . . . . . .       34,082         35,232
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .       25,710         23,449
  Materials and supplies, at average cost . . . . . . . . . . . . . .        5,107          4,254
  Gas charges recoverable from customers. . . . . . . . . . . . . . .       16,031          2,200
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          980          1,537
                                                                       -----------  -------------
                                                                           155,774        160,295

PROPERTY, PLANT AND EQUIPMENT
  Gas distribution. . . . . . . . . . . . . . . . . . . . . . . . . .      647,173        635,992
  Diversified businesses and other. . . . . . . . . . . . . . . . . .       91,929         92,774
                                                                       -----------  -------------
                                                                           739,102        728,766
  Less accumulated depreciation and impairments . . . . . . . . . . .      223,996        207,635
                                                                       -----------  -------------
                                                                           515,106        521,131

DEFERRED CHARGES AND OTHER ASSETS
  Goodwill, less accumulated amortization and impairments of $17,764.      161,084        161,084
  Deferred retiree medical benefits . . . . . . . . . . . . . . . . .        8,542          8,992
  Unamortized debt expense. . . . . . . . . . . . . . . . . . . . . .       16,272          7,809
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,436         17,203
                                                                       -----------  -------------
                                                                           207,334        195,088
                                                                       -----------  -------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   878,214  $     876,514
                                                                       ===========  =============









The  accompanying  condensed  notes  to  the unaudited consolidated financial statements are an integral  part  of  these  statements.


                                    SEMCO ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                              LIABILITIES AND CAPITALIZATION
                                      (In thousands)




                                                                 June 30,     December 31,
                                                                   2003           2002
                                                               ------------  --------------
                                                               (Unaudited)

CURRENT LIABILITIES
  Notes payable and current maturities of long-term debt. . .  $    84,732   $     121,835
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .       27,499          38,148
  Customer advance payments . . . . . . . . . . . . . . . . .        9,083          11,408
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .        7,130           7,598
  Accumulated deferred income taxes . . . . . . . . . . . . .        1,879           1,879
  Amounts payable to customers. . . . . . . . . . . . . . . .        2,737           1,073
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,377          19,194
                                                               ------------  --------------
                                                                   148,437         201,135

DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes . . . . . . . . . . . . .       33,186          33,043
  Customer advances for construction. . . . . . . . . . . . .       14,945          15,841
  Unamortized investment tax credit . . . . . . . . . . . . .        1,044           1,178
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,563           9,833
                                                               ------------  --------------
                                                                    57,738          59,895

LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . .      435,286         366,026

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST
  PREFERRED SECURITIES OF SUBSIDIARIES HOLDING
  SOLELY DEBT SECURITIES OF SEMCO ENERGY, INC.. . . . . . . .      139,457         139,436

COMMON SHAREHOLDERS' EQUITY
  Common stock - $1 par value; 40,000,000 shares authorized;
    19,064,054 and 18,682,027 shares outstanding. . . . . . .       19,064          18,682
  Capital surplus . . . . . . . . . . . . . . . . . . . . . .      121,571         120,089
  Accumulated other comprehensive income (loss) . . . . . . .       (7,524)         (7,597)
  Retained earnings (deficit) . . . . . . . . . . . . . . . .      (35,815)        (21,152)
                                                               ------------  --------------
                                                                    97,296         110,022
                                                               ------------  --------------

TOTAL LIABILITIES AND CAPITALIZATION. . . . . . . . . . . . .  $   878,214   $     876,514
                                                               ============  ==============






The  accompanying  condensed notes to the unaudited consolidated financial statements are an  integral  part  of  these  statements.


                                                SEMCO ENERGY, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                                    (Unaudited)
                                                  (in thousands)


                                                                        Six Months Ended      Twelve Months Ended
                                                                             June 30,               June 30,
                                                                      ---------------------  ---------------------
                                                                         2003       2002        2003       2002
                                                                      ----------  ---------  ----------  ---------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $  (9,957)  $ 11,375   $ (12,383)  $   (703)
  Adjustments to reconcile net income to net
    cash from operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . .     17,951     17,653      35,635     36,206
        Depreciation and amortization in discontinued operations . .          -        198          27        426
        Debt exchange and extinguishment costs . . . . . . . . . . .     24,030          -      24,030          -
        Accumulated deferred income taxes and investment tax credit.          9        186       3,339      4,427
        Non-cash impairment charges and subsequent adjustment. . . .          -          -      (1,732)     7,679
        Changes in assets and liabilities, net of effects of
           acquisitions, divestitures and other changes as
           shown below . . . . . . . . . . . . . . . . . . . . . . .     10,829      9,812     (20,333)   (18,829)
                                                                      ----------  ---------  ----------  ---------
              NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES .     42,862     39,224      28,583     29,206
                                                                      ----------  ---------  ----------  ---------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
  Property additions - gas distribution. . . . . . . . . . . . . . .    (11,322)   (13,631)    (27,663)   (30,037)
  Property additions - diversified businesses and other. . . . . . .       (935)    (2,686)     (3,254)   (13,413)
  Proceeds from property sales, net of retirement costs. . . . . . .        636        883       4,261        970
                                                                      ----------  ---------  ----------  ---------
              NET CASH USED FOR INVESTING ACTIVITIES . . . . . . . .    (11,621)   (15,434)    (26,656)   (42,480)
                                                                      ----------  ---------  ----------  ---------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
  Issuance of common stock, net of expenses. . . . . . . . . . . . .      1,902      1,944       3,600      4,236
  Net change in notes payable. . . . . . . . . . . . . . . . . . . .    (65,103)   (21,301)    (29,924)    15,305
  Issuance of long-term debt, net of expenses. . . . . . . . . . . .    197,713          -     226,703       (142)
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . .   (110,090)         -    (140,215)       (10)
  Debt exchange and extinguishment costs . . . . . . . . . . . . . .    (24,030)         -     (24,030)         -
  Restricted cash for long-term debt retirement. . . . . . . . . . .    (28,000)         -     (28,000)         -
  Payment of dividends on common stock . . . . . . . . . . . . . . .     (4,706)    (6,136)     (9,346)   (13,745)
                                                                      ----------  ---------  ----------  ---------
              NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES .    (32,314)   (25,493)     (1,212)     5,644
                                                                      ----------  ---------  ----------  ---------

CASH AND TEMPORARY CASH INVESTMENTS
  Net increase (decrease). . . . . . . . . . . . . . . . . . . . . .     (1,073)    (1,703)        715     (7,630)
  Beginning of period. . . . . . . . . . . . . . . . . . . . . . . .      1,813      1,728          25      7,655
                                                                      ----------  ---------  ----------  ---------
  End of period. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     740   $     25   $     740   $     25
                                                                      ==========  =========  ==========  =========


  CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF
     ACQUISITIONS, DIVESTITURES AND OTHER CHANGES:
        Restricted cash. . . . . . . . . . . . . . . . . . . . . . .  $    (650)  $      -   $  (1,862)  $      -
        Receivables, net . . . . . . . . . . . . . . . . . . . . . .     16,329     17,395      13,312      2,312
        Accrued revenue. . . . . . . . . . . . . . . . . . . . . . .     31,007     20,435       2,968          3
        Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .     (2,261)     3,107      (6,541)    (5,529)
        Materials, supplies and gas in undergroung storage . . . . .        297     (9,044)    (12,156)   (12,313)
        Gas charges recoverable from customers . . . . . . . . . . .    (13,831)    (1,354)    (12,683)    (1,038)
        Accounts payable . . . . . . . . . . . . . . . . . . . . . .    (10,649)   (11,083)      8,172     (4,981)
        Customer advances and amounts payable to customers . . . . .     (1,557)    (6,706)      2,930      1,346
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,856)    (2,938)    (14,473)     1,371
                                                                      ----------  ---------  ----------  ---------
                                                                      $  10,829   $  9,812   $ (20,333)  $(18,829)
                                                                      ==========  =========  ==========  =========

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

     GOODWILL - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. The Company accounts for Goodwill under the provisions of Statement of Financial Accounting Standard ("SFAS") 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. In conjunction with the requirements of these Statements, the Company ceased Goodwill amortization effective January 1, 2002.
     The Company is also required to perform impairment tests annually on the remaining goodwill balance or at any time when events occur which could impact the value of the Company's business segments. If an impairment test of goodwill shows that the carrying amount of the goodwill is in excess of the fair value, a corresponding impairment loss would be recorded in the Consolidated Statements of Operations. The 2002 annual impairment tests were performed for the Company's business units and the results of those tests indicated that there was no impairment of Goodwill. The 2003 annual impairment test has also been performed for the Company's construction services business segment and indicates that there is no impairment of goodwill. As a result, there was no change in the carrying amount of goodwill at June 30, 2003 when compared to December 31, 2002. The 2003 annual impairment tests for the remaining business units will be conducted during the fourth quarter of 2003.
     The  following  table  presents what would have been reported as net income
(loss) available to common shareholders and the related per share amounts on a basic and diluted basis in all periods presented, exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill.

                               SEMCO ENERGY, INC.
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  1     -     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


                                                                     Three Months Ended  Six Months Ended  Twelve Months Ended
                                                                           June 30,           June 30,            June 30,
                                                                     ------------------  -----------------  -------------------
                                                                       2003       2002     2003     2002      2003       2002
                                                                     ---------    -----  --------  -------  ---------  --------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
        Reported net income (loss) from continuing operations . . .  $(20,631)    $  45  $(9,957)  $11,375  $(12,393)  $ 5,003
        Discontinued operations . . . . . . . . . . . . . . . . . .         -         -        -         -        10    (5,706)
                                                                     ---------    -----  --------  -------  ---------  --------
        Reported net income (loss) available to common shareholders   (20,631)       45   (9,957)   11,375   (12,383)     (703)
        Add back: Goodwill amortization, net of income taxes. . . .         -         -        -         -         -     1,401
                                                                     ---------    -----  --------  -------  ---------  --------
        Adjusted net income (loss) available to common shareholders  $(20,631)    $  45  $(9,957)  $11,375  $(12,383)  $   698
                                                                     ---------    -----  --------  -------  ---------  --------


ADJUSTED EARNINGS PER SHARE - BASIC
        Reported net income (loss) from continuing operations . . .  $  (1.09)    $0.00  $ (0.53)  $  0.62  $  (0.66)  $  0.27
        Discontinued operations . . . . . . . . . . . . . . . . . .         -         -        -         -         -     (0.31)
                                                                     ---------    -----  --------  -------  ---------  --------
        Reported net income (loss) available to common shareholders     (1.09)     0.00    (0.53)     0.62     (0.66)    (0.04)
        Add back: Goodwill amortization, net of income taxes. . . .         -         -        -         -         -      0.08
                                                                     ---------    -----  --------  -------  ---------  --------
        Adjusted net income (loss) available to common shareholders  $  (1.09)    $0.00  $ (0.53)  $  0.62  $  (0.66)  $  0.04
                                                                     ---------    -----  --------  -------  ---------  --------


ADJUSTED EARNINGS PER SHARE - DILUTED
        Reported net income (loss) from continuing operations . . .  $  (1.09)    $0.00  $ (0.53)  $  0.62  $  (0.66)  $  0.27
        Discontinued operations . . . . . . . . . . . . . . . . . .         -         -        -         -         -     (0.31)
                                                                     ---------    -----  --------  -------  ---------  --------
        Reported net income (loss) available to common shareholders     (1.09)     0.00    (0.53)     0.62     (0.66)    (0.04)
        Add back: Goodwill amortization, net of income taxes. . . .         -         -        -         -         -      0.08
                                                                     ---------    -----  --------  -------  ---------  --------
        Adjusted net income (loss) available to common shareholders  $  (1.09)    $0.00  $ (0.53)  $  0.62  $  (0.66)  $  0.04
                                                                     ---------    -----  --------  -------  ---------  --------


     COMPREHENSIVE INCOME - The Company's comprehensive income (loss) for the three, six and twelve months ended June 30, 2003 and June 30, 2002 is summarized in the following table.


                                               Three months ended  Six months ended   Twelve months ended
                                                     June 30,           June 30,            June 30,
                                               ------------------  -----------------  -------------------
                                                 2003       2002     2003     2002      2003       2002
                                               ---------  -------  --------  -------  ---------  --------
                                                                     (in thousands)
Net income (loss) available to common
  shareholders. . . . . . . . . . . . . . . .  $(20,631)  $    45  $(9,957)  $11,375  $(12,383)  $  (703)

Minimum pension liability adjustment, net of
  income tax benefits of $2,922 and $781. . .         -         -        -         -    (5,427)   (1,452)

Unrealized derivative gain (loss) on
  interest rate hedge from an
  investment in an affiliate. . . . . . . . .        63        66       73       205      (106)     (539)
                                               ---------  -------  --------  -------  ---------  --------

Total other comprehensive income (loss) . . .  $(20,568)  $   111  $(9,884)  $11,580  $(17,916)  $(2,694)
                                               =========  =======  ========  =======  =========  ========


     STOCK BASED COMPENSATION - The Company accounts for all stock options under the provisions and related interpretations of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." In accordance with SFAS 123, "Accounting for Stock-Based Compensation," the Company has chosen to account for these transactions under APB 25 for purposes of determining net income but must present the pro forma disclosures required by SFAS 123 as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." If compensation expense had been determined in a manner consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

                               SEMCO ENERGY, INC.
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  1     -     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


                                          Three Months Ended   Six Months Ended   Twelve Months Ended
                                               June 30,           June 30,             June 30,
                                          ------------------  ------------------  -------------------
YEARS ENDED DECEMBER 31,                    2003       2002     2003      2002      2003       2002
----------------------------------------  ---------  -------  ---------  -------  ---------  --------
(000's)
NET INCOME (LOSS), AS REPORTED . . . . .  $(20,631)  $   45   $ (9,957)  $11,375  $(12,383)  $  (703)
  Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects . .        95       84        198       199       409       388
                                          ---------  -------  ---------  -------  ---------  --------
PRO FORMA NET INCOME (LOSS). . . . . . .  $(20,726)  $  (39)  $(10,155)  $11,176  $(12,792)  $(1,091)
                                          ---------  -------  ---------  -------  ---------  --------


EARNINGS PER SHARE - BASIC
       As reported . . . . . . . . . . .  $  (1.09)  $    -   $  (0.53)  $  0.62  $  (0.66)  $ (0.04)
       Pro forma . . . . . . . . . . . .  $  (1.09)  $    -   $  (0.54)  $  0.61  $  (0.67)  $ (0.06)
EARNINGS PER SHARE - DILUTED
       As reported . . . . . . . . . . .  $  (1.09)  $    -   $  (0.53)  $  0.62  $  (0.66)  $ (0.04)
       Pro forma . . . . . . . . . . . .  $  (1.09)  $    -   $  (0.54)  $  0.61  $  (0.67)  $ (0.06)

     NEW ACCOUNTING STANDARDS - On January 1, 2003 the Company adopted SFAS 143, "Accounting for Asset Retirement Obligations." The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.
     When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.
     The Company adopted SFAS 143 on January 1, 2003 and has determined that it does not have any asset retirement obligations (ARO) that are to be recorded in accordance with SFAS 143. However, the Company does have non-ARO negative salvage value that is recorded in the accumulated depreciation of its gas distribution business. The non-ARO negative salvage value is recognized as a component of depreciation expense when the Company receives amounts in its gas distribution customer rates for estimated future removal costs related to its regulated gas distribution infrastructure. The Company reflects these amounts in its accumulated depreciation accounts in accordance with industry practice. As of June 30, 2003, the non-ARO negative salvage included in accumulated depreciation was approximately $50.3 million.
     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 eliminates SFAS 4, Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4") and thus allows for only those gains or losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS 145 also amends SFAS 13, Accounting for Leases" ("SFAS 13") to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. In accordance with the provisions of SFAS 145, the Company reported debt extinguishments costs incurred during the second quarter of 2003 as a separate line item within the continuing operations section of the Consolidated Statements of Operations. Under previous FASB guidance these costs would have been reported as an extraordinary charge. For further information on the debt extinguishments costs see

                               SEMCO ENERGY, INC.
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  1     -     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements. The remaining provisions of SFAS 145 have not had a material impact on the Company's consolidated financial statements.
     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that the liability for costs associated with exit or disposal activities be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's financial statements.
     In November 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company continues to account for all stock options under the provisions and related interpretations of APB 25 and reports the disclosure of stock options in accordance with the provisions of SFAS 148. The adoption of the disclosure provisions of SFAS 148 did not to have a material impact on the Company's consolidated financial statements.
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees and standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 related to recognizing a liability at inception of the guarantee do not apply to product warranties or guarantees accounted for as derivatives. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions were effective for financial statements for periods ending after December 15, 2002. The adoption of the recognition and measurement provisions of FIN 45 on January 1, 2003 did not have a material impact on the Company's financial statements.
     In January 2003, the FASB issued Interpretation No.46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 addresses conditions for consolidating an entity based on variable interests (as defined in the standard) rather than voting interests. FIN 46 clarifies that variable interest entities that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, FIN 46 must be adopted no later than the first fiscal year or interim period beginning after June 15, 2003. FIN 46 did not have an impact on the Company during the three or six months ended June 30, 2003. The Company is evaluating its consolidated capital trusts to determine whether they are variable interest entities under FIN 46. The trusts, "SEMCO Capital Trust I" and "SEMCO Capital Trust II", have issued $40 million and $101 million, respectively, of mandatorily redeemable preferred securities and are consolidated as of June 30, 2003.

                               SEMCO ENERGY, INC.
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  1     -     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. This Statement also amends the definition of an "underlying" to conform it to language used in FIN 45 and certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively except that: a) the provisions of this Statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 30, 2003, should continue to be applied in accordance with their respective effective dates and b) provisions related to forward purchases or sales of when-issued securities or securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not believe that the adoption of SFAS 149 will have a material impact on its financial condition and results of operation.
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before the issuance date of this Statement, this Statement is effective at the interim period beginning July 1, 2003. Transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instrument at fair value or other measurement attribute required by this Statement.
     The Company has trust preferred securities and FELINE PRIDES that were in existence prior to the issuance of this Statement. Each FELINE PRIDES includes a trust preferred security. These securities have characteristics of both liabilities and equity and have been reported in the Consolidated Statements of Financial Position as a separate line item between long-term debt and common shareholders equity. The trust preferred securities will be reclassified to the long-term debt section in compliance with the provisions of this Statement. The Company does not expect the adoption of this Statement to have a material impact on its net income (loss) available to common shareholders.


NOTE  2     -     SHORT-TERM  BORROWINGS  AND  CAPITALIZATION

     SHORT-TERM BORROWINGS - During the second quarter of 2003, the Company amended its bank credit facility to permit the issuance of additional debt securities, to increase the facility from $145 million to $155 million and to extend the maturity date of the 364-day component of the facility to May 20, 2004. The $155 million bank credit facility consists of an $85.5 million multi-year revolver, which expires in June 2005, and a $69.5 million 364 day facility, with a one year term loan option. This amendment provides covenant relief to permit the recently completed offering of senior unsecured notes (as described below), including the incurrence of costs associated with the offering and the other transactions that occurred concurrently with the offering. On June 30, 2003, $97.8 million of the Company's bank credit facility was unused.

                               SEMCO ENERGY, INC.
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  2     -     SHORT-TERM  BORROWINGS  AND  CAPITALIZATION  (CONTINUED)

     Covenants contained in the Company's amended bank credit facility require maintenance of a minimum net worth of $215.0 million, a fixed-charge coverage ratio of at least 1.2 until September 30, 2003, at least 1.33 until March 31, 2004 and 1.5 thereafter, and a debt-to-capitalization ratio of less than 0.70 until the earlier of March 31, 2004 or the sale of Alaska Pipeline Company, at which time the debt-to-capitalization ratio must be less than 0.65. As of June 30, 2003, the Company was in compliance with all debt covenants. Failure to comply with such covenants may result in a default with respect to the related debt and could lead to the acceleration of such debt or any instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. In such a case, there can be no assurance that the Company would be able to refinance or otherwise repay such indebtedness.

     LONG-TERM DEBT - In May 2003, the Company completed an offering of an aggregate of $300 million of senior unsecured notes. The offering consisted of $150 million of 7.125% senior unsecured notes due 2008 ("7.125% Notes") and $150 million of 7.75% senior unsecured notes due 2013 ("7.75% Notes"). The Company used approximately $92.3 million of the 7.75% Notes in an exchange for $77 million of its outstanding 8.95% Remarketable or Redeemable Securities ("ROARS"). After the exchange was completed the Company cancelled the $77 million of ROARS. The Company accounted for the debt exchange under the provisions of Emerging Issues Task Force Opinion No. 96-19 ("EITF 96-19"). In accordance with EITF 96-19, the Company used the book value of the ROARS ($77 million) as the initial book value for the $92.3 million of 7.75% Notes issued in the exchange. The difference between the face amount and the initial book value of the 7.75% Notes will be amortized as interest expense, using the effective interest method, over the life of the notes. As a result, the book value of the 7.75% Notes will increase by the amount of amortization expense recognized over the life of the notes. The exchange of the $92.3 million of 7.75% Notes for the $77 million of ROARS was a non-cash financing activity. As a result, it is not reflected in the Company's Consolidated Statements of Cash Flows.
     The Company used a portion of the proceeds from the issuance of the new notes, to repurchase its $55 million of outstanding 8.00% Senior Notes due 2004, $30 million of outstanding 7.2% Senior Notes due 2007 and $25 million of outstanding 8.32% Senior Notes due 2024. Approximately $29.6 million of the proceeds was placed into a restricted escrow account and used to repurchase the remaining $28 million of ROARS in July 2003 and to pay the accrued interest thereon. At June 30, 2003, the $28 million of ROARS is reflected in the Company's Consolidated Statement of Financial Position as a current maturity of long-term debt. For further information concerning the repurchase of the remaining ROARS, see Note 7 of the Condensed Notes to the Unaudited Consolidated Financial Statements. Approximately $24 million of the proceeds was used to pay make-whole premiums or similar amounts in connection with the repurchase of the $138 million in notes and securities discussed above. The make-whole premiums or similar amounts were incurred, in most instances, in order to repurchase these obligations prior to their maturity. The Company expensed the $24 million ($15.6 million net of taxes) at the time of the refinancing. The remainder of the proceeds was used to pay expenses associated with the issuance of the new notes (approximately $9.6 million was incurred through June 30, 2003), to pay down short-term debt and for working capital and general corporate purposes.

                               SEMCO ENERGY, INC.
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  2     -     SHORT-TERM  BORROWINGS  AND  CAPITALIZATION  (CONTINUED)

     The following table identifies the changes in long-term debt since December 31, 2002 as a result of the recent debt offerings, debt exchange and debt repurchases discussed above:


                                            June 30,   December 31,
                                              2003         2002
                                            ---------  -------------
LONG-TERM DEBT
   8.00% notes due 2004. . . . . . . . . .  $       -  $      55,000
   7.20% notes due 2007. . . . . . . . . .          -         30,000
   8.95% notes due 2008, remarketable 2003          -        105,378
   7.125% notes due 2008 . . . . . . . . .    150,000              -
   6.49% notes due 2009. . . . . . . . . .     30,000         30,000
   8.00% notes due 2010. . . . . . . . . .     30,681         30,758
   7.75% notes due 2013. . . . . . . . . .    134,840              -
   8.00% notes due 2016. . . . . . . . . .     59,765         59,890
   8.32% notes due 2024. . . . . . . . . .          -         25,000
   6.50% medium-term notes due 2005. . . .     15,000         15,000
   6.40% medium-term notes due 2008. . . .      5,000          5,000
   7.03% medium-term notes due 2013. . . .     10,000         10,000
                                            ---------  -------------

                                            $ 435,286  $     366,026
                                            =========  =============


     COMMON STOCK EQUITY - On June 19, 2003, the Company's Board of Directors changed the annual dividend rate on the common stock of the Company from $0.50 per share to $0.30 per share and declared a quarterly cash dividend of $0.075 per share on the Company's common stock. The dividend is payable on August 15, 2003 to shareholders of record at the close of business on August 1, 2003.
     In May 2003, the Company paid a quarterly cash dividend of $0.125 per share on its common stock. The total cash dividend was approximately $2.4 million of which $.4 million was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan ("DRIP"). The cash dividends for the six months ended June 30, 2003, were $4.7 million, of which $.8 million was reinvested by shareholders through participation in the DRIP. During the three and six months ended June 30, 2003, the Company issued approximately 131,000 and 303,000 shares of Company common stock, respectively, to meet the dividend reinvestment and stock purchase requirements of its DRIP participants. Also during the three and six months ended June 30, 2003, the Company issued approximately 38,000 and 79,000 shares, respectively, of its common stock to certain of the Company's employee benefit plans.



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

                               SEMCO ENERGY, INC.
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  3     -     RISK  MANAGEMENT  ACTIVITIES  AND  DERIVATIVE  TRANSACTIONS
                  (CONTINUED)

     The Company records all derivative instruments it enters into under the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 137 and SFAS 138, which were amendments to SFAS 133 (hereinafter collectively referred to as "SFAS 133"). SFAS 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial position, as either an asset or liability, measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value are recorded in other comprehensive income for the portion of the change in value of the derivative that is an effective hedge.
     An affiliate, in which the Company has a 50% ownership interest, uses a floating to fixed interest rate swap agreement to hedge the variable interest rate payments on a portion of its long-term debt. This swap is designated as a cash flow hedge and the difference between the amounts paid and received under the swap is recorded as an adjustment to interest expense over the term of the agreement. The Company's share of changes in the fair value of the swap are recorded in accumulated other comprehensive income until the swap is terminated. As a result of this interest rate swap agreement, the Company's Consolidated Statements of Financial Position, at June 30, 2003 and December 31, 2002, reflected reductions of $.6 million and $.7 million, respectively, in the Company's equity investment in the affiliate and in accumulated other comprehensive income.


NOTE  4     -     EARNINGS  PER  SHARE

     The computations of basic and diluted earnings per share for the three, six and twelve months ended June 30, 2003 and 2002 are as follows (in thousands except per share amounts):


                                                             Three Months Ended  Six Months Ended   Twelve Months Ended
                                                                  June 30,            June 30,            June 30,
                                                             ------------------  -----------------  -------------------
                                                               2003      2002      2003     2002      2003       2002
                                                             ---------  -------  --------  -------  ---------  --------
EARNINGS PER SHARE COMPUTATION
        Income (loss) from continuing operations. . . . . .  $(20,631)  $    45  $(9,957)  $11,375  $(12,393)  $ 5,003
        Discontinued operations (a) . . . . . . . . . . . .         -         -        -         -        10    (5,706)
                                                             ---------  -------  --------  -------  ---------  --------
        Net income (loss) available to common shareholders.  $(20,631)  $    45  $(9,957)  $11,375  $(12,383)  $  (703)
                                                             ---------  -------  --------  -------  ---------  --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING. . . . . . . . .    18,988    18,431   18,884    18,374    18,726    18,261
                                                             ---------  -------  --------  -------  ---------  --------

EARNINGS PER SHARE - BASIC
        Income (loss) from continuing operations. . . . . .  $  (1.09)     0.00  $ (0.53)  $  0.62  $  (0.66)  $  0.27
        Discontinued operations (a) . . . . . . . . . . . .         -         -        -         -         -     (0.31)
                                                             ---------  -------  --------  -------  ---------  --------
        Net income (loss) available to common shareholders.  $  (1.09)  $  0.00  $ (0.53)  $  0.62  $  (0.66)  $ (0.04)
                                                             ---------  -------  --------  -------  ---------  --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING. . . . . . . . .    18,988    18,431   18,884    18,374    18,726    18,261
        Incremental shares from assumed conversions of:
          FELINE PRIDES - stock purchase contracts (b). . .         -         -        -         -         -         -
          Stock options . . . . . . . . . . . . . . . . . .         -        41        -        26         -         -
                                                             ---------  -------  --------  -------  ---------  --------
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (B). . .    18,988    18,472   18,884    18,400    18,726    18,261
                                                             ---------  -------  --------  -------  ---------  --------

EARNINGS PER SHARE - DILUTED
        Income (loss) from continuing operations. . . . . .  $  (1.09)  $  0.00  $ (0.53)  $  0.62  $  (0.66)  $  0.27
        Discontinued operations (a) . . . . . . . . . . . .         -         -        -         -         -     (0.31)
                                                             ---------  -------  --------  -------  ---------  --------
        Net income (loss) available to common shareholders.  $  (1.09)  $  0.00  $ (0.53)  $  0.62  $  (0.66)  $ (0.04)
                                                             ---------  -------  --------  -------  ---------  --------

(a)  Effective  December  2001,  the  Company  began accounting for the engineering services business as a discontinued
     operation.  Accordingly,  it's  operating  results  are  segregated and reported as discontinued operations in the
     Consolidated  Statement  of  Operations.

(b)  48,835, 24,945, 12,302 and 12,919 shares of stock options were not included in the computation of diluted earnings per  share  for  the  three,  six and twelve month periods ending June 30, 2003 and the twelve month period ending
     June  30,  2002,  respectively,  because  their  effect  was  antidilutive.

                               SEMCO ENERGY, INC.
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  5     -     BUSINESS  SEGMENTS

     The Company operates four reportable business segments: (1) gas distribution; (2) construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "Diversified Businesses." For information regarding the determination of reportable business segments, refer to Note 11 of the Notes to the Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-K.
     The Company's gas distribution segment distributes and transports natural gas to approximately 272,000 customers in the state of Michigan and approximately 113,000 customers in the state of Alaska. The construction services segment ("Construction Services") currently conducts most of its business in the mid-western, southern and southeastern areas of the United States. Its primary service is the installation and upgrade of compressor stations and underground natural gas mains and service lines. The information technology service segment ("IT Services") is headquartered in Michigan and provides IT infrastructure outsourcing services, and other IT services with a focus on mid-range computers, particularly the IBM I-Series (AS-400) platform. The propane, pipelines and storage segment sells more than four million gallons of propane annually to retail customers in Michigan's upper peninsula and northeast Wisconsin and operates natural gas transmission and storage facilities in Michigan.
     The accounting policies of the operating segments are the same as those described in Notes 1 and 11 of the Notes to the Consolidated Financial
Statements in the Company's 2002 Annual Report on Form 10-K, except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the Consolidated Financial Statements. Corporate and Other includes corporate related expenses not allocated to segments, intercompany eliminations and results of other smaller operations.


                                    Three Months Ended     Six Months Ended     Twelve Months Ended
                                         June 30,              June 30,              June 30,
                                    -------------------  --------------------  --------------------
                                      2003      2002       2003       2002       2003       2002
                                    --------  ---------  ---------  ---------  ---------  ---------
                                                            (in thousands)
OPERATING REVENUES
  Gas distribution . . . . . . . .  $80,122   $ 70,355   $270,934   $201,807   $433,838   $340,746
  Construction services. . . . . .   19,864     36,524     34,976     62,105     92,125    136,313
  Information technology services.    2,268      2,317      4,422      4,578      9,462      9,705
  Propane, pipelines and storage .    1,414      1,416      4,241      3,654      7,645      6,979
  Corporate and other (a). . . . .   (4,143)    (4,512)    (7,944)   (10,133)   (17,487)   (22,399)
                                    --------  ---------  ---------  ---------  ---------  ---------
    Total operating revenues . . .  $99,525   $106,100   $306,629   $262,011   $525,583   $471,344
                                    ========  =========  =========  =========  =========  =========

OPERATING INCOME (LOSS)
  Gas distribution . . . . . . . .  $ 6,068   $  8,535   $ 36,601   $ 38,727   $ 56,950   $ 56,219
  Construction services. . . . . .   (1,881)     1,939     (5,521)       629     (8,149)       252
  Information technology services.      157        143        377        319        660        513
  Propane, pipelines and storage .      323        381      1,221        990      2,177      1,779
  Corporate and other. . . . . . .     (880)      (657)    (1,412)    (1,705)    (2,623)    (6,423)
                                    --------  ---------  ---------  ---------  ---------  ---------
    Total operating income . . . .  $ 3,787   $ 10,341   $ 31,266   $ 38,960   $ 49,015   $ 52,340
                                    ========  =========  =========  =========  =========  =========

(a)     Includes  the  elimination  of  intercompany  construction  services  revenue of  $2,415,000,  $4,626,000 and $10,190,000 for the three, six and twelve months ended  June  30,  2003, respectively, and $2,618,000, $6,325,000 and $14,045,000 for  the  three,  six and twelve months ended June 30, 2002, respectively.  Also includes the elimination of intercompany information technology services revenue of  $1,686,000,  $3,236,000  and $7,128,000 for the three, six and twelve months ended June 30, 2003, respectively, and $1,858,000, $3,728,000 and $8,187,000 for the  three,  six  and  twelve  months  ended  June  30,  2002,  respectively.

                               SEMCO ENERGY, INC.
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE  6     -     COMMITMENTS  AND  CONTINGENCIES

     ENVIRONMENTAL MATTERS - Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. The Company owns seven Michigan sites, which formerly housed such manufacturing facilities and expects that it will ultimately incur investigation and remedial action costs at some of these sites and one other site. The Company has closed a related site with the approval of the appropriate environmental regulatory authority in the State of Michigan and has developed plans and conducted preliminary field investigations at two other sites. The Company is in the process of estimating its liabilities and potential costs in connection with these sites, but the scope of the Company's liabilities has not been finally determined. In accordance with a Michigan
Public Service Commission ("MPSC") accounting order, any environmental investigation and remedial action costs will be deferred and amortized over ten years. Rate recognition of the related amortization expense will not begin until after a prudence review in a general rate case.

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

     In July 2003, the Company exercised its right to redeem the remaining $28 million of outstanding ROARS. The funds used to repurchase the ROARS and pay the accrued interest thereon are reflected in the Company's Statements of Financial Position as restricted cash at June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS  OF  OPERATIONS

     SEMCO Energy, Inc. and its subsidiaries (the "Company") had net losses of $20.6 million (or $1.09 per share) and $10.0 million (or $0.53 per share) for the three and six months ended June 30, 2003, respectively, compared to net income of $45,000 (or breakeven on a per share basis) and $11.4 million (or $0.62 per share) for the three and six months ended June 30, 2002, respectively. The results for the three and six months ended June 30, 2003 includes an expense of $24 million ($15.6 million net of taxes) incurred in the second quarter of 2003 for debt exchange and extinguishment costs. For further information on debt exchange and extinguishment costs, refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements. All references to earnings per share in this Management's Discussion and Analysis are on a diluted basis. For information related to the calculation of diluted earnings per share, refer to Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements.
     The Company had a net loss of $12.4 million (or $0.66 per share) for the twelve months ended June 30, 2003 compared to a net loss of $.7 million (or $0.04 per share) for the twelve months ended June 30, 2002. The results for the twelve months ended June 30, 2003 include the impact of the debt exchange and extinguishment costs, as discussed above. The results for the twelve months ended June 30, 2002 include several unusual items, which reduced net income by $10.8 million. The unusual items include losses from discontinued operations, restructuring charges, asset impairments and other unusual items. Refer to Management's Discussion and Analysis and Note 14 of the Notes to the Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-K for further information regarding these unusual items.
     The Company operates four reportable business segments: (1) gas distribution; (2) construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "Diversified Businesses." Refer to Note 5 of the Condensed Notes to the Unaudited Consolidated Financial Statements for further information regarding business segments and a summary of operating revenues and operating income by business segment.
     The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual income is earned during the first and fourth quarters of the year. In addition, the Company's construction services business segment is also seasonal in nature and earns most of its income during the summer and fall months and incurs losses during the winter and spring months. Therefore, the Company's results of operations for the three and six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of results for a full year.
     The business segment analyses and other discussions on the next several pages provide additional information regarding variations in operating results when comparing the three, six and twelve-month periods ended June 30, 2003 to the same periods of the prior year. The Company evaluates the performance of its business segments based on the operating income generated. Operating income does not include income taxes, interest expense, discontinued operations or other non-operating income and expense items. A review of the non-operating items follows the business segment discussions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


RESULTS  OF  OPERATIONS  (CONTINUED)


                                                     Three Months Ended     Six Months Ended    Twelve Months Ended
                                                          June 30,              June 30,              June 30,
                                                    --------------------  --------------------  --------------------
                                                      2003       2002       2003       2002       2003       2002
                                                    ---------  ---------  ---------  ---------  ---------  ---------
                                                                (in thousands, except per share amounts)

Operating revenues . . . . . . . . . . . . . . . .  $ 99,525   $106,100   $306,629   $262,011   $525,583   $471,344
  Restructuring & impairment charges . . . . . . .         -          -          -          -          -      6,103
  Other operating expenses . . . . . . . . . . . .    95,738     95,759    275,363    223,051    476,568    412,901
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Operating income . . . . . . . . . . . . . . . . .  $  3,787   $ 10,341   $ 31,266   $ 38,960   $ 49,015   $ 52,340
  Other income & (deductions). . . . . . . . . . .   (32,301)    (6,768)   (39,560)   (14,117)   (54,473)   (29,213)
  Income tax (expense) benefit . . . . . . . . . .    10,033     (1,378)     2,637     (9,168)     1,666     (9,521)
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before dividends on trust preferred
  securities & discontinued operations . . . . . .  $(18,481)  $  2,195   $ (5,657)  $ 15,675   $ (3,792)  $ 13,606
  Dividends on trust preferred
    securities, net of income tax. . . . . . . . .    (2,150)    (2,150)    (4,300)    (4,300)    (8,601)    (8,603)
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations . . . . .  $(20,631)  $     45   $ (9,957)  $ 11,375   $(12,393)  $  5,003
Income (loss) from discontinued
  operations, net of income taxes. . . . . . . . .         -          -          -          -         10     (5,706)
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss) available to common
  shareholders . . . . . . . . . . . . . . . . . .  $(20,631)  $     45   $ (9,957)  $ 11,375   $(12,383)  $   (703)
                                                    =========  =========  =========  =========  =========  =========

Earnings per share - basic
  Income (loss) from continuing operations . . . .  $  (1.09)  $      -   $  (0.53)  $   0.62   $  (0.66)  $   0.27
  Net income (loss) available to
    common shareholders. . . . . . . . . . . . . .  $  (1.09)  $      -   $  (0.53)  $   0.62   $  (0.66)  $  (0.04)

Earnings per share - diluted
  Income (loss) from continuing operations . . . .  $  (1.09)  $      -   $  (0.53)  $   0.62   $  (0.66)  $   0.27
  Net income (loss) available to
    common shareholders. . . . . . . . . . . . . .  $  (1.09)  $      -   $  (0.53)  $   0.62   $  (0.66)  $  (0.04)

Average common shares outstanding
  Basic. . . . . . . . . . . . . . . . . . . . . .    18,988     18,431     18,884     18,374     18,726     18,261
  Diluted. . . . . . . . . . . . . . . . . . . . .    18,988     18,472     18,884     18,400     18,726     18,261


THE  IMPACT  OF  WEATHER

     The Company's largest business segment is natural gas distribution and, as a result, temperature fluctuations have a significant impact on operating results. The Company believes that information about the estimated impact on operating results of warmer or colder than normal temperatures is useful for fully understanding the Company's gas distribution business. For further information about the estimated impact of warmer or colder than normal weather and how such information is calculated, refer to the Management's Discussion and Analysis - Results of Operations section in the Company's 2002 Annual Report on Form 10-K.
     Temperatures during the three and six-month periods ended June 30, 2003 were warmer than normal in Alaska and colder than normal in Michigan. The Company has estimated that the impact of the warmer than normal temperatures in Alaska and the colder than normal temperatures in Michigan offset one another and thus had little impact on net income for the three months and six months ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


THE  IMPACT  OF  WEATHER  (CONTINUED)

      By comparison, during the second quarter of 2002, temperatures were colder than normal in both Alaska and Michigan. During the first six months of 2002, temperatures were slightly colder than normal in Alaska and warmer than normal in Michigan. The Company has estimated that the variations from normal temperatures in Alaska and Michigan combined, increased net income by approximately $.8 million during the second quarter of 2002 and decreased net income approximately $1.5 million during the six months ended June 30, 2002.


GAS  DISTRIBUTION

     The Company's gas distribution business segment consists of operations in Michigan and Alaska. The Michigan operation is sometimes referred to as "SEMCO Gas" and the Alaska operation is sometimes referred to as "ENSTAR." These operations are referred to together as the "Gas Distribution Business."
     Operating income for the Gas Distribution Business was $6.1 million for the quarter ended June 30, 2003, compared to operating income of $8.5 million for the quarter ended June 30, 2002.


                                        Three Months Ended     Six Months Ended     Twelve Months Ended
                                             June 30,              June 30,              June 30,
                                       --------------------  --------------------  --------------------
                                         2003       2002       2003       2002       2003       2002
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                            (dollars in thousands)

Gas sales revenues. . . . . . . . . .  $ 73,163   $ 63,869   $254,679   $186,092   $404,242   $311,220
Cost of gas sold. . . . . . . . . . .    51,187     40,509    188,346    119,292    289,476    195,638
                                       ---------  ---------  ---------  ---------  ---------  ---------
  Gas sales margin. . . . . . . . . .  $ 21,976   $ 23,360   $ 66,333   $ 66,800   $114,766   $115,582
Gas transportation revenue. . . . . .     5,929      5,646     14,113     13,961     25,859     26,447
Other operating revenue . . . . . . .     1,030        840      2,142      1,754      3,737      3,079
                                       ---------  ---------  ---------  ---------  ---------  ---------
  Gross margin. . . . . . . . . . . .  $ 28,935   $ 29,846   $ 82,588   $ 82,515   $144,362   $145,108
Restructuring charges . . . . . . . .         -          -          -          -          -      1,051
Other operating expenses. . . . . . .    22,867     21,311     45,987     43,788     87,412     87,838
                                       ---------  ---------  ---------  ---------  ---------  ---------
Operating income. . . . . . . . . . .  $  6,068   $  8,535   $ 36,601   $ 38,727   $ 56,950   $ 56,219
                                       =========  =========  =========  =========  =========  =========


Volumes of gas sold (MMcf). . . . . .    10,785     11,645     40,545     38,207     67,395     64,573
Volumes of gas transported (MMcf) . .     9,682     10,939     22,598     22,990     44,529     44,133
Number of customers at end of period.   384,980    377,480    384,980    377,480    384,980    377,480
Degree Days
  Alaska. . . . . . . . . . . . . . .     1,545      1,863      4,976      5,672      8,696     10,650
  Michigan. . . . . . . . . . . . . .     1,041      1,039      4,647      4,043      7,272      6,232
Percent colder (warmer) than normal
  Alaska. . . . . . . . . . . . . . .     (3.5)%      15.1%    (10.9)%       1.0%    (14.3)%       3.8%
  Michigan. . . . . . . . . . . . . .       9.8%      10.6%      10.6%     (3.8)%       8.2%     (8.1)%

     The  amounts  in  the  above  table  include  intercompany  transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     GAS SALES MARGIN - During the three and six months ended June 30, 2003, gas sales margin decreased by approximately $1.4 million and $.5 million when compared to the same periods in 2002. The decrease during the second quarter of 2003, when compared to the second quarter of 2002 was due primarily to the impact of a reduction in customer rates at ENSTAR effective in September 2002, warmer temperatures and a decrease in gas cost savings realized. The impact of these factors was offset partially by the addition of new customers and the impact of an increase in customer rates, effective in May 2003, for customers located in the Company's service areas regulated by the Michigan Public Service Commission ("MPSC") ("MPSC Customers").
     The items discussed above that contributed to the decrease in quarterly results also contributed to the decrease in six-month results, with the exception of temperatures, which were colder than normal and therefore partially offset the other items that contributed to the decrease in gas sales margin. In addition, these factors were also partially offset by the impact of all remaining customers switching from the Company's aggregated transportation service ("ATS") program back to gas sales service when the ATS program ended in March 2002.
     During the twelve months ended June 30, 2003, gas sales margin decreased by $.8 million when compared to the same period in 2002. The decrease was due primarily to the same items that contributed to the variances in six-month results, as discussed above.
     Under the terms of certain of the Company's third-party natural gas supply and management agreements for its Michigan operations, certain gas cost savings are passed through to the Company. One such contract expired on March 31, 2002 and was not renewed. As a result, a large portion of the gas cost savings realized during the first half of 2002 was non-recurring.
     The reduction in customer rates at ENSTAR was required by an Order issued by the Regulatory Commission of Alaska ("RCA"). The RCA Order was based on an RCA rate review. The rate reduction took effect in September 2002 and generally reduces gas sales margins at ENSTAR by approximately 3.6%.
     The increase in customer rates for MPSC customers was the result of a settlement agreement reached with the MPSC. The settlement took effect May 3, 2003 and generally increases gas sales margins generated from MPSC Customers by approximately 4.8%.
     The ATS program for residential customers was effective from April 1, 1999 through March 31, 2002. A program similar to the ATS program, referred to as the Gas Customer Choice program, was opened to customers on October 1, 2002. These programs provide Michigan residential customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees. Distribution and customer fees associated with customers who switched to third-party gas suppliers were recorded in gas transportation revenue rather than gas sales revenue because the Company acted as a transporter for those customers. During 2001 and 2002, certain ATS customers switched back to the Company's gas sales service because the third-party suppliers they were utilizing stopped participating in the ATS program primarily due to significant fluctuations in the market price of natural gas. When the ATS program for residential customers ended on March 31, 2002, all remaining ATS customers became gas sales customers because they were turned back to the Company by their third-party gas suppliers. Currently, there are no third-party gas suppliers providing service under the Gas Customer Choice program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     GAS TRANSPORTATION REVENUE - For the three and six months ended June 30, 2003, gas transportation revenue increased by $.3 million and $.2 million, respectively, when compared to the same periods ended June 30, 2002. The primary reasons for these increases were due to an increase in normal transportation volumes partially offset by the rate reduction at ENSTAR and the impact of ATS customers switching from the ATS program back to gas sales service in Michigan in the first quarter of 2002. As discussed above, under the ATS program, the Company charged ATS customers the same distribution fees and customer fees that were charged to gas sales service customers. Gas transportation revenue decreased by $.6 million for the twelve months ended June 30, 2003, when compared to the same period ended June 30, 2002. The primary reasons for the decrease were the rate reduction at ENSTAR and the impact of ATS customers switching from the ATS program back to gas sales service in Michigan during the last half of 2002 and the first quarter of 2003.

     OTHER OPERATING REVENUE - Other operating revenue for the three, six and twelve months ended June 30, 2003, was $1.0 million, $2.1 million and $3.7 million, respectively, compared to $.8 million, $1.8 million and $3.1 million for the same periods ended June 30, 2002, respectively. The $.2 million and $.3 million increases for the three and six months ended June 30, 2003 were due primarily to an increase in miscellaneous services fees, offset partially by a reduction in ATS balancing fees as a result of remaining ATS customers switching back to gas sales service in the first quarter of 2002. The $.7 million increase for the twelve months ended June 30, 2003 was due to the same items discussed above plus an increase in fees on new transmission pipelines in service.

     OPERATING EXPENSES - Operating expenses of the Gas Distribution Business for the three and six months ended June 30, 2003 increased by $1.6 million and $2.2 million, respectively, when compared to the three and six months ended June 30, 2002. These increases are due primarily to higher employee benefit costs, including pension expense, health care costs and retiree medical costs, increased commercial insurance costs and bad debt expense.
     Operating expenses for the twelve months ended June 30, 2003 decreased by $1.5 million when compared to the twelve months ended June 30, 2002. Contributing to this decrease is approximately $1.1 million of restructuring charges included in the results for the twelve months ended March 31, 2002. The remainder of the decrease was primarily the result of a decrease in goodwill amortization expense of $1.8 million. These decreases were offset partially by an increase in depreciation expense of $1.1 million and an increase in general business tax expenses of $.2 million. The decrease in goodwill amortization was due to its elimination effective January 1, 2002 as a result of the adoption of SFAS 142. For further information on SFAS 142 and its impact on goodwill, see
Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements. General business tax expense increased due primarily to property taxes on additional property, plant and equipment placed in service. The increase in depreciation expense was also due primarily to additional property, plant and equipment placed in service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


GAS  DISTRIBUTION  (CONTINUED)

     REGULATORY MATTERS - On May 2, 2003, the MPSC approved a settlement agreement, authorizing the Company to implement revised rates for the sale and transportation of natural gas and to revise its depreciation rates and practices. The settlement establishes a revenue requirement of $71.9 million based on a 2003 projected test year and an increase in the return on its common equity from 10.75% to 11.40%. The settlement also provides for a) the elimination of the reverse taper incentive mechanism so that the Company is no longer required to refund revenues to customers above the return on common equity, b) no potential refund to customers for property tax expense based on lower state property tax tables and c) an increase in the monthly service charge from $7.00 to $9.50 per month for residential customers. The increase in the monthly service charge will help reduce the impact to the Company and its customers of colder or warmer than normal weather. The new authorized rates, which became effective May 3, 2003, are expected to increase annual revenue by $3.4 million and decrease annual depreciation expense by $1.4 million.
     The Company received a rate order in August 2002, which set ENSTAR's revenue requirement and included a 12.55% authorized return on equity. After receiving the order, ENSTAR filed the rate design portion of the case. An order on the rate design was issued on May 21, 2003 and provides for decreases to residential, power plant and industrial customers and an increase to commercial customers. The design also increases the monthly customer service charges over a 3-year period. For example, the monthly service charge for residential customers was increased from $4.50 to $7.00 and will increase to $8.00 and $9.00 over the next two years. These higher monthly charges will help mitigate the impact of weather on ENSTAR's financial results.


CONSTRUCTION  SERVICES

     The Company's Construction Services business ("Construction Services") is seasonal. As a result, it generally incurs operating losses during the winter and spring months when underground construction and related services are inhibited by weather, and generates the majority of its operating income during the summer and fall months.


                                     Three Months Ended  Six Months Ended   Twelve Months Ended
                                          June 30,           June 30,            June 30,
                                     ------------------  -----------------  -------------------
                                       2003      2002      2003     2002      2003       2002
                                     --------   -------  --------  -------  ---------  --------
                                                           (in thousands)

Operating revenues. . . . . . . . .  $19,864    $36,524  $34,976   $62,105  $ 92,125   $136,313
Restructuring & impairment charges.        -          -        -         -         -      3,098
Other operating expenses. . . . . .   21,745     34,585   40,497    61,476   100,274    132,963
                                     --------   -------  --------  -------  ---------  --------
Operating income (loss) . . . . . .  $(1,881)   $ 1,939  $(5,521)  $   629  $ (8,149)  $    252
                                     ========   =======  ========  =======  =========  ========

Feet of pipe installed. . . . . . .      976      1,189    1,427     2,244     4,381      6,983
                                     ========   =======  ========  =======  =========  ========

     The  amounts  in  the  above  table  include  intercompany  transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


CONSTRUCTION  SERVICES  (CONTINUED)

     OPERATING REVENUES - The operating revenues of Construction Services for the three and six months ended June 30, 2003 were $19.9 million and $35.0 million, respectively which represent a $16.7 million and $27.1 million decrease in comparison to the same periods ended June 30, 2002. These decreases were due, in part, to a reduction of projects in the southern division of Construction Services and the cessation of construction operations in certain unprofitable regions of the mid-western division. During the first and second quarters of last year, the southern division of Construction Services experienced an acceleration of work on projects that had been scheduled for the last half of 2002, which caused a significant increase in revenues during the first and second quarters of 2002. Construction Services also has bid on numerous projects in 2003 but has not experienced the expected level of success in being awarded these projects due to the current level of competition in the industry. In addition, lower work levels in the mid-western division due to cold weather also contributed to the decrease in six-month revenues. The colder than normal temperatures in the mid-western regions of the United States kept frost levels deep during the entire first quarter of 2003, which inhibited construction activity during that period.
     The operating revenues of Construction Services for the twelve-month period ended June 30, 2003 and 2002 were $92.1 million and $136.3 million, respectively. The decrease of $44.2 million was due in part to customers in the mid-western and southern regions of the country delaying projects in the latter part of 2002 in light of the generally depressed economy and their own financial considerations. Contributing also to the decrease were the reasons previously discussed for the decrease in revenues during the first half of 2003.

     OPERATING INCOME - Construction Services had an operating loss of $1.9 million and $5.5 million for the three and six months ended June 30, 2003 compared to operating income of $1.9 million and $.6 million for the same periods ended June 30, 2002. The decreases of $3.8 million and $6.1 million, respectively, were due primarily to the same items discussed above which caused the decrease in operating revenues during the three and six months ended June 30, 2003.
     Construction Services had an operating loss of $8.1 million for the twelve months ended June 30, 2003, compared to operating income of $.3 million for the twelve months ended June 30, 2002. The decrease of $8.4 million is due primarily to the same items discussed above which caused the decrease in operating revenues for the twelve months ended June 30, 2003. In addition, the Company experienced lower than expected margins on some of the work performed and higher than anticipated costs on some projects during the twelve months ended June 30, 2003. The Company believes that the softening economy caused many customers to delay or cancel certain construction projects during 2002, which changed the mix of work available to Construction Services. The mix of work during the twelve months ended June 30, 2003 included more lower margin work at certain business units because of the competition for the limited supply of available work. The reduced construction activity also eroded margins because of the time lag required to reduce the staffing levels and other fixed costs, which were required for the previously higher level of revenues. In addition, the operating performance in certain regions of Construction Services was below the Company's profitability expectations and, therefore, the Company ceased operations in several of these under performing regions in late 2002 and early 2003. These factors were partially offset by the non-recurrence during the twelve months ended June 30, 2002 of $3.3 million of restructuring charges, impairments and other unusual charges incurred in the fourth quarter of 2001.

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


                           Three Months Ended  Six Months Ended  Twelve Months Ended
                                June 30,           June 30,            June 30,
                           ------------------  ----------------  -------------------
                            2003        2002    2003      2002    2003         2002
                           ------      ------  ------    ------  ------       ------
                                                (in thousands)

Operating revenues. . . .  $2,268      $2,317  $4,422    $4,578  $9,462       $9,705
Restructuring charges . .       -           -       -         -       -           20
Other operating expenses.   2,111       2,174   4,045     4,259   8,802        9,172
                           ------      ------  ------    ------  ------       ------
Operating income. . . . .  $  157      $  143  $  377    $  319  $  660       $  513
                           ======      ======  ======    ======  ======       ======

     The  amounts  in  the  above  table  include  intercompany  transactions.

     OPERATING REVENUES - Operating revenues for IT Services for the three months ended June 30, 2003 were $2.3 million, which was essentially unchanged from revenues for the three months ended June 30, 2002. Of these amounts, $1.7 million and $1.9 million for these same periods, respectively, represent sales to affiliates. Operating revenues for IT Services for the six months ended June 30, 2003 were $4.4 million compared to $4.6 million for the six months ended June 30, 2002. Of these amounts, $3.2 million and $3.7 million for these same periods, respectively, represent sales to affiliates. Operating revenues for the twelve months ended June 30, 2003 were $9.5 million, compared to $9.7 million for the twelve months ended June 30, 2002. Of these amounts, $7.1 million and $8.2 million for these same periods, respectively, represent sales to affiliates.
     The decreases in operating revenues of $.2 million for the six and twelve months ended June 30, 2003, when compared to the same periods ended June 30, 2002, were due primarily to fewer special projects with affiliate customers offset partially by an increase in business with non-affiliate customers.

     OPERATING INCOME - Operating income for the three months ended June 30, 2003, when compared to the same period ending June 30, 2002, remained largely unchanged. Operating income for the six months ended June 30, 2003, when compared to the same period ending June 30, 2002, increased by less than $.1 million. Operating income for the twelve months ended June 30, 2003 increased by approximately $.1 million, compared to the same period ended June 30, 2002. The increases for the six- and twelve-month periods ended June 30, 2003 were due primarily to an increase in business with non-affiliate customers and a decrease in business taxes, offset partially by an increase in depreciation and amortization expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


PROPANE,  PIPELINES  AND  STORAGE


                     Three Months Ended  Six Months Ended  Twelve Months Ended
                          June 30,           June 30,            June 30,
                     ------------------  ----------------  -------------------
                      2003        2002    2003      2002    2003         2002
                     ------      ------  ------    ------  ------       ------
                                          (in thousands)

Operating revenues.  $1,414      $1,416  $4,241    $3,654  $7,645       $6,979
Operating expenses.   1,091       1,035   3,020     2,664   5,468        5,200
                     ------      ------  ------    ------  ------       ------
Operating income. .  $  323      $  381  $1,221    $  990  $2,177       $1,779
                     ======      ======  ======    ======  ======       ======


     OPERATING REVENUES - The operating revenues of the Company's propane, pipelines and storage business for the three, six and twelve-month periods ended June 30, 2003 were $1.4 million, $4.2 million and $7.6 million, respectively, compared to $1.4 million, $3.7 million and $7.0 million, respectively, for the same periods ended June 30, 2002. The increases for the six and twelve-month periods were due primarily to higher propane distribution revenues resulting from colder weather in the Company's propane distribution service area, which increased propane sales, and an increase in the market price for propane.

     OPERATING INCOME - Operating income from the propane, pipelines and storage business for the second quarter of 2003 decreased by less than $.1 million when compared to the same period in 2002. Operating income for the six and twelve month ended June 30, 2003, when compared to the same periods in 2002, increased by approximately $.2 million and $.4 million, respectively. These increases were due primarily to colder weather during the first quarter of 2003 and the fourth quarter of 2002, which increased propane sales and margins. Also contributing to the increase were lower business taxes in 2003, partially offset by an increase in depreciation expense.


OTHER  INCOME  AND  DEDUCTIONS


                                         Three Months Ended     Six Months Ended     Twelve Months Ended
                                               June 30,             June 30,              June 30,
                                         -------------------  --------------------  --------------------
                                           2003       2002      2003       2002       2003       2002
                                         ---------  --------  ---------  ---------  ---------  ---------
                                                                 (in thousands)

Interest expense. . . . . . . . . . . .  $ (9,052)  $(7,477)  $(17,009)  $(15,151)  $(33,126)  $(31,216)
Debt exchange and extinguishment costs.   (24,030)        -    (24,030)         -    (24,030)         -
Other income. . . . . . . . . . . . . .       781       709      1,479      1,034      2,683      2,003
                                         ---------  --------  ---------  ---------  ---------  ---------
  Total other income (deductions) . . .  $(32,301)  $(6,768)  $(39,560)  $(14,117)  $(54,473)  $(29,213)
                                         ---------  --------  ---------  ---------  ---------  ---------


     INTEREST EXPENSE - Interest expense for the three, six and twelve months ended June 30, 2003 increased by $1.6 million, $1.9 million and $1.9 million, respectively, when compared to the same periods ended June 30, 2002. These increases in interest expense were due primarily to a) higher long-term debt balances in the second quarter of 2003 as a result of the refinancing of the Company's long-term debt, as discussed below, b) an increase in bank fees relating to our short-term debt facilities and c) an increase in amortization expenses for debt issuance costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


OTHER  INCOME  AND  DEDUCTIONS  (CONTINUED)

     DEBT EXCHANGE AND EXTINGUISHMENT COSTS - For the three, six and twelve months ended June 30, 2003, the Company's Consolidated Statements of Operations reflect $24 million of debt exchange and extinguishment costs. In the second quarter of 2003, the Company completed a refinancing of its long-term debt through the issuance of new senior unsecured notes and the exchange and repurchase of existing notes. In connection with the repurchase of existing notes, the Company paid approximately $24 million for make-whole premiums or similar amounts. For further information regarding the refinancing and the debt exchange and extinguishment costs refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements.

     OTHER INCOME - Other income for the three, six and twelve months ended June 30, 2003 increased by approximately $.1 million, $.4 million and $.7 million, respectively, when compared to the same periods ended June 30, 2002. The increase for the three and six-month periods ended June 30, 2003, in comparison to the same periods ended June 30, 2002, was due primarily to net gains on the sale of equipment, compared to net losses during the first half of 2002. The increase during the twelve months ended June 30, 2003 when compared to the same period of 2002, was due primarily to an increase in net gains on the sale of equipment and income from an engineering project performed by the Gas Distribution business for a third party.


INCOME  TAXES

     Income tax expense for the three, six and twelve-month periods ended June 30, 2003 decreased by $11.4 million, $11.8 million and $11.2 million, respectively, when compared to the same periods ended June 30, 2002. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes and dividends on trust preferred securities and any adjustments necessary for compliance with tax laws and regulations.


DIVIDENDS  ON  TRUST  PREFERRED  SECURITIES,  NET  OF  INCOME  TAX

     Dividends on trust preferred securities, net of Income taxes, for the three, six and twelve-month periods ended June 30, 2003 were essentially unchanged at $2.1 million, $4.3 million and $8.6 million when compared to the same periods ended June 30, 2002.


LIQUIDITY  AND  CAPITAL  RESOURCES

     CASH FLOWS USED FOR INVESTING - The following table identifies capital investments for the six and twelve months ended June 30, 2003 and 2002:


                                                         Six Months Ended  Twelve Months Ended
                                                             June 30,           June 30,
                                                         ----------------  -------------------
                                                          2003     2002     2003        2002
                                                         -------  -------  -------     -------
Capital investments:
  Property additions - gas distribution . . . . . . . .  $11,322  $13,631  $27,663     $30,037
  Property additions - diversified businesses and other      935    2,686    3,254      13,413
                                                         -------  -------  -------     -------
                                                         $12,257  $16,317  $30,917     $43,450
                                                         =======  =======  =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

     The Company's expenditures for property additions were approximately $12.3 million for the first half of 2003. Expenditures for property additions during the remainder of 2003 are anticipated to be approximately $21.0 million.

     CASH FLOWS PROVIDED BY OPERATIONS - Net cash provided by operating activities for the six and twelve months ended June 30, 2003, when compared to the same periods of the prior year, increased by $3.6 million and decreased by $ ..6 million, respectively. The change in operating cash flows is influenced significantly by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments.

     CASH FLOWS PROVIDED BY FINANCING - Net cash provided by financing activities during the six and twelve-month periods ended June 30, 2003 decreased by $6.8 million and $6.9 million, respectively, when compared to the same periods ended June 30, 2002.


                                                     Six Months Ended      Twelve Months Ended
                                                          June 30,               June 30,
                                                   ---------------------  ---------------------
                                                      2003       2002        2003       2002
                                                   ----------  ---------  ----------  ---------
Cash provided by (used for) financing activities:
  Issuance of common stock. . . . . . . . . . . .  $   1,902   $  1,944   $   3,600   $  4,236
  Net cash change in notes payable. . . . . . . .    (65,103)   (21,301)    (29,924)    15,305
  Isuance of long-term debt, net of expenses. . .    197,713          -     226,703       (142)
  Repayment of long-term debt . . . . . . . . . .   (110,090)         -    (140,215)       (10)
  Debt exchange and extinguishment costs. . . . .    (24,030)         -     (24,030)         -
  Restricted cash for long-term debt retirements.    (28,000)         -     (28,000)         -
  Payment of dividends on common stock. . . . . .     (4,706)    (6,136)     (9,346)   (13,745)
                                                   ----------  ---------  ----------  ---------
                                                   $ (32,314)  $(25,493)  $  (1,212)  $  5,644
                                                   ==========  =========  ==========  =========

     In June 2003, the Company's Board of Directors changed the annual dividend rate on the common stock of the Company from $0.50 to $0.30 per share and declared a regular quarterly cash dividend of $0.075 per share on the Company's common stock. The dividend is payable on August 15, 2003 to shareholders of record at the close of business on August 1 , 2003.
     The Company completed an offering of an aggregate of $300 million of senior unsecured notes. The Company used approximately $92.3 million of the new notes in an exchange for other outstanding debt of the Company. The debt exchange was a non-cash financing activity and therefore is not reflected in cash flows provided by financing activities. Refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements for further information regarding the debt exchange and the use of the remaining proceeds from the $300 million offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

     FUTURE FINANCING - In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of its short-term bank credit facility. When appropriate, the Company will refinance its short-term debt with long-term debt, common stock or other long-term financing instruments. During the second quarter of 2003, the Company amended its bank credit facility to permit the issuance of additional debt securities, to increase the facility from $145 million to $155 million and to extend the maturity date of the 364-day component of the facility to May 20, 2004. The $155 million bank credit facility consists of an $85.5 million multi-year revolver, which expires in June 2005, and a $69.5 million 364 day facility, with a one year term loan option. Refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements for additional information regarding the bank credit facility. On June 30, 2003, $97.8 million of the Company's bank credit facility was unused.
     In March 2000, a registration statement on Form S-3 ("registration statement") filed by the Company and SEMCO Capital Trust I, SEMCO Capital Trust II and SEMCO Capital Trust III ("Capital Trusts") with the Securities and Exchange Commission became effective. On June 30, 2003, there was $134 million available under the Company's registration statement for any future issuances of common stock, preferred stock, trust preferred securities and long-term debt.
     The Company has 10.1 million FELINE PRIDES securities outstanding at June 30, 2003. Each FELINE PRIDES consists of a stock purchase contract of the Company and a 9% trust preferred security (9% TPS"). Under the terms of each stock purchase contract, the FELINE PRIDES holder is obligated to purchase common stock of the Company in August 2003. The distribution rate on the 9% TPS is also subject to a rate reset in August 2003. Refer to Note 4 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-K for further information regarding the terms of the stock purchase contracts and 9% TPS.
     Covenants contained in the Company's amended bank credit facility require maintenance of a minimum net worth of $215.0 million, a fixed-charge coverage ratio of at least 1.2 until September 30, 2003, at least 1.33 until March 31, 2004 and 1.5 thereafter, and a debt-to-capitalization ratio of less than 0.70 until the earlier of March 31, 2004 or the sale of Alaska Pipeline Company, at which time the debt-to-capitalization ratio must be less than 0.65. As of June 30, 2003, the Company was in compliance with all debt covenants. Failure to comply with such covenants may result in a default with respect to the related debt and could lead to the acceleration of such debt or any instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. In such a case, there can be no assurance that the Company would be able to refinance or otherwise repay such indebtedness.
     The Company's ratio of earnings to fixed charges, as defined under Item 502 of SEC Regulation S-K, was .60 for the twelve months ended June 30, 2003. This ratio is more strictly defined than the fixed charge coverage ratio used to determine compliance with the Company's previously discussed debt covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

     OTHER MATTERS - The Company has been discussing the sale of Alaska Pipeline Company (APC) with potential buyers. APC, a wholly owned subsidiary of SEMCO ENERGY, delivers natural gas from several producing fields in south central Alaska to ENSTAR Natural Gas Company's distribution system. APC has no employees and ENSTAR is its only customer. Under the Company's proposed terms of a sale, ENSTAR would continue to operate and manage APC's transmission pipelines. A sales transaction acceptable to the Company would be expected to close in the latter half of 2003, subject to various approvals, including approval by the Regulatory Commission of Alaska. Proceeds of the potential sale would be used to reduce SEMCO's outstanding debt obligations. It is anticipated that rates to customers, the services offered, pipeline operations and staffing would not change as a result of a sale. The book value of the APC assets the Company expects to be part of a sale was approximately $90 million as of June 30, 2003. The Company has not entered into any agreement with respect to the sale of APC and such sale may not occur unless the Company is able to sell APC on terms acceptable to it. APC is an integral part of ENSTAR's ongoing operations, and for the foreseeable future, ENSTAR will use APC to deliver its gas supply.


NEW  ACCOUNTING  STANDARDS

     See Note 1 of the Notes to the Financial Statements, which is incorporated herein by reference.



ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     Not  applicable.



ITEM  4.     CONTROLS  AND  PROCEDURES.

     Disclosure Controls and Procedures - As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the review of the disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company that is required to be included in the periodic SEC filings.

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

     None


ITEM  2.          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     During the second quarter of 2003, the Company issued an aggregate of 7,056 shares of unregistered common stock to the members of its Board of Directors in exchange for services rendered, valued at $32,729.
     The preceding transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM  3.          DEFAULT  UPON  SENIOR  SECURITIES.

          Not  applicable.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITYHOLDERS.

     At the April 15, 2003 Annual Meeting of Common Shareholders, the following nominees were elected as directors to hold office for a term of three years:

        Name                      Votes  For           Votes  Withheld
        ----                      ----------           ---------------
John  T.  Ferris . . . . . . .    13,197,347             1,246,169
Michael  O.  Frazer. . . . . .    13,046,425             1,397,091
Frederick  S.  Moore . . . . .    13,038,528             1,404,988
Edith  A.  Stotler . . . . . .    12,993,010             1,450,506


ITEM  5.          OTHER  INFORMATION.

          Not  applicable.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     List  of  Exhibits  -  (See  page  33  for  the  Exhibit  Index.)

            12     Ratio  of  Earnings  to  Fixed  Charges.
            31.1   CEO  Certification,  as  Adopted  Pursuant  to  Section  302
                   of  the  Sarbanes-Oxely  Act  of  2002.
            31.2   CFO  Certification,  as  Adopted  Pursuant  to  Section  302
                   of  the  Sarbanes-Oxely  Act  of  2002.
            32.1   CEO  Certification  Pursuant  to  18  U.S.C. Section 1350, as
                   Adopted  Pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002.
            32.2   CFO  Certification  Pursuant  to  18  U.S.C. Section 1350, as
                   Adopted  Pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002.

ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K  (CONTINUED).

     (b)     Reports  on  Form  8-K.

     The Company filed the following Form 8-K Reports during the second quarter of 2003: (1) report filed on May 2, 2003 to announce its first quarter 2003 results and the potential sale of Alaska Pipeline Company, a wholly owned subsidiary of the Company (2) report filed on May 7, 2003 to announce that the Company was planning a $300 million debt offering along with an amendment to its existing bank credit facilities (3) report filed on May 22, 2003 to announce that the Company had completed $300 million in debt offerings along with an amendments to its existing bank credit facilities and (4) report filed on June 24, 2003 to announce a change in the annual dividend rate and revised earnings guidance.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEMCO  ENERGY,  INC.
                                            (Registrant)


Dated:  August  12,  2003
                                        By:  /s/John  E.  Schneider
                                           -------------------------------------
                                           John  E.  Schneider
                                           Senior  Vice  President and Principal
                                           Financial  Officer

                                  EXHIBIT INDEX
                                    Form 10-Q
                               Second Quarter 2003


 Exhibit
   No.       Description                                   Filed  Herewith
--------     -----------                                   ---------------
  12         Ratio  of  Earnings  to  Fixed  Charges.             x
  31.1       CEO Certification, as Adopted Pursuant to
             Section 302 of the Sarbanes-Oxely Act
             of 2002.                                             x
  31.2       CFO Certification, as Adopted Pursuant to
             Section 302 of the Sarbanes-Oxely Act
             of 2002.                                             x
  32.1       CEO Certification Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act
             of 2002.                                             x
  32.2       CFO Certification Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act
             of 2002.                                             x
