Form 10-Q
period 2003-09-30
SEMCO ENERGY INC
filed 2003-11-14
CIK 277158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________________ to ____________________________

Commission File Number: 001-15565

SEMCO Energy, Inc. (Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2144267 (I.R.S. Employer Identification No.)

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

The number of outstanding shares of the Registrant’s common stock as of October 31, 2003: 27,964,121

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections of SEMCO Energy, Inc. and its subsidiaries (the "Company"). Statements that are not historical facts, including without limitation, statements about the Company's outlook, beliefs, plans, goals and expectations, are forward-looking statements. In addition, these forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negatives of these terms or variations of them or similar terminology. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. Although we believe that the expectations reflected in these forward looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) the economic climate and growth in the geographical regions where the Company does business; (iii) the capital intensive nature of the Company's business; (iv) increased competition within the energy industry as well as from alternative forms of energy; (v) the timing and extent of changes in commodity prices for natural gas and propane; (vi) the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates; (vii) the Company's ability to bid on and win construction contracts; (viii) the impact of energy prices on the amount of projects and business available to the Company’s construction services business; (ix) the nature, availability and projected profitability of potential investments available to the Company; (x) the Company's ability to remain in compliance with its debt covenants and accomplish its financing objectives in a timely and cost-effective manner in light of changing conditions in the capital markets; (xi) the Company's ability to operate acquired businesses in accordance with its plans and (xii) the Company’s ability to effectively execute its strategic plan.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,

	2003	2002	2003	2002	2003	2002

OPERATING REVENUES
Gas sales	$42,347	$34,616	$297,025	$220,708	$411,972	$313,689
Gas transportation	5,668	5,051	19,781	19,012	26,476	26,567
Construction services	22,615	30,730	52,966	86,510	73,821	115,380
Other	2,604	2,296	10,091	8,474	13,855	11,596

	73,234	72,693	379,863	334,704	526,124	467,232

OPERATING EXPENSES
Cost of gas sold	25,527	20,075	213,873	139,367	294,928	198,595
Operations and maintenance	36,230	41,157	99,434	121,131	134,956	163,778
Depreciation and amortization	8,798	8,834	26,749	26,487	35,599	35,689
Property and other taxes	3,099	2,973	8,961	9,105	11,700	12,011
Goodwill impairment charge	17,649	-	17,649	-	17,649	-
Restructuring and asset impairment charges	2,825	-	2,825	-	2,825	6,103

	94,128	73,039	369,491	296,090	497,657	416,176

OPERATING INCOME (LOSS)	(20,894)	(346)	10,372	38,614	28,467	51,056

OTHER INCOME (DEDUCTIONS)
Other income	835	857	3,002	2,239	3,738	3,369
Interest expense	(12,291)	(7,951)	(29,300)	(23,102)	(37,466)	(31,076)
Debt exchange and extinguishment costs	-	-	(24,030)	-	(24,030)	-
Other deductions	(162)	(163)	(850)	(511)	(1,076)	(1,016)

	(11,618)	(7,257)	(51,178)	(21,374)	(58,834)	(28,723)

INCOME (LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST	(32,512)	(7,603)	(40,806)	17,240	(30,367)	22,333

INCOME TAX (EXPENSE) BENEFIT	7,671	2,740	10,308	(6,428)	6,597	(9,238)

MINORITY INTEREST - DIVIDENDS ON COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARIES HOLDING SOLELY DEBT SECURITIES OF SEMCO ENERGY, INC, NET OF INCOME TAXES OF $0, $1,158, $2,316, $3,473, $3,473 and $4,632	-	(2,151)	(4,300)	(6,451)	(6,450)	(8,603)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(24,841)	(7,014)	(34,798)	4,361	(30,220)	4,492

DISCONTINUED OPERATIONS
Loss from engineering services operations, net of income tax benefit of $0, $0, $0, $0, $0 and $353	-	-	-	-	-	(584)
Loss on divestiture of engineering services operations including losses during phase-out period, net of income tax benefit (expense) of $0, $0, $0, $0, ($1,276) and $2,429	-	-	-	-	10	(4,980)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(24,841)	$(7,014)	$(34,798)	$4,361	$(30,210)	$(1,072)

EARNINGS PER SHARE - BASIC
Net income (loss) from continuing operations	$(1.07)	$(0.38)	$(1.71)	$0.24	$(1.52)	$0.24
Net income (loss) available to common shareholders	$(1.07)	$(0.38)	$(1.71)	$0.24	$(1.52)	$(0.06)

EARNINGS PER SHARE - DILUTED
Net income (loss) from continuing operations	$(1.07)	$(0.38)	$(1.71)	$0.24	$(1.52)	$0.24
Net income (loss) available to common shareholders	$(1.07)	$(0.38)	$(1.71)	$0.24	$(1.52)	$(0.06)

CASH DIVIDENDS DECLARED PER SHARE	$0.075	$0.125	$0.200	$0.250	$0.450	$0.670

AVERAGE COMMON SHARES OUTSTANDING - BASIC	23,308	18,519	20,375	18,422	19,933	18,365
AVERAGE COMMON SHARES OUTSTANDING - DILUTED	23,308	18,519	20,375	18,452	19,933	18,365

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
(In thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)

CURRENT ASSETS
Cash and temporary cash investments	$4,190	$1,813
Restricted cash	200	1,212
Receivables, less allowances of $2,718 and $1,909	26,810	49,841
Accrued revenue	14,049	40,757
Gas in underground storage, at average cost	65,909	35,232
Prepaid expenses	24,376	23,449
Materials and supplies, at average cost	4,995	4,254
Gas charges recoverable from customers	17,603	2,200
Accumulated deferred income taxes	1,276	-
Other	1,744	1,537

	161,152	160,295

PROPERTY, PLANT AND EQUIPMENT
Gas distribution	654,676	635,992
Diversified businesses and other	90,883	92,774

	745,559	728,766
Less accumulated depreciation	182,694	207,635

	562,865	521,131

DEFERRED CHARGES AND OTHER ASSETS
Goodwill, less accumulated amortization of $17,764	143,435	161,084
Deferred retiree medical benefits	8,317	8,992
Unamortized debt expense	17,308	7,809
Other	21,755	17,203

	190,815	195,088

TOTAL ASSETS	$914,832	$876,514

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

LIABILITIES AND CAPITALIZATION
(In thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)

CURRENT LIABILITIES
Notes payable	$103,831	$121,835
Accounts payable	13,371	38,148
Customer advance payments	17,995	11,408
Accrued interest	10,697	7,598
Accumulated deferred income taxes	-	1,879
Amounts payable to customers	3,031	1,073
Other	9,300	19,194

	158,225	201,135

DEFERRED CREDITS AND OTHER LIABILITIES
Regulatory liability - negative salvage value	50,964	-
Accumulated deferred income taxes	33,076	33,043
Customer advances for construction	15,395	15,841
Unamortized investment tax credit	955	1,178
Other	8,025	9,833

	108,415	59,895

LONG-TERM DEBT	475,525	366,026

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARIES HOLDING SOLELY DEBT SECURITIES OF SEMCO ENERGY, INC.	-	139,436

COMMON SHAREHOLDERS' EQUITY
Common stock - $1 par value; 40,000,000 shares authorized;
27,936,269 and 18,682,027 shares outstanding	27,936	18,682
Capital surplus	214,330	120,089
Accumulated other comprehensive income (loss)	(7,512)	(7,597)
Retained earnings (deficit)	(62,087)	(21,152)

	172,667	110,022

TOTAL LIABILITIES AND CAPITALIZATION	$914,832	$876,514

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
Consolidated Statements of Cash Flow
(Unaudited)
(in thousands)

	Nine Months Ended		Twelve Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net income (loss)	$(34,798)	$4,361	$(30,210)	$(1,072)
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	26,749	26,487	35,599	35,689
Depreciation and amortization in discontinued operations	-	212	13	328
Debt exchange and extinguishment costs	24,030	-	24,030	-
Accumulated deferred income taxes and investment tax credit	(3,345)	819	(648)	5,392
Non-cash impairment charges	20,474	-	18,742	7,679
Changes in assets and liabilities, net of effects of acquisitions, divestitures and other changes as shown below	(24,732)	(3,584)	(42,498)	(16,360)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,378	28,295	5,028	31,656

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Property additions - gas distribution	(19,844)	(21,766)	(28,050)	(27,020)
Property additions - diversified businesses and other	(1,689)	(4,557)	(2,137)	(10,699)
Proceeds from property sales, net of retirement costs	1,642	1,363	4,787	1,664

NET CASH USED FOR INVESTING ACTIVITIES	(19,891)	(24,960)	(25,400)	(36,055)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Issuance of common stock, net of expenses	2,721	2,796	3,567	3,917
Net change in notes payable	(18,004)	6,458	(10,584)	17,964
Issuance of long-term debt, net of expenses	197,503	29,043	197,450	29,043
Repayment of long-term debt	(138,162)	(30,060)	(138,227)	(30,060)
Debt exchange and extinguishment costs	(24,030)	-	(24,030)	-
Payment of dividends on common stock	(6,138)	(8,447)	(8,467)	(12,260)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	13,890	(210)	19,709	8,604

CASH AND TEMPORARY CASH INVESTMENTS
Net increase (decrease)	2,377	3,125	(663)	4,205
Beginning of period	1,813	1,728	4,853	648

End of period	$4,190	$4,853	$4,190	$4,853

Changes in assets and liabilities, net of effects of acquisitions, divestitures and other changes:
Restricted cash	$1,012	$-	$(200)	$-
Receivables, net	23,032	25,766	11,644	27,154
Accrued revenue	26,708	19,567	(463)	470
Prepaid expenses	(927)	(964)	(1,136)	(9,482)
Materials, supplies and gas in undergroung storage	(31,418)	(28,141)	(24,774)	(27,037)
Gas charges recoverable from customers	(15,403)	(3,446)	(12,163)	(3,178)
Accounts payable	(24,777)	(6,939)	(10,100)	(2,783)
Customer advances and amounts payable to customers	8,097	(2,115)	7,993	81
Other	(11,056)	(7,312)	(13,299)	(1,585)

	$(24,732)	$(3,584)	$(42,498)	$(16,360)

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1     -     SIGNIFICANT ACCOUNTING POLICIES

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

GOODWILL AND GOODWILL IMPAIRMENT – Goodwill represents the excess of purchase price and related costs over the value assigned to the net identifiable assets of businesses acquired. The Company accounts for Goodwill under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS 142")." SFAS 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. In conjunction with the requirements of these Statements, the Company ceased Goodwill amortization effective January 1, 2002.
The following table presents what would have been reported as net income (loss) available to common shareholders and the related per share amounts on a basic and diluted basis in all periods presented, exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,

	2003	2002	2003	2002	2003	2002

Net income (loss) available to common shareholders
Reported net income (loss) from continuing operations	$(24,841)	$(7,014)	$(34,798)	$4,361	$(30,220)	$4,492
Discontinued operations	-	-	-	-	10	(5,564)

Reported net income (loss) available to common shareholders	(24,841)	(7,014)	(34,798)	4,361	(30,210)	(1,072)
Add back: Goodwill amortization, net of income taxes	-	-	-	-	-	698

Adjusted net income (loss) available to common shareholders	$(24,841)	$(7,014)	$(34,798)	$4,361	$(30,210)	$(374)

Adjusted earnings per share - basic
Reported net income (loss) from continuing operations	$(1.07)	$(0.38)	$(1.71)	$0.24	$(1.52)	$0.24
Discontinued operations	-	-	-	-	-	(0.30)

Reported net income (loss) available to common shareholders	(1.07)	(0.38)	(1.71)	0.24	(1.52)	(0.06)
Add back: Goodwill amortization, net of income taxes	-	-	-	-	-	0.04

Adjusted net income (loss) available to common shareholders	$(1.07)	$(0.38)	$(1.71)	$0.24	$(1.52)	$(0.02)

Adjusted earnings per share - diluted
Reported net income (loss) from continuing operations	$(1.07)	$(0.38)	$(1.71)	$0.24	$(1.52)	$0.24
Discontinued operations	-	-	-	-	-	(0.30)

Reported net income (loss) available to common shareholders	(1.07)	(0.38)	(1.71)	0.24	(1.52)	(0.06)
Add back: Goodwill amortization, net of income taxes	-	-	-	-	-	0.04

Adjusted net income (loss) available to common shareholders	$(1.07)	$(0.38)	$(1.71)	$0.24	$(1.52)	$(0.02)

SEMCO ENERGY, INC.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1     -     SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company is also required to perform impairment tests on the remaining goodwill balance annually or at any time when events occur which could impact the value of the Company’s business segments. If an impairment test of goodwill shows that the carrying amount of the goodwill is in excess of the fair value, a corresponding impairment loss would be recorded in the Consolidated Statements of Operations. The 2002 annual impairment tests were performed for the Company’s business units and the results of those tests indicated that there was no impairment of Goodwill.
The 2003 annual impairment test was performed for the Company’s construction services business during the first quarter and indicated that there was no impairment of goodwill However, as a result of continuing weakness in the construction services industry, less than expected operating performance at the Company’s construction services business, and the Company’s belief that these conditions will continue for a longer period than originally anticipated, the Company hired a nationally recognized appraisal company to perform an interim analysis of its construction services business for possible goodwill and asset impairment. As a result of this analysis it was determined that all of the goodwill associated with the Company’s construction services business ($17.6 million) was impaired. The $17.6 million charge for impairment of goodwill is reflected in the Company’s Consolidated Statements of Operations in operating expenses.
The 2003 annual goodwill impairment test for the company’s propane, pipelines and storage business unit was performed during the third quarter of 2003 and indicated that there was no impairment of goodwill. The 2003 annual impairment tests for the Company’s remaining business units will be conducted during the fourth quarter of 2003.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

			Information	Propane
	Gas	Construction	Technology	Pipeline &
	Distribution	Services	Services	Storage	Total
Goodwill	Segment	Segment	Segment	Segment	Company

	(in thousands )

Balance as of January 1, 2003	$140,227	$17,649	$152	$3,056	$161,084
Impairment losses		(17,649)			(17,649)

Balance as of September 30, 2003	$140,227	$-	$152	$3,056	$143,435

PROPERTY, PLANT AND EQUIPMENT IMPAIRMENT – In addition to the goodwill impairment test discussed above, the Company also had the appraisal company test its Construction Services Business for impairment of long-lived assets under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  The appraisal company valued the long-lived assets as part of an operating entity under the "held and used" model as prescribed in SFAS 144.  As a result of this analysis the Company recorded a $2.8 million charge in the third quarter of 2003 for the impairment of long-lived assets.  The impairment charge is included in operating expenses in the Company’s Consolidated Statements of Operations.

SEMCO ENERGY, INC.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1     -     SIGNIFICANT ACCOUNTING POLICIES (Continued)

COMPREHENSIVE INCOME - The Company’s comprehensive income (loss) for the three, nine and twelve months ended September 30, 2003 and September 30, 2002 is summarized in the following table.

	Three months ended		Nine months ended		Twelve months ended
	September 30,		September 30,		September 30,

	2003	2002	2003	2002	2003	2002

	(in thousands)
Net income (loss) available to common shareholders	$(24,841)	$(7,014)	$(34,798)	$4,361	$(30,210)	$(1,072)

Minimum pension liability adjustment, net of income tax benefits of $2,922 and $781	-	-	-	-	(5,427)	(1,452)

Unrealized derivative gain (loss) on interest rate hedge from an investment in an affiliate	12	(98)	85	107	4	(637)

Total other comprehensive income (loss)	$(24,829)	$(7,112)	$(34,713)	$4,468	$(35,633)	$(3,161)

STOCK BASED COMPENSATION – The Company accounts for all stock options under the provisions and related interpretations of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has chosen to account for these transactions under APB 25 for purposes of determining net income but must present the pro forma disclosures required by SFAS 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). If compensation expense had been determined in a manner consistent with the provisions of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,

Years Ended December 31,	2003	2002	2003	2002	2003	2002

(000's)

Net income (loss), as reported	$(24,841)	$(7,014)	$(34,798)	$4,361	$(30,220)	$(1,072)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	95	85	292	301	396	395

Pro forma net income (loss)	$(24,936)	$(7,099)	$(35,090)	$4,060	$(30,616)	$(1,467)

Earnings per share - basic
As reported	$(1.07)	$(0.38)	$(1.71)	$0.24	$(1.52)	$(0.06)
Pro forma	$(1.07)	$(0.38)	$(1.72)	$0.22	$(1.54)	$(0.08)
Earnings per share - diluted
As reported	$(1.07)	$(0.38)	$(1.71)	$0.24	$(1.52)	$(0.06)
Pro forma	$(1.07)	$(0.38)	$(1.72)	$0.22	$(1.54)	$(0.08)

NEW ACCOUNTING STANDARDS – On January 1, 2003 the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations ("SFAS 143")." The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.

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
The Company adopted SFAS 143 on January 1, 2003 and has determined that it does not have any asset retirement obligations ("ARO") that are to be recorded in accordance with SFAS 143. However, the Company does have non-ARO negative salvage value that had been recorded in the accumulated depreciation of its gas distribution business in accordance with industry practice. As of September 30, 2003, the non-ARO negative salvage was approximately $51 million and is reported as a "Regulatory liability" in the Consolidated Statement of Financial Position.
In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4") and thus allows for only those gains or losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS 145 also amends SFAS No. 13, Accounting for Leases" ("SFAS 13") to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. In accordance with the provisions of SFAS 145, the Company reported debt extinguishments costs incurred during the second quarter of 2003 as a separate line item within the continuing operations section of the Consolidated Statements of Operations. Under previous FASB guidance these costs would have been reported as an extraordinary charge. For further information on debt extinguishments costs see Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements. The remaining provisions of SFAS 145 have not had a material impact on the Company’s consolidated financial statements.
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that the liability for costs associated with exit or disposal activities be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial statements.
In November 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company continues to account for all stock options under the provisions and related interpretations of APB 25 and reports the disclosure of stock options in accordance with the provisions of SFAS 148. The adoption of the disclosure provisions of SFAS 148 did not to have a material impact on the Company’s consolidated financial statements.

SEMCO ENERGY, INC.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1     -     SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees and standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 related to recognizing a liability at inception of the guarantee do not apply to product warranties or guarantees accounted for as derivatives. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions were effective for financial statements for periods ending after December 15, 2002. The adoption of the recognition and measurement provisions of FIN 45 on January 1, 2003 did not have a material impact on the Company’s financial statements.
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses conditions for consolidating an entity based on variable interests (as defined in the standard) rather than voting interests. FIN 46 clarifies that variable interest entities that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, FIN 46 originally had to be adopted no later than the first fiscal year or interim period beginning after June 15, 2003. However, in October 2003, the FASB issued FASB Staff Position 46-e, "Effective Date of Interpretation 46" ("FSP 46-e"). FSP 46-e defers the effective date for applying the provisions of FIN 46, for interests held by public entities in variable interest entities created before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. The Company is evaluating its consolidated capital trusts, to determine whether they are variable interest entities under FIN 46. The trusts, "SEMCO Capital Trust I" and "SEMCO Capital Trust II", have $40.0 million and $0.1 million, respectively, of outstanding company-obligated mandatorily redeemable trust preferred securities as of September 30, 2003. The trusts are consolidated as of September 30, 2003.
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. This Statement also amends the definition of an "underlying" to conform it to language used in FIN 45 and certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively except that: a) the provisions of this Statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 30, 2003, should continue to be applied in accordance with their respective effective dates and b) provisions related to forward purchases or sales of when-issued securities or securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's financial condition or results of operation.

SEMCO ENERGY, INC.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1     -     SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before the issuance date of this Statement, this Statement is effective at the interim period beginning July 1, 2003. Transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instrument at fair value or other measurement attribute required by this Statement.
The Company has company-obligated mandatorily redeemable trust preferred securities of its subsidiaries ("trust preferred securities") that were in existence prior to the issuance of this Statement. These securities have characteristics of both liabilities and equity and for periods prior to July 1, 2003, they are reported in the Consolidated Statements of Financial Position as a separate line item between long-term debt and common shareholders’ equity. For periods after July 1, 2003, the trust preferred securities are reflected in the long-term debt section in compliance with the provisions of SFAS 150. Prior to July 1, 2003, the dividends on these trust preferred securities were reflected in the Consolidated Statements of Operations as "minority interest – dividends on trust preferred securities." In accordance with the provisions of SFAS 150, the dividends on these securities recorded after July 1, 2003 are reflected in "interest expense." The adoption of this Statement did not have a material impact on the Company’s net income (loss) available to common shareholders.

NOTE 2     -     SHORT-TERM BORROWINGS AND CAPITALIZATION

SHORT-TERM BORROWINGS – During the second quarter of 2003, the Company amended its bank credit agreement to permit the issuance of additional debt securities, to increase the facility from $145 million to $155 million and to extend the maturity date of the 364–day component of the facility to May 20, 2004. The $155 million bank credit facility consists of an $85.5 million multi-year revolver, which expires in June 2005, and a $69.5 million 364 day facility, with a one year term loan option. This amendment provided covenant relief to permit the recently completed offering of senior unsecured notes (as described below), including the incurrence of costs associated with the offering and the other transactions that occurred concurrently with the offering. On September 30, 2003, $46.6 million of the Company’s bank credit facility was unused.
On October 15, 2003, the Company amended the terms of its credit agreement to exclude from the financial covenants contained therein, all non-cash goodwill and asset impairment charges that may be taken by the Company’s Construction Services Business. As a result, the $17.6 million charge for impairment of goodwill and the $2.8 million charge for impairment of long-lived assets, both of which are discussed in Note 1, will not cause the Company to be out of compliance with the financial covenants contained in its bank credit agreement.
Covenants contained in the Company’s amended bank credit agreement require maintenance of a minimum net worth of $215.0 million, a fixed-charge coverage ratio of at least 1.2 until September 30, 2003, at least 1.33 through March 31, 2004 and 1.5 thereafter, and a debt-to-capitalization ratio of less than 0.70 through the earlier of March 31, 2004 or the sale of Alaska Pipeline Company, at which time the debt-to-capitalization ratio must be less than 0.65. As of September 30, 2003, the Company was in compliance with all debt covenants. Failure to comply with such covenants may result in a default with respect to the related debt and could lead to the acceleration of such debt or any instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. In such a case, there can be no assurance that the Company would be able to refinance or otherwise repay such indebtedness.

SEMCO ENERGY, INC.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2     -     SHORT-TERM BORROWINGS AND CAPITALIZATION (Continued)

LONG-TERM DEBT (INCLUDING COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARIES) – In May 2003, the Company completed an offering of an aggregate of $300 million of senior unsecured notes. The offering consisted of $150 million of 7.125% senior unsecured notes due 2008 ("7.125% Notes") and $150 million of 7.75% senior unsecured notes due 2013 ("7.75% Notes"). The Company used approximately $92.3 million of the 7.75% Notes in an exchange for $77 million of its outstanding 8.95% Remarketable or Redeemable Securities ("ROARS"). After the exchange was completed the Company cancelled the $77 million of ROARS. The Company accounted for the debt exchange under the provisions of Emerging Issues Task Force Opinion No. 96-19 ("EITF 96-19"). In accordance with EITF 96-19, the Company used the book value of the ROARS ($77 million) as the initial book value for the $92.3 million of 7.75% Notes issued in the exchange. The difference between the face amount and the initial book value of the 7.75% Notes will be amortized as interest expense, using the effective interest method, over the life of the notes. As a result, the book value of the 7.75% Notes will increase by the amount of amortization expense recognized over the life of the notes. The exchange of the $92.3 million of 7.75% Notes for the $77 million of ROARS was a non-cash financing activity. As a result, it is not reflected in the Company’s Consolidated Statements of Cash Flows.
The Company used a portion of the proceeds from the issuance of the new notes, to repurchase its $55 million of outstanding 8.00% Senior Notes due 2004, $30 million of outstanding 7.2% Senior Notes due 2007 and $25 million of outstanding 8.32% Senior Notes due 2024. Approximately $29.6 million of the proceeds was placed into a restricted escrow account and used to repurchase the remaining $28 million of ROARS in July 2003 and to pay the accrued interest thereon. Approximately $24 million of the proceeds was used to pay make-whole premiums or similar amounts in connection with the repurchase of the $138 million in notes and securities discussed above. The make-whole premiums or similar amounts were incurred, in most instances, in order to repurchase these obligations prior to their maturity. The Company expensed the $24 million ($15.6 million net of taxes) at the time of the refinancing. The remainder of the proceeds was used to pay expenses associated with the issuance of the new notes (approximately $9.8 million was incurred through September 30, 2003), to pay down short-term debt and for working capital and general corporate purposes.
On July 1, 2003, the Company adopted SFAS 150. As a result, beginning July 1, 2003, the trust preferred securities of the Company’s subsidiaries are reported in long-term debt. Refer to Note 1 for more information on SFAS 150 and the reporting of the Company’s trust preferred securities and related dividends prior to and subsequent to July 1, 2003.
In August 2003, the Company retired approximately $101 million of the trust preferred securities that were a component of the FELINE PRIDES securities. Approximately all of the holders of these securities had elected to have their trust preferred securities remarketed to raise the cash needed to fulfill the holders’ obligations under the terms of the stock purchase contracts, which were a component of the FELINE PRIDES securities. The remarketing was not successful and the Company took possession of those trust preferred securities and retired them in order to satisfy the FELINE PRIDES holders’ obligations to purchase 8.74 million shares of the Company’s common stock. Refer to Note 4 of the Notes to the Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K for further information on the FELINE PRIDES.

SEMCO ENERGY, INC.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2     -     SHORT-TERM BORROWINGS AND CAPITALIZATION (Continued)

The following table identifies the changes in long-term debt since December 31, 2002 as a result of the adoption of SFAS 150, recent debt offerings, debt exchange and debt repurchases discussed above:

	Balance	Balance
	September 30,	December 31,
	2003	2002

Long-term debt
8.00% notes due 2004	$-	$55,000
7.20% notes due 2007	-	30,000
8.95% notes due 2008, remarketable 2003	-	105,378
7.125% notes due 2008	150,000	-
6.49% notes due 2009	30,000	30,000
8.00% notes due 2010	30,652	30,758
7.75% notes due 2013	135,036	-
8.00% notes due 2016	59,748	59,890
8.32% notes due 2024	-	25,000
6.50% medium-term notes due 2005	15,000	15,000
6.40% medium-term notes due 2008	5,000	5,000
7.03% medium-term notes due 2013	10,000	10,000
10.25% Trust preferred securities (a)	40,000	-
3.77% Trust preferred securities (a)	89	-

	$475,525	$366,026

(a)  Prior to July 1, 2003, the trust preferred securities were reported as a separate line item between long-term debt and common shareholders' equity. For periods after July 1, 2003, the trust preferred securities are reflected in the long-term debt section in compliance with SFAS 150.

COMMON STOCK EQUITY – On October 16, 2003, the Company's Board of Directors declared a quarterly cash dividend of $0.075 per share on the Company’s common stock. The dividend is payable on November 15, 2003 to shareholders of record at the close of business on October 31, 2003.
In August 2003, the Company paid a quarterly cash dividend of $0.075 per share on its common stock. The total cash dividend was approximately $1.4 million of which $0.2 million was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan ("DRIP"). The cash dividends for the nine months ended September 30, 2003, were $6.1 million, of which $1.0 million was reinvested by shareholders through participation in the DRIP. During the three and nine months ended September 30, 2003, the Company issued approximately 93,000 and 396,000 shares of Company common stock, respectively, to meet the dividend reinvestment and stock purchase requirements of its DRIP participants. Also during the three and nine months ended September 30, 2003, the Company issued approximately 42,000 and 121,000 shares, respectively, of its common stock to certain of the Company's employee benefit plans.

SEMCO ENERGY, INC.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2     -     SHORT-TERM BORROWINGS AND CAPITALIZATION (Continued)

In August 2003, the Company issued approximately 8.74 million shares of common stock for $101 million through the mandatory stock purchase obligation specified under the terms of the stock purchase contracts, which were a component of the FELINE PRIDES securities. The Company also retired approximately $101 million of trust preferred securities in conjunction with this issuance of common stock. The retirement of the trust preferred securities in order to fulfill the FELINE PRIDES holders’ stock purchase obligations was a non-cash financing activity and therefore both the issuance of the $101 million of common stock and the retirement of the $101 million of trust preferred securities is not reflected in the Company’s Consolidated Statements of Cash Flows.

NOTE 3     -     RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

The Company’s business activities expose it to a variety of risks, including commodity price risk and interest rate risk. The Company’s management identifies risks associated with the Company’s business and determines which risks it wants to manage and which types of instruments it should use to manage those risks.
The Company records all derivative instruments it enters into under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, SFAS No. 138 and SFAS No. 149, which were amendments to SFAS No. 133 (hereinafter collectively referred to as "SFAS 133"). SFAS 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial position, as either an asset or liability, measured at its fair value. SFAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value are recorded in other comprehensive income for the portion of the change in value of the derivative that is an effective hedge.
An affiliate, in which the Company has a 50% ownership interest, uses a floating to fixed interest rate swap agreement to hedge the variable interest rate payments on a portion of its long-term debt. This swap is designated as a cash flow hedge and the difference between the amounts paid and received under the swap is recorded as an adjustment to interest expense over the term of the agreement. The Company’s share of changes in the fair value of the swap are recorded in accumulated other comprehensive income until the swap is terminated. As a result of this interest rate swap agreement, the Company’s Consolidated Statements of Financial Position, at September 30, 2003 and December 31, 2002, reflected reductions of $0.6 million and $0.7 million, respectively, in the Company’s equity investment in the affiliate and in accumulated other comprehensive income.

SEMCO ENERGY, INC.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4     -     EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the three, nine and twelve months ended September 30, 2003 and 2002 are as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,

	2003	2002	2003	2002	2003	2002

Basic earnings per share computation
Income (loss) from continuing operations	$(24,841)	$(7,014)	$(34,798)	$4,361	$(30,220)	$4,492
Discontinued operations	-	-	-	-	10	(5,564)

Net income (loss) available to common shareholders	$(24,841)	$(7,014)	$(34,798)	$4,361	$(30,210)	$(1,072)

Weighted average common shares outstanding	23,308	18,519	20,375	18,422	19,933	18,365

Earnings per share - basic
Income (loss) from continuing operations	$(1.07)	(0.38)	$(1.71)	$0.24	$(1.52)	$0.24
Discontinued operations	-	-	-	-	-	(0.30)

Net income (loss) available to common shareholders	$(1.07)	$(0.38)	$(1.71)	$0.24	$(1.52)	$(0.06)

Diluted earnings per share computation
Income (loss) from continuing operations	$(24,841)	$(7,014)	$(34,798)	$4,361	$(30,220)	$4,492
Adjustment for effect of assumed conversions: FELINE PRIDES - dividends on trust preferred securities (a)	-	N/A	-	N/A	-	N/A

Adjusted net income (loss) from continuing operations	$(24,841)	$(7,014)	$(34,798)	$4,361	$(30,220)	$4,492
Discontinued operations	-	-	-	-	10	(5,564)

Net income (loss) available to common shareholders )	$(24,841)	$(7,014)	$(34,798)	$4,361	$(30,210)	$(1,072)

Weighted average common shares outstanding	23,308	18,519	20,375	18,422	19,933	18,365
Incremental shares from assumed conversions:
FELINE PRIDES - stock purchase contracts (a)	-	-	-	-	-	-
Stock options (b)	-	-	-	30	-	-

Diluted weighted average common shares outstanding	23,308	18,519	20,375	18,452	19,933	18,365

Earnings per share - diluted
Income (loss) from continuing operations	$(1.07)	$(0.38)	$(1.71)	$0.24	$(1.52)	$0.24
Discontinued operations	-	-	-	-	0.00	(0.30)

Net income (loss) available to common shareholders	$(1.07)	$(0.38)	$(1.71)	$0.24	$(1.52)	$(0.06)

(a)  For purposes of computing diluted earnings per share for the three, nine and twelve months ended September 30, 2003, $1,136,250, $5,681,250, and $7,953,250, respectively, of dividends on the Company's 9% trust preferred securities (9% TPS") which are a component of the FELINE PRIDES, were not removed from net loss from continuing operations and available to common shareholders and 4,368,414, 7,277,777 and 7,644,724, respectively, of incremental common shares from the assumed failed marketing and related retirement of the 9% TPS to settle the FELINE PRIDES holders' stock purchase obligations were not added to average common shares outstanding. These adjustments were not made because their effect was antidilutive.

(b) 26,986, 25,576, 18,919, 36,588 and 22,357 shares of stock options were not included in the computation of diluted earnings per share for the three, nine and twelve-month periods ending September 30, 2003 and the three and twelve-month periods ending September 30, 2002, respectively, because their effect was antidilutive.

NOTE 5     -     BUSINESS SEGMENTS

The Company operates four reportable business segments: (1) gas distribution; (2) construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "Diversified Businesses." For information regarding the pending sale of a component of the gas distribution segment (Alaska Pipeline Company) and the decision to pursue the sale of the construction services segment, refer to Note 7. Refer to Note 1 for information on the impairment of the construction segment’s goodwill and other assets. For information regarding the determination of reportable business segments, refer to Note 11 of the Notes to the Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K.

SEMCO ENERGY, INC.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5     -     BUSINESS SEGMENTS  (Continued)

The Company’s gas distribution segment distributes and transports natural gas to approximately 271,000 customers in the state of Michigan and approximately 114,000 customers in the state of Alaska. The construction services segment ("Construction Services") currently conducts most of its business in the mid-western, southern and southeastern areas of the United States. Its primary service is the installation and upgrade of compressor stations and underground natural gas mains and service lines. The information technology service segment ("IT Services") is headquartered in Michigan and provides IT infrastructure outsourcing services, and other IT services with a focus on mid-range computers, particularly the IBM I-Series (AS-400) platform. The propane, pipelines and storage segment sells more than four million gallons of propane annually to retail customers in Michigan’s upper peninsula and northeast Wisconsin and operates natural gas transmission and storage facilities in Michigan.
The accounting policies of the operating segments are the same as those described in Notes 1 and 11 of the Notes to the Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K, except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the Consolidated Financial Statements. Corporate and Other includes corporate related expenses not allocated to segments, intercompany eliminations and results of other smaller operations.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,

	2003	2002	2003	2002	2003	2002

	(in thousands)
Operating revenues
Gas distribution	$48,936	$40,474	$319,870	$242,281	$442,300	$343,567
Construction services	25,860	33,868	60,836	95,973	84,117	128,784
Information technology services	2,253	2,510	6,675	7,088	9,205	9,755
Propane, pipelines and storage	1,198	1,097	5,439	4,751	7,746	6,787
Corporate and other (a)	(5,013)	(5,256)	(12,957)	(15,389)	(17,244)	(21,661)

Total operating revenues	$73,234	$72,693	$379,863	$334,704	$526,124	$467,232

Operating income (loss) (b) & (c)
Gas distribution	$1,047	$(690)	$37,648	$38,037	$58,687	$57,682
Construction services	(21,179)	578	(26,700)	1,207	(29,906)	(2,724)
Information technology services	81	48	458	367	693	445
Propane, pipelines and storage	194	227	1,415	1,217	2,144	1,735
Corporate and other	(1,037)	(509)	(2,449)	(2,214)	(3,151)	(6,082)

Total operating income	$(20,894)	$(346)	$10,372	$38,614	$28,467	$51,056

Depreciation and amortization expense
Gas distribution	$6,346	$6,354	$19,168	$19,047	$25,463	$25,618
Construction services	1,972	1,990	6,057	5,998	8,108	8,050
Information technology services	175	152	515	418	683	650
Propane, pipelines and storage	218	233	767	695	1,003	942
Corporate and other	87	105	242	329	342	429

Total depreciation and amortization expense	$8,798	$8,834	$26,749	$26,487	$35,599	$35,689

(a)  Includes the elimination of intercompany construction services revenue of $3,245,000, $7,871,000 and $10,297,000 for the three, nine and twelve months ended September 30, 2003, respectively, and $3,138,000, $9,463,000 and $13,404,000 for the three, nine and twelve months ended September 30, 2002, respectively. Also includes the elimination of intercompany information technology services revenue of $1,725,000, $4,961,000 and $6,780,000 for the three, nine and twelve months ended September 30, 2003, respectively, and $2,073,000, $5,801,000 and $8,087,000 for the three, nine and twelve months ended September 30, 2002, respectively.

(b)  Operating income for the three, nine and twelve months ended September 30, 2003 includes non-cash charges of $20.5 million for the impairment of goodwill and equipment at the Construction Services Business.

(c)  Operating income for the twelve months ended September 30, 2002 includes restructuring charges and impairment charges of $6.1 million.

SEMCO ENERGY, INC.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6     -     COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS – Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. The Company owns seven Michigan sites, which formerly housed such manufacturing facilities and expects that it will ultimately incur investigation and remedial action costs at some of these sites and one other site. The Company has closed a related site with the approval of the appropriate environmental regulatory authority in the State of Michigan and has developed plans and conducted preliminary field investigations at two other sites. The Company is in the process of estimating its liabilities and potential costs in connection with these sites, but the scope of the Company’s liabilities has not been finally determined. In accordance with a Michigan Public Service Commission ("MPSC") accounting order, any environmental investigation and remedial action costs will be deferred and amortized over ten years. Rate recognition of the related amortization expense will not begin until after a prudence review in a general rate case.

OTHER – In the normal course of business, the Company may be a party to certain lawsuits and administrative proceedings before various courts and government agencies. These lawsuits and proceedings may involve personal injury, property damage, contractual issues and other matters. Management cannot predict the ultimate outcome of any pending or threatened litigation or of actual or possible claims; however, management believes resulting liabilities, if any, will not have a material adverse impact upon the Company’s financial position or results of operations. Notwithstanding the above statement, in late March 2003 the Company was served a complaint in a putative class-action lawsuit alleging that the approximately 30 defendants, including SEMCO Energy and SEMCO Energy Ventures, Inc., engaged in practices that violated the Sherman Anti-Trust Act and tortuously interfered with the business of the plaintiffs. In October 2003, the plaintiff dismissed this action in the jurisdiction in which the action was originally filed and gave us notice that it would refile the complaint in a different jurisdiction. The Company is considering potential legal and factual defenses to these claims and intends to vigorously defend itself in this action. Although the Company cannot make assurances, management believes that this suit will not have a material adverse effect on its business or results of operations. Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K for further details regarding other commitments and contingencies.

NOTE 7     –     OTHER MATTERS AND SUBSEQUENT EVENTS

DEFINITIVE AGREEMENT TO SELL ALASKA PIPELINE COMPANY – In September 2003, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Alaska Pipeline Company ("APC"), to Atlas Pipeline Partners, L.P. for $95 million. APC, which operates a natural gas transmission pipeline in Alaska, delivers natural gas from several producing fields in south central Alaska to ENSTAR Natural Gas Company’s distribution system. APC has no employees and ENSTAR is its only customer. APC is part of the Company’s gas distribution business for segment reporting. Under the terms of the sale, ENSTAR will continue to purchase all of APC’s gas transmission capacity for at least 10 years and will continue to operate APC’s pipeline for a minimum of 5 years. There are no plans to change rates, the service offered, pipeline operations, customer service, gas supply, or staffing as a result of the sale. The sale is subject to approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval by the Regulatory Commission of Alaska and consents under various contracts. Proceeds of the sale will be used to reduce the Company’s outstanding debt obligations. As of September 30, 2003, the book value of APC’s assets the Company expects to be part of a sale was approximately $89 million.

SEMCO ENERGY, INC.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7     –     OTHER MATTERS AND SUBSEQUENT EVENTS (Continued)

DECISION TO PURSUE SALE OF CONSTRUCTION SERVICES BUSINESS SEGMENT – In November 2003, the Company announced that its Board of Directors instructed management to pursue the sale of the Company’s Construction Services Business. The Company intends to begin actively marketing the business for sale during the first quarter of 2004. The Company anticipates that the proceeds of a sale will be used to strengthen the financial position of the Company and support the growth of the Company’s Gas Distribution Business. As of September 30, 2003, after recording the impairment charges, the book value of the Construction Services Business’s assets was approximately $40 million.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

SEMCO Energy, Inc. and its subsidiaries (the "Company") had net losses of $24.8 million (or $1.07 per share) and $34.8 million (or $1.71 per share) for the three months and nine months ended September 30, 2003, respectively, compared to a net loss of $7.0 million (or $0.38 per share) and net income of $4.4 million (or $0.24 per share) for the three months and nine months ended September 30, 2002, respectively. The most significant items contributing to the losses for both the three months and nine months ended September 30, 2003 were a $17.6 million charge ($15.6 million, net of taxes) for impairment of goodwill at the Company’s Construction Services business and a $2.8 million charge ($1.8 million, net of taxes) for the impairment of equipment . Refer to Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements for further information. The results for the nine months ended September 30, 2003 also include an expense of $24.0 million ($15.6 million, net of taxes) incurred in the second quarter of 2003 for debt exchange and extinguishment costs. For further information on debt exchange and extinguishment costs, refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements. The other primary factors contributing to the decrease in earnings were an increase in operating losses (exclusive of the impairment charges discussed above) at the Company’s Construction Services Business and an increase in interest expense, both of which are discussed in greater detail on the following pages.
The Company had a net loss of $30.2 million (or $1.52 per share) for the twelve months ended September 30, 2003 compared to a net loss of $1.1 million (or $0.06 per share) for the twelve months ended September 30, 2002. The results for the twelve months ended September 30, 2003 include the impact of the goodwill impairment and asset impairment charges, the debt exchange and extinguishment costs, an increase in interest expense and an increase in operating loss from the Construction Services Business, all of which are discussed above. The results for the twelve months ended September 30, 2002 include several unusual items, which reduced net income by $10.8 million. The unusual items include losses from discontinued operations, restructuring charges, asset impairment charges and other unusual items, which were recorded in the fourth quarter of 2001. Refer to Management’s Discussion and Analysis and Note 14 of the Notes to the Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K for further information regarding these unusual items.
All references to earnings per share in this Management's Discussion and Analysis are on a diluted basis. For information related to the calculation of diluted earnings per share, refer to Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements. Earnings per share were also impacted by the issuance of 8.74 million shares of common stock in August 2003 pursuant to stock purchase contracts which were a component of the Company’s FELINE PRIDES securities. Average outstanding common shares for the three, nine and twelve months ended September 30, 2003 were 23.3 million, 20.4 million and 19.9 million, respectively, compared to 18.5 million, 18.4 million and 18.4 million, respectively, for the same period ended September 30, 2002. Refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements for further information on the issuance of the 8.74 million shares of common stock.
The Company operates four reportable business segments: (1) gas distribution; (2) construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the "Diversified Businesses." Refer to Note 5 of the Condensed Notes to the Unaudited Consolidated Financial Statements for further information regarding business segments and a summary of operating revenues and operating income by business segment. In November 2003, the Company announced that its Board of Directors decided to pursue the sale of the Company’s Construction Services Business. The Company intends to begin actively marketing the business for sale during the first quarter of 2004. In September 2003, the Company also entered into a definitive agreement to sell Alaska Pipeline Company, which is a component of the Company’s gas distribution segment, for $95 million. For further information regarding these items, refer to Note 7 of the Condensed Notes to the Unaudited Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

RESULTS OF OPERATIONS (Continued)

The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual income is earned during the first and fourth quarters of the year. In addition, the Company’s construction services business segment is also seasonal in nature and earns most of its income during the summer and fall months and incurs losses during the winter and spring months. Therefore, the Company's results of operations for the three and nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of results for a full year.
The business segment analyses and other discussions on the next several pages provide additional information regarding variations in operating results when comparing the three, nine and twelve-month periods ended September 30, 2003 to the same periods of the prior year. The Company evaluates the performance of its business segments based on the operating income generated. Operating income does not include income taxes, interest expense, discontinued operations or other non-operating income and expense items. A review of the non-operating items follows the business segment discussions.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,

	2003	2002	2003	2002	2003	2002

	(in thousands, except per share amounts )

Operating revenues	$73,234	$72,693	$379,863	$334,704	$526,124	$467,232
Goodwill impairment charge	17,649	-	17,649	-	17,649	-
Restructuring & asset impairment charges	2,825	-	2,825	-	2,825	6,103
Other operating expenses	73,654	73,039	349,017	296,090	477,183	410,073

Operating income	$(20,894)	$(346)	$10,372	$38,614	$28,467	$51,056
Other income & (deductions)	(11,618)	(7,257)	(51,178)	(21,374)	(58,834)	(28,723)
Income tax (expense) benefit	7,671	2,740	10,308	(6,428)	6,597	(9,238)
Minority interest - dividends on trust preferred securities, net of income tax (a)	-	(2,151)	(4,300)	(6,451)	(6,450)	(8,603)

Income (loss) from continuing operations	$(24,841)	$(7,014)	$(34,798)	$4,361	$(30,220)	$4,492
Income (loss) from discontined operations, net of income taxes	-	-	-	-	10	(5,564)

Net income (loss) available to common shareholders	$(24,841)	$(7,014)	$(34,798)	$4,361	$(30,210)	$(1,072)

Earnings per share - basic
Income (loss) from continuing operations	$(1.07)	$(0.38)	$(1.71)	$0.24	$(1.52)	$0.24
Net income (loss) available to common shareholders	$(1.07)	$(0.38)	$(1.71)	$0.24	$(1.52)	$(0.06)

Earnings per share - diluted
Income (loss) from continuing operations	$(1.07)	$(0.38)	$(1.71)	$0.24	$(1.52)	$0.24
Net income (loss) available to common shareholders	$(1.07)	$(0.38)	$(1.71)	$0.24	$(1.52)	$(0.06)

Average common shares outstanding
Basic	23,308	18,519	20,375	18,422	19,933	18,365
Diluted	23,308	18,519	20,375	18,452	19,933	18,365

(a)  Minority interest - dividends on trust preferred securities was zero for the three months ended September 30, 2003 due to the adoption of a new accounting pronouncement (SFAS 150). All dividends on trust preferred securities incurred after July 1, 2003 are reflected in interest expense. All dividends on trust preferred securities incurred prior to July 1, 2003 are reflected in minority interest - dividends on trust preferred securities.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

THE IMPACT OF WEATHER

The Company’s largest business segment is natural gas distribution and, as a result, temperature fluctuations have a significant impact on operating results. The Company believes that information about the estimated impact on operating results of warmer or colder than normal temperatures is useful for fully understanding the Company’s gas distribution business. For further information about the estimated impact of warmer or colder than normal weather and how such information is calculated, refer to the Management’s Discussion and Analysis – Results of Operations section in the Company’s 2002 Annual Report on Form 10-K.
Temperatures during the third quarter of 2003 were warmer than normal in both Alaska and Michigan. For the nine months ended September 30, 2003, temperatures were warmer than normal in Alaska and colder than normal in Michigan. The Company has estimated that the variations from normal temperatures in Alaska and Michigan combined, decreased net income by approximately $0.3 million during the third quarter of 2003 and $0.2 million during the nine months ended September 30, 2003.
By comparison, during the three and nine months ended September 30, 2002, temperatures were warmer than normal in both Alaska and Michigan. The Company has estimated that the variations from normal temperatures in Alaska and Michigan combined, decreased net income by approximately $0.6 million during the third quarter of 2002 and $2.2 million during the nine months ended September 30, 2002.

GAS DISTRIBUTION

The Company’s gas distribution business segment consists of operations in Michigan and Alaska. The Michigan operation is sometimes referred to as "SEMCO Gas" and the Alaska operation is sometimes referred to as "ENSTAR." These operations are referred to together as the "Gas Distribution Business." As discussed previously, the Company has entered into a definitive agreement to sell Alaska Pipeline Company, which is a component of ENSTAR, for $95 million. For further information regarding the definitive agreement, refer to Note 7 of the Condensed Notes to the Unaudited Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION (Continued)

Operating income for the Gas Distribution Business was $1.0 million for the quarter ended September 30, 2003, compared to an operating loss of $0.7 million for the quarter ended September 30, 2002.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,

	2003	2002	2003	2002	2003	2002

	(dollars in thousands )

Gas sales revenues	$42,346	$34,616	$297,025	$220,708	$411,972	$313,690
Cost of gas sold	25,527	20,075	213,873	139,367	294,928	198,595

Gas sales margin	$16,819	$14,541	$83,152	$81,341	$117,044	$115,095
Gas transportation revenue	5,668	5,051	19,781	19,012	26,476	26,567
Other operating revenue	922	807	3,064	2,561	3,852	3,310

Gross margin	$23,409	$20,399	$105,997	$102,914	$147,372	$144,972
Restructuring charges	-	-	-	-	-	1,051
Other operating expenses	22,362	21,089	68,349	64,877	88,685	86,239

Operating income	$1,047	$(690)	$37,648	$38,037	$58,687	$57,682

Volumes of gas sold (MMcf)	5,471	5,367	46,016	43,574	67,499	64,039
Volumes of gas transported (MMcf)	12,467	10,213	35,065	33,203	46,783	44,796
Number of customers at end of period	384,930	377,845	384,930	377,845	384,930	377,845
Degree Days
Alaska	835	820	5,811	6,492	8,711	10,579
Michigan	178	97	4,825	4,140	7,353	6,112
Percent colder (warmer) than normal
Alaska	(8.5)%	(11.1)%	(10.5)%	(.7)%	(14.1)%	3.3%
Michigan	(3.8)%	(44.6)%	10.0%	(5.4)%	9.2%	(9.7)%

The amounts in the above table include intercompany transactions.

GAS SALES MARGIN - During the three and nine months ended September 30, 2003, gas sales margin increased by approximately $2.3 million and $1.8 million when compared to the same periods in 2002. The increase during the third quarter of 2003, when compared to the third quarter of 2002 was due primarily to changes in customer rates and gas cost savings (described in more detail below), which increased gas sales margin by approximately $1.8 million. Approximately $0.2 million of the increase during the third quarter was due to the addition of new customers and approximately $0.1 million was due to an increase in customer gas consumption (discussed in more detail below). The remainder of the increase was due to other miscellaneous factors.
The increase in gas sales margin for the nine months ended September 30, 2003, when compared to the nine months ended September 30, 2002, was due in part to the addition of new customers, which increased gas sales margin by approximately $1.5 million, and an increase in customer gas consumption, which increased gas sales margin by approximately $1.2 million. Approximately $0.3 million of the increase in nine-month results was due to the impact of all remaining customers switching from the Company’s aggregated transportation service ("ATS") program back to gas sales service (discussed in more detail below) when the ATS program ended in March 2002. These factors were partially offset by changes in customer rates and gas cost savings which decreased gas sales margin by approximately 1.1 million. The remainder of the change in gas sales margin between the nine-month periods was due to other miscellaneous factors.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION (Continued)

During the twelve months ended September 30, 2003, gas sales margin increased by $1.9 million when compared to the same period in 2002. The addition of new customers, an increase in customer gas consumption and customers switching from the ATS program back to general gas service increased gas sales margin by $2.3 million, $1.0 million and $0.7 million, respectively. These items were partially offset by changes in customer rates and gas cost savings, which decreased gas sales margin by approximately $1.6 million. The remainder of the change in gas sales margin when comparing the twelve months ended September 30, 2003 to the twelve months ended September 30, 2002 was do to other miscellaneous factors.
Changes in customer rates and gas cost savings directly impact gas sales margin. A reduction in customer rates at ENSTAR was required by an Order issued by the Regulatory Commission of Alaska ("RCA"). The RCA Order was based on an RCA rate review. The rate reduction took effect in September 2002 and generally reduces annual gas sales margins at ENSTAR by approximately 3.6%. There was an increase in customer rates effective in May 2003, for customers located in the Company’s service areas regulated by the Michigan Public Service Commission ("MPSC") ("MPSC Customers"). The rate increase for MPSC customers was the result of a settlement agreement reached with the MPSC. The settlement took effect May 3, 2003 and generally increases annual gas sales margins generated from MPSC Customers by approximately 4.8%.
Under the terms of a third-party natural gas supply and management agreement for the Company’s Michigan operations, certain gas cost savings were passed through to the Company. On March 31, 2002 this agreement expired and a new agreement covering our customers located in jurisdictions regulated by the MPSC was executed. This new agreement does not contain similar provisions for gas cost savings. As a result, 65% of the gas cost savings realized during the first three months of 2002 was non-recurring. A new agreement covering our customers located in the jurisdictions regulated by the City Commission of Battle Creek, Michigan ("CCBC") includes similar provisions for gas costs savings and is effective from April 1, 2002 through March 31, 2005.
The ATS program for residential customers was effective from April 1, 1999 through March 31, 2002. A program similar to the ATS program, referred to as the Gas Customer Choice program, was opened to customers on October 1, 2002. These programs provide Michigan residential customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees. Distribution and customer fees associated with customers who switched to third-party gas suppliers were recorded in gas transportation revenue rather than gas sales revenue because the Company acted as a transporter for those customers. During 2001 and 2002, certain ATS customers switched back to the Company’s general gas sales service because the third-party suppliers they were utilizing stopped participating in the ATS program primarily due to significant fluctuations in the market price of natural gas. When the ATS program for residential customers ended on March 31, 2002, all remaining ATS customers became gas sales customers because they were turned back to the Company by their third-party gas suppliers. Currently, there are no third-party gas suppliers providing service under this program in our customer service territories.  If any third-party gas supplier in our service territories were to begin participating in the Gas Customer Choice program, we would record the distribution and customer fees associated with such customers as gas transportation revenue rather than gas sales revenue.
Changes in customer gas consumption from one period to the same period of a prior year is attributable primarily to the impact of changes in temperatures between the periods. However, other factors including energy conservation by customers, the increasing use of more energy efficient gas furnaces and appliances and the addition of new energy efficient homes to the Company’s gas distribution system also contribute to changes in customer gas consumption. However, the impact on gas margin of these additional factors is believed to be fairly small from one period to the next.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION (Continued)

GAS TRANSPORTATION REVENUE - For the three and nine months ended September 30, 2003, gas transportation revenue increased by $0.6 million and $0.8 million, respectively, when compared to the same periods ended September 30, 2002. The primary reasons for these increases were due to an increase in standard transportation volumes partially offset by the rate reduction at ENSTAR and the impact of ATS customers switching from the ATS program back to gas sales service in Michigan in the first quarter of 2002. Standard transportation volumes and revenues relate to large volumetric customers that are billed using standard transportation tariffs instead of the monthly service fees used for the ATS program. As discussed above, under the ATS program, the Company charged ATS customers the same distribution fees and customer fees that were charged to gas sales service customers. Gas transportation revenue decreased by $0.1 million for the twelve months ended September 30, 2003, when compared to the same period ended September 30, 2002. The primary reasons for the decrease were the rate reduction at ENSTAR and the impact of ATS customers switching from the ATS program back to gas sales service in Michigan offset by the items discussed above that contributed to the increase in quarterly and year-to-date results.

OTHER OPERATING REVENUE - Other operating revenue for the three, nine and twelve months ended September 30, 2003, was $0.9 million, $3.1 million and $3.9 million, respectively, compared to $0.8 million, $2.6 million and $3.3 million for the same periods ended
September 30, 2002, respectively.  The $0.1 million, $0.5 million and $0.5 million increases for the three, nine and twelve months ended September 30, 2003 were due primarily to an increase in miscellaneous services fees, offset partially by a reduction in ATS balancing fees as a result of remaining ATS customers switching back to gas sales service in the first quarter of 2002.  Balancing fees are those fees associated with our cost for maintaining transportation and storage assets used for the daily balancing of supply on our Michigan distribution system. Balancing fees are charged to ATS customers at $0.25 per Mcf.

OPERATING EXPENSES - Operating expenses of the Gas Distribution Business for the three months ended September 30, 2003 increased by $1.3 million when compared to the three months ended September 30, 2002 . The increase was due to an increase in operating expenses of $1.2 million and an increase in general business taxes of $0.1 million. The increase in operating expenses is due primarily to higher employee benefit costs, including pension expense, health care costs and retiree medical costs, increased commercial insurance costs and uncollectible customer accounts. The increase in general business tax expense is due primarily to property taxes on additional property, plant and equipment placed in service.
During the nine months ended September 30, 2003, operating expenses increased by $3.5 million when compared to the nine months ended September 30, 2002. The increase is comprised of a $3.1 million increase in operating expenses, a $0.1 million increase in depreciation expense and a $0.3 million increase in general business taxes. The $3.1 million increase in operating expenses and $0.3 million increase in business taxes are due primarily to the same factors that caused the increase between the quarterly results. The increase in depreciation expense was due primarily to additional property, plant and equipment placed in service, offset partially by lower depreciation rates approved in the recent MPSC rate case.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION (Continued)

Operating expenses for the twelve months ended September 30, 2003 increased by $1.4 million when compared to the twelve months ended September 30, 2002 . Offsetting this increase is a pproximately $1.1 million of restructuring charges included in the results for the twelve months ended September 30, 2002 . Excluding this offset, the increase of $2.5 million was due primarily to increases in operating expenses of $2.4 million, depreciation expense of $0.9 million and general business tax expenses of $0.2 million . These increases were offset partially by a decrease in goodwill amortization expense of $1.0 million . The increase in operating expenses, depreciation expense and general business tax expense are due primarily to the items discussed above that contributed to the increases in the three and nine months ended results. The decrease in goodwill amortization was due to its elimination effective January 1, 2002 as a result of the adoption of SFAS 142. For further information on SFAS 142 and its impact on goodwill, see Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements.

REGULATORY MATTERS - On May 2, 2003, the MPSC approved a settlement agreement, authorizing the Company to implement revised rates for the sale and transportation of natural gas and to revise its depreciation rates and practices . The settlement establishes a revenue requirement of $71.9 million based on a 2003 projected test year and an increase in the return on common equity from 10.75% to 11.40% . The settlement also provides for a) the elimination of the reverse taper incentive mechanism so that the Company is no longer required to refund revenues to customers above the return on common equity, b) no potential refund to customers for property tax expense based on lower state property tax tables and c) an increase in the monthly service charge from $7.00 to $9.50 per month for residential customers . The increase in the monthly service charge will help reduce the impact to the Company and its customers of colder or warmer than normal weather. The new authorized rates, which became effective May 3, 2003, are expected to increase annual revenue by $3.4 million and decrease annual depreciation expense by $1.4 million.
The Company received a rate order in August 2002, which set ENSTAR’s revenue requirement and included a 12.55% authorized return on equity. After receiving the order, ENSTAR filed the rate design portion of the case. An order on the rate design was issued on May 21, 2003 and provides for decreases to residential, power plant and industrial customers and an increase to commercial customers. The design also increases the monthly customer service charges over a 3-year period. For example, the monthly service charge for residential customers was increased from $4.50 to $7.00 and will increase to $8.00 and $9.00 over the next two years. These higher monthly charges will help mitigate the impact of weather on ENSTAR’s financial results.

CONSTRUCTION SERVICES

The Company’s Construction Services business ("Construction Services") is seasonal . As a result, it generally incurs operating losses during the winter and spring months when underground construction and related services are inhibited by weather, and generates the majority of its operating income during the summer and fall months.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

CONSTRUCTION SERVICES (Continued)

As discussed previously, in November 2003, the Company’s Board of Directors instructed management to pursue the sale of the Company’s Construction Services Business.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,

	2003	2002	2003	2002	2003	2002

	(in thousands )

Operating revenues	$25,860	$33,868	$60,836	$95,973	$84,117	$128,784
Restructuring & impairment charges	20,474	-	20,474	-	20,474	3,098
Other operating expenses	26,565	33,290	67,062	94,766	93,549	128,410

Operating income (loss)	$(21,179)	$578	$(26,700)	$1,207	$(29,906)	$(2,724)

The amounts in the above table include intercompany transactions.

OPERATING REVENUES – The operating revenues of Construction Services for the three and nine months ended September 30, 2003 were $25.9 million and $60.8 million, respectively which represent a $8.0 million and $35.1 million decrease in comparison to the same periods ended September 30, 2002. These decreases are due primarily to a significant reduction in work levels when compared to last year. There has been a reduction of projects in the southern division of Construction Services and the cessation of construction operations in certain unprofitable regions of the mid-western division. During the first and second quarters of last year, the southern division of Construction Services experienced an acceleration of work on projects that had been scheduled for the last half of 2002, which caused a significant increase in revenues during the first and second quarters of 2002. Construction Services also has bid on numerous projects in 2003 but has not experienced the expected level of success in being awarded these projects due to the intense competition in the industry . Furthermore, several of the Construction Services Business’ high-margin customers delayed projects. In addition, lower work levels in the mid-western division due to cold weather also contributed to the decrease in nine-month revenues. The colder than normal temperatures in the mid-western regions of the United States kept frost levels deep during the entire first quarter of 2003, which inhibited construction activity and lowered productivity levels during that period.
The operating revenues of Construction Services for the twelve-month period ended September 30, 2003 and 2002 were $84.1 million and $128.8 million, respectively . The decrease of $44.7 million was due in part to customers in the mid-western and southern regions of the country delaying projects in the latter part of 2002 in light of the generally depressed economy and their own financial considerations. Contributing also to the decrease were the reasons previously discussed for the decrease in revenues during the year-to-date period ending September 30, 2003.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

CONSTRUCTION SERVICES (Continued)

OPERATING INCOME – Construction Services had an operating loss of $21.2 million and $26.7 million for the three and nine months ended September 30, 2003 compared to operating income of $0.6 million and $1.2 million for the same periods ended September 30, 2002 . The results for the three and nine months ended September 30, 2003 include the $17.6 million goodwill impairment charge and the $2.8 million equipment impairment charge discussed previously and in Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements. Exclusive of these charges, operating income decreased for the three and nine months ended September 30, 2003 when compared to the three and nine months ended September 30, 2002, by approximately $1.3 million and $7.4 million, respectively. These decreases were due primarily to the same items discussed above which caused the decrease in operating revenues during the three and nine months ended September 30, 2003. The southern division of Construction Services also experienced unprecedented rainfall during the second quarter of 2003, which interrupted work execution for extended periods of time and contributed to the decrease in operating results for the nine months ended September 30, 2003. Also contributing to the decreases were lower margin levels for the three and nine months ended September 30, 2003, due to the competition for the limited supply of available work, as further discussed below.
Construction Services had an operating loss of $29.9 million for the twelve months ended September 30, 2003, compared to an operating loss of $2.7 million for the twelve months ended September 30, 2002 . The decrease of $27.2 million is due primarily to the same items discussed above which caused the decrease in operating revenues for the twelve months ended September 30, 2003. In addition, the Company experienced lower than expected margins on some of the work performed and higher than anticipated costs on some projects during the twelve months ended September 30, 2003. The Company believes that the softening economy caused many customers to delay or cancel certain construction projects during 2002, which changed the mix of work available to Construction Services. The mix of work during the twelve months ended September 30, 2003 included more lower margin work at certain business units because of the competition for the limited supply of available work. In addition, the operating performance in certain regions of Construction Services was below the Company’s profitability expectations and, therefore, the Company ceased operations in several of these under performing regions in late 2002 and early 2003. These factors were partially offset by the non-recurrence during the twelve months ended September 30, 2002 of $3.3 million of restructuring charges, impairments and other unusual charges incurred in the fourth quarter of 2001.

INFORMATION TECHNOLOGY SERVICES

The information technology services business ("IT Services"), under the Aretech Information Services name, provides IT infrastructure outsourcing services and other IT services with a focus on mid-range computers, particularly the IBM I-Series (AS-400) platform.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,

	2003	2002	2003	2002	2003	2002

	(in thousands )

Operating revenues	$2,253	$2,510	$6,675	$7,088	$9,205	$9,755
Restructuring charges	-	-	-	-	-	20
Other operating expenses	2,172	2,462	6,217	6,721	8,512	9,290

Operating income	$81	$48	$458	$367	$693	$445

The amounts in the above table include intercompany transactions.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

INFORMATION TECHNOLOGY SERVICES (Continued)

OPERATING REVENUES - Operating revenues for IT Services for the three months ended September 30, 2003 were $2.3 million compared to $2.5 million for the three months ended September 30, 2002. Of these amounts, $1.7 million and $2.1 million for these same periods, respectively, represent sales to affiliates . Operating revenues for IT Services for the nine months ended September 30, 2003 were $6.7 million compared to $7.1 million for the nine months ended September 30, 2002. Of these amounts, $5 million and $5.8 million for these same periods, respectively, represent sales to affiliates . Operating revenues for the twelve months ended September 30, 2003 were $9.2 million, compared to $9.8 million for the twelve months ended September 30, 2002. Of these amounts, $6.8 million and $8.1 million for these same periods, respectively, represent sales to affiliates.
The decreases in operating revenues of $0.3 million, $0.4 million and $0.6 million for the three, nine and twelve months ended September 30, 2003, respectively, when compared to the same periods ended September 30, 2002, were due primarily to fewer special projects with affiliate customers offset partially by an increase in business with non-affiliate customers. We refer to projects that are in addition to a base service contract between Aretech and SEMCO as special projects.

OPERATING INCOME - Operating income for the three months ended September 30, 2003, when compared to the same period ending September 30, 2002, remained largely unchanged. Operating income for the nine months ended September 30, 2003, when compared to the same period ending September 30, 2002, increased by approximately $0.1 million. Operating income for the twelve months ended September 30, 2003 increased by approximately $0.2 million, compared to the same period ended September 30, 2002 . The increases for the nine- and twelve-month periods ended September 30, 2003 were due primarily to an increase in business with non-affiliate customers and a decrease in business taxes, offset partially by an increase in depreciation and amortization expense.

PROPANE, PIPELINES AND STORAGE

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,

	2003	2002	2003	2002	2003	2002

	(in thousands )

Operating revenues	$1,198	$1,097	$5,439	$4,751	$7,746	$6,787
Operating expenses	1,004	870	4,024	3,534	5,602	5,052

Operating income	$194	$227	$1,415	$1,217	$2,144	$1,735

OPERATING REVENUES - The operating revenues of the Company's propane, pipelines and storage business for the three, nine and twelve-month periods ended September 30, 2003 were $1.2 million, $5.4 million and $7.7 million, respectively, compared to $1.1 million, $4.8 million and $6.8 million, respectively, for the same periods ended September 30, 2002 . The increases for the three, nine and twelve-month periods were due primarily to higher propane distribution revenues resulting from colder weather in the Company’s propane distribution service area, which increased propane sales, and an increase in the market price for propane.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

PROPANE, PIPELINES AND STORAGE (Continued)

OPERATING INCOME - Operating income from the propane, pipelines and storage business for the third quarter of 2003 was essentially unchanged when compared to the same period in 2002. Operating income for the nine and twelve month ended September 30, 2003, when compared to the same periods in 2002, increased by approximately $0.2 million and $0.4 million, respectively. These increases were due primarily to colder weather during the first quarter of 2003 and the fourth quarter of 2002, which increased propane sales and margins. Also contributing to the increase were lower operating expenses and business taxes in 2003, partially offset by an increase in depreciation expense.

OTHER INCOME AND DEDUCTIONS

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,

	2003	2002	2003	2002	2003	2002

	(in thousands )

Other income	$835	$857	$3,002	$2,239	$3,738	$3,369
Interest expense	(12,291)	(7,951)	(29,300)	(23,102)	(37,466)	(31,076)
Debt exchange and extinguishment costs	-	-	(24,030)	-	(24,030)	-
Other deductions	(162)	(163)	(850)	(511)	(1,076)	(1,016)

Total other income (deductions)	$(11,618)	$(7,257)	$(51,178)	$(21,374)	$(58,834)	$(28,723)

OTHER INCOME – Other income for the third quarter of 2003 was essentially unchanged when compared to the same period in 2002. Other income for the nine and twelve months ended September 30, 2003 increased by approximately $0.8 million and $0.4 million, respectively, when compared to the same periods ended September 30, 2002. The increases for these periods were due primarily to higher equity earnings in the first half of 2003 and the last quarter of 2002 from an investment in a gas storage partnership and increases in other non-operating income, partially offset by income from an engineering project performed by the Gas Distribution business for a third-party in the third quarter of 2002 and lower interest income.

INTEREST EXPENSE - Interest expense for the three, nine and twelve months ended September 30, 2003 increased by $4.3 million, $6.2 million and $6.4 million, respectively, when compared to the same periods ended September 30, 2002. Contributing to these increases is approximately $2.2 million of dividends on company-obligated mandatorily redeemable trust preferred securities ("trust preferred securities") recorded in the third quarter of 2003. In compliance with SFAS 150, " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ", dividends incurred on these securities in periods after July 1, 2003 are reflected in the Company’s Consolidated Statement of Operations as interest expense. For further information on SFAS 150 see Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements. The remainder of the increases in interest expense were due primarily to a) higher long-term debt balances in the second and third quarters of 2003 as a result of the refinancing of the Company’s long-term debt, as discussed below, b) an increase in bank fees relating to our short-term debt facilities and c) an increase in amortization expenses for debt issuance costs.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OTHER INCOME AND DEDUCTIONS (Continued)

DEBT EXCHANGE AND EXTINGUISHMENT COSTS – For the nine and twelve months ended September 30, 2003, the Company’s Consolidated Statements of Operations reflect $24 million of debt exchange and extinguishment costs . In the second quarter of 2003, the Company completed a refinancing of certain of its long-term debt through the issuance of new senior unsecured notes and the exchange and repurchase of existing notes. In connection with the repurchase of existing notes, the Company paid approximately $24 million for make-whole premiums or similar amounts. For further information regarding the refinancing and the debt exchange and extinguishment costs refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements.

OTHER DEDUCTIONS - Other deductions for the three and twelve months ended September 30, 2003 were essentially unchanged when compared to the same periods ended September 30, 2002. The $0.3 million increase for the nine months ended September 30, 2003, in comparison to the same period ended September 30, 2002, was due to various miscellaneous nonoperating expenses.

INCOME TAXES

Income tax expense for the three, nine and twelve-month periods ended September 30, 2003 decreased by $4.9 million, $16.7 million and $15.8 million, respectively, when compared to the same periods ended September 30, 2002. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes and minority interest.
For the three, nine and twelve months ended September 30, 2003, there was no tax benefit recorded on approximately $11.7 million of the $17.6 million charge for goodwill impairment. A tax benefit was not recorded because the $11.7 million charge is not deductible for tax purposes.

MINORITY INTEREST – DIVIDENDS ON COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARIES HOLDING SOLELY DEBT SECURITIES OF SEMCO ENERGY, INC., NET OF INCOME TAX

Dividends on trust preferred securities, net of income taxes, for the three, nine and twelve-month periods ended September 30, 2003 decreased by $2.2 million when compared to the same periods ended September 30, 2002. These decreases are the result of reflecting dividends on trust preferred securities incurred after July 1, 2003 in interest expense, as discussed above in the "Interest Expense" section. In addition, the retirement of approximately $101 million of trust preferred securities in August 2003, as part of a mandatory common stock purchase obligation specified under the Company’s FELINE PRIDES securities, also decreased dividends on trust preferred securities when compared to the same period ended September 30, 2002. For further information on the retirement of the trust preferred securities, see Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS USED FOR INVESTING - The following table identifies capital investments for the nine and twelve months ended September 30, 2003 and 2002:

	Nine Months Ended		Twelve Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Capital investments:
Property additions - gas distribution	$19,844	$21,766	$28,050	$27,020
Property additions - diversified businesses and other	1,689	4,557	2,137	10,699

	$21,533	$26,323	$30,187	$37,719

The Company’s expenditures for property additions were approximately $21.5 million for the first nine months of 2003 . Expenditures for property additions during the remainder of 2003 are anticipated to be approximately $11 million.

CASH FLOWS PROVIDED BY OPERATIONS - Net cash provided by operating activities for the nine and twelve months ended September 30, 2003, when compared to the same periods of the prior year, decreased by $19.9 million and $26.6 million, respectively . The change in operating cash flows is influenced significantly by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes . The changes in these accounts are largely the result of the timing of cash receipts and payments. The change in cash provided by operating activities is also impacted by changes in the operating results of the Company’s businesses. As discussed in previous sections, the operating results of the Company’s Construction Services Business have decreased significantly over the past year, which has contributed to the decrease in cash provided by operating activities. However, this has been mitigated somewhat by a decrease in capital expenditures for equipment at the Construction Services Business, which has caused a decrease in cash flow used for investing activities.
During the third quarter of 2003, the company recorded goodwill impairment and equipment impairment charges totaling $20.5 million. These charges were non-cash and therefore did not impact cash flows from operations. For further information on these charges, see Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements.

CASH FLOWS PROVIDED BY FINANCING - Net cash provided by financing activities during the nine and twelve-month periods ended September 30, 2003 increased by $14.1 million and $11.2 million, respectively, when compared to the same periods ended September 30, 2002.

	Nine Months Ended		Twelve Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Cash provided by (used for) financing activities:
Issuance of common stock	$2,721	$2,796	$3,567	$3,917
Net change in notes payable	(18,004)	6,458	(10,584)	17,964
Isuance of long-term debt, net of expenses	197,503	29,043	197,450	29,043
Repayment of long-term debt	(138,162)	(30,060)	(138,227)	(30,060)
Debt exchange and extinguishment costs	(24,030)	-	(24,030)	-
Payment of dividends on common stock	(6,138)	(8,447)	(8,467)	(12,260)

	$13,890	$(210)	$19,709	$8,604

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

On October 16, 2003, the Company's Board of Directors declared a quarterly cash dividend of $0.075 per share on the Company’s common stock. The dividend is payable on November 15, 2003 to shareholders of record at the close of business on October 31, 2003.
In the second quarter of 2003, the Company completed an offering of an aggregate of $300 million of senior unsecured notes. The Company used approximately $92.3 million of the new notes in an exchange for other outstanding debt of the Company. The debt exchange was a non-cash financing activity and therefore is not reflected in cash flows provided by financing activities. Refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements for further information regarding the debt exchange and the use of the remaining proceeds from the $300 million offering.
In the third quarter of 2003, the Company retired approximately $101 million of 9% trust preferred securities in order to fulfill FELINE PRIDES holders’ stock purchase obligations. This transaction was a non-cash financing activity and therefore both the issuance of the $101 million of common stock and the retirement of the $101 million of trust preferred securities is not reflected in the Company’s Consolidated Statement of Cash Flows.
In August 2003, the Company issued approximately 8.74 million shares of common stock for $101 million through the mandatory purchase obligation specified under the terms of stock purchase contracts, which are a component of the FELINE PRIDES. Related to this issuance, the Company retired approximately $101 million of 9% trust preferred securities. The retirement of the trust preferred securities in order to fulfill the FELINE PRIDES holder’s stock purchase obligations was a non-cash financing activity and therefore both the issuance of the $101 million of common stock and the retirement of the $101 million of trust preferred securities is not reflected in cash flows provided by financing activities. Refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements for further information regarding the issuance of 8.74 million shares of common stock and the related retirement of 9% trust preferred securities.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS - Summarized below are the contractual obligations and other commercial commitments of the Company as of September 30, 2003 in millions.

	Payments Due by Period

							2009
Contractual obligations	Total	2004	2005	2006	2007	2008	and beyond

Long-term debt, including trust preferred securities	$ 489.7	$ -	$ 15.1	$ -	$ -	$ 155.0	$ 319.6
Unconditional gas purchase and gas transportation obligations	$ 180.4	53.6	46.6	39.8	17.4	14.3	8.7
Operating leases	$ 10.8	1.6	1.2	1.0	1.0	1.0	5.0
Miscellaneous notes payable	$ 0.2	0.2	-	-	-	-	-

Total contractual cash obligations	$ 681.1	$ 55.4	$ 62.9	$ 40.8	$ 18.4	$ 170.3	$ 333.3

	Amount of Commitment Expiration Per Period

							2007
Commercial commitments	Total	2004	2005	2006	2007	2008	and beyond

Bank credit facility	$ 155.0	$ 69.5	$ 85.5	$ -	$ -	$ -	$ -

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

FUTURE FINANCING - In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of its short-term bank credit facility. When appropriate, the Company will refinance its short-term debt with long-term debt, common stock or other long-term financing instruments. During the second quarter of 2003, the Company amended its bank credit agreement to permit the issuance of additional debt securities, to increase the facility from $145 million to $155 million and to extend the maturity date of the 364–day component of the facility to May 20, 2004. The $155 million bank credit facility consists of an $85.5 million multi-year revolver, which expires in June 2005, and a $69.5 million 364 day facility, with a one year term loan option. In October 2003, the Company amended the terms of its credit agreement to exclude from the financial covenants contained therein, all non-cash goodwill and asset impairment charges that may be taken by the Company’s Construction Services Business. Refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements for additional information regarding the bank credit facility. On September 30, 2003, $46.6 million of the Company’s bank credit facility was unused.
Covenants contained in the Company’s amended bank credit agreement require maintenance of a minimum net worth of $215.0 million, a fixed-charge coverage ratio of at least 1.2 until September 30, 2003, at least 1.33 through March 31, 2004 and 1.5 thereafter, and a debt-to-capitalization ratio of less than 0.70 through the earlier of March 31, 2004 or the sale of Alaska Pipeline Company, at which time the debt-to-capitalization ratio must be less than 0.65. As of September 30, 2003, the Company was in compliance with all debt covenants. Failure to comply with such covenants may result in a default with respect to the related debt and could lead to the acceleration of such debt or any instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. In such a case, there can be no assurance that the Company would be able to refinance or otherwise repay such indebtedness.
In March 2000, a registration statement on Form S-3 ("registration statement") filed by the Company and SEMCO Capital Trust I, SEMCO Capital Trust II and SEMCO Capital Trust III ("Capital Trusts") with the Securities and Exchange Commission became effective. On September 30, 2003, there was $33 million available under the Company’s registration statement for any future issuances of common stock, preferred stock, trust preferred securities and long-term debt.
The Company’s ratio of earnings to fixed charges, as defined under Item 503 of SEC Regulation S-K, ("Item 503") was less than a one to one coverage for the twelve months ended September 30, 2003. The deficient amount of earnings that would be required to attain a ratio of one-to-one for the twelve months ended September 30, 2003, is approximately $40.3 million. This ratio is more strictly defined than the fixed charge coverage ratio used to determine compliance with the Company’s previously discussed debt covenants. "Earnings", as defined by Item 503, represents income (loss) before income taxes, interest expense and minority interest. "Fixed charges", as defined by Item 503, represents interest expense and preferred securities dividend requirements of consolidated subsidiaries. We have such dividend requirements under our Trust Preferred Securities and include them in the calculation of fixed charges for purposes of calculating the ratio required under Item 503.
The fixed charged coverage ratio, as defined by the Company’s amended bank credit agreement, (the "agreement") represents a ratio of earnings to fixed charges. Under the agreement, "earnings" represents income (loss) before income taxes, interest expense, dividends on trust preferred securities, discontinued operations & extraordinary items. Also excluded from earnings are the recently incurred debt exchange and extinguishments costs and all non-cash goodwill and asset impairment charges that may be taken by the Company’s Construction Services Business. "Fixed charges", as defined in the Company’s bank credit agreement, is interest expense.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

OTHER MATTERS – In September 2003, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Alaska Pipeline Company to Atlas Pipeline Partners, L.P. for $95 million. Proceeds of the sale will be used to reduce the Company’s outstanding debt obligations. In November 2003, the Company announced that its Board of Directors instructed management to pursue the sale of the Construction Services Business. The Company anticipates that the proceeds of a sale will be used to strengthen the financial position of the Company and support the growth of the gas distribution business. Refer to Note 7 of the Condensed Notes to the Unaudited Consolidated Financial Statements for further information.

NEW ACCOUNTING STANDARDS

See Note 1 of the Notes to the Financial Statements, which is incorporated herein by reference.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures - As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the review of the disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company that is required to be included in the periodic SEC filings.

Internal Control Over Financial Reporting – There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings.

None.

Item 2.            Changes in Securities and Use of Proceeds.

During the third quarter of 2003, the Company issued an aggregate of 950 shares of unregistered common stock to the members of its Board of Directors in exchange for services rendered, valued at $5,200.
The preceding transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3.            Default upon Senior Securities.

Not applicable.

Item 4.            Submission of Matters to a Vote of Securityholders.

Not applicable.

Item 5.           Other Information.

Not applicable.

Item 6.            Exhibits and Reports on Form 8-K.

(a)  List of Exhibits - (See page 38 for the Exhibit Index.)

12        Ratio of Earnings to Fixed Charges.

31.1     CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxely Act of 2002.

31.2     CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxely Act of 2002.

32.1     CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

The Company filed the following Form 8-K Reports during the third quarter of 2003: (1) report filed on August 6, 2003 to announce its second quarter 2003 results (2) report filed on September 18, 2003 to announce that the Company had entered into a definitive agreement to sell Alaska Pipeline Company to Atlas Pipeline Partners, L.P. for $95 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMCO ENERGY, INC.
(Registrant)

Date: November 14, 2003	By:	/s/ John E. Schneider

Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q

Third Quarter 2003

Exhibit No.	Description	Filed Herewith

12	Ratio of Earnings to Fixed Charges.	x

31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxely Act of 2002.	x

31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxely Act of 2002.	x

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

