Form 10-K
period 2003-12-31
SEMCO ENERGY INC
filed 2004-03-04
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 001-15565

SEMCO Energy, Inc.

(Exact name of registrant as specified in its charter)

Michigan (State of incorporation)	38-2144267 (I.R.S. Employer Identification No.)

28470 13 Mile Road, Suite 300, Farmington Hills, Michigan (Address of principal executive offices)	48334 (Zip Code)

248-702-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, $1 Par Value	New York Stock Exchange
10.25% Trust Preferred Securities	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2003 was $102,700,535 based on 17,646,140 shares held by non-affiliates and the closing price of $5.82 on that day (New York Stock Exchange).

Number of outstanding shares of the Registrant’s common stock as of February 20, 2004: 28,139,218

Documents Incorporated by Reference:

Portions of Registrant’s definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant’s May 24, 2004 Annual Meeting of Common Shareholders are incorporated by reference in Part III of this Form 10-K.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections of the registrant, SEMCO Energy, Inc. (the “Company”). Statements that are not historical facts, including without limitation, statements about the Company’s outlook, beliefs, plans, goals, and expectations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negatives of these terms or variations of them or similar terminology. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, the Company cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following:

•	the effects of weather and other natural phenomena;

•	the economic climate and growth in the geographical areas where the Company does business;

•	the capital intensive nature of the Company’s business;

•	increased competition within the energy industry as well as from alternative forms of energy;

•	the timing and extent of changes in commodity prices for natural gas and propane;

•	the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates;

•	the Company’s ability to bid on and win construction contracts;

•	the impact of energy prices on the amount of projects and business available to the Company’s construction services business;

•	the nature, availability and projected profitability of potential investments available to the Company;

•	the Company’s ability to remain in compliance with its debt covenants and accomplish its financing objectives in a timely and cost-effective manner in light of changing conditions in the capital markets;

•	the Company’s ability to consummate planned divestitures of certain of its businesses; and

•	the Company’s ability to effectively execute its strategic plan.

PART I

ITEM 1. BUSINESS

SEMCO ENERGY, INC.

SEMCO Energy, Inc. is a diversified energy and infrastructure services company headquartered in southeastern Michigan. It was founded in 1950 as Southeastern Michigan Gas Company. In 1977, Southeastern Michigan Gas Enterprises, Inc. was formed as a holding company, into which Southeastern Michigan Gas Company was transferred. On April 24, 1997, Southeastern Michigan Gas Enterprise’s name was changed to SEMCO Energy, Inc.

     SEMCO Energy, Inc. and its subsidiaries operate four reportable business segments: (1) gas distribution; (2) construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the “diversified businesses.” Certain smaller subsidiaries or divisions of SEMCO Energy, Inc. are not part of the four previously mentioned business segments. Instead, they are included together in a category referred to as “Corporate and other.” For information on what constitutes a business segment, refer to Note 11 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. Reference to “the Company” in this document means SEMCO Energy, Inc. , SEMCO Energy, Inc. and its subsidiaries, individual subsidiaries or divisions of SEMCO Energy, Inc. or the business segments discussed above as appropriate in the context of the disclosure.

     During 2003, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Alaska Pipeline Company (“APC”). APC is part of the Company’s gas distribution business segment. Also, during the fourth quarter of 2003, the Company announced that its Board of Directors decided to pursue the sale of the Company’s construction services business. The Company began to actively market that business for sale during the first quarter of 2004. For further information regarding these items, refer to Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

SEMCO ENERGY INC. AND SUBSIDIARIES	1

GAS DISTRIBUTION

The Company’s gas distribution business segment consists of operations in Michigan and Alaska. The Michigan operation is sometimes referred to as “SEMCO Gas” and the Alaska operation is sometimes referred to as “ENSTAR.” These operations are referred to together as the “Gas Distribution Business.”

     SEMCO Gas operates as a division of SEMCO Energy, Inc. The ENSTAR operation includes ENSTAR Natural Gas Company, APC and Norstar Pipeline Company (“Norstar”). ENSTAR Natural Gas Company operates as a division of SEMCO Energy, Inc., while APC operates as a subsidiary of SEMCO Energy, Inc. and Norstar operates as a subsidiary of APC. As discussed previously, the Company has entered into a definitive agreement to sell APC. Norstar is not part of the pending sale of APC. Norstar began operations in 2002 and provides pipeline management and pipeline construction management services to non-affiliate customers in Alaska.

     The Gas Distribution Business distributes and transports natural gas to residential, commercial and industrial customers and is the Company’s largest business segment. The Company’s strategy for the Gas Distribution Business is to expand its distribution system in an economical manner through attachment of on-main and near-main potential customers within our existing service territories. The Company will also seek ways to capitalize on other market opportunities, including pipelines related to new power generation projects that may become available.

     Set forth in the table below is various financial and operating information for the Gas Distribution Business:

Years ended December 31,	2003	2002	2001
Gas sales revenue (in thousands)
Residential	$290, 911	$227, 086	$201, 754
Commercial and industrial	137, 025	108, 569	93, 643

Total gas sales revenue	$427, 936	$335, 655	$295, 397

Gas transportation revenue (in thousands)	$27, 737	$25, 707	$25, 888
Cost of gas sold (in thousands)
Purchased	$331, 821	$242, 918	$189, 231
(Injected) withdrawn from storage	(22, 902)	(22, 496)	(4, 258)

Total cost of gas sold	$308, 919	$220, 422	$184, 973

Volumes of gas sold (MMcf)
Residential	45, 324	42, 671	41, 529
Commercial and industrial	21, 948	22, 386	21, 598

Total volumes of gas sold	67, 272	65, 057	63, 127
Volumes of gas transported (MMcf)	51, 358	44, 921	42, 992

Total volumes delivered	118, 630	109, 978	106, 119

Temperature Statistics (a)
Degree days
Alaska	9, 384	9, 392	10, 033
Michigan	7, 063	6, 668	6, 018
Percent colder (warmer) than normal
Alaska	(8. 0)%	(7. 8)%	(3. 0)%
Michigan	4. 7%	(0. 9)%	(11. 5)%
Number of customers at year end	390, 677	383, 298	374, 938
Number of customers, annual average
Residential	346, 819	338, 691	327, 656
Commercial and industrial	37, 640	37, 306	36, 783
Transportation and ATS	1, 481	2, 391	5, 456

	385, 940	378, 388	369, 895

(a)	Degree days are a measure of coldness determined daily as the number of degrees the average temperature during the day in question is below 65 degrees Fahrenheit. Degree days for a particular period are determined by adding the degree days incurred during each day of that period. The Company determines the percent (%) that weather is warmer or colder than normal for a particular period by computing the deviation of actual degree days for that period from the average of degree days during the same periods in the prior fifteen years and dividing the deviation by such fifteen year average.

2 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

     All revenue generated by the Gas Distribution Business for the years ended December 31, 2003, 2002 and 2001 is from non-affiliate customers. Refer to Note 11 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K, for the operating revenues, operating income, assets and other financial information of the Gas Distribution Business for the past three years.

Rates and Regulation. The Gas Distribution Business is subject to regulation. The regulatory matters associated with gas distribution customers located in the City of Battle Creek, Michigan and surrounding communities are subject to the jurisdiction of the City Commission of Battle Creek (“CCBC”). The Michigan Public Service Commission (“MPSC”) has jurisdiction over the regulatory matters related to the Company’s remaining Michigan customers. Regulatory matters for gas distribution customers in Alaska are subject to the jurisdiction of the Regulatory Commission of Alaska (“RCA”). These regulatory bodies have jurisdiction over, among other things, rates, accounting procedures, and standards of service.

     For information on regulatory matters including recent regulatory orders, filings and rate cases, refer to Note 2 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Gas Sales. Gas sales revenue is generated primarily through the sale and delivery of natural gas to residential and commercial customers. These customers use natural gas mainly for space heating purposes. Consequently, weather has a significant impact on sales. Given the impact of weather on this business segment, most of its gas sales revenue is earned in the first and fourth quarters of the calendar year. Revenues from gas sales accounted for 78%, 70% and 66% of consolidated operating revenues in 2003, 2002 and 2001, respectively.

     The Company’s aggregated transportation service (“ATS”) program, which was effective for all classes of Michigan gas sales customers from April 1, 1999 through March 31, 2002, provided gas sales customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees plus a gas load balancing fee. In an MPSC order issued in August 2002 the ATS program was replaced by the Gas Customer Choice Program and expanded over the years 2002, 2003 and 2004 such that by April of 2004 it will be available to all gas sale customers in the Company’s service area regulated by the MPSC. There were no customers taking service under the Gas Customer Choice Program at December 31, 2003. Refer to the Gas Distribution section in Item 7 of this Form 10-K, under the captions “Gas Sales Margin” and “Gas Transportation Revenue,” for further information regarding the impact of these programs on gas sales and transportation revenue.

Transportation. The Gas Distribution Business provides transportation services to its large-volume commercial and industrial customers. This service offers those customers the option of purchasing natural gas directly from producers or marketing companies while utilizing the Company’s gas distribution network to transport the gas to their facilities.

     APC owns and operates the only natural gas transmission lines in its service area that are operated for utility purposes. APC’s transmission system delivers natural gas from producing fields in southcentral Alaska to ENSTAR’s Anchorage-based gas distribution system. APC’s only customer is ENSTAR Natural Gas Company. The anticipated sale of APC will not impact the transportation revenue of the Gas Distribution Business. See Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information.

Customer Base. At December 31, 2003, SEMCO Gas had approximately 276,000 customers. The largest concentration of customers, approximately 115,000, is located in southeastern Michigan. The remaining Michigan customers are located in and around the following communities: Battle Creek, Albion, Holland, Three Rivers, Niles, Marquette and Houghton. The Michigan customer base is diverse and includes residential, commercial and industrial customers. The largest customers include power plants, food production facilities, paper processing plants, furniture manufacturers and others in a variety of other industries. The average number of customers in Michigan has increased by an average of approximately 1.9% annually during the past three years. By comparison, the most recent survey issued by the American Gas Association indicated that the customer growth rate for the U. S. gas distribution industry has averaged approximately 1.3% annually during the most recent three years included in the survey (1999-2001). However, average annual gas usage per customer has been decreasing slightly because new homes and appliances are much more energy efficient.

     At December 31, 2003, ENSTAR had approximately 115,000 customers in and around the Anchorage, Alaska area including the communities of Big Lake, Bird Creek, Butte, Chugiak, Eagle River, Eklutna, Girdwood, Houston, Indian, Kenai, Knik, Nikiski, Palmer, Peters Creek, Portage, Sterling, Soldotna, Wasilla and Whittier. ENSTAR is the sole distributor of natural gas to the greater Anchorage metropolitan area, and its service area encompasses over 50% of the population of Alaska. ENSTAR has two types of customers: gas sales and transportation. Gas sales customers are primarily residential and commercial. ENSTAR provides transportation service, on behalf of gas producers and gas marketers, to power plant sites, a liquified natural gas plant, an ammonia plant, and approximately 1,300 commercial locations. The average number of customers at ENSTAR has increased by an average of approximately 3.1% annually during the past three years.

Competition. Competition in the gas sales market arises from alternative energy sources such as electricity, propane and oil. However, this competition is generally inhibited because of the time, inconvenience and investment for residential and commercial customers to convert to an alternate energy source when the price of natural gas fluctuates. ENSTAR supplies natural gas in its service territory at prices that currently preclude substitution of alternative energy sources. At present, the residential energy cost of natural gas in Alaska is less than half the cost of fuel oil, the next most economical energy choice.

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐ 3

     The market price of alternate energy sources such as coal, electricity, oil and steam is the primary competitive factor affecting the demand for gas transportation services. Certain large industrial customers have some ability to convert to another form of energy if the price of natural gas increases significantly. Natural gas has typically been less expensive than these alternative energy sources. However, over the past three years, natural gas prices have been volatile, making some of these alternative energy sources more economical than natural gas. During this period, a few of the Company’s large Michigan industrial customers periodically switched to alternative energy sources. Prior to 2000, the market price of natural gas had been fairly stable. However, the Company cannot predict the future stability of natural gas prices. To lessen the possibility of fuel switching by industrial customers, the Company offers flexible contract terms and additional services, such as gas storage and balancing. Partially offsetting the impact of price sensitivity has been the use of natural gas as an industrial fuel because of clean air legislation and the resultant pressures on industry and electric utilities to reduce emissions from their plants.

     Consistent with other gas distribution utilities, there is a potential risk that industrial customers and electric generating plants on the Company’s gas distribution system and also located in close proximity to interstate natural gas pipelines, will bypass the Company and connect directly to such pipelines. However, management is currently unaware of any significant bypass efforts by the Company’s customers. The Company has addressed and would continue to address any such efforts by offering special services and rate arrangements designed to retain these customers on the Company’s system. Customers in ENSTAR’s service territory are currently precluded from bypassing ENSTAR’s transportation and distribution system due to the limited availability of gas transmission systems and the large distances between producing fields and the locations of current customers.

Natural Gas Supply. SEMCO Gas entered into agreements with BP Canada Energy Marketing Corp. (“BP”) effective April 1, 2002. The Company has separate agreements with BP related to customers in its service area regulated by the MPSC (“MPSC customers”) and customers in its service area regulated by the CCBC (“CCBC customers”). Under the agreement related to the Company’s CCBC customers, BP provides all of the natural gas supply requirements for the CCBC customers as well as transportation and storage asset management services. Under the terms of the agreement, the price the Company pays to purchase natural gas for CCBC customers is fixed for the three-year period covered by the agreements, which is from April 1, 2002 through March 31, 2005.

     Under the BP agreement covering MPSC customers, BP provides gas supply portfolio management services as well as transportation and storage asset management services. The MPSC required the Company to switch back to the gas cost recovery (“GCR”) pricing mechanism on April 1, 2002 and, therefore, the Company no longer purchases gas at a fixed cost over a number of years. Instead, the Company is required to solicit bids for all supplies with term lengths longer than three days, which, during 2003, constituted approximately 99% of the Company’s sales to MPSC customers. Supplies with term lengths of three days or less can be purchased without bidding. For additional information about how these contracts and the GCR pricing mechanism impact cost of gas, refer to the “Cost of Gas” section within Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

     SEMCO Gas has access to natural gas supplies throughout the United States and Canada via major interstate and intrastate pipelines that run through Michigan. SEMCO Gas has pipeline capacity contracts with ANR Pipeline Company, Great Lakes Gas Transmission Limited Partnership, Northern Natural Gas Company, Panhandle Eastern Pipe Line Company, Michigan Consolidated Gas Company and Consumers Energy Company. SEMCO Gas also owns underground storage facilities in Michigan with a working capacity of 5.1 billion cubic feet (“Bcf”). In addition, it leases 6.5 Bcf of storage from Eaton Rapids Gas Storage System and 3.5 Bcf from non-affiliates in Michigan. The owned and leased storage capacity equals approximately 34% of the Company’s 2003 annual gas sales volumes in Michigan. SEMCO Gas Storage Company, a subsidiary of the company, is a 50% owner of Eaton Rapids Gas Storage System.

     ENSTAR has a gas purchase contract (the “Marathon Contract”) with Marathon Oil Company (“Marathon”) that has been approved by the RCA and is a “requirements” contract with no specified daily deliverability or annual take-or-pay quantities. Marathon is required to deliver up to 17 Bcf of gas in 2004. Each year thereafter, Marathon’s maximum delivery obligation decreases by 2 Bcf per year until 2010 when it is 5 Bcf. The annual delivery obligation remains at 5 Bcf per year until the original commitment of 456 Bcf has been exhausted, which is expected to be in 2018. The contract has a base price and is subject to an annual adjustment based on changes in the price of certain traded oil futures contracts plus reimbursement for any severance taxes and other charges.

     ENSTAR has an RCA-approved gas purchase contract (the “Beluga Contract”) with Anchorage Municipal Light and Power, Chevron U.S.A., Inc. and ConocoPhillips Alaska, Inc. which provides for the delivery of up to approximately 220 Bcf of gas through the year 2009 from the Beluga field. ENSTAR’s obligation to take gas under the Beluga contract is estimated to be approximately 1.8 Bcf in 2004 declining to approximately 0.9 Bcf in 2009. The pricing mechanism in the Beluga Contract is similar to that contained in the Marathon Contract.

     ENSTAR also has an RCA-approved gas supply contract with Aurora Gas for natural gas deliveries from the Moquawkie gas field beginning in 2002 (“the Moquawkie Contract”). The agreement provides that Aurora Gas would supply ENSTAR’s additional supply requirements, above the delivery obligations specified in the Marathon and Beluga Contracts, through 2003, and supply a portion of ENSTAR’s needs through 2016. Aurora is required to deliver up to 1.9 Bcf of gas in 2004 and 2005. Aurora’a requirement begins declining annually in 2006 until the projected final year requirement of 0.2 Bcf in 2014. The total remaining commitment at the end of 2003 is approximately 11 Bcf. The contract has a base price, subject to annual adjustment based upon 50% of the change in certain inflation measures, plus reimbursement for any severance taxes and other charges.

     In November 2000, ENSTAR signed a gas supply contract with Union Oil Company of California (“Unocal”) for natural gas deliveries beginning in 2004. The agreement provides that Unocal will supply ENSTAR’s additional supply requirements, above the delivery obligations specified in the Marathon, Beluga and Moquawkie Contracts, through 2005, and supply all or a portion of ENSTAR’s needs in years beyond 2005 based upon additional commitments that may be made by Unocal. In October 2003, Unocal made an additional commitment to supply

4 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

ENSTAR’s additional supply requirements through 2007. Unocal’s estimated delivery requirements are 6.7 Bcf in 2004, 9.6 Bcf in 2005, 12.8 Bcf in 2006 and 15.8 Bcf in 2007. In any year after 2007, Unocal’s minimum supply commitment to ENSTAR is 3 Bcf less than the prior year’s commitment. Under the terms of the agreement, Unocal must advise ENSTAR each October of Unocal’s commitments for the subsequent five years. Gas supplied under the contract is priced annually according to a 36-month daily average price of certain traded natural gas futures contracts, subject to a floor price provision that is similar to the price of the Moquawkie contract. The contract also provides for reimbursement to the producer of severance taxes and certain transportation costs. The contract received final approval by the RCA in January 2002.

     As noted above, Unocal has committed to supply ENSTAR’s additional supply requirements, above the delivery obligations specified in the Marathon, Beluga and Moquawkie Contracts, through 2007. After that time supplies will still be available under these contracts in accordance with their terms, but at least a portion of ENSTAR’s requirements are expected to be satisfied outside the terms of these contracts, as currently in effect.

     ENSTAR’s gas supply source, primarily though the Marathon, Beluga, Moquawkie and Unocal Contracts, is confined to the Cook Inlet area with no direct access to other natural gas pipelines. However, the Cook Inlet area is home to major gas producing fields. As of January 1, 2003, the Cook Inlet had approximately 2.0 trillion cubic feet (“Tcf”) of total proved gas reserves according to the Alaska Department of Natural Resources Division of Oil and Gas 2003 Annual Report. Based on the Department’s reported 2002 net production of 210 Bcf, there is a reserve life of approximately 10 years. There is ongoing exploration for gas in the Cook Inlet and a new natural gas discovery of an estimated 75 to 100 Bcf of recoverable reserves was announced in November 2003. An additional 2.3 Tcf of undiscovered gas in the Cook Inlet area has been estimated by the United States Geological Survey and Minerals Management Service.

Environmental Matters. The Gas Distribution Business currently owns seven Michigan sites which formerly housed manufactured gas plants. In the earlier part of the 20th century, gas was manufactured from processes using coal, coke or oil. By-products of this process have left some contamination at these sites. The Gas Distribution Business is in compliance with State of Michigan rules which require companies to take “due care” steps to insure that the sites are safe. The Gas Distribution Business has closed a related site with the approval of the appropriate regulatory authority in the State of Michigan and has developed plans and conducted preliminary field investigations at two other sites. For further information, refer to Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

DIVERSIFIED BUSINESSES

The Company’s diversified business operations are organized as subsidiaries of SEMCO Energy, Inc. The diversified businesses are complementary to the Company’s core gas distribution operations. Specifically the Company’s information technology services business uses existing technical infrastructure and services required to support the Gas Distribution Business for external customers, whereby the Company realizes additional revenue and income. The following table shows operating revenues for each of the diversified businesses, including intercompany revenues, for 2001 through 2003:

Years Ended December 31,	2003	2002	2001
(in thousands)
Operating Revenues
Construction services	$83,484	$119,254	$126,205
Information technology services	9,000	9,618	10,275
Propane, pipelines and storage	7,915	7,058	7,443

The amounts in the above table include intercompany transactions.

     Refer to Note 11 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K, for each of the diversified business’ operating revenues, operating income, assets and other financial information for the past three years. As previously discussed, in the fourth quarter of 2003, the Company announced that its Board of Directors decided to pursue the sale of the Company’s construction services business. The Company began to actively market that business for sale during the first quarter of 2004. For further information regarding the intended sale, refer to Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

CONSTRUCTION SERVICES

The Company’s construction services segment (“Construction Services”) operates in the mid-western, southern and southeastern areas of the United States and has offices in Georgia, Iowa, Michigan and Texas. Its primary service is the installation and replacement of underground natural gas main and service lines and the installation and upgrade of compressor stations.

     Construction Services had operating revenues, excluding intercompany transactions, of $72.4 million, $107.4 million and $117.2 million in 2003, 2002 and 2001, respectively. These operating revenues accounted for 13%, 22% and 26% of consolidated operating revenues in 2003, 2002 and 2001, respectively. Construction Services’ business is seasonal in nature. Most of the profits from this segment are made during the summer and fall months. Construction Services generally incurs losses during the winter months when underground construction is inhibited by weather. General economic conditions also have an impact on the amount and type of work

SEMCO ENERGY INC. AND SUBSIDIARIES ☐	5

available for Construction Services. During economic downturns, new housing starts often decline, which leads to a decrease in new gas service line installations. Customers may also reduce amounts typically spent for non-essential construction projects, which also leads to a decrease in work available to Construction Services. Construction Services competes with a variety of other underground construction contractors ranging in size from small local contractors to large national companies. The basis of the competition is generally price and service.

INFORMATION TECHNOLOGY SERVICES

The information technology (“IT”) services business, under the Aretech Information Services name (“Aretech”), began operations in April 2000 and provides IT infrastructure outsourcing services, and other IT services with a focus on mid-range computers, particularly the IBM I–Series (or AS-400) platform. The Company’s other business segments accounted for approximately 74% of Aretech’s revenues during 2003. However, the Company believes there is a growing trend by small to mid-sized companies to outsource certain information technology functions. The Company also believes the trend towards outsourcing large mainframe computers is now moving to include mid-range computers. The Company’s goal is to capitalize on its internal expertise in this area and position itself to take advantage of these trends. Aretech’s business strategy is focused on IT infrastructure outsourcing services.

     Aretech competes with businesses that range from small local firms to large international companies, as well as the in-house IT departments of potential customers. Aretech is an early provider in the mid-range computer outsourcing market and, as the market expands, it is likely that new competition will arise from other firms that possess the necessary technical skills.

PROPANE, PIPELINES AND STORAGE

The Company’s pipelines and storage business consists of three pipelines and a gas storage facility, all of which are located in Michigan. The Company has a partial ownership interest in one of the pipelines and an equity interest in the gas storage facility. Refer to Item 2 of this Form 10-K for additional information on each pipeline and storage facility such as its location and customers. Management believes that the gas pipeline and storage operations could experience opportunities for growth with the increasing demand for natural gas. As gas markets expand, management believes that the quantity of gas moving through the Great Lakes Region will increase, which could create additional pipeline and storage opportunities.

     The Company also owns a propane distribution business known as “Hotflame.” Hotflame supplies more than 4 million gallons of propane annually to retail customers in Michigan’s upper peninsula and northeast Wisconsin. Because propane is used principally for heating, most of the operating income for the propane business is generated in the first and fourth quarters of the calendar year. Propane is transported easily in pressurized containers and is generally the fuel used in rural areas where natural gas pipelines and distribution systems do not exist or are not economical to build. The Company has access to a variety of propane suppliers including Inergy Propane LLC, NGL Supply, Inc., and BP Canada Energy Marketing Corp. The propane operation competes with other energy sources such as natural gas, fuel oil, electricity and other regional and national propane providers. The basis of the competition is generally price and service.

MISCELLANEOUS INFORMATION

The Company had approximately 1,436 full-time employees at December 31, 2003. Approximately 697 of the employees were part of collective bargaining units and approximately 859 of the employees were employed by Construction Services. As discussed previously, the Company’s Board of Directors has decided to pursue the sale of Construction Services.

     The Company maintains a website on the Internet at address http://www.semcoenergy.com. The Company makes available free of charge on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). This reference to the Company’s Internet address shall not, under any circumstances, be deemed to incorporate the information available at such Internet address into this Form 10-K. The information available at the Company’s Internet address is not part of this Form 10-K or any other report filed by the Company with the SEC. The information the Company files with the SEC can also be obtained on the SEC’s website on the Internet at address http://www.sec.gov.

ITEM 2.	PROPERTIES

GAS DISTRIBUTION

The gas delivery system of SEMCO Gas included approximately 160 miles of gas transmission pipelines and 5,489 miles of gas distribution pipelines at December 31, 2003. The pipelines are located throughout the southern half of Michigan’s lower peninsula (centered in and around the cities of Port Huron, Albion, Battle Creek, Three Rivers, Niles and Holland) and also in the central and western areas of Michigan’s upper peninsula. At December 31, 2003, ENSTAR’s gas delivery system included approximately 396 miles of gas transmission pipelines and 2,460 miles of gas distribution pipelines. ENSTAR’s pipelines are located in Anchorage and other communities around the Cook Inlet area of Alaska.

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

6	☐ SEMCO ENERGY INC. AND SUBSIDIARIES

     The Gas Distribution Business owns underground gas storage facilities in eight depleted salt caverns and three depleted gas fields, together with measuring, compressor and transmission facilities. The storage facilities are all located in Michigan. The aggregate working capacity of the storage system is approximately 5.1 Bcf.

     The Gas Distribution Business also owns meters and service lines, gas regulating and metering stations, garages, warehouses and other buildings necessary and useful in conducting its business. In addition, it leases a significant portion of its transportation equipment and certain buildings.

CONSTRUCTION SERVICES

The tangible properties of Construction Services include equipment required for the installation, repair or replacement of compressor stations and underground natural gas main and service lines. This includes primarily equipment necessary for excavation such as backhoes, trenchers, directional drills and dump trucks. This equipment can be driven or carried on trailers from one worksite to another. The largest concentrations of Construction Services’ equipment at December 31, 2003 were located in Georgia, Iowa, Michigan and Texas.

INFORMATION TECHNOLOGY SERVICES

The properties of Aretech consist of a building, leasehold improvements, office equipment, telecommunications equipment and computer equipment. The building is located in Marysville, Michigan and the remaining property is located in that building and in leased office space in Port Huron, Michigan.

PROPANE, PIPELINES AND STORAGE

The principal properties of this business segment include interests and operations in propane distribution, natural gas transmission and an underground gas storage system.

     The Company owns a 50% equity interest in the Eaton Rapids Gas Storage System (“ERGSS”). The Company’s equity investment in the ERGSS totaled approximately $5.3 million at December 31, 2003. This system, located near Eaton Rapids, Michigan, became operational in March 1990 and consists of approximately 12.8 Bcf of underground storage capacity. The Gas Distribution Business leases 6.5 Bcf of the capacity.

     The property of the propane distribution operation consists primarily of pressurized propane storage tanks used by customers to store propane purchased from the Company and trucks for transporting propane. The Company also owns large propane storage tanks that allow the Company to store up to 258,000 gallons of propane inventory. The propane distribution property is all located in Michigan’s upper peninsula and northeast Wisconsin.

     The following table sets forth the pipeline operations wholly or partially owned by the Company, the total net property of each system, and the Company’s ownership percentage and net property in each system at December 31, 2003:

	Total	The Company's	The Company's
(in thousands, except percents)	Net Property	Percent Ownership	Net Property
Litchfield Lateral	$8,160	33%	$2,720
Greenwood Pipeline	5,302	100%	5,302
Eaton Rapids Pipeline	489	100%	489

	$13,951		$8,511

     The Litchfield Lateral is a 31-mile pipeline located in southwest Michigan. The line, which is leased entirely to ANR Pipeline Company, links the ERGSS with interstate pipeline supplies. The Litchfield Lateral began operations in July 1992.

     The Greenwood Pipeline, an 18.5-mile pipeline constructed in 1991, connects an interstate pipeline with the DTE Energy Greenwood Power Plant located near Port Huron, Michigan. The pipeline provides transportation services to the Greenwood Power Plant and to the Gas Distribution Business’ service area north of Port Huron. In 1999, the pipeline received upgrades, which allowed the Company to serve additional peak load generation units at the Greenwood site. The Greenwood Pipeline has a capacity of 271 million cubic feet (MMcf”) per day. There is an agreement between the Company and DTE Energy whereby DTE Energy has contracted for 259 MMcf per day, of this capacity. The Company also has an agreement with its Gas Distribution Business for the remainder (12 MMcf per day) of the pipeline capacity.

     The Eaton Rapids Pipeline is a 37-mile pipeline that provides direct delivery of gas from the ERGSS to the Gas Distribution Business’ systems in Battle Creek and Albion, Michigan. The original 30-mile line was purchased in 1986. The seven-mile extension to the ERGSS was completed in 1990.

CORPORATE AND OTHER

The properties of the Corporate and other segment include leasehold improvements, office furniture, office equipment, computers and computer systems. These properties are located in a leased office building located in Port Huron and leased office space located in Farmington Hills, Michigan.

SEMCO ENERGY, INC. AND SUBSIDIARIES ☐	7

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, the Company may be a party to certain lawsuits and administrative proceedings before various courts and government agencies. These lawsuits and proceedings may involve personal injury, property damage, contractual issues and other matters. Management cannot predict the ultimate outcome of any pending or threatening litigation or of actual or possible claims. However, management believes resulting liabilities, if any, will not have a material adverse impact upon the Company’s financial position or results of operations. Notwithstanding the above statement, in late March 2003 the Company was served a complaint in a putative class-action lawsuit alleging that the approximately 30 defendants, including SEMCO Energy and SEMCO Energy Ventures, Inc., engaged in practices that violated the Sherman Anti-Trust Act and tortuously interfered with the business of the plaintiffs. In October 2003, the plaintiff voluntarily dismissed this action in the jurisdiction in which the action was originally filed and gave the Company notice that it would refile the complaint in a different jurisdiction. In November 2003, the plaintiff filed a separate but similar lawsuit against SEMCO Energy Services, Inc. The Company is considering potential legal and factual defenses to these claims and intends to vigorously defend itself in this action. Although the Company cannot make assurances, management currently believes that this suit will not have a material adverse effect on its business or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

SEMCO Energy, Inc. common stock began trading on the New York Stock Exchange on January 6, 2000 with the trading symbol “SEN.” Prior to this date the Company was traded on the Nasdaq Stock Market with the trading symbol “SMGS.” The table below shows the reported high and low sales prices of the Company’s common stock during 2003 and 2002, as reported on the New York Stock Exchange.

2003 Price Range
Quarter	High	Low
First Quarter	$6.20	$3.15
Second Quarter	$8.80	$3.51
Third Quarter	$6.64	$3.45
Fourth Quarter	$5.27	$4.36

2002 Price Range
Quarter	High	Low
First Quarter	$11.40	$6.95
Second Quarter	$10.25	$6.60
Third Quarter	$10.08	$7.06
Fourth Quarter	$8.15	$5.60

     At February 20, 2004, the closing price of the Company’s common stock was $5.50 per share and the Company had 28,139,218 shares of common stock outstanding and had 8,866 registered common shareholders.

DIVIDENDS

For information regarding dividends, see Notes 4 and 15 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K and Selected Financial Data in Item 6 of this Form 10-K.

UNREGISTERED SECURITIES

During the fourth quarter of 2003, the Company issued an aggregate of 2,441 shares of unregistered common stock, valued at approximately $12,000, to members of the Company’s Board of Directors pursuant to three equity compensation plans for Board members, which are described in the Company’s definitive Proxy Statement (filed pursuant to Regulation 14A), incorporated by reference in Item 12 of this 10-K Report. The transactions were exempt from registration under Section 4(2) of the Securities Act of 1933. Information about the issuance of unregistered common stock is included in the Company’s quarterly reports on Form 10-Q.

8	☐ SEMCO ENERGY INC. AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA

Years Ended December 31,	2003		2002	2001	2000	1999
Statement of operations data (000’s)
Operating revenues	$545,355		$481,527	$445,823	$410,325	$369,922

Operating expenses
Cost of gas sold	308,919		220,422	184,973	161,945	117,789
Cost of gas marketed	—		—	—	—	95,632
Operations and maintenance	139,267		157,485	162,289	140,236	85,696
Depreciation and amortization	35,280		35,337	36,505	33,051	19,742
Property and other taxes	11,686		11,844	11,562	9,860	8,660
Goodwill impairment charge	17,649		—	—	—	—
Restructuring and asset impairment charges	2,825		—	6,103	—	—

	515,626		425,088	401,432	345,092	327,519

Operating Income	29,729		56,439	44,391	65,233	42,403
Other income (deductions)	(62,826	)(c)	(28,760)	(29,449)	(32,077)	(16,750)

Income (loss) before income taxes and minority interest	(33,097)		27,679	14,942	33,156	25,653
Income tax (expense) benefit	7,442		(10,139)	(6,578)	(11,554)	(7,631)
Minority interest — dividends on trust preferred securities, net of income tax benefit	(4,300)		(8,601)	(8,603)	(5,004)	—

Income (loss) from continuing operations	(29,955)		8,939	(239)	16,598	18,022
Discontinued operations, net of income tax	—		10	(6,122)	95	(363)

Net income (loss) available to common shareholders	$(29,955)		$8,949	$(6,361)	$16,693	$17,659

Common stock and per share data
Average shares outstanding (000’s)
Basic	22,297		18,472	18,106	17,999	17,697
Diluted	22,297		18,493	18,106	18,619	17,720
Earnings per share on income (loss) from continuing operations
Basic	$(1.34)		$0.48	$(0.01)	$0.92	$1.02
Diluted	$(1.34)		$0.48	$(0.01)	$0.89	$1.02
Earnings per share on net income (loss) available to common shareholders
Basic	$(1.34)		$0.48	$(0.35)	$0.93	$1.00
Diluted	$(1.34)		$0.48	$(0.35)	$0.90	$1.00
Dividends paid per share	$0.40		$0.59	$0.84	$0.84	$0.87 (d)
Dividends declared per share	$0.35		$0.50	$0.84	$0.84	$0.87 (d)
Dividends payout ratio	n/a		120.4%	n/a	90.1%	86.5%
Book value per share (a)	$6.22		$5.89	$6.24	$7.50	$7.95
Market value per share (a)	$4.90		$6.10	$10.75	$15.56	$11.81

Statement of financial position data (000’s) (a)
Total assets	$951,219		$927,703	$905,094	$889,214	$849,632
Capitalization
Long-term debt (b)	$529,007		$366,026	$368,966	$307,930	$170,000
Company-obligated mandatorily redeemable trust preferred securities of subsidiaries	—		139,436	139,394	139,374	—
Common shareholder’s equity	174,418		110,022	113,810	135,472	142,340

Total Capitalization	$703,425		$615,484	$622,170	$582,776	$312,340

(a)	At year end

(b)	Includes current maturities of long-term debt

(c)	Includes debt exchange and extinguishment expenses of $24,030,000.

(d)	Includes a special one-time dividend of $0.05 per share.

SEMCO ENERGY, INC. AND SUBSIDIARIES ☐	9

ITEM 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had a net loss of $30.0 million for 2003, net income of $8.9 million for 2002 and a net loss of $6.4 million for 2001. The most significant items contributing to the loss for 2003 were a $17.6 million charge ($15.6 million, net of income taxes) for impairment of goodwill at Construction Services, a $2.8 million charge ($1.8 million, net of income taxes) for the impairment of equipment at Construction Services and an expense of $24.0 million ($15.6 million, net of income taxes) for debt exchange and extinguishment costs. The charges for impairment of goodwill and equipment are reflected in operating expenses in the Company’s 2003 Consolidated Statement of Operations, while the debt exchange and extinguishment costs are reflected in non- operating expenses. Refer to Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information on the impairment charges. For further information on debt exchange and extinguishment costs, refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. The other primary factors contributing to the decrease in earnings were an increase in operating losses from Construction Services (exclusive of the impairment charges discussed above) and an increase in interest expense, both of which are discussed in greater detail on the following pages.

     The results for 2001 also include several unusual items, including losses associated with the Company’s discontinued engineering operations, restructuring charges and asset impairments. These items are discussed in more detail below. Income (loss) from continuing operations was $(30.0) million, $8.9 million and $(0.2) million for 2003, 2002, and 2001, respectively. Earnings (loss) per share from continuing operations was $(1.34), $0.48 and $(0.01) for 2003, 2002 and 2001, respectively. All references to earnings or loss per share (“EPS”) in Management’s Discussion and Analysis are on a diluted basis. For information related to the calculation of diluted EPS, refer to Note 10 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

     As discussed above, operating results for 2001 include unusual items, including losses associated with discontinued operations, restructuring charges and asset impairments. During the fourth quarter of 2001, the Company began plans to restructure and redirect its business strategy. The divestiture of the Company’s engineering services business was part of the 2001 restructuring plan and has been accounted for as a discontinued operation. The operating loss, net of income taxes, from the discontinued operations was $1.1 million for 2001. In the fourth quarter of 2001, the Company also recorded a loss of $5.0 million, net of income taxes, for the estimated loss the Company expected to incur on the disposal of its engineering business segment, including estimated losses from operations during the phase-out period. In November 2002, the Company sold its engineering services business.

     In addition to the losses from discontinued operations, the Company’s results for 2001 include restructuring charges, asset impairments and certain other unusual items that reduced net income by $5.1 million, or $0.28 per share. The restructuring charges and asset impairments account for $4.0 million of the charges, net of income taxes, and include severance expense, costs associated with terminating leases, write-downs of certain construction operations and other related expenses associated with the redirection of the Company’s business strategy. The other unusual items account for $1.1 million of the charges, net of income taxes, and include the write-off of certain assets and an increase in reserves for certain contingencies.

     The 2001 restructuring charges and asset impairments ($6.1 million before income taxes) are reflected in operating expenses in the Company’s 2001 Consolidated Statement of Operations. The other unusual items are reflected in both operating expenses ($0.9 million before income taxes) and non-operating expenses ($0.6 million before income taxes). For 2001 business segment reporting, the operating income of the Gas Distribution Business includes $1.1 million of the charges; the operating loss of Construction Services includes $3.3 million of the charges; and $2.6 million is reflected in the operating loss of the Corporate and other business segment.

     The business segment analysis and other discussions on the next several pages provide additional information regarding the differences in operating results when comparing 2003, 2002 and 2001. The following table shows the Company’s consolidated operating results for the past three years.

10	☐ SEMCO ENERGY INC. AND SUBSIDIARIES

Years ended December 31,	2003	2002	2001
(in thousands, except per share amounts)
Operating revenues	$545,355	$481,527	$445,823
Other operating expenses	495,152	425,088	395,329
Goodwill impairment charge	17,649	—	—
Restructuring and asset impairment charges	2,825	—	6,103

Operating income	29,729	56,439	44,391
Other income (deductions)	(62,826)	(28,760)	(29,449)
Income tax (expense) benefit	7,442	(10,139)	(6,578)
Minority interest - dividends on trust preferred securities, net of income tax benefit	(4,300)	(8,601)	(8,603)

Income (loss) from continuing operations	(29,955)	8,939	(239)
Discontinued operations, net of income tax	—	10	(6,122)

Net income (loss) available to common shareholders	$(29,955)	$8,949	$(6,361)

Earnings per share - basic
Income (loss) from continuing operations	$(1.34)	$0.48	$(0.01)
Net income (loss) available to common shareholders	$(1.34)	$0.48	$(0.35)
Earnings per share - diluted
Income (loss) from continuing operations	$(1.34)	$0.48	$(0.01)
Net income (loss) available to common shareholders	$(1.34)	$0.48	$(0.35)
Average common shares outstanding - basic	22,297	18,472	18,106
Average common shares outstanding - diluted	22,297	18,493	18,106

THE IMPACT OF WEATHER

The Company’s largest business segment is natural gas distribution and, as a result, temperature fluctuations have a significant impact on operating results. The Company believes that information about normal temperatures is useful for fully understanding the Gas Distribution Business. The Company’s budgets, forecasts and business plans are prepared by management using expected gas consumption under normal weather conditions as a central assumption. The regulatory bodies which have jurisdiction over the rates charged by the Gas Distribution Business use weather-normalized data to set customer rates and to establish authorized rates of return. Therefore, information about the estimated impact of warmer or colder than normal weather is helpful in understanding the expected earnings of the Company.

     The Company estimates the impact of weather on its operating results by comparing actual gas consumption per customer during a period to the average of weather-normalized customer gas consumption during previous periods. The difference is multiplied by the average number of customers during the period to arrive at the total estimated increase or decrease in consumption associated with weather. The total increase or decrease in consumption is multiplied by the actual margin per unit of consumption during the period to arrive at the estimated impact of weather on operating results for the period. The weather-normalized customer consumption used in this calculation is determined by multiplying actual customer gas consumption during a particular period by a ratio, the numerator of which is an average of degree days during the same periods in the prior fifteen years, and the denominator of which is the actual degree days for that period.

     The Company determines the percent (%) that weather is warmer or colder than normal for a particular period by computing the deviation of actual degree days for that period from the average of degree days during the same periods in the prior fifteen years and dividing the deviation by such fifteen year average. Degree days are a measure of coldness determined daily as the number of degrees the average temperature during the day in question is below 65 degrees Fahrenheit. Degree days for a particular period are determined by adding the degree days incurred during each day of that period.

     Weather was approximately 8.0%, 7.8% and 3.0% warmer than normal in ENSTAR’s customer service area during 2003, 2002 and 2001, respectively. In SEMCO Gas’s customer service area, weather was approximately 4.7% colder than normal during 2003 and approximately 0.9% and 11.5% warmer than normal during 2002 and 2001, respectively. The Company has estimated that the combined impact of warmer or colder than normal temperatures in Alaska and Michigan reduced the gas sales margin of the Gas Distribution Business by approximately $2.7 million, $5.9 million and $8.4 million in 2003, 2002 and 2001 respectively. Adjusted for income taxes, the estimated impact would have been approximately $1.5 million, $3.6 million and $5.3 million, respectively.

SEMCO ENERGY INC. AND SUBSIDIARIES ☐	11

SUMMARY OF BUSINESS SEGMENTS

As discussed previously, the Company operates four reportable business segments: (1) gas distribution; (2) construction services; (3) information technology services; and (4) propane, pipelines and storage. Each business segment is discussed separately on the following pages. The Company evaluates the performance of its business segments based on operating income. Operating income does not include income taxes, interest expense, discontinued operations, or other non-operating income and expense items. A review of the non-operating items follows the business segment discussions. The business segment discussions should be read in conjunction with Item 1 of this Form 10-K, which provides information regarding competition and other business matters. Refer to Note 11 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information regarding each business segment and a summary of financial information by business segment.

GAS DISTRIBUTION

Gas Sales Revenue. The Company’s gas sales revenue was $427.9 million, $335.7 million and $295.4 million for 2003, 2002 and 2001, respectively. The primary factor causing the large change in gas sales revenue from year-to-year is the change in the cost of gas sold. Since April 1, 2002, a significant portion of the Company’s cost of gas sold was accounted for under regulator-approved GCR mechanisms, which allow for the adjustment of rates charged to customers for increases and decreases in the cost of gas purchased. Under the GCR mechanisms, customers are charged rates that allow the company to recoup its cost of gas purchased. As a result, for any increase or decrease in cost of gas sold, there is a corresponding increase or decrease in gas sales revenue. Refer to the caption “Cost of Gas” in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information on cost of gas and the GCR mechanism. Management generally evaluates changes in gas sales margin rather than gas sales revenue due to the large fluctuations caused by changes in cost of gas sold. Please refer to the gas sales margin section below for a detailed variance analysis.

Years ended December 31,	2003	2002	2001
($ in thousands)
Gas sales revenue	$427,936	$335,655	$295,397
Cost of gas sold	308,919	220,422	184,973

Gas sales margin	119,017	115,233	110,424
Gas transportation revenue	27,737	25,707	25,888
Other operating revenue	7,216	3,911	3,080

Gross margin	153,970	144,851	139,392
Other operating expenses	94,748	85,665	88,004
Restructuring charges	—	—	1,051

Operating income	$59,222	$59,186	$50,337

Volumes of gas sold (MMcf)	67,272	65,057	63,127
Volumes of gas transported (MMcf)	51,358	44,921	42,992
Number of customers at year end	390,677	383,298	374,938
Average number of customers
Gas sales customers	384,459	375,997	364,439
Transportation and ATS customers	1,481	2,391	5,456

	385,940	378,388	369,895
Degree days
Alaska	9,384	9,392	10,033
Michigan	7,063	6,668	6,018
Percent colder (warmer) than normal
Alaska	(8.0)%	(7.8)%	(3.0)%
Michigan	4.7%	(0.9)%	(11.5)%

The amounts in the above table include intercompany transactions.

12 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

Gas Sales Margin. During 2003, gas sales margin increased by $3.8 million (or 3.3%) when compared to 2002. The increase was due in part to the addition of new customers, which increased gas sales margin by approximately $2.2 million, and an increase in customer gas consumption, which increased gas sales margin by approximately $0.6 million. Approximately $0.4 million of the gas sales margin increase was due to the impact of all remaining customers in the Company’s aggregated transportation service (“ATS”) program switching back to gas sales service (discussed in more detail below) when the ATS program ended in March 2002. Changes in customer rates and gas cost savings increased gas sales margin by approximately $0.1 million and a decrease in unaccounted-for gas (discussed in more detail below) also increased gas sales margin by approximately $0.3 million. The remainder of the change in gas sales margin between 2003 and 2002 was due to other miscellaneous factors.

     During 2002, gas sales margin increased by $4.8 million (or 4.4%) when compared to 2001. The increase was due primarily to the addition of new customers, which increased gas sales margin by approximately $2.6 million, customers switching from the ATS program back to general gas sales service, which increased gas sales margin by approximately $0.9 million, and changes in customer rates and gas cost savings, which increased gas sales margin by approximately $0.7 million. A decrease of $1.0 million in unaccounted-for gas also contributed to the increase in gas sales margin. These factors were offset partially by a decrease in customer consumption, which decreased gas sales margin by approximately $0.4 million. The remainder of the change in gas sales margin between 2002 and 2001 was due to other miscellaneous factors.

     Changes in customer rates and gas cost savings directly impact gas sales margin. A reduction in customer rates at ENSTAR was required by an order issued by the RCA based on an RCA rate review. The rate reduction took effect in September 2002 and generally reduces annual gas sales margins at ENSTAR by approximately 3.6%. There was an increase in customer rates effective in May 2003, for customers located in the Company’s service areas regulated by the MPSC (“MPSC customers”). The rate increase for MPSC customers was the result of a settlement agreement reached with the MPSC. The settlement took effect May 3, 2003 and generally increases annual gas sales margins generated from MPSC customers by approximately 4.8%.

     Under the terms of a third-party natural gas supply and management agreement for SEMCO Gas, certain gas cost savings were passed through to the Company. On March 31, 2002 this agreement expired and a new agreement covering our customers located in jurisdictions regulated by the MPSC was executed. This new agreement does not contain similar provisions for gas cost savings. As a result, 65% of the gas cost savings realized during the first three months of 2002 was non-recurring. A new agreement covering our customers located in the jurisdictions regulated by the CCBC includes similar provisions for gas costs savings and is effective from April 1, 2002 through March 31, 2005. For further information regarding the Company’s natural gas supply and management agreements, gas cost savings and the GCR pricing mechanism, refer to the caption “Cost of Gas” in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

     The ATS program was effective for all classes of gas sales customers from April 1, 1999 through March 31, 2002. A program similar to the ATS program, referred to as the Gas Customer Choice program, was opened to customers on October 1, 2002. These programs provide Michigan gas sales customers the opportunity to purchase their gas from a third-party supplier, while allowing the Gas Distribution Business to continue charging the existing distribution fees and customer fees. Distribution and customer fees associated with customers who switched to third-party gas suppliers were recorded in gas transportation revenue rather than gas sales revenue because the Company acted as a transporter for those customers. During 2001 and 2002, certain ATS customers switched back to the Company’s general gas sales service because the third-party suppliers they were utilizing stopped participating in the ATS program primarily due to significant fluctuations in the market price of natural gas. When the ATS program ended on March 31, 2002, all remaining ATS customers became gas sales customers because they were turned back to the Company by their third-party gas suppliers. Currently, there are no third-party gas suppliers providing service under this program in our customer service territories. If any third-party gas supplier in our service territories were to begin participating in the Gas Customer Choice program, we would record the distribution and customer fees associated with such customers as gas transportation revenue rather than gas sales revenue.

     Unaccounted-for gas is a term used in the natural gas distribution industry which refers to the difference between the gas that is measured and injected into the Company’s gas distribution system and the amount of gas measured at customer meters. Typically there is more gas injected into a gas utility’s distribution system than is actually measured as sold or transported through customer meters. There are a number of reasons for this lost gas including, but not limited to, gas used by compressor stations along the system, measurement errors, and small leaks. The annual unaccounted-for gas volumes of the Gas Distribution Business typically range from 0.5% to 1.4% of total gas volumes sold and transported.

     During 2003, the Company’s average number of gas sales customers increased by 8,462. However, 970 of the 2003 increase was caused by customers switching from the ATS program back to general gas sales service. The remaining increase of approximately 7,500 represents the average number of new gas sales customers added to the Company’s distribution system in 2003. During 2002, the Company’s average number of gas sales customers increased by 11,558. However, 3,200 of the 2002 increase was caused by customers switching from the ATS program back to general gas sales service. The remaining increase of approximately 8,400 represents the average number of new gas sales customers added to the Company’s distribution system in 2002.

SEMCO ENERGY INC. AND SUBSIDIARIES ☐	13

     Changes in customer gas consumption from one period to the same period of a prior year is attributable primarily to the impact of changes in temperatures between the periods. However, other factors including energy conservation by customers, the increasing use of more energy efficient gas furnaces and appliances, the addition of new energy efficient homes to the Company’s gas distribution system and the price of natural gas also contribute to changes in customer gas consumption. However, the impact on gas margin of these additional factors is believed to be fairly small from one period to the next.

Gas Transportation Revenue. In 2003, gas transportation revenue increased by $2.0 million when compared to 2002. The primary causes of the increase were an increase in standard transportation volumes at ENSTAR partially offset by the impact of the rate reduction at ENSTAR and ATS customers switching from the ATS program back to gas sales service in Michigan in the first quarter of 2002. Standard transportation volumes and revenues relate to large volumetric customers that are billed using standard transportation tariffs instead of the monthly service fees used for the ATS program. As discussed previously, under the ATS program, the Company charged ATS customers the same distribution fees and customer fees that were charged to gas sales service customers.

     In 2002, gas transportation revenue decreased by $0.2 million when compared to 2001. The primary factors contributing to this decrease were a decrease in transportation volumes for power companies in Alaska and the impact of ATS customers switching from the ATS program back to gas sales service in Michigan. These items were partially offset by an increase in industrial and commercial transportation volume when compared to 2001.

Other Operating Revenue. During 2003, other operating revenue increased by $3.3 million when compared to 2002. The increase was due in part to a $2.5 million increase in revenues from Norstar, the Company’s pipeline management subsidiary. The remainder of the increase was due primarily to an increase in miscellaneous services fee revenues and late payment fee revenues, offset partially by a reduction in ATS balancing fees as a result of remaining ATS customers switching back to gas sales service in the first quarter of 2002. During 2002, other operating revenue increased by $0.8 million, when compared to 2001. The increase was due primarily to revenues from Norstar’s first year of operation and fees on new transmission pipelines in service in Michigan, offset partially by a reduction in ATS balancing fees as a result of ATS customers switching back to gas sales service. Balancing fees are those fees associated with our cost for maintaining transportation and storage assets used for the daily balancing of supply on our Michigan distribution system. Balancing fees were charged to ATS customers at a rate of $0.25 per Mcf.

Operating Expenses. During 2003, operating expenses increased by $9.1 million (or 10.6%) when compared to 2002. The increase is comprised of a $8.6 million increase in operation and maintenance expense, a $0.2 million increase in depreciation expense and a $0.3 million increase in general business taxes. The increase in operation and maintenance expense is due primarily to a $2.1 million increase in expenses at Norstar, approximately $3.5 million in higher employee benefit costs, including pension expense, health care costs and retiree medical costs, a $1.5 million increase in commercial insurance costs and a $1.5 million increase in uncollectible customer accounts. The increase in depreciation expense was due primarily to additional property, plant and equipment placed in service, offset partially by lower depreciation rates approved in the recent MPSC rate case. The increase in general business tax expense is due primarily to property taxes on additional property, plant and equipment placed in service.

     During 2002, operating expenses of the Gas Distribution Business decreased by $3.4 million (or 3.8%) when compared to 2001. A restructuring charge recorded in December 2001, most of which was made up of employee severance expense associated with workforce reductions, accounted for $1.1 million of the decrease for 2002. The remainder of the decrease was due to a number of offsetting factors. Amortization expense decreased by $3.6 million when compared to 2001. The decrease was due to the elimination of goodwill amortization as a result of the adoption of SFAS 142. For further information on SFAS 142 and its impact on goodwill, see Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. Operation and maintenance expense decreased by $0.8 million due primarily to general cost cutting measures and the impact of a reduction in workforce and other cost reductions related to the Company’s redirected business strategy, offset partially by expenses from Norstar’s first year of operation, higher employee benefit costs, including pension expense, health care costs and retiree medical costs and increased maintenance costs. Property and other taxes increased by $0.3 million, due primarily to property taxes on additional property, plant and equipment placed in service. Depreciation expense increased by $1.7 million, also due to additional property, plant and equipment placed in service.

Regulatory, Environmental and Other Matters. For further information regarding regulatory matters and the application of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 71, “Accounting for the Effects of Certain Types of Regulation,” refer to Notes 2 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K and the “Critical Accounting Policies” section near the end of Management’s Discussion and Analysis. For information regarding environmental matters and property tax litigation, refer to Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. Refer to the section titled “Gas Distribution” in Item 1 of this Form 10-K for information on competition in this business segment. As discussed previously, the Company has entered into a definitive agreement to sell Alaska Pipeline Company, which is a component of ENSTAR, for $95 million. For further information regarding the definitive agreement, refer to Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

14 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

CONSTRUCTION SERVICES

Operating Revenues. Construction Services’ revenues decreased to $83.5 million during 2003, a $35.8 million (or 30%) decrease from 2002. The decrease was due primarily to a significant reduction in work levels when compared to last year. During the last half of 2002, several high margin customers of the southern division of Construction Services delayed projects. These delays continued throughout 2003 and significantly reduced revenues. In addition, the cessation of construction operations in certain unprofitable regions of the mid-western division also contributed to the decrease in revenues. Construction Services bid on numerous projects in 2003 but did not experience the expected level of success in being awarded these projects due to the increased competition for the supply of work in the industry.

Years Ended December 31,	2003	2002	2001
(in thousands)
Operating revenues	$83,484	$119,254	$126,205
Other operating expenses	91,497	121,691	124,481
Restructuring and impairment charges	20,474	—	3,098

Operating income (loss)	$(28,487)	$(2,437)	$(1,374)

The amounts in the above table include intercompany transactions.

     Construction Services’ revenues decreased to $119.3 million during 2002, a $7.0 million (or 6%) decrease from 2001. The decease during 2002 was due in part to customers in the northern regions of the country delaying or canceling projects in 2002 in light of the generally depressed economy. Operating revenues in the southern region of the country were up significantly during the first half of 2002, due to large projects in that region. However, as discussed above, during the second half of 2002, several customers in the southern region of the country also began delaying projects.

Operating Income. Construction Services had an operating loss of $28.5 million for 2003, compared to operating losses of $2.4 million for 2002 and $1.4 million in 2001. The results for 2003 include the $17.6 million goodwill impairment charge and the $2.8 million equipment impairment charge discussed previously. Exclusive of these charges, the operating loss increased in 2003 when compared to 2002, by approximately $5.6 million. This increase in operating loss was due primarily to the same items discussed above which caused the decrease in operating revenues during 2003. Customers have delayed or cancelled projects. This decrease in market demand increased competition for the supply of available work, which also caused a decrease in margins during 2003. The southern division of Construction Services also experienced unprecedented rainfall during the second quarter of 2003, which contributed to the decrease in operating results by interrupting work execution for extended periods of time and lowering productivity. In addition, colder than normal temperatures in the mid-western regions of the United States kept frost levels deep during the entire first quarter of 2003, which inhibited construction activity and lowered productivity levels during that period. These items were offset slightly by gains on equipment sales in 2003 compared to losses on sales in 2002.

     Construction Services had an operating loss of $2.4 million for 2002, compared to an operating loss of $1.4 million for 2001. Excluding restructuring charges, asset impairments and other unusual charges of $3.3 million, Construction Services had operating income of $1.9 million in 2001. The restructuring and impairment charges and other unusual items include the write-down of goodwill and fixed assets of certain construction operations, severance expense and other related charges.

     The operating loss of $2.4 million for 2002 represents a decline of $4.3 million from the $1.9 million of operating income, excluding unusual charges, reported for 2001. The decrease is due primarily to reduced construction activity during all of 2002 in the northern region of the country and during the last half of 2002 in the southern region of the country. In addition, the Company experienced lower than expected margins on some of the work performed and higher than anticipated costs on some projects. As discussed above, the Company believes that the softening economy caused many customers to delay or cancel certain construction projects, which changed the mix of work available to Construction Services. The mix of work included more lower-margin work at certain business units because of the competition for the limited supply of available work. The reduced construction activity also eroded margins because of the time lag required to reduce the staffing levels and other fixed costs, which were required for the previously higher level of revenues. Losses on the sale of equipment also contributed to the decrease in operating results in 2002. These factors were offset partially by operating income generated from the increase in construction projects in the southern regions of the United States during the first half of 2002.

Other Matters. As discussed previously, during the fourth quarter of 2003, the Company’s Board of Directors instructed management to pursue the sale of Construction Services. Refer to Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information. Refer the section titled “Construction Services” in Item 1 of this Form 10-K for information on competition and the impact of the U.S. economy on this business segment.

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐ 15

INFORMATION TECHNOLOGY SERVICES

Operating Revenues. Operating revenues for Aretech, the Company’s IT business, were $9.0 million, $9.6 million, and $10.3 million in 2003, 2002 and 2001, respectively. Of these amounts $6.7 million, $7.6 million and $9.3 million for 2003, 2002 and 2001, respectively, represent sales to SEMCO affiliates. The decrease in revenues in 2003, when compared to 2002, was due primarily to fewer special projects with affiliate customers and lower pass-through costs, offset partially by an increase in business with non-affiliates. These were also the primary factors contributing to the decrease in revenues in 2002, when compared to 2001. The Company refers to projects that are in addition to a base service contract between Aretech and other SEMCO affiliates as special projects.

Years Ended December 31,	2003	2002	2001
(in thousands)
Operating revenues	$9,000	$9,618	$10,275
Other operating expenses	8,489	9,016	9,824
Restructuring charges	—	—	20

Operating income	$511	$602	$431

The amounts in the above table include intercompany transactions.

Operating Income. Operating income for Aretech was $0.5 million for 2003, $0.6 million for 2002 and $0.4 million for 2001. The decrease in 2003, when compared to 2002, was due to an increase in depreciation expense and a loss on the sale of equipment, offset partially by decreases in administrative costs and business taxes. The increase in 2002, when compared to 2001, was due primarily to an increase in business with non-affiliate customers and a decrease in indirect operating expenses, particularly marketing costs, partially offset by an increase in depreciation expense.

PROPANE, PIPELINES AND STORAGE

Operating Revenues. Operating revenues were $7.9 million in 2003, compared to $7.1 million in 2002 and $7.4 million in 2001. The increase in revenues in 2003, when compared to 2002, was due primarily to higher propane distribution revenues resulting from colder weather in the Company’s propane distribution service area and an increase in the market price for propane. The decrease in revenues in 2002, when compared to 2001, was due primarily to lower propane distribution revenues resulting from a reduction in the market price for propane.

Years Ended December 31,	2003	2002	2001
(in thousands)
Operating revenues	$7,915	$7,058	$7,443
Operating expenses	5,853	5,112	5,572

Operating income	$2,062	$1,946	$1,871

Amounts in the above table do not include the equity income from a 50% investment in a gas storage partnership which amounted to $1,482,000, $1,374,000 and $1,190,000 in 2003, 2002 and 2001, respectively. The equity income is reflected in other income and deductions.

Operating Income. The operating income of the Company’s propane, pipelines and storage segment was $2.1 million for 2003, compared to $1.9 million for both 2002 and 2001. The increase during 2003, when compared to 2002, was due primarily to lower operating expenses and lower business taxes, offset partially by an increase in depreciation expense. Weather in Hotflame’s market area was also colder than normal in 2003 and warmer than normal in 2002 and 2001.

16 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

OTHER INCOME AND DEDUCTIONS

Years ended December 31,	2003	2002	2001
(in thousands)
Interest expense	$(41,001)	$(31,268)	$(31,784)
Debt exchange and extinguishment costs	(24,030)	—	—
Other	2,205	2,508	2,335

Total other income (deductions)	$(62,826)	$(28,760)	$(29,449)

Interest Expense. Interest expense increased by $9.7 million in 2003 when compared to 2002. Contributing to this increase is approximately $3.2 million of dividends on company-obligated mandatorily redeemable trust preferred securities (“trust preferred securities”) recorded in the second half of 2003. In compliance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, dividends incurred on these securities during the period from July 1, 2003 through December 31, 2003 are reflected in the Company’s Consolidated Statement of Operations as interest expense. For further information on SFAS 150 and other new accounting standards that impact the trust preferred securities, refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. The remainder of the increase in interest expense was primarily due to higher levels of long-term debt, an increase in financing fees related to the Company’s short-term bank credit facility and an increase in amortization of debt issuance costs due to the issuance of additional long-term debt in 2003, partially offset by lower levels of short-term bank borrowings in 2003. A larger portion of the Company’s outstanding debt during 2003 was long-term, which has a higher rate of interest than the Company’s short-term bank credit facility.

     Interest expense decreased by $0.5 million in 2002 when compared to 2001. The decrease was primarily due to lower short-term interest rates and a reduction in interest expense as a result of an interest rate swap agreement, which was entered into in August 2001 and terminated in August 2002. However, these items contributing to the decrease in interest expense were offset partially by incremental interest on additional debt issued in 2001. The interest rate swap referred to above was entered into in order to hedge the Company’s $55 million 8% Notes due in June of 2004. During the period prior to terminating the swap, the floating interest rate under the terms of the swap agreement steadily declined, which reduced the Company’s interest expense. The Company received $2.2 million in proceeds when the interest rate swap was terminated in August 2002, which was being recognized pro-rata, as a reduction to interest expense, over the remaining term of the 8% Notes due in June of 2004. In May 2003, the underlying 8% Notes were retired and the unrecognized balance of the swap proceeds was recognized as part of debt exchange and extinguishment costs, which are discussed below.

     Refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for information regarding the issuance and retirement of debt and trust-preferred securities during the past three years.

Debt Exchange and Extinguishment Costs. For 2003, the Company’s Consolidated Statements of Operations reflect $24 million of debt exchange and extinguishment costs. In May 2003, the Company completed a refinancing of certain of its long-term debt through the issuance of new senior unsecured notes and the exchange and repurchase of existing notes. In connection with the repurchase of existing notes, the Company paid approximately $24 million for make-whole premiums or similar items. For further information regarding the refinancing and the debt exchange and extinguishment costs refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Other Income. During 2003, 2002 and 2001, other income was $2.2 million, $2.5 million and $2.3 million, respectively. The $0.3 million decrease in 2003, when compared to 2002, was primarily due to the non-recurrence in 2003 of income from an engineering project completed by SEMCO Gas for a third-party in 2002, offset partially by higher equity earnings from an investment in a gas storage partnership. In 2002, other income increased by $0.2 million when compared to 2001. The increase was due, in part, to the write-off of certain of the Company’s assets in 2001 as a result of the Company’s redirected business strategy discussed previously and losses incurred in 2001 by SEMCO Gas’s “Heating, Ventilation and Air Conditioning” department, which did not recur in 2002 because the Company closed that business. In addition, during 2002 SEMCO Gas earned income from an engineering project and there was an increase in equity earnings from the investment in a gas storage partnership. These items were partially offset by decreases in allowance for funds used during construction (“AFUDC”) and interest income.

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐ 17

INCOME TAXES

Income tax expense (benefit) for 2003, 2002 and 2001 was $(7.4) million, $10.1 million and $6.6 million, respectively. The change in income taxes, when comparing one year to another, is due primarily to changes in income before income taxes and minority interest. Refer to Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for information on current and deferred income tax expense, deferred tax assets and liabilities, and recent net operating losses for tax purposes.

MINORITY INTEREST – DIVIDENDS ON TRUST

PREFERRED SECURITIES, NET OF INCOME TAX BENEFIT

Dividends on trust preferred securities, net of income tax benefit, were $4.3 million for 2003 and $8.6 million for both 2002 and 2001. The $4.3 million decrease in dividends in 2003 when compared to 2002 was the result of reflecting dividends on trust preferred securities incurred after July 1, 2003 in interest expense, as previously discussed in the “Interest Expense” section. In addition, the retirement of approximately $101 million of trust preferred securities in August 2003 also decreased dividends on trust preferred securities when compared to 2002. For further information on the retirement of the trust preferred securities, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

DISCONTINUED OPERATIONS

In December 2001, the Company’s Board of Directors approved a plan to redirect the Company’s business strategy, which, as discussed previously, included the divestiture of its engineering services business. The divestiture has been accounted for as a discontinued operation and, accordingly, the operating results and the loss on the disposal of this business have been segregated and reported as discontinued operations in the Consolidated Statements of Operations. The Company completed the sale of its engineering services business effective November 1, 2002. For additional information, including a component breakdown of operating results reflected in discontinued operations, refer to Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Used For Investing. One of the Company’s largest uses of cash is capital investments in property, plant and equipment. The following table identifies capital investments for the past three years:

Years ended December 31,	2003	2002	2001
(in thousands)
Capital investments
Property additions — gas distribution	$28,323	$29,972	$34,074
Property additions — diversified businesses and other	1,843	5,005	21,370

	$30,166	$34,977	$55,444

     Property additions for the Gas Distribution Business represent primarily gas service lines for new customers and, to a lesser extent, gas main and service line replacements. In 2004, the Company plans to spend approximately $35 million on property additions. During 2002, the Company received $4.5 million in proceeds from property sales, net of costs. This was a significant increase over prior years. The primary reason for the increase was the sale of two buildings and vacant land. The two buildings housed a large portion of the operations and administrative personnel of SEMCO Gas. These two facilities are now being leased by the Company.

Cash Flows Provided by Operations. The Company’s net cash provided by (used for) operating activities totaled $(12.5) million in 2003, $26.2 million in 2002 and $36.7 million in 2001. The change in operating cash flows is influenced significantly by changes in the level and cost of gas in underground storage, changes in accounts receivable and accounts payable and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments. The change in cash provided by operating activities is also impacted by changes in the operating results of the Company’s businesses. As discussed in previous sections, the operating results of Construction Services have decreased significantly over the past few years, which has contributed to the decrease in cash provided by operating activities. However, this has been mitigated somewhat by a decrease in capital expenditures for equipment at Construction Services, which has caused a decrease in cash flows used for investing activities by this segment.

18 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

     The Company uses significant amounts of short-term borrowings to finance natural gas purchases for storage during the non-heating season. Generally, gas is injected into storage during the months of April through October and withdrawn for sale from November through March. The Company’s credit ratings were lowered over the past year by both Moody’s Investors Service and Standard & Poor’s. As a result of these events and other circumstances, two of the pipelines SEMCO Gas utilizes have required prepayment for their services. One gas supplier has required SEMCO Gas to pay multiple times in the month of delivery and other gas suppliers for SEMCO Gas have requested prepayment or letters of credit. This has shortened the Company’s accounts payable cycle significantly compared to prior years and is one of the primary causes of the decrease in cash flows from operations during 2003. The other primary cause of the decrease in cash flows from operations was an increase in the market price of natural gas purchased. As a result, the value of the Company’s gas in underground storage at December 31, 2003 was approximately $23.8 million higher than it was at December 31, 2002.

Cash Flows Provided by Financing. The Company received net cash provided by financing activities of $40.9 million, $5.6 million and $19.3 million in 2003, 2002 and 2001, respectively.

Years ended December 31,	2003	2002	2001
(in thousands)
Cash provided by (used for) financing activities
Issuance of common stock, net of expenses	$3,329	$3,642	$2,436
Issuance of long-term debt, net of redemptions	109,622	(1,135)	58,286
Net change in notes payable	(39,800)	13,878	(26,185)
Debt exchange and extinguishment costs	(24,030)	—	—
Payment of dividends on common stock	(8,235)	(10,776)	(15,193)

	$40,886	$5,609	$19,344

     The Company’s net funds borrowed (paid) on notes payable were $(39.8) million, $13.9 million and ($26.2) million in 2003, 2002 and 2001, respectively. In December of 2003, the Company issued an aggregate of $50 million of senior unsecured notes with a premium of $2.1 million. The proceeds from this issuance were used to repay indebtedness under the Company’s bank credit facility.

     In May of 2003, the Company completed an offering of an aggregate of $300 million of senior unsecured notes. The Company used approximately $92.3 million of the new notes in an exchange for other outstanding debt of the Company. For further information regarding the use of the remaining proceeds from the $300 million offering, which included the retirement of other debt of the Company and payment of debt extinguishment costs, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

     During 2002 the Company issued $30 million of long-term debt and used the proceeds to repay $30 million of debt, which matured in October 2002. During 2001, the Company issued $60 million of long-term debt and used the proceeds to repay a portion of its short-term bank credit facility.

     Cash dividends paid per share for common shareholders were $0.40, $0.59 and $0.84 in 2003, 2002 and 2001, respectively.

Non-Cash Financing Activities. In August 2003, the Company issued approximately 8.74 million shares of common stock for $101 million through the mandatory purchase obligation specified under the terms of stock purchase contracts, which were a component of the Company’s FELINE PRIDES. The Company also retired approximately $101 million of 9% trust preferred securities, which were also a component of the FELINE PRIDES. These transactions were non-cash financing activities and, therefore, both the issuance of the $101 million of common stock and the retirement of the $101 million of trust preferred securities are not reflected in cash flows provided by financing activities. Refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information.

     As discussed above, in May of 2003, the Company completed an offering of an aggregate of $300 million of senior unsecured notes. The Company used approximately $92.3 million of the new notes in an exchange for other outstanding debt of the Company. The debt exchange was a non-cash financing activity and therefore is not reflected in cash flows provided by financing activities. Refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information regarding the debt exchange.

Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet financing arrangements as defined in Item 303 (a)(4) of Regulation S-K.

Guarantees. The Company does not have any material guarantees that are required to be disclosed under the provisions of Financial Accounting Standards Board Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐ 19

Contractual Obligations and Commercial Commitments. Summarized below are the contractual obligations and commercial commitments of the Company as of December 31, 2003.

	Payments Due by Period
							2009
(in millions) Contractual obligations	Total	2004	2005	2006	2007	2008	and beyond
Long-term debt obligations	$540.9	$—	$15.1	$—	$—	$155.0	$370.8
Unconditional gas purchase and gas transportation obligations	261.6	98.6	62.1	53.2	21.6	17.4	8.7
Operating lease obligations	13.2	1.7	1.3	1.2	1.2	1.1	6.7
Miscellaneous obligations	0.1	0.1	—	—	—	—	—

Total contractual obligations	$815.8	$100.4	$78.5	$54.4	$22.8	$173.5	$386.2

	Amount of Commitment Expiration Per Period
							2009
Commercial commitments	Total	2004	2005	2006	2007	2008	and beyond
Bank credit facility	$125.0	$56.0	$69.0	$—	$—	$—	$—

Other Commitments and Contingencies. For information about other commitments and contingencies, refer to Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Future Financing. In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of short-term bank credit facilities. When appropriate, the Company will refinance its short-term debt with long-term debt, common stock or other long-term financing instruments. During, 2002, the Company entered into a credit agreement with a group of banks, replacing four lines of credit which were due to expire. During 2003, the Company amended its bank credit agreement on several occasions. Refer to Note 5 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information regarding the bank credit agreement and amendments thereto. At December 31, 2003, the Company had $125 million of aggregate commitment under the bank credit facility, of which $38.3 was unused.

     Covenants contained in the Company’s bank credit agreement require maintenance at the end of each calendar quarter of a minimum net worth of $215.0 million adjusted annually by 10% of annual net income and certain issuances of common stock. In addition, the Company must maintain a fixed-charges coverage ratio of at least at least 1.33 through March 31, 2004 and 1.50 at the end of each calendar quarter thereafter, and a debt-to-capitalization ratio of less than 0.72 through the earlier of March 31, 2004 or the sale of Alaska Pipeline Company and less than 0.65 at the end of each calendar quarter thereafter. As of December 31, 2003, the Company was in compliance with all debt covenants. Failure to comply with such covenants may result in a default with respect to the related debt and could lead to the acceleration of such debt or any instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. In such a case, there can be no assurance that the Company would be able to refinance or otherwise repay such indebtedness.

     Net worth, as defined in the Company’s bank credit agreement, includes the Company’s common shareholders’ equity and the trust preferred securities issued by the capital trusts discussed in Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. Any non-cash goodwill and asset impairment charges that may be taken by Construction Services are excluded from common shareholders’ equity.

     The fixed-charges coverage ratio, as defined in the Company’s bank credit agreement, represents a ratio of earnings to fixed charges. Under the agreement, “earnings” represents income (loss) before income taxes, interest expense, dividends on trust preferred securities, discontinued operations and certain other items. Also excluded from earnings are the debt exchange and extinguishment costs incurred in connection with the May 2003 issuance of $300 million of senior unsecurred notes and all non-cash goodwill and asset impairment charges that may be taken by Construction Services. “Fixed charges,” as defined in the agreement, represents interest expense, excluding dividends on trust preferred securities of the capital trusts or interest expense on the Company’s debt held by the capital trusts.

     The debt-to-capitalization ratio requires the Company to maintain on the last day of each fiscal quarter a ratio of funded debt, defined as all debt having a final maturity of more than one year from the date of origin of such debt, all rentals due under all capitalized leases under which we are the lessee and off-balance sheet liabilities as defined in the bank credit agreement, plus an amount equal to the lowest 30-day average of short-term debt less $10 million, to a measure of total capitalization that is the sum of the aggregate principal amount of such debt then outstanding and consolidated net worth. The Company’s debt-to-capitalization ratio was 0.696 at December 31, 2003.

     In March 2000, a registration statement on Form S-3 (“registration statement”) filed by the Company and SEMCO Capital Trust I, SEMCO Capital Trust II and SEMCO Capital Trust III with the Securities and Exchange Commission became effective. The Company and

20 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

the capital trusts registered up to $500 million of securities under the registration statement, of which $467 million has been utilized to issue securities during 2003 and prior years. The remaining balance of $33 million under the registration statement is available for any future issuances of common stock, preferred stock, trust preferred securities and long-term debt, as needed. At the present time, the Company does not meet the requirements under its indentures to issue additional senior notes. Long-term debt of the Company scheduled to mature during the next five years includes $0.1 million of 3.77% notes due in 2005, $15 million of 6.50% notes due in 2005, $150 million of 7.125% notes due in 2008 and $5 million of 6.40% notes due in 2008.

     The Company’s ratio of earnings to fixed charges, as defined under Item 503 of SEC regulation S-K, was less than a one-to-one coverage for 2003, 1.32 for 2002 and 1.04 for 2001. The deficient amount of earnings that would be required to attain a ratio of one-to-one for 2003 is approximately $39.7 million. This ratio is more strictly defined than the fixed charges coverage ratio used to determine compliance with the previously discussed debt covenants contained in the Company’s bank credit agreement. “Earnings,” as defined by Item 503, represents income (loss) before income taxes, interest expense and minority interest. “Fixed charges,” as defined by Item 503, represents interest expense and preferred securities dividend requirements of consolidated subsidiaries. We have such dividend requirements under our Trust Preferred Securities and include them in the calculation of fixed charges for purposes of calculating the ratio required under Item 503.

Other Matters. In September 2003, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Alaska Pipeline Company to Atlas Pipeline Partners, L.P. for $95 million. Proceeds of the sale will be used to reduce the Company’s outstanding debt obligations. In November 2003, the Company announced that its Board of Directors instructed management to pursue the sale of Construction Services. The Company anticipates that the proceeds of a sale will be used to strengthen the financial position of the Company by supporting the growth of the Gas Distribution Business through the funding of capital expenditures, or by paying down indebtedness. Refer to Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of this form 10-K for further information.

MARKET RISK INFORMATION

The Company’s primary market risk arises from fluctuations in commodity prices and interest rates. The Company’s exposure to commodity price risk arises from changes in natural gas and propane prices throughout the United States and in eastern Canada, where the Company conducts sales and purchase transactions. The Company does not currently use financial derivative instruments (such as swaps, collars or futures) to manage its exposure to commodity price risk. A significant portion of the natural gas requirements of the Company’s Michigan gas distribution operations are covered under third-party supply arrangements and the MPSC-approved GCR mechanism that passes commodity costs through to its customers. ENSTAR’s natural gas requirements are primarily covered by a number of long-term supply arrangements and the RCA-approved GCA mechanism that passes commodity costs through to its customers. For further information on how these agreements reduce the Company’s exposure to commodity price risk, see the caption “Cost of Gas” in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

     The Company is also subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to maintain its desired mix of fixed-rate and variable-rate debt, the Company may use interest rate swap agreements and exchange fixed and variable-rate interest payment obligations over the life of the agreements, without exchange of the underlying principal amounts. See Note 7 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on interest rate swap agreements and how the Company accounts for its risk management activities.

     For information regarding the fair value of the Company’s financial instruments, refer to Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. The following table provides information about the Company’s financial instruments that are sensitive to interest rate changes as of December 31, 2003:

	Principal payments and Interest Rate Detail by Expected Maturity Date
						2009 and
(in millions)	2004	2005	2006	2007	2008	beyond	Total
Long-term debt
Fixed rate	$—	$15.1	$—	$—	$155.0	$370.8	$540.9
Average interest rate		6.48%			7.10%	7.97%	7.68%
Bank Credit Facility
Variable rate (a)	$56.0	$69.0	$—	$—	$—	$—	$125.0
Average interest rate (b)	3.0%	3.0%					3.0%

(a)	Amounts represent total credit available to the Company at December 31, 2003 rather than the actual amount outstanding at December 31, 2003.

(b)	The average interest rate reported for the variable-rate bank credit facility is the average rate during the year ended December 31, 2003.

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐ 21

IMPACT OF INFLATION

The cost of gas sold in Alaska is recovered from natural gas distribution customers on a current basis through the GCA mechanism. The cost of gas sold in the geographic areas of Michigan subject to the jurisdiction of the MPSC is recovered from natural gas distribution customers on a current basis through the GCR mechanism. The GCA and GCR mechanisms allow for the adjustment of rates charged to customers in response to increases and decreases in the cost of gas purchased. The Company applied for and received approval from the CCBC to extend the fixed gas charge program until March 31, 2005 for customers located in the City of Battle Creek, Michigan and surrounding communities. See the caption “Cost of Gas” in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

     Increases in other utility operating costs are recovered through the regulatory process of a rate case and, therefore, may adversely affect the results of operations in inflationary periods due to the time lag involved in this process. The Company attempts to minimize the impact of inflation by controlling costs, increasing productivity and filing rate cases on a timely basis.

CRITICAL ACCOUNTING POLICIES

The Company has prepared its Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies whereby judgments or uncertainties could affect the application of those policies and materially different amounts could be reported under different conditions or using different assumptions. For a complete discussion of the Company’s significant accounting policies, refer to Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Rate Regulation. The Gas Distribution Business is subject to regulation. The regulatory matters associated with gas distribution customers located in the City of Battle Creek, Michigan, and surrounding communities are subject to the jurisdiction of the CCBC. The MPSC has jurisdiction over the regulatory matters related to the Company’s remaining Michigan customers. Regulatory matters for gas distribution customers in Alaska are subject to the jurisdiction of the RCA. These regulatory bodies have jurisdiction over, among other things, rates, accounting procedures, and standards of service.

     The Gas Distribution Business has accounting policies, which conform to SFAS 71, “Accounting for the Effect of Certain Types of Regulation” and which are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting policies allows the Company to defer expenses and income as regulatory assets and liabilities in the Consolidated Statements of Financial Position when it is probable that those expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected in the Consolidated Statements of Operations by an unregulated company. These deferred regulatory assets and liabilities are then included in the Consolidated Statements of Operations in the periods in which the same amounts are reflected in rates. Management’s assessment of the probability of recovery or pass-through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Consolidated Statements of Financial Position and included in the Consolidated Statements of Operations for the period in which the discontinuance of regulatory accounting treatment occurs. Such amounts would be classified as an extraordinary item.

22 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

Goodwill. The Company evaluates its goodwill for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that the Company perform impairment tests on its goodwill balance annually or at any time when events occur which could impact the value of the Company’s business segments. The Company’s determination of whether an impairment has occurred is based on an estimate of discounted cash flows attributable to the Company’s reporting units that have goodwill, as compared to the carrying value of those reporting units’ net assets. The Company must make long-term forecasts of future revenues, expenses and capital expenditures related to the reporting unit in order to make the estimate of discounted cash flows. These forecasts require assumptions about future demand, future market conditions, regulatory developments and other factors. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. If an impairment test of goodwill shows that the carrying amount of the goodwill is in excess of the fair value, a corresponding impairment loss would be recorded in the Consolidated Statements of Operations. The 2003 annual impairment tests were performed for the Company’s business segments and indicated that there was an impairment of goodwill at Construction Services. For further information on this impairment, see Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Pensions and Other Postretirement Benefits. The Company accounts for pension costs and other postretirement benefit costs in accordance with the SFAS 87, “Employers’ Accounting for Pensions” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively. These Statements require liabilities to be recorded in the Consolidated Statements of Financial Position at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year. For example, a one percentage point increase in anticipated health care costs each year would increase the accumulated retiree medical obligation as of December 31, 2003 by $5.8 million and the aggregate of the service and interest cost components of net periodic retiree medical costs for 2003 by $0.5 million. For further sensitivity analyses, refer to Note 8 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). In October 2003, the FASB issued FASB Staff Position 46-e, “Effective Date of Interpretation 46.” In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”). In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” For information regarding these new accounting standards, refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

     In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This Act expanded Medicare to include, for the first time, coverage for prescription drugs. Refer to Note 8 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information.

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐ 23

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the information required pursuant to this item, refer to the section titled “Market Risk Information” in Item 7 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Auditors, page 25 and 26

Consolidated Statements of Operations, page 27

Consolidated Statements of Financial Position, page 28

Consolidated Statements of Cash Flows, page 29

Consolidated Statements of Capitalization, page 30

Consolidated Statements of Changes in Common Shareholders’ Equity, page 31

Notes to the Consolidated Financial Statements, pages 32 through 55

Reports of Independent Auditors on Financial Statement Schedules, pages 56 and 57

Financial Statement Schedule II – Consolidated Valuation and Qualifying Accounts, page 58

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

24 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of SEMCO Energy, Inc.:

In our opinion, the accompanying consolidated statements of financial position and capitalization and the related consolidated statements of operations, changes in common shareholders’ equity and cash flows present fairly, in all material respects, the financial position of SEMCO Energy, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2001, prior to the inclusion of the goodwill transitional disclosures in Note 1, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 7, 2002.

     As explained in Note 1 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As explained in Note 4 to the financial statements, effective July 1, 2003, the Company changed its method of accounting for its trust preferred securities and associated minority interest dividends on trust preferred securities, in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” As explained in Note 4 to the financial statements, effective December 31, 2003, the Company changed its method of accounting for its capital trust subsidiaries in accordance with Financial Accounting Standards Board Interpretation No. 46R, “ Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.”

     As discussed above, the financial statements of SEMCO Energy, Inc. for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142. We audited the transitional disclosures in Note 1. In our opinion, the transitional disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

PricewaterhouseCoopers LLP
Detroit, Michigan
February 16, 2004

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐ 25

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP (Andersen). This report has not been reissued by Andersen, and Andersen did not consent to the incorporation by reference of this report (as included in this Form 10-K) into any of the company’s registration statements.

     As discussed in Note 1, the Company has revised its Financial Statements for the year ended December 31, 2001 to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. The Andersen report does not extend to these changes. The revisions to the 2001 Financial Statements related to these transitional disclosures were reported on by PricewaterhouseCoopers LLP, as stated in their report appearing herein. The footnote shown below was not part of the Andersen report.

To SEMCO Energy, Inc.

We have audited the accompanying consolidated statements of financial position and capitalization of SEMCO Energy, Inc. (a Michigan corporation) and subsidiaries as of December 31, 2001 and 2000*, and the related consolidated statements of income, changes in common shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001*. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEMCO Energy, Inc. and subsidiaries as of December 31, 2001 and 2000*, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001*, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Detroit, Michigan
February 7, 2002

*	The Company’s consolidated statements of financial position and capitalization as of December 31, 2001 and 2000 and the consolidated statements of income, changes in common shareholders’ equity and cash flows for the years ended December 31, 1999 and 2000 are not included in this Form 10-K.

26 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,	2003	2002	2001
(in thousands, except per share amounts)
Operating Revenues
Gas sales	$427,936	$335,655	$295,397
Gas transportation	27,737	25,707	25,888
Construction services	72,400	107,365	117,160
Other	17,282	12,800	7,378

	545,355	481,527	445,823

Operating expenses
Cost of gas sold	308,919	220,422	184,973
Operations and maintenance	139,267	157,485	162,289
Depreciation and amortization	35,280	35,337	36,505
Property and other taxes	11,686	11,844	11,562
Goodwill impairment charge	17,649	—	—
Restructuring and asset impairment charges	2,825	—	6,103

	515,626	425,088	401,432

Operating income	29,729	56,439	44,391

Other income (deductions)
Interest expense	(41,001)	(31,268)	(31,784)
Debt exchange and extinguishment costs	(24,030)	—	—
Other	2,205	2,508	2,335

	(62,826)	(28,760)	(29,449)

Income (loss) before income taxes and minority interest	(33,097)	27,679	14,942
Income tax (expense) benefit	7,442	(10,139)	(6,578)
Minority Interest — Dividends on company-obligated mandatorily redeemable trust preferred securities of subsidiaries holding solely debt securities of SEMCO Energy, Inc., net of income tax benefit of $2,316, $4,631 and $4,632	(4,300)	(8,601)	(8,603)

Income (loss) from continuing operations	(29,955)	8,939	(239)
Discontinued operations:
Loss from engineering services operations, net of income tax benefit of $0, $0 and $694	—	—	(1,142)
Loss on divestiture of engineering services operations, including losses during phase-out period, net of income tax benefit (expense) of $0, ($1,276) and $2,429	—	10	(4,980)

Net income (loss) available to common shareholders	$(29,955)	$8,949	$(6,361)

Earnings per share - basic
Income (loss) from continuing operations	$(1.34)	$0.48	$(0.01)
Net income (loss) available to common shareholders	$(1.34)	$0.48	$(0.35)
Earnings per share — diluted
Income (loss) from continuing operations	$(1.34)	$0.48	$(0.01)
Net income (loss) available to common shareholders	$(1.34)	$0.48	$(0.35)
Dividends declared per share	$0.35	$0.50	$0.84
Average common shares outstanding — basic	22,297	18,472	18,106
Average common shares outstanding — diluted	22,297	18,493	18,106

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐ 27

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,	2003	2002
(in thousands)
Current Assets
Cash and temporary cash investments	$2,683	$1,813
Restricted cash	200	1,212
Receivables, less allowances of $2,387 and $1,909	49,633	49,841
Accrued revenue	45,213	40,757
Gas in underground storage, at average cost	59,029	35,232
Prepaid expenses	22,770	23,449
Regulatory asset - gas charges recoverable from customers	6,261	2,200
Materials and supplies, at average cost	4,681	4,254
Accumulated deferred income taxes	2,605	—
Other	2,415	1,537

	195,490	160,295

Property, Plant and Equipment
Gas distribution	661,927	635,992
Diversified businesses and other	88,589	92,774

	750,516	728,766
Less accumulated depreciation	187,982	159,329

	562,534	569,437

Deferred Charges and Other Assets
Goodwill	143,435	161,084
Unamortized debt expense	16,200	5,065
Regulatory assets	14,712	14,610
Note receivable	7,539	7,879
Other	11,309	9,333

	193,195	197,971

Total Assets	$951,219	$927,703

Current Liabilities
Notes payable and current maturities of long-term debt	$82,034	$121,835
Accounts payable	18,998	34,280
Customer advance payments	17,323	16,210
Accrued interest	5,061	7,598
Regulatory liability - amounts payable to customers	5,222	1,073
Accumulated deferred income taxes	—	1,879
Other	11,422	12,310

	140,060	195,185

Deferred Credits and Other Liabilities
Regulatory liabilities	55,681	53,207
Accumulated deferred income taxes	26,679	33,043
Customer advances for construction	15,141	15,841
Pension and other postretirement costs	8,612	8,946
Other	1,621	5,997

	107,734	117,034

Commitments and Contingencies (See Note 13)
Capitalization
Long-term debt	529,007	366,026
Company-obligated mandatorily redeemable trust preferred securities of subsidiaries holding solely debt securities of SEMCO Energy, Inc.	—	139,436
Common shareholders’ equity	174,418	110,022

	703,425	615,484

Total Liabilities and Capitalization	$951,219	$927,703

The accompanying notes to the consolidated financial statements are an integral part of these statements.

28 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2003	2002	2001
(in thousands)
Cash flow provided by (used for) operating activities
Net income (loss)	$(29,955)	$8,949	$(6,361)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	35,280	35,337	36,505
Depreciation and amortization in discontinued operations	—	225	454
Debt exchange and extinguishment costs	24,030	—	—
Accumulated deferred income taxes and investment tax credit	(10,848)	3,516	4,402
Non-cash impairment charges	20,474	(1,732)	7,679
Changes in operating assets and liabilities and other
Receivables, net	208	14,378	8,920
Accrued revenue	(4,456)	(7,604)	(941)
Prepaid expenses	679	(1,173)	(7,967)
Materials, supplies and gas in underground storage	(24,225)	(21,497)	(4,185)
Gas charges recoverable from customers	(4,061)	(206)	704
Accounts payable	(15,282)	3,872	(1,890)
Customer advances and amounts payable to customers	4,561	2,581	(68)
Other	(8,950)	(10,489)	(596)

Net cash provided by (used for) operating activities	(12,545)	26,157	36,656

Cash flows provided by (used for) investing activities
Property additions - gas distribution	(28,323)	(29,972)	(34,074)
Property additions - diversified businesses and other	(1,843)	(5,005)	(21,370)
Proceeds from property sales, net of retirement costs	1,683	4,508	(49)
Changes in restricted cash	1,012	(1,212)	—

Net cash used for investing activities	(27,471)	(31,681)	(55,493)

Cash flows provided by (used for) financing activities
Issuance of common stock, net of expenses	3,329	3,642	2,436
Net change in notes payable	(39,800)	13,878	(26,185)
Issuance of long-term debt, net of expenses	247,931	28,990	58,296
Repayment of long-term debt and related expenses	(138,309)	(30,125)	(10)
Debt exchange and extinguishment costs	(24,030)	—	—
Payment of dividends on common stock	(8,235)	(10,776)	(15,193)

Net cash provided by financing activities	40,886	5,609	19,344

Cash and temporary cash investments
Net increase	870	85	507
Beginning of period	1,813	1,728	1,221

End of period	$2,683	$1,813	$1,728

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐ 29

CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,	2003	2002
(in thousands)
Long-term debt
8.00% senior notes due 2004	$—	$55,000
6.50% senior notes due 2005	15,000	15,000
3.77% senior notes due 2005	92	—
7.20% senior notes due 2007	—	30,000
8.95% senior notes due 2008	—	105,378
6.40% senior notes due 2008	5,000	5,000
7.125% senior notes due 2008	150,000	—
6.49% senior notes due 2009	30,000	30,000
8.00% senior notes due 2010	30,592	30,758
7.03% senior notes due 2013	10,000	10,000
7.75% senior notes due 2013	187,363	—
8.00% senior notes due 2016	59,723	59,890
8.32% senior notes due 2024	—	25,000
10.25% subordinated notes due 2040	41,237	—

	$529,007	$366,026

Company-obligated mandatorily redeemable trust preferred securities of subsidiaries holding solely debt securities of SEMCO Energy, Inc.
10.25% trust preferred securities - 1,600,000 shares issued and outstanding	$—	$38,436
FELINE PRIDES -10,100,000 shares issued and outstanding	—	101,000

	$—	$139,436

Common shareholders’ equity
Common stock, par value $1 per share - 40,000,000 shares authorized; 28,059,438 and 18,682,027 shares outstanding	$28,059	$18,682
Capital surplus	214,779	120,089
Accumulated other comprehensive income (loss)	(6,972)	(7,597)
Retained earnings (deficit)	(61,448)	(21,152)

	$174,418	$110,022

Total capitalization	$703,425	$615,484

The accompanying notes to the consolidated financial statements are an integral part of these statements.

30 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

Years Ended December 31,	2003	2002	2001
(in thousands)
Shares of common stock
Beginning of year	18,682	18,240	18,056
Issuance of common stock pursuant to stock purchase contracts associated with the FELINE PRIDES securities	8,737	—	—
Issuance of common stock for the DRIP and other	640	442	184

End of year	28,059	18,682	18,240

Common stock
Beginning of year	$18,682	$18,240	$18,056
Issuance of common stock pursuant to stock purchase contracts associated with the FELINE PRIDES securities	8,737	—	—
Issuance of common stock for the DRIP and other	640	442	184

End of year	$28,059	$18,682	$18,240

Capital surplus
Beginning of year	$120,089	$117,091	$115,186
Issuance of common stock pursuant to stock purchase contracts associated with the FELINE PRIDES securities, net of expenses	92,181	(202)	(351)
Issuance of common stock for the DRIP and other	2,509	3,200	2,256

End of year	$214,779	$120,089	$117,091

Accumulated other comprehensive income (loss)
Beginning of year	$(7,597)	$(2,196)	$—
Minimum pension liability adjustment, net of income tax benefit (expense) of $(200), $2,922 and $781	372	(5,427)	(1,452)
Unrealized derivative gain (loss) on interest rate hedge from an investment in an affiliate	253	26	(744)

End of year	$(6,972)	$(7,597)	$(2,196)

Retained earnings (deficit)
Beginning of year	$(21,152)	$(19,325)	$2,230
Net income (loss) available to common shareholders	(29,955)	8,949	(6,361)
Dividends on common stock	(10,341)	(10,776)	(15,194)

End of year	$(61,448)	$(21,152)	$(19,325)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Disclosure of comprehensive income (loss)

Years ended December 31,	2003	2002	2001
(in thousands)
Net income (loss) available to common shareholders	$(29,955)	$8,949	$(6,361)
Minimum pension liability adjustment, net of income tax benefit (expense) of $(200), $2,922 and $781	372	(5,427)	(1,452)
Unrealized derivative gain (loss) on interest rate hedge from an investment in an affiliate	253	26	(744)

Total comprehensive income (loss)	$(29,330)	$3,548	$(8,557)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐ 31

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. COMPANY DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Company Description. SEMCO Energy, Inc., is an investor-owned company. SEMCO Energy, Inc. and its subsidiaries operate four reportable business segments: (1) gas distribution; (2) construction services; (3) information technology services; and (4) propane, pipelines and storage. The latter three segments are sometimes referred to together as the “diversified businesses.” Reference to “the Company” means SEMCO Energy, Inc., SEMCO Energy, Inc. and its subsidiaries, individual subsidiaries or divisions of SEMCO Energy, Inc. or the segments discussed above as appropriate in the context of the disclosure.

     The Company’s gas distribution business segment distributes and transports natural gas to approximately 276,000 customers in the state of Michigan and approximately 115,000 customers in the state of Alaska. The Alaska-based operation and the Michigan-based operation are known together as the “Gas Distribution Business” and operate as divisions of SEMCO Energy, Inc. In September 2003, the Company entered into a definitive agreement to sell Alaska Pipeline Company, which is a component of its Alaska-based operations, for $95 million. For additional information concerning this matter, see Note 14 of the Notes to the Consolidated Financial Statements.

     The construction services segment (“Construction Services”) currently conducts most of its business in the midwestern, southern and southeastern areas of the United States. Its primary service is the installation and replacement of underground natural gas main and service lines and the installation and upgrade of compressor stations. In November 2003, the Company announced that its Board of Directors instructed management to pursue the sale of Construction Services. For additional information concerning this matter, see Note 14 of the Notes to the Consolidated Financial Statements.

     The information technology (“IT”) services segment, known as “Aretech,” is headquartered in Michigan and provides IT infrastructure outsourcing services and other IT services with a focus on mid-range computers, particularly the IBM I-Series (or AS-400) platform. The Company’s other business segments accounted for approximately 74% of Aretech’s revenues during 2003.

     The propane, pipelines and storage segment sells more than 4 million gallons of propane annually to retail customers in Michigan’s upper peninsula and northeast Wisconsin and operates natural gas transmission and storage facilities in Michigan.

Basis of Presentation. The financial statements of the Company were prepared in conformity with accounting principles generally accepted in the United States. In connection with the preparation of the financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation. The consolidated financial statements include the accounts of SEMCO Energy, Inc. and its wholly-owned subsidiaries. Investments in unconsolidated companies where the Company has significant influence, but does not control the entity, are reported using the equity method of accounting. On December 31, 2003, the Company deconsolidated its two capital trust subsidiaries in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “ Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). For information on FIN 46 and related revisions, refer to Note 4 of the Notes to the Consolidated Financial Statements.

     Certain of the Company’s diversified businesses, primarily Construction Services and Aretech, supply services at a profit to the Company’s regulated Gas Distribution Business. In accordance with Statement of Financial Accounting Standard (“SFAS”) 71, “Accounting for the Effects of Certain Types of Regulation,” intercompany profits remaining in the assets of the regulated business at a particular date are not eliminated since it is probable that, through the ratemaking process, the cost will be recovered through future revenue. As a result, $0.4 million of loss and $0.1 million and $0.6 million of profit on revenues earned from the Company’s regulated business by the Company’s diversified businesses was not eliminated during consolidation in 2003, 2002, and 2001 respectively. All other significant intercompany transactions have been eliminated.

Rate Regulation. The Gas Distribution Business is subject to regulation. The regulatory matters associated with gas distribution customers located in the City of Battle Creek, Michigan, and surrounding communities are subject to the jurisdiction of the City Commission of Battle Creek (“CCBC”). The Michigan Public Service Commission (“MPSC”) has jurisdiction over the regulatory matters related to the Company’s remaining Michigan customers. Regulatory matters for gas distribution customers in Alaska are subject to the jurisdiction of the Regulatory Commission of Alaska (“RCA”). These regulatory bodies have jurisdiction over, among other things, rates, accounting procedures, and standards of service. The Gas Distribution Business is subject to the provisions of SFAS 71. Refer to Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding SFAS 71.

Restricted Cash. At December 31, 2003 and 2002, the Company had $0.2 million and $1.2 million, respectively, of restricted cash. The Company expects the restricted cash at December 31, 2003 will be disbursed within one year.

Gas in Underground Storage. The gas inventory of the Gas Distribution Business at December 31, 2003 and 2002 was reported at average cost.

32 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

     During 2002, the Battle Creek Division changed its method of accounting for gas inventory from LIFO to average cost. This change in accounting principle was made in order to provide a better matching of expenses with revenues and make Battle Creek’s accounting for gas inventory consistent with the Company’s other gas distribution divisions and other Michigan gas distribution companies. This accounting change was not material to the financial statements and, accordingly, no retroactive restatement of prior years’ financial statements was made.

     In general, commodity costs and variable transportation costs are capitalized as gas in underground storage. Fixed costs, primarily pipeline demand charges and storage charges, are expensed as incurred through cost of gas.

Goodwill and Goodwill Impairment. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. The Company accounts for Goodwill under the provisions of SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 30, 2001 be recorded under the purchase method. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

     In compliance with SFAS 142, goodwill amortization ceased effective January 1, 2002. Prior to January 1, 2002, goodwill was being amortized on a straight-line basis over periods of up to 40 years. Amortization expense was approximately $4.6 in 2001. The Company also recorded a charge of $4.0 million during 2001, for the impairment of the goodwill of the Company’s discontinued engineering services business and a portion of the goodwill of Construction Services. The following table presents what would have been reported as net income (loss) available to common shareholders and the related per share amounts on a basic and diluted basis in 2003, 2002, and 2001, exclusive of amortization expense (including any related tax effects) related to goodwill.

Years ended December 31,	2003	2002	2001
(in thousands)
Adjusted net income (loss) available to common shareholders
Reported income (loss) from continuing operations	$(29,955)	$8,939	$(239)
Discontinued operations	—	10	(6,122)

Reported net income (loss) available to common shareholders	(29,955)	8,949	(6,361)
Add back goodwill amortization, net of income taxes	—	—	2,806

Adjusted net income (loss) available to common shareholders	$(29,955)	$8,949	$(3,555)

Adjusted earnings per share — basic
Reported income (loss) from continuing operations	$(1.34)	$0.48	$(0.01)
Discontinued operations	—	0.00	(0.34)

Reported net income (loss) available to common shareholders	(1.34)	0.48	(0.35)
Add back goodwill amortization, net of income taxes	—	—	0.15

Adjusted net income (loss) available to common shareholders	$(1.34)	$0.48	$(0.20)

Adjusted earnings per share — diluted
Reported income (loss) from continuing operations	$(1.34)	$0.48	$(0.01)
Discontinued operations	—	0.00	(0.34)

Reported net income (loss) available to common shareholders	(1.34)	0.48	(0.35)
Add back goodwill amortization, net of income taxes	—	—	0.15

Adjusted net income (loss) available to common shareholders	$(1.34)	$0.48	$(0.20)

The Company was required to complete a transition impairment test in the year of adoption of SFAS 142 and perform subsequent impairment tests on the remaining goodwill balance annually or at any time when events occur which could impact the value of the Company’s business segments. If an impairment test of goodwill shows that the carrying amount of the goodwill is in excess of the fair value, a corresponding impairment loss would be recorded in the Consolidated Statements of Operations. The transition impairment tests were performed for the Company’s business units and the results of those tests indicated that no impairment of the Company’s goodwill

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐ 33

balances existed as of January 1, 2002. The 2002 annual impairment tests were also performed for the Company’s business segments and indicated that there was no impairment of goodwill.

     The 2003 annual impairment test was performed for Construction Services during the first quarter and indicated that there was no impairment of goodwill. However, as a result of continuing weakness in the construction services industry, less than expected operating performance at Construction Services, and the Company’s belief that these conditions would continue for a longer period than originally anticipated, the Company hired a nationally recognized appraisal company to perform an interim analysis of Construction Services for possible goodwill and asset impairment. As a result of this analysis it was determined that all of the goodwill associated with Construction Services ($17.6 million) was impaired. The $17.6 million charge for impairment of goodwill is reflected in the Company’s Consolidated Statements of Operations in operating expenses.

     The 2003 annual goodwill impairment test was also performed for each of the Company’s other business units during the third and fourth quarters of 2003 and indicated that there was no impairment of goodwill. The following table summarizes changes in the carrying amount of goodwill for the past two years:

			Information	Propane,
	Gas	Construction	Technology	Pipelines &
	Distribution	Services	Services	Storage	Total
	Segment	Segment	Segment	Segment	Company
(in thousands)
Balance as of December 31, 2001	$140,227	$17,649	$152	$3,056	$161,084
Impairment charge	—	—	—	—	—

Balance as of December 31, 2002	$140,227	$17,649	$152	$3,056	$161,084
Impairment charge	—	(17,649)	—	—	(17,649)

Balance as of December 31, 2003	$140,227	$—	$152	$3,056	$143,435

Property, Plant, Equipment and Depreciation. The Company’s property, plant and equipment (“property”) is recorded at cost. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the related property. The lives over which the Company’s significant classes of regulated and non-regulated depreciable assets are depreciated are as follows (in years):

Regulated Property, Plant & Equipment		Non-Regulated Property, Plant & Equipment
(Gas Distribution Business)		(Diversified Businesses & Other)
Land	—	Vehicles	5
Underground gas storage property	17 — 39	Tractors & primary construction equipment	7
Gas transmission property	30 — 41	Heavy dozers, cranes and pipelayers	7
Gas distribution property	19 — 58	Intrastate gas pipelines	25
General property	5 — 47	Propane storage tanks	30
		Computers & related equipment	5
		Software	3

     The ratio of depreciation to the average balance of regulated property approximated 4.0%, 4.1% and 3.9% for the years 2003, 2002 and 2001, respectively. The ratio of depreciation to the average balance of non-regulated property approximated 10.7%, 10.6% and 10.1% for the years 2003, 2002 and 2001, respectively.

     In addition to the goodwill impairment test discussed previously in the “Goodwill and Goodwill Impairment” section of this Note, the Company also had the appraisal company test Construction Services for impairment of long-lived assets under SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The appraisal company valued the long-lived assets as part of an operating entity under the “held and used” model as prescribed in SFAS 144. As a result of this analysis the Company recorded a $2.8 million charge in the third quarter of 2003 for the impairment of long-lived assets. The impairment charge is included in operating expenses in the Company’s Consolidated Statements of Operations.

Long-term Note Receivable. The Company sold its entire interest in an Arkansas pipeline to ENOGEX Arkansas Pipeline Corporation (“ENOGEX”) in 1998. Pursuant to the terms included in the sales agreement, the Company will receive annual payments of $0.8 million from ENOGEX for 17 years beginning in the year 2004. At December 31, 2003, the Company’s Consolidated Statement of Financial Position includes a discounted note receivable of $8.3 million for this note, $0.8 million of which is reported in other current assets and $7.5 million of which is reported in deferred charges and other assets.

34 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

Revenue Recognition. The Gas Distribution Business bills monthly on a cycle basis and follows the industry practice of recognizing accrued revenue for gas services rendered to its customers but not billed at month end. Construction Services recognizes revenues as services are rendered. In instances when projects are long-term, Construction Services uses the percentage of completion method. At December 31, 2003, Construction Services did not have any significant long-term projects. The propane business recognizes propane sales in the period that the propane is delivered to customers.

Cost of Gas. The Alaska-based gas distribution operation (“ENSTAR”) has a regulator-approved gas cost adjustment (“GCA”) pricing mechanism, which allows for the adjustment of rates charged to customers in Alaska for increases and decreases in the cost of gas purchased. Under the GCA pricing mechanism, the gas charge portion of customers’ gas rates is adjusted annually to reflect the estimated cost of gas purchased for the upcoming 12-month period. Any difference between actual cost of gas purchased and the estimate is deferred as a current asset or current liability and included in the next annual adjustment to the gas charge portion of rates. The GCA may be adjusted quarterly if it is determined that there are significant variances from the estimates used in the annual determination.

     ENSTAR has RCA approved gas purchase contracts with several entities. The base price of gas purchased under these contracts can be adjusted annually based on factors such as the price of certain traded oil futures, certain natural gas futures and other inflationary measures. Under the GCA pricing mechanism, customers in Alaska are charged amounts that allow the Company to recoup its cost of purchased gas. As a result, the Company does not earn any income on the gas charge portion of ENSTAR’s rates.

     Prior to April 1, 1999, the Company’s Michigan-based gas distribution operation (“SEMCO Gas”) had a regulator-approved gas cost recovery (“GCR”) pricing mechanism for the geographic areas subject to the regulatory jurisdiction of the MPSC and CCBC. The GCR pricing mechanism works similarly to the GCA pricing mechanism. During the three-year period from April 1, 1999 to March 31, 2002, the MPSC and CCBC authorized the Company to suspend its GCR clause and freeze in its customer base rate a fixed gas charge of $3.24 per thousand cubic feet (“Mcf”). The Company was able to offer this Michigan GCR suspension and rate freeze mainly as a result of agreements reached with TransCanada Gas Services, Inc. (“TransCanada”), which also covered the three-year period from April 1, 1999 to March 31, 2002. During 2001, TransCanada sold its gas marketing business and assigned the agreements to BP Canada Energy Marketing Corp. with the Company’s consent. Under the agreements, TransCanada or BP Canada Energy Marketing Corp (“BP”) provided a significant portion of the Company’s natural gas requirements, and managed the Company’s natural gas supply and the supply aspects of transportation and storage operations in Michigan for the three-year period, at a cost that was, in most instances, below the $3.24 price charged to customers. As a result, during the three-year period from April 1, 1999 through March 31, 2002, SEMCO Gas retained any gas costs savings that resulted when the cost of purchased natural gas was below the $3.24 fixed price charged to customers.

     When the suspension period for the GCR pricing mechanism expired on March 31, 2002, the MPSC required the Company to reinstate its GCR pricing mechanism for customers subject to the jurisdiction of the MPSC (“MPSC customers”). Consequently, effective April 1, 2002, the Company could no longer earn any income on the gas charge portion of MPSC customers’ rates. The Company received approval from the CCBC to extend the GCR suspension period and fixed gas charge program, with a new fixed gas charge, until March 31, 2005 for customers subject to its jurisdiction (“CCBC customers”).

     The Company entered into new agreements with BP for the natural gas supply requirements of the CCBC customers, supply portfolio management for the MPSC customers, and transportation and storage asset management for both the CCBC and MPSC customers.

     Under the new BP agreement covering MPSC customers, the Company no longer purchases gas at a fixed cost over a number of years due to the reinstatement of the GCR pricing mechanism for MPSC customers. Instead, the Company is required to solicit bids for all supplies with term lengths longer than three days. Supplies with term lengths of three days or less can be purchased without bidding. The new BP agreement covering CCBC customers will continue to have a fixed cost for the purchase of natural gas and is effective for the three-year period from April 1, 2002 through March 31, 2005.

     In accordance with the GCR pricing mechanism, the Company had $6.3 million recorded in current assets at December 31, 2003 for gas charges recoverable from customers. Also at December 31, 2003, the Company had $5.2 million recorded in current liabilities for amounts payable to customers in accordance with the GCA pricing mechanism.

Income Taxes. The Company files a consolidated federal income tax return and income taxes are allocated among the Company’s subsidiaries and divisions based on their separate taxable income. Investment tax credits (“ITC”) utilized in prior years for income tax purposes are deferred for financial accounting purposes and are amortized through credits to the income tax provision over the lives of the related property. For additional information, refer to Note 3 of the Notes to the Consolidated Financial Statements.

Discontinued Operations. In December 2001, the Company’s board of directors approved a plan to redirect the Company’s business strategy, which included the divestiture of its engineering services business. As a result, the operating results and loss on disposal of this business have been segregated and reported as discontinued operations in the Consolidated Statements of Operations. For additional information, refer to Note 14 of the Notes to the Consolidated Financial Statements.

Stock-Based Compensation. The Company accounts for all stock options using the intrinsic valve method provided for under the provisions and related interpretations of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company has chosen to account for these

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐ 35

transactions under APB 25 for purposes of determining net income but must present the pro forma disclosures required by SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Under the intrinsic value method, there was no compensation expense associated with stock options for the years ended December 31, 2003, 2002 and 2001. If compensation expense had been determined in a manner consistent with the provisions of SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below.

Years Ended December 31,	2003	2002	2001
(in thousands, except per share amounts)
Net income (loss) available to common shareholders
As reported	$(29,955)	$8,949	$(6,361)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	344	416	303

Pro forma	$(30,299)	$8,533	$(6,664)

Earnings (loss) per share - basic
As reported	$(1.34)	$0.48	$(0.35)
Pro forma	$(1.36)	$0.46	$(0.37)
Earnings (loss) per share - diluted
As reported	$(1.34)	$0.48	$(0.35)
Pro forma	$(1.36)	$0.46	$(0.37)

Statements of Cash Flows. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash and temporary cash investments.

     In August 2003, the Company issued approximately 8.74 million shares of common stock for $101 million through the mandatory purchase obligation specified under the terms of stock purchase contracts, which were a component of the Company’s FELINE PRIDES securities. The Company also retired approximately $101 million of 9% trust preferred securities, which were also a component of the FELINE PRIDES. These transactions were non-cash financing activities and, therefore, both the issuance of the $101 million of common stock and the retirement of the $101 million of trust preferred securities are not reflected in the Consolidated Statements of Cash Flows. Refer to Note 4 of the Notes to the Consolidated Financial Statements for further information.

     In May 2003, the Company completed an offering of an aggregate of $300 million of senior unsecured notes. The Company used approximately $92.3 million of the new notes in an exchange for other outstanding debt of the Company. The debt exchange was a non-cash financing activity and therefore is not reflected in the Consolidated Statements of Cash Flows. Refer to Note 4 of the Notes to the Consolidated Financial Statements for further information regarding the debt exchange.

     Supplemental cash flow information for the years ended December 31, 2003, 2002 and 2001, is summarized in the following table.

Years ended December 31,	2003	2002	2001
(in thousands)
Cash paid during the year for:
Interest and dividends on trust preferred securities	$49,173	$44,473	$45,455
Income taxes, net of (refunds)	$(3,000)	$(2,243)	$4,258

NOTE 2. REGULATORY MATTERS

RCA. The Company received an RCA rate order, in August 2002, which set ENSTAR’s revenue requirement and included a 12.55% authorized return on equity. ENSTAR implemented the rate reduction in September 2002 and filed a cost-of-service study and rate design as required by the RCA order. An order on the rate design was issued on May 21, 2003 and provided for rate decreases to residential, power plant and industrial customers, and an increase to commercial customers. The design also increased the monthly service charges for residential customers over a three-year period. For example, the monthly service charge for residential customers was increased from $4.50 to $7.00 and will increase to $8.00 and $9.00 over the next two years. The design also increased the monthly service charges for other customers over a one-year period. These monthly service charges will help mitigate the impact of weather on financial results.

     As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the Company has entered into a definitive agreement to sell Alaska Pipeline Company. Refer to Note 14 of the Notes to the Consolidated Financial Statements for information regarding required RCA approval and other regulatory matters associated with this pending transaction.

36 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

MPSC and CCBC. As discussed in the “Cost of Gas” section in Note 1 of the Notes to the Consolidated Financial Statements, during the three-year period from April 1, 1999 to March 31, 2002, the MPSC and CCBC authorized SEMCO Gas to suspend its GCR mechanism and freeze the gas charge component of customer rates. When the GCR suspension period and rate freeze expired on March 31, 2002, the MPSC required SEMCO Gas to reinstate the GCR pricing mechanism for customers subject to its jurisdiction. Consequently, effective April 1, 2002, the Company could no longer earn any income on the gas charge portion of the MPSC customers’ rates. The Company received approval from the CCBC to extend the GCR suspension period and the fixed gas charge program, with a new fixed gas charge, until March 31, 2005 for CCBC customers. SEMCO Gas also received approval during 2001 from the CCBC to start charging CCBC customers on a thermal basis rather than a volumetric basis. SEMCO Gas buys all of its natural gas by the dekatherm and now also sells it to CCBC customers by the dekatherm.

     In November 2002, the division of SEMCO Gas regulated by the MPSC filed an application for a general rate increase. In May 2003, the MPSC approved a settlement agreement, which, among other things, provides for an increase in revenue requirements, an increase in return on common equity from 10.75% to 11.40% and an increase in monthly customer service charges. For example, the monthly customer service charge increased from $7.00 to $9.50 per month for residential customers. As a result of this settlement agreement, the Company expects a general rate increase of $3.4 million annually and a reduction of depreciation expense of $1.4 million annually.

Regulatory Assets and Liabilities. The Gas Distribution Business is subject to the provisions of SFAS 71, “Accounting for the effects of Certain Types of Regulation.” The provisions of SFAS 71 allow the Company to defer expenses and income as regulatory assets and liabilities in the Consolidated Statements of Financial Position when it is probable that those expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected in the Consolidated Statements of Operations by an unregulated company. These deferred regulatory assets and liabilities are then included in the Consolidated Statements of Operations in the periods in which the same amounts are reflected in rates. Management’s assessment of the probability of recovery or pass-through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, the Company ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the Consolidated Statements of Financial Position and included in the Consolidated Statements of Operations for the period in which the discontinuance of regulatory accounting treatment occurs. Such amounts would be classified as an extraordinary item. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the ability of the Gas Distribution Business to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company’s periodic review of these criteria currently supports the continuing application of SFAS 71.

     The following table summarizes the regulatory assets and liabilities recorded in the Consolidated Statements of Financial Position, as well as the remaining period, as of December 31, 2003, over which the Company expects to realize or settle the assets or liabilities.

December 31,	2003	2002	Remaining Period
(in thousands)
Regulatory assets
Current
Gas charges recoverable from customers	$6,261	$2,200	1 year
Noncurrent
Deferred retiree medical benefits	$8,092	$8,992	9 years
Loss on retirement of debt	2,439	2,744	7 years
Other	4,181	2,874	2-10 years

	$14,712	$14,610

Regulatory liabilities
Current
Amounts payable to customers (gas cost overrecovery)	$5,222	$1,073	1 year
Noncurrent
Negative salvage value (a)	$51,573	$48,306	25-40 years
Tax benefits amortizable to customers	3,227	3,723	9 years
Unamortized investment tax credit	881	1,178	3 years

	$55,681	$53,207

(a)	In prior years, negative salvage value was recorded in the accumulated depreciation of the Gas Distribution Business in accordance with industry practice. Negative salvage value has been reclassified to regulatory liabilities in accordance with SFAS 143, “Accounting for Asset Retirement Obligations,” which was adopted by the Company on January 1, 2003.

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐	37

NOTE 3. INCOME TAXES

SFAS 109. The Company accounts for income taxes in accordance with SFAS 109, “Accounting For Income Taxes.” SFAS 109 requires an annual measurement of deferred tax assets and deferred tax liabilities based upon the estimated future tax effects of temporary differences and carryforwards.

Years ended December 31,	2003	2002	2001
(in thousands)
Federal income tax expense (benefit)
Current	$460	$2,442	$(7,056)
Deferred to future periods	(11,172)	2,796	4,717
Amortization of deferred Investment tax credits (“ITC”)	(296)	(267)	(267)
State income tax expense (benefit)
Current	926	907	695
Deferred to future periods	324	906	734

Total income tax expense (benefit)	(9,758)	6,784	(1,177)
Less amounts included in:
Minority interest - dividends on trust preferred securities	(2,316)	(4,631)	(4,632)
Discontinued operations	—	1,276	(3,123)

Income tax expense (benefit), excluding amounts shown separately	$(7,442)	$10,139	$6,578

Reconciliation of Statutory Rate to Effective Rate. The table below provides a reconciliation of the difference between the Company’s provision for income taxes and income taxes computed at the statutory rate.

Years ended December 31,	2003	2002	2001
(in thousands)
Net Income (loss)	$(29,955)	$8,949	$(6,361)
Add back income tax expense (benefit)	(9,758)	6,784	(1,177)

Pre-tax income (loss)	$(39,713)	$15,733	$(7,538)

Computed federal income tax expense (benefit)	$(13,899)	$5,507	$(2,638)
Amortization of deferred ITC	(296)	(267)	(267)
Amortization of non-deductible amounts resulting from acquisitions	(33)	119	237
State income tax expense, net of federal tax benefit	812	1,178	928
Goodwill impairment charge not deductible for tax purposes	4,095	—	—
Other	(437)	247	563

Total income tax expense (benefit)	$(9,758)	$6,784	$(1,177)

38	☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

Deferred Income Taxes. Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. At December 31, 2003 and 2002 there was a valuation allowance of $0.6 million recorded against deferred tax assets. The Company also has an estimated net operating loss (“NOL”) carryforward for federal tax purposes of $85.5 million at December 31, 2003, of which $21.0 million expires in 2021, $21.8 million expires in 2022 and an estimated $42.7 million expires in 2023. The table below shows the principal components of the Company’s deferred tax assets (liabilities).

December 31,	2003	2002
(in thousands)
Property, plant and equipment	$(54,976)	$(46,096)
Retiree medical benefit liability	791	986
Retiree medical benefit regulatory asset	(2,832)	(3,147)
Deferred ITC	526	686
Unamortized debt expense	(749)	(864)
Property taxes	(2,707)	(2,460)
Goodwill	(4,033)	(3,333)
Other comprehensive income	3,504	3,704
Gas in underground storage	1,925	68
Reserves associated with discontinued operation and restructuring	268	1,391
Net operating loss carryforward	29,909	12,465
AMT credit carryforward	2,276	2,276
Valuation allowance for deferred tax assets	(580)	(580)
Other	2,604	(18)

Total deferred taxes	$(24,074)	$(34,922)

Gross deferred tax liabilities	$(104,419)	$(88,837)
Gross deferred tax assets	80,925	54,495
Valuation allowance for deferred tax assets	(580)	(580)

Total deferred taxes	$(24,074)	$(34,922)

NOTE 4. CAPITALIZATION

New Accounting Standards for Company-Obligated Mandatorily Redeemable Trust Preferred Securities. In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before the issuance date of this Statement, this Statement was effective on July 1, 2003. The Company has company-obligated mandatorily redeemable trust preferred securities that were issued by its capital trust subsidiaries (“trust preferred securities”) that were outstanding prior to the issuance of this Statement. These securities have characteristics of both liabilities and equity and for periods prior to July 1, 2003, they are reported in the Consolidated Statements of Financial Position as a separate line item between long-term debt and common shareholders’ equity. For periods after July 1, 2003 and before December 31, 2003, the trust preferred securities were reflected in the long-term debt section of the Consolidated Statements of Financial Position in compliance with the provisions of SFAS 150. Prior to July 1, 2003, the dividends on these trust preferred securities were reflected in the Consolidated Statements of Operations as “minority interest – dividends on trust preferred securities.” In accordance with the provisions of SFAS 150, the dividends incurred on these securities during the period from July 1, 2003 through December 31, 2003 are reflected in “interest expense.” The adoption of SFAS 150 did not have a material impact on the Company’s net income (loss) available to common shareholders.

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐	39

     During 2003, several accounting standards related to the consolidation of variable interest entities or special purpose entities were also released. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses conditions for consolidating an entity based on variable interests (as defined in the standard) rather than voting interests. FIN 46 clarifies that variable interest entities that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. FIN 46 applied immediately to variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, FIN 46 originally had to be adopted no later than the first fiscal year or interim period beginning after June 15, 2003. However, in October 2003, the FASB issued FASB Staff Position (“FSP”) 46-e, “Effective Date of Interpretation 46.” FSP 46-e deferred the effective date for applying the provisions of FIN 46, for interests held by public entities in variable interest entities created before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Under FIN 46R, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise,application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003.

     The Company has evaluated FIN 46, FSP 46-e and FIN 46R and determined that its capital trust subsidiaries, SEMCO Capital Trust I and SEMCO Capital Trust II, should be deconsolidated as of December 31, 2003. Since their inception, these capital trusts have been consolidated in the consolidated financial statements of SEMCO Energy, Inc. However, effective December 31, 2003, these trusts are no longer included in the Company’s consolidated financial statements.

     The Company’s common equity investments in these trusts were $1.2 million at December 31, 2003. These trusts were established for the sole purpose of issuing trust preferred securities to the public and lending the gross proceeds, including the proceeds from the Company’s common equity investment, to the Company. The sole assets of the capital trusts are debt securities of the Company with terms similar to the terms of the related trust preferred securities. At December 31, 2003, the book value of these debt securities was $41.3 million and the book value of the trust preferred securities was $40.1 million. Previously, when these capital trusts were consolidated, the common equity investment and the debt securities were eliminated, leaving only the trust preferred securities in the Consolidated Statements of Financial Position. Starting December 31, 2003, these trust preferred securities are not included in the Consolidated Statement of Financial Position. Instead, the Company’s $1.2 million common equity investments in these trusts are reflected in deferred charges and other assets and the $41.3 in debt securities are reflected in long-term debt in the Consolidated Statement of Financial Position at December 31, 2003. The debt securities include $41.2 million of 10.25% Subordinated Notes due 2040 and $0.1 million of 3.77% Senior Notes due 2005.

Other Matters Regarding Trust Preferred Securites. During a portion of 2003, the Company had 10.1 million shares of FELINE PRIDES outstanding. Each FELINE PRIDES consisted of a stock purchase contract and a 9% trust preferred security of SEMCO Capital Trust II with a stated face value per security of $10. Under the terms of each stock purchase contract, the FELINE PRIDES holder was obligated to purchase from the Company, and the Company was obligated to sell to the FELINE PRIDES holder, between 0.7794 and 0.8651 shares of Company common stock in August 2003. The actual number of shares of common stock to be sold depended on the average market value of a share of Company common stock during a 20-day period ending in August 2003.

     The FELINE PRIDES holders were able to settle their obligation to purchase Company common stock by paying cash or by having their 9% trust preferred securities remarketed in August 2003. Approximately all of the FELINE PRIDES holders elected to have their trust preferred securities remarketed to raise the cash needed to fulfill their obligations under the terms of the stock purchase contracts. The remarketing was not successful and the Company took possession of those trust preferred securities and retired them in order to satisfy the FELINE PRIDES holders’ obligations to purchase 8.74 million shares of the Company’s common stock. The distribution rate on the 9% trust preferred securities was also reset in August 2003 to 3.77%.

Common Shareholders’ Equity. During 2003, 2002 and the last half of 2001, the Company issued approximately 478,000, 372,000 and 166,000 shares, respectively of its common stock to the Company’s Direct Stock Purchase and Dividend Reinvestment Plan (“DRIP”) to meet the dividend reinvestment and stock purchase requirements of its participants. During first half of 2001, the DRIP purchased Company common stock on the open market to meet these requirements.

     The Company issued approximately 162,000, 70,000 and 19,000 shares of Company common stock to certain of the Company’s employee benefit plans in 2003, 2002 and 2001, respectively. Also during 2002 and 2001, the Company purchased approximately 40,000 shares and 48,000 shares, respectively, of its common stock on the open market to contribute to certain of its employee benefit plans.

40	☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

     In August 2003, the Company issued approximately 8.74 million shares of common stock for $101 million through the mandatory stock purchase obligation specified under the terms of the stock purchase contracts, which were a component of the FELINE PRIDES securities. As discussed previously, the Company also retired approximately $101 million of trust preferred securities in conjunction with this issuance of common stock. The issuance of the 8.74 million shares of common stock and the retirement of the trust preferred securities were non-cash financing activities and, therefore, neither are reflected in the Company’s Consolidated Statements of Cash Flows.

Long-Term Debt. In December 2003, the Company completed an offering of an aggregate of $50 million of 7.75% senior unsecured notes due 2013. The notes are of the same class as notes issued by the Company in May 2003, as discussed below. The $50 million in notes were issued at a premium of $2.1 million. The issuance was done concurrently with an amendment of the Company’s existing bank credit agreement and the proceeds from this issuance were used to repay indebtedness under the bank credit facility. For further information on this amendment, see Note 5 of the Notes to the Consolidated Financial Statements.

     In May 2003, the Company completed an offering of an aggregate of $300 million of senior unsecured notes. The offering consisted of $150 million of 7.125% senior unsecured notes due 2008 (“7.125% 2008 Notes”) and $150 million of 7.75% senior unsecured notes due 2013 (“7.75% 2013 Notes”). Interest on these notes is payable semiannually. The Company used approximately $92.3 million of the 7.75% 2013 Notes in an exchange for $77 million of its outstanding 8.95% Remarketable or Redeemable Securities (“ROARS”). After the exchange was completed the Company cancelled the $77 million of ROARS. The Company accounted for the debt exchange under the provisions of Emerging Issues Task Force Opinion No. 96-19 (“EITF 96-19”). In accordance with EITF 96-19, the Company used the book value of the ROARS ($77 million) as the initial book value for the $92.3 million of 7.75% 2013 Notes issued in the exchange. The difference between the face amount and the initial book value of the 7.75% 2013 Notes will be amortized as interest expense, using the effective interest method, over the life of the notes. As a result, the book value of the 7.75% 2013 Notes will increase by the amount of amortization expense recognized over the life of the notes. The exchange of the $92.3 million of 7.75% 2013 Notes for the $77 million of ROARS was a non-cash financing activity. As a result, it is not reflected in the Company’s Consolidated Statements of Cash Flows.

     The Company used a portion of the proceeds from the issuance of the $300 million of new notes,to repurchase its $55 million of outstanding 8.00% Senior Notes due 2004, $30 million of outstanding 7.2% Senior Notes due 2007, $25 million of outstanding 8.32% Senior Notes due 2024 and the remaining $28 million of ROARS plus accrued interest. Approximately $24 million of the proceeds was used to pay make-whole premiums or similar items in connection with the repurchase of the $138 million in notes and securities discussed above. The make-whole premiums or similar items were incurred, in most instances, in order to repurchase these obligations prior to their maturity. The Company expensed the $24 million ($15.6 million net of taxes) at the time of the refinancing. The remainder of the proceeds was used to pay expenses associated with the issuance of the new notes (approximately $10.1 million), to pay down short-term debt and for working capital and general corporate purposes.

     In September 2002, the Company issued $30 million of 6.49% Senior Notes due 2009 (“6.49% 2009 Notes”). Interest on the 6.49% 2009 Notes is payable semiannually and the notes are not redeemable prior to maturity. The proceeds from the sale were used to redeem $30 million of 6.83% Senior Notes, which matured on October 1, 2002.

     In June 2001, the Company issued $60 million of 8% Senior Notes due 2016 (“8% 2016 Notes”). Interest on the 8% 2016 Notes is payable quarterly. On or after June 30, 2006, the Company may redeem some or all of the 8% 2016 Notes at a redemption price of 100% of the principal amount plus any accrued and unpaid interest. The 8% 2016 Notes contain provisions that give the estates or heirs of deceased 8% 2016 Note holders the right to request that the Company redeem their 8% 2016 Notes. The Company has redeemed $277,000 of 8% 2016 Notes in accordance with these provisions. The proceeds from the sale of the 8% 2016 Notes were used to repay short-term debt and for general corporate purposes.

     At December 31, 2003 there were no annual sinking fund requirements for the Company’s existing debt over the next five years, however, the Company had $170.1 million of long-term debt maturing over the next five years as follows (in millions):

2004	$—	2007	$—
2005	$15.1	2008	$155.0
2006	$—

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐	41

NOTE 5. SHORT-TERM BORROWINGS

During 2002, the Company entered into a $145 million credit agreement with a group of banks, replacing four lines of credit totaling $145 million, which were due to expire. During May 2003, the Company amended its bank credit agreement to permit the issuance of additional debt securities, to increase the facility from $145 million to $155 million and to extend the maturity date of the 364–day component of the facility to May 19, 2004. This amendment provided covenant relief to permit the May 2003 issuance of $300 million of senior unsecured notes (as described in Note 4 of the Notes to the Consolidated Financial Statements), including the incurrence of costs associated with the offering and the other transactions that occurred concurrently with the offering.

     In October 2003, the Company amended the terms of its bank credit agreement to exclude from the financial covenants contained therein, all non-cash goodwill and asset impairment charges that may be taken by Construction Services. As a result, the $17.6 million charge for impairment of goodwill and the $2.8 million charge for impairment of long-lived assets, both of which are discussed in Note 1 of the Notes to the Consolidated Financial Statements, did not cause the Company to be out of compliance with the financial covenants contained in its bank credit agreement.

     The bank credit agreement was further amended in December 2003 to permit the issuance of $50 million of debt securities, accelerate a previous commitment to reduce the aggregate commitment of the facility by $30 million (from $155 million to $125 million) and modify the debt-to-capitalization ratio covenant to 72% or less. The Company used the net proceeds from the December 2003 issuance of an aggregate of $50 million of the 7.75% 2013 Notes to pay a portion of the debt outstanding under the bank credit facility, as discussed in Note 4 of the Notes to the Consolidated Financial Statements. The amended $125 million bank credit facility consists of a $69 million multi-year revolver, which expires in June 2005, and a $56 million 364-day facility, with a one-year term loan option.

     The outstanding balance owed by the Company under the bank credit facility at December 31, 2003 and 2002 was $81.9 million and $121.2 million, respectively. Interest on the bank credit facility is at variable rates, which do not exceed the banks’ prime lending rates.

Years ended December 31,	2003	2002	2001
(in thousands, except interest rates)
Notes payable balance at year end	$82,034	$121,835	$107,957
Unused lines of credit at year end	$38,275	$23,800	$39,500
Average interest rate at year end	3.4%	2.8%	2.6%
Highest borrowings at any month-end	$124,468	$123,244	$122,033
Average borrowings	$92,138	$99,584	$101,362
Weighted average interest rate	3.0%	2.9%	4.8%

     Covenants contained in the Company’s bank credit agreement require maintenance at the end of each calendar quarter of a minimum net worth of $215.0 million, adjusted annually by 10% of annual net income and certain issuances of common stock. In addition, the Company must maintain a fixed-charges coverage ratio of at least 1.33 through March 31, 2004 and 1.50 at the end of each calendar quarter thereafter, and a debt-to-capitalization ratio of less than 0.72 through the earlier of March 31, 2004 or the sale of Alaska Pipeline Company and less than 0.65 at the end of each calendar quarter thereafter. As of December 31, 2003, the Company was in compliance with all debt covenants. Failure to comply with such covenants may result in a default with respect to the related debt and could lead to the acceleration of such debt or any instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. In such a case, there can be no assurance that the Company would be able to refinance or otherwise repay such indebtedness.

     Net worth, as defined in the Company’s bank credit agreement, includes the Company’s common shareholders’ equity and the trust preferred securities issued by the capital trusts discussed in Note 4 of the Notes to the Consolidated Financial Statements. Any non-cash goodwill and asset impairment charges that may be taken by Construction Services are excluded from common shareholders’ equity.

     The fixed-charges coverage ratio, as defined in the Company’s bank credit agreement, represents a ratio of earnings to fixed charges. Under the agreement, “earnings” represents income (loss) before income taxes, interest expense, dividends on trust preferred securities, discontinued operations and certain other items. Also excluded from earnings are the debt exchange and extinguishment costs incurred in connection with the May 2003 issuance of $300 million of senior unsecured notes and all non-cash goodwill and asset impairment charges that may be taken by Construction Services. “Fixed charges,” as defined in the agreement, represents interest expense, excluding dividends on trust preferred securities of the capital trusts or interest expense on the Company’s debt held by the capital trusts.

     The debt-to-capitalization ratio requires the Company to maintain on the last day of each fiscal quarter a ratio of funded debt, defined as all debt having a final maturity of more than one year from the date of origin of such debt, all rentals due under all capitalized leases under which we are the lessee and off-balance sheet liabilities as defined in the bank credit agreement, plus an amount equal to the lowest 30-day average of short-term debt less $10 million, to a measure of total capitalization that is the sum of the aggregate principal amount of such debt then outstanding and consolidated net worth.

42	☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

NOTE 6. FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each significant class of financial instruments:

Cash, Temporary Cash Investments, Accounts Receivables, Payables and Notes Payable. The carrying amount approximates fair value because of the short maturity of those instruments.

Long-Term Debt (Including Trust Preferred Securities). The fair values of the Company’s long-term debt and trust preferred securities are estimated based on quoted market prices for the same or similar issues. The table below shows the estimated fair values of the Company’s long-term debt and trust preferred securities as of December 31, 2003 and 2002.

December 31,	2003	2002
(in thousands)
Long-term debt and trust preferred securities
Carrying amount	$529,007	$505,462
Fair value	557,111	523,105

NOTE 7. RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

The Company’s business activities expose it to a variety of risks, including commodity price risk and interest rate risk. The Company’s management identifies risks associated with the Company’s business and determines which risks it wants to manage and which type of instruments it should use to manage those risks.

     The Company records all derivative instruments it enters into under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 137, SFAS 138 and SFAS 149, which were amendments to SFAS 133 (hereinafter collectively referred to as “SFAS 133”). SFAS 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Consolidated Statement of Financial Position as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value are recorded in other comprehensive income for the portion of the change in value of the derivative that is an effective hedge.

     The Company will, from time to time,enter into fixed to floating interest rate swaps in order to maintain its desired mix of fixed-rate and floating-rate debt. These swaps are designated as fair value hedges and the difference between the amounts paid and received under these swaps is recorded as an adjustment to interest expense over the term of the swap agreement. If the swaps are terminated, any unrealized gains or losses are recognized pro-rata over the remaining term of the hedged item as an increase or decrease in interest expense. The Company entered into one such interest rate swap in August 2001 in order to hedge the Company’s $55 million of 8% Notes due in June 2004. The swap was terminated in August 2002 and the Company received $2.2 million, which was being recognized pro-rata, as a reduction in interest expense, over the remaining term of the Notes. In May 2003, the underlying 8% Notes were retired and the unrecognized balance of the swap proceeds was recognized as part of debt exchange and extinguishment costs in the Consolidated Statement of Operations.

     An affiliate, in which the Company has a 50% ownership interest, uses a floating to fixed interest rate swap agreement to hedge the variable interest rate payments on a portion of its long-term debt. This swap is designated as a cash flow hedge and the difference between the amounts paid and received under the swap is recorded as an adjustment to interest expense over the term of the agreement. The Company’s share of changes in the fair value of the swap are recorded in accumulated other comprehensive income until the swap is terminated. As a result of this interest rate swap agreement, the Company’s Consolidated Statements of Financial Position, at December 31, 2003 and December 31, 2002, reflected reductions of $0.5 million and $0.7 million, respectively, in the Company’s equity investment in the affiliate and in accumulated other comprehensive income.

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐	43

NOTE 8. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pensions. The Company has defined benefit pension plans that cover the employees of certain companies in the consolidated group. Pension plan benefits are generally based upon years of service or a combination of years of service and compensation during the final years of employment. The Company’s funding policy is to contribute amounts annually to the plans based upon actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations. The Company also has a supplemental executive retirement plan (“SERP”), which is an unfunded defined benefit pension plan.

     Because of unfavorable returns on pension plan assets in 2002 and continued decline in interest rates,certain pension plans were underfunded at December 31, 2003 and 2002. The total minimum pension liability at December 31, 2003 was $10.4 million. The total accumulated benefit obligation for the Company’s pension plans was $65.5 million at December 31, 2003. The Company expects to contribute $2.7 million to its pension plans in 2004 and,therefore, $2.7 million of the Company accrued pension cost is reflected in other current liabilities in the Company’s Consolidated Statement of Financial Position at December 31, 2003.

Other Postretirement Benefits. The Company has postretirement benefit plans that provide certain medical and prescription drug benefits to qualified retired employees, their spouses and covered dependents. Determination of benefits is based on a combination of the retiree’s age and years of service at retirement. The Company accounts for retiree medical benefits in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This standard requires the full accrual of such costs during the years that the employee renders service to the Company until the date of full eligibility.

     On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors retiree medical programs for certain of its locations and expects that this legislation will eventually reduce the Company’s costs for some of these programs. At this point, the Company’s investigation into its response to the legislation is preliminary, as we await guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured.

     Because of various uncertainties related to the Company’s response to this legislation and the appropriate accounting methodology for this event,the Company has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, that final guidance could require the Company to change previously reported information. This deferral election is permitted under FSP SFAS 106-1.

     In 2003, 2002 and 2001, the Company expensed retiree medical costs of $2.8 million, $2.0 million and $1.9 million, respectively. The retiree medical expense for each of those years includes $0.9 million of amortization of previously deferred retiree medical costs. Prior to getting regulatory approval for the recovery of retiree medical benefits in rates, the Michigan gas distribution operation deferred, as a regulatory asset, any portion of retiree medical expense that was not yet provided for in customer rates. After receiving rate approval for recovery of such costs, the Company began amortizing, as retiree medical expense, the amounts previously deferred. The Company, as a matter of practice, has paid retiree medical costs from its corporate assets. The Company expects to contribute $1.8 million from its corporate assets in 2004 to cover other postretirement benefits costs incurred or payable in 2004. As a result, $1.8 million of the Company’s accrued other postretirement benefit cost is reflected in other current liabilities in the Company’s Consolidated Statement of Financial Position at December 31, 2003.

	Pension Benefits			Other Postretirement Benefits
Years ended December 31,	2003	2002	2001	2003	2002	2001
(in thousands)
Components of net benefit cost
Service cost	$1,865	$2,089	$2,097	$355	$357	$348
Interest cost	4,299	4,222	4,054	2,447	2,377	2,527
Expected return on plan assets	(4,812)	(5,611)	(5,897)	(1,647)	(2,048)	(2,150)
Amortization of transition obligation	23	40	53	413	922	921
Amortization of prior service cost	118	163	150	(59)	—	—
Amortization of net (gain) or loss	1,065	264	(301)	423	(553)	(601)
Amortization of regulatory asset	—	—	—	899	899	899

Net benefit cost	$2,558	$1,167	$156	$2,831	$1,954	$1,944

44	☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

     The Company has certain Voluntary Employee Benefit Association (“VEBA”) trusts to fund its retiree medical benefits and contributed $0.5 million to the trusts in 2001. There were no contributions to the VEBA trusts during 2002 and 2003. The Company can also partially fund retiree medical benefits on a discretionary basis through Internal Revenue Code Section 401(h) accounts. No cash contributions were made to the 401(h) accounts in 2003, 2002 and 2001.

     The Company uses a measurement date of December 31 for all of its plans. The following table provides reconciliations of the plan benefit obligation, plan assets, funded status of the plans and additional information related to the Company’s benefit obligation.

	Pension Benefits		Other Postretirement Benefits
Year Ended December 31,	2003	2002	2003	2002
(in thousands)
Change in benefit obligation
Benefit obligation at January 1	$67,068	$61,175	$31,791	$33,964
Service cost	1,865	2,089	355	357
Interest cost	4,299	4,222	2,447	2,377
Actuarial (gain) loss	3,312	2,869	7,744	2,370
Benefits paid from plan assets	(4,033)	(3,287)	—	—
Benefits paid from corporate assets, net of participant contributions	—	—	(2,304)	(1,667)
Special termination benefits	652	—	—	—
Plan amendments	(332)	—	—	(5,610)

Benefit obligation at December 31	$72,831	$67,068	$40,033	$31,791

Change in plan assets
Fair value of plan assets at January 1	$49,410	$53,930	$19,375	$21,964
Actual return on plan assets	7,782	(5,458)	3,099	(2,589)
Company contributions	1,777	4,225	—	—
Benefits paid from plan assets	(4,033)	(3,287)	—	—

Fair value of plan assets at December 31	$54,936	$49,410	$22,474	$19,375

Reconciliation of funded status of the plans
Funded (unfunded) status	$(17,895)	$(17,658)	$(17,559)	$(12,416)
Unrecognized net (gain) loss	21,919	22,643	7,325	1,456
Unrecognized prior service cost	211	661	(470)	(528)
Unrecognized net transition obligation	2	25	3,720	4,133
Additional minimum pension liability	(10,366)	(11,343)	—	—

Accrued benefit cost	$(6,129)	$(5,672)	$(6,984)	$(7,355)

Amounts recognized in statements of financial position consist of:
Prepaid benefit cost	$4,237	$5,671	$—	$—
Accrued benefit cost	—	—	(6,984)	(7,355)
Intangible asset	(355)	(761)	—	—
Accumulated other comprehensive income	(10,011)	(10,582)	—	—

Accrued benefit cost	$(6,129)	$(5,672)	$(6,984)	$(7,355)

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$45,961	$43,114	n/a	n/a
Accumulated benefit obligation	41,567	38,553	n/a	n/a
Fair value of plan assets	29,332	26,857	n/a	n/a
Additional information
Increase (decrease) in minimum liability included in other comprehensive income	$(572)	$8,349	n/a	n/a

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐	45

Assumptions. The following tables provide the assumptions used to determine the benefit obligation and the net periodic benefit cost for the Company’s pension plans and other postretirement benefit plans.

	Pension Benefits		Other Postretirement Benefits
Year Ended December 31,	2003	2002	2003	2002
(in thousands)
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected long-term rate of return on plan assets	8.50%	9.75%	8.50%	9.75%
Rate of compensation increase	4.00%	4.00%	n/a	n/a
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%	n/a	n/a
Assumed health care cost trend rate
Medical
Rate assumed for next year	n/a	n/a	6.60%	7.00%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year of ultimate trend rate	n/a	n/a	2008	2008
Prescription Drug
Rate assumed for next year	n/a	n/a	10.60%	12.00%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year of ultimate trend rate	n/a	n/a	2008	2008
Effect of a 1% increase in health cost trend rate
Effect on accumulated postretirement benefit obligation	n/a	n/a	$5,813	$4,352
Effect on aggregate of service and interest costs	n/a	n/a	$460	$426
Effect of a 1% decrease in health cost trend rate
Effect on accumulated postretirement benefit obligation	n/a	n/a	$(4,779)	$(3,602)
Effect on aggregate of service and interest costs	n/a	n/a	$(370)	$(345)

     The expected long-term rate of return on plan assets is established based on the Company’s expectations of asset returns for the investment mix in its plans (with some reliance on historical asset returns for the plans). The expected returns of various asset categories are blended to derive one long-term assumption.

46	☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

Plan Assets. The weighted-average asset allocations of the Company’s pension plans and its other postretirement benefit plans at December 31, 2003 and 2002 are presented in the following table:

	Percentage Allocation
	Pension Benefits		Other Postretirement Benefits
December 31,	2003	2002	2003	2002
Asset Category
Equity securities	62.4%	50.5%	59.7%	58.5%
Debt securities	24.7%	30.9%	36.7%	31.7%
Other	12.9%	18.6%	3.6%	9.8%

Total	100.0%	100.0%	100.0%	100.0%

     The Company has a target asset allocation of 70% equities and 30% debt instruments for the pension benefit plans. This does not include certain insurance contracts for retirees. Year-end pension contributions and cash held for retiree pension payments also impact the actual allocation compared to the target allocation. The other postretirement benefits have a target allocation of 60% equities and 40% debt and other instruments. The other instruments portion of this allocation consists of a life-insurance product.

     The primary goal of the Company’s retirement investment strategy is to ensure that pension and other postretirement liabilities are met. An emphasis is placed on the long-term characteristics of individual asset classes, and the benefits of diversification across multiple asset classes. The strategy incorporates an assessment of the proper long-term level of risk for the plans, considering factors such as the long-term nature of the plans’ liabilities, the current funded status of the plans, and the impact of asset allocation on the volatility and magnitude of the plans’ contributions and expense.

401(K) Plans and Profit Sharing Plans. The Company has defined contribution plans, commonly referred to as 401(k) plans, covering employees. Certain of the 401(k) plans contain provisions for Company matching contributions. The amount expensed for the Company match provisions was $1.1 million for 2003, 2002 and 2001.

     The Company has profit sharing plans covering the employees of certain of its businesses or divisions. Annual contributions are generally discretionary or determined by a formula, which contains minimum contribution requirements. Profit sharing expense was $0.6 million, $0.4 million and $0.3 million for 2003, 2002 and 2001, respectively.

NOTE 9. STOCK-BASED COMPENSATION

The Company has a long-term incentive plan providing for the issuance of up to 500,000 shares of non-qualified common stock options, adjusted for any subsequent stock dividends and stock splits. During 2000, the Company’s Board of Directors approved a second such plan that provides for the issuance of non-qualified stock options up to an amount not to exceed five percent of the total outstanding shares of the Company. The options are reserved for the executives and directors of the Company and are awarded based upon both the Company’s and individual’s performance. The options vest at the rate of 33 1/3% per year beginning one year after the date of grant and expire ten years after the grant date.

     The exercise price of all the options granted is equal to the average of the high and low market price on the options’ grant date. Both the number of options granted and the exercise price are adjusted accordingly for any stock dividends and stock splits occurring during the options’ life. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model and the weighted average assumptions shown in the table below.

	2003	2002	2001
Risk-free interest rate	2.91%	4.45%	4.92%
Dividend yield	8.21%	6.63%	5.86%
Volatility	41.81%	34.39%	29.42%
Average expected term (years)	5	5	5
Fair value of options granted	$0.52	$1.41	$2.57

SEMCO ENERGY, INC. AND SUBSIDIARIES ☐	47

The following table summarizes information concerning outstanding and exercisable options at December 31,2003.

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercisable Prices	Outstanding	Life in Years	Price ($)	Exercisable	Price ($)
$3.73 - $7.43	396,785	8.6	6.23	81,341	7.43
$9.99 - $14.26	305,475	6.1	13.32	247,470	13.12
$14.35 - $15.63	323,121	5.5	14.64	300,043	14.66
$15.95 - $17.14	152,354	2.3	16.64	152,354	16.64

	1,177,735			781,208

     There were 935,260 employee stock options available for grant at December 31, 2003. The following table shows the stock option activity during the past three years and the number of stock options exercisable under the Company’s plans at the end of each such year.

	Number	Weighted Average
	of Options	Exercise Price ($)
Outstanding at December 31, 2000	465,780	14.65
Granted	555,040	14.33
Exercised	(667)	11.94
Canceled	(71,404)	14.25
Outstanding at December 31, 2001	948,749	14.49
Granted	251,979	7.48
Exercised	—	—
Canceled	(61,510)	14.16
Outstanding at December 31, 2002	1,139,218	12.96
Granted	184,285	4.29
Exercised	—	—
Canceled	(145,768)	11.99
Outstanding at December 31, 2003	1,177,735	11.72

Exercisable at December 31, 2001	298,403	15.48
Exercisable at December 31, 2002	544,142	14.75
Exercisable at December 31, 2003	781,208	13.81

For further information regarding stock-based compensation, refer to the caption “Stock-Based Compensation” in Note 1 of the Notes to the Consolidated Financial Statements.

48	☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

NOTE 10. EARNINGS PER SHARE

The Company computes earnings per share (“EPS”) in accordance with SFAS 128, “Earnings per Share.” SFAS 128 requires the computation and presentation of two EPS amounts, basic and diluted. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to that of basic EPS except that the weighted average number of common shares outstanding is increased to include any shares that would be available if outstanding stock options and stock purchase contracts (“dilutive securities”) were exercised. The diluted EPS calculation excludes the affect of stock options when their exercise prices exceed the average market price of the Company’s common stock during the period. For the years ended December 31, 2002 and 2001, the diluted EPS calculation also excludes the affect of stock purchase contracts when their reference price exceeds the average market price of common stock during the period.

     The following table provides the computations of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001.

Years ended December 31,	2003	2002	2001
(in thousands, except per share amounts)
Basic earnings per share computation
Income (loss) from continuing operations	$(29,955)	$8,939	$(239)
Discontinued operations	—	10	(6,122)

Net income (loss) available to common shareholders	$(29,955)	$8,949	$(6,361)

Weighted average common shares outstanding - basic	22,297	18,472	18,106
Earnings per share - basic
Income (loss) from continuing operations	$(1.34)	$0.48	$(0.01)
Discontinued operations	—	0.00	(0.34)

Net income (loss) available to common shareholders	$(1.34)	$0.48	$(0.35)

Diluted earnings per share computation
Income (loss) from continuing operations	$(29,955)	$8,939	$(239)
Adjustments for effect of assumed conversions of FELINE PRIDES - dividends on trust preferred securities (a)	—	—	—

Adjusted income (loss) from continuing operations	(29,955)	8,939	(239)
Discontinued operations	—	10	(6,122)

Net income (loss) available to common shareholders	$(29,955)	$8,949	$(6,361)

Weighted average common shares outstanding - basic	22,297	18,472	18,106
Incremental shares from assumed conversions of:
FELINE PRIDES - stock purchase contracts (a) (b)	—	—	—
Stock options (a) (b)	—	21	—

Weighted average common shares outstanding - diluted (a) (b)	22,297	18,493	18,106
Earnings per share - diluted
Income (loss) from continuing operations	$(1.34)	$0.48	$(0.01)
Discontinued operations	—	0.00	(0.34)

Net income (loss) available to common shareholders	$(1.34)	$0.48	$(0.35)

(a)	For purposes of computing 2003 diluted earnings per share, approximately $5,681,000 of dividends on the Company’s 9% trust securities (“9% TPS”), which are a component of the FELINE PRIDES securities, were not removed from net loss from continuing operations and available to common shareholders. In addition, approximately 5,280,000 incremental common shares from the assumed failed remarketing and assumed retirement of the 9% TPS and approximately 20,000 incremental common shares from the assumed exercise of stock options were not added to average common shares outstanding. These adjustments were not made because their effect was antidilutive.

(b)	For purposes of computing 2001 diluted earnings per share, approximately 20,000 incremental common shares from the assumed exercise of stock options and approximately 590,000 incremental common shares from the stock purchase contracts, which are a component of the FELINE PRIDES, were not added to average common shares outstanding because their effect was antidilutive.

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐	49

NOTE 11. BUSINESS SEGMENTS

The Company follows SFAS 131,“Disclosure about Segments of an Enterprise and Related Information,” which specifies standards for reporting information about operating segments (“business segments”) in annual financial statements and requires selected information in interim financial statements. Business segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, to make decisions on how to allocate resources and to assess performance. The Company’s chief operating decision-making group is the Chief Executive Officer (“CEO”) and certain other executive officers who report directly to the CEO. The operating segments are organized and managed separately because each segment offers different products or services. The Company evaluates the performance of its business segments based on the operating income generated. Operating income does not include income taxes, interest expense, discontinued operations,and non-operating income and expense items.

     Under SFAS 131, an operating segment that does not exceed certain quantitative levels is not considered a reportable segment. Instead, the results of all segments that do not exceed the quantitative thresholds can be combined and reported as one segment and referred to as “all other.” The Company’s propane, pipelines and storage business segment and information technology services segment did not meet these quantitative thresholds and could have been grouped into the “all other” category. However, the Company has decided to voluntarily disclose information on these business segments.

     The Company currently operates four reportable business segments. They are gas distribution, construction services, information technology services, and propane, pipelines and storage. Refer to Note 1 of the Notes to the Consolidated Financial Statements for a brief description of each business segment and information on the impairment of the construction services segment’s goodwill and other assets. For information regarding the pending sale of a component of the gas distribution segment (Alaska Pipeline Company) and the decision to pursue the sale of the construction services segment, refer to Note 14 of the Notes to the Consolidated Financial Statements.

     The accounting policies of the Company’s four operating segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation (“Corporate and other”) of the segment information to the applicable line in the consolidated financial statements. Corporate and other includes corporate related expenses not allocated to segments, intercompany eliminations and results of other smaller operations.

50 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

Years Ended December 31,	2003	2002	2001
(in thousands)
Operating revenues
Gas distribution	$462,889	$365,273	$324,365
Construction services	83,484	119,254	126,205
Information technology services	9,000	9,618	10,275
Propane, pipelines and storage	7,915	7,058	7,443
Corporate and other (a)	(17,933)	(19,676)	(22,465)

Total consolidated revenues	$545,355	$481,527	$445,823

Depreciation and amortization
Gas distribution	$25,528	$25,342	$27,180
Construction services	7,745	8,049	7,504
Information technology services	684	586	397
Propane, pipelines and storage	985	931	1,008
Corporate and other	338	429	416

Total consolidated depreciation	$35,280	$35,337	$36,505

Operating income (loss)
Gas distribution	$59,222	$59,186	$50,337
Construction services	(28,487)	(2,437)	(1,374)
Information technology services	511	602	431
Propane, pipelines and storage	2,062	1,946	1,871
Corporate and other	(3,579)	(2,858)	(6,874)

Total consolidated operating income	$29,729	$56,439	$44,391

Capital investments
Gas distribution	$28,323	$29,972	$34,074
Construction services	1,003	3,001	14,855
Engineering services (b)	—	—	275
Information technology services	177	437	1,960
Propane, pipelines and storage	416	267	335
Corporate and other	247	1,300	3,945

Total consolidated capital investments	$30,166	$34,977	$55,444

Assets at year end
Gas distribution	$848,296	$793,107
Construction services	36,548	72,170
Information technology services	3,710	4,569
Propane, pipelines and storage	21,139	22,443
Corporate and other	41,526	35,414

Total consolidated assets at year end	$951,219	$927,703

(a)	Includes the elimination of intercompany construction service revenue of $11,084,000, $11,889,000 and $12,986,000 for 2003, 2002 and 2001, respectively. Includes the elimination of intercompany information technology revenue of $6,675,000, $7,620,000 and $9,349,000 for 2003, 2002 and 2001, respectively.

(b)	Effective December 2001, the Company began accounting for the engineering services segment as a discontinued operation. Accordingly, it’s operating results are segregated and reported as discontinued operations in the Consolidated Statements of Operations.

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐ 51

NOTE 12. INVESTMENTS IN AFFILIATES

The equity method of accounting is used for interests where the Company has significant influence, but does not control the entity. The Company has a 50% ownership interest in the Eaton Rapids Gas Storage System (“ERGSS”) that it accounts for using the equity method of accounting. The investment in ERGSS is reported in deferred charges and other assets in the Consolidated Statements of Financial Position. ERGSS provides natural gas storage services to the Company’s Gas Distribution Business. ERGSS had annual operating revenues associated with services provided to the Gas Distribution Business of $3.2 million, $3.2 million and $3.0 million in 2003, 2002 and 2001, respectively. The table below summarizes the financial information for ERGSS.

	2003	2002	2001
(in thousands)
Operating Revenues	$5,989	$5,791	$5,714
Operating income	$3,826	$3,718	$3,489
Net income	$2,964	$2,747	$2,379
The Company’s share of net income	$1,482	$1,374	$1,190

Current assets	$3,357	$2,647	$3,598
Non-current assets	21,755	23,491	20,552

Total assets	$25,112	$26,138	$24,150

Current liabilities	$5,078	$5,679	$3,332
Non-current liabilities	9,464	11,147	12,567
Equity	10,570	9,312	8,251

Total liabilities and equity	$25,112	$26,138	$24,150

The Company’s equity investment in ERGSS	$5,285	$4,656	$4,126

     On December 31, 2003, the Company deconsolidated its two capital trust subsidiaries in accordance with the requirements of FIN 46 and FIN 46R. The Company’s common equity investments in these trusts were $1.2 million at December 31, 2003. Refer to Note 4 of the Notes to the Consolidated Financial Statements for further information.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Capital Investments. The Company’s plans for expansion and improvement of its business properties are continually reviewed. Aggregate capital expenditures for property in 2004 are projected at approximately $35 million. The Company has no plans to incur additional expenditures for business acquisitions in 2004.

Lease Commitments. The Company leases buildings, vehicles and equipment. The resulting leases are classified as operating leases in accordance with SFAS 13, “Accounting for Leases.” A significant portion of the Company’s vehicles are leased. Leases on the majority of the Company’s new vehicles are for a minimum of twelve months. The Company has the right to extend each vehicle lease annually and to cancel the extended lease at any time. During 2002, the Company sold two of its buildings and leased these facilities back over the period January 2003 through September 2005 for normal operating purposes. The annual lease payments associated with these facilities amount to approximately $0.5 million.

     The Company’s future minimum lease payments that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2003 totaled $13.2 million consisting of (in millions):

2004	$1.7	2007	$1.2
2005	$1.3	2008	$1.1
2006	$1.2	Thereafter	$6.7

Total lease payments were approximately $2.7 million, $2.2 million and $2.5 million in 2003, 2002 and 2001, respectively. The annual future minimum lease payments are less than the lease payments incurred in 2001 through 2003 because most of the vehicle leases at December 31, 2003 were on a month-to-month basis and were subject to cancellation at any time. However, management expects to renew or replace substantially all leases.

52 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

Environmental Issues. Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. The Company owns seven Michigan sites, which formerly housed such manufacturing facilities and expects that it will ultimately incur investigation and remedial action costs at some of these sites. The Company has closed a related site with the approval of the appropriate environmental regulatory authority in the State of Michigan, and has developed plans and conducted preliminary field investigations at two other sites. The Company is also investigating two other sites which are not manufactured gas sites. One site is being actively remediated, while the other is in the investigative stage. The Company is in the process of estimating its liabilities and potential costs in connection with these sites, but the amounts of these estimates are not yet available. In accordance with an MPSC accounting order, any environmental investigation and remedial action costs will be deferred and amortized over ten years. Rate recognition of the related amortization expense will not begin until after a prudence review in a general rate case.

Personal Property Taxes. The Company and other Michigan utilities have asserted that Michigan’s valuation tables in effect prior to 2000 resulted in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (“STC”) are used to estimate the reduction in value of personal property based on the property’s age. In 1998, the Company began filing its personal property tax information with local taxing jurisdictions, using a revised calculation of the value of personal property subject to taxation. A number of local taxing jurisdictions accepted the revised calculation, and the Company recorded lower property tax expense in 1998 and subsequent years associated with the accepting taxing jurisdiction. The Company has also filed appeals to recover excess payments made in 1997 and subsequent years based on the revised calculation and recorded lower property tax expense as a result of the filings.

     In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are being used for current year assessments in most jurisdictions. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superceded tables.

     The Company will seek to apply the new tables retroactively and to ultimately settle the pending tax appeals related to prior periods. This is a solution supported by the STC in the past. The legal action, along with possible additional appeals by local taxing jurisdictions or negotiated settlements, may delay the time period for recovery and ultimately impact the amount of recovery. As of December 31, 2003, the Company had approximately $5. 2 million recorded in prepaid expenses in the Company’s Consolidated Statement of Financial Position for the Company’s estimated recovery of these prior year excess property tax payments.

Other Contingencies. In the normal course of business, the Company may be a party to certain lawsuits and administrative proceedings before various courts and government agencies. These lawsuits and proceedings may involve personal injury, property damage, contractual issues and other matters. Management cannot predict the ultimate outcome of any pending or threatening litigation or of actual or possible claims; however, management believes resulting liabilities, if any, will not have a material adverse impact upon the Company’s financial position or results of operations. Notwithstanding the above statement, in late March 2003 the Company was served a complaint in a putative class-action lawsuit alleging that the approximately 30 defendants, including SEMCO Energy and SEMCO Energy Ventures, Inc., engaged in practices that violated the Sherman Anti-Trust Act and tortuously interfered with the business of the plaintiffs. In October 2003, the plaintiff voluntarily dismissed this action in the jurisdiction in which the action was originally filed and gave the Company notice that it would refile the complaint in a different jurisdiction. In November 2003, the plaintiff filed a separate but similar lawsuit against SEMCO Energy Services, Inc. The Company is considering potential legal and factual defenses to these claims and intends to vigorously defend itself in this action. Although the Company cannot make assurances, management currently believes that this suit will not have a material adverse effect on its business or results of operations.

NOTE 14. DIVESTITURES, RESTRUCTURING AND DISCONTINUATION OF OPERATIONS

Decision to Pursue Sale of Construction Services Business Segment. In November 2003, the Company announced that its Board of Directors instructed management to pursue the sale of Construction Services. The Company began to actively market this business for sale during the first quarter of 2004. The Company anticipates that the proceeds of a sale will be used to strengthen the financial position of the Company by supporting the growth of the Gas Distribution Business through the funding of capital expenditures, or by paying down indebtedness. As of December 31, 2003, the book value of Construction Services’ assets was approximately $36.5 million. The $36.5 million in assets was comprised of $19.1 million of property and equipment, $17.3 million of current assets and $0.1 million of other assets. Construction Services also had approximately $2.0 million of current liabilities and $2.8 million of deferred tax liabilities at December 31, 2003.

     The planned sale of Construction Services was not accounted for as a discontinued operation in 2003 because, as of December 31, 2003, it did not meet all the recognition criteria of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company expects that it will meet the criteria to begin accounting for this business as a discontinued operation during the first quarter of 2004.

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐ 53

Definitive Agreement to Sell Alaska Pipeline Company. In September 2003, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Alaska Pipeline Company (“APC”), to Atlas Pipeline Partners, L.P. for $95 million. APC, which operates a natural gas transmission pipeline in Alaska, delivers natural gas from several producing fields in south central Alaska to ENSTAR Natural Gas Company’s distribution system. APC has no employees and ENSTAR is its only customer. APC is part of the Company’s Gas Distribution Business for segment reporting. Under the terms of the sale, ENSTAR will continue to purchase all of APC’s gas transmission capacity for at least 10 years under a proposed fixed-price contract and will continue to operate APC’s pipeline for a minimum of 5 years. There are no plans to change rates, the service offered, pipeline operations, customer service, gas supply, or staffing as a result of the sale. Under the terms of the proposed fixed-price contract noted above, the Company would assume the risk of future RCA actions, if any, to reduce APC’s tarriff rates below the amounts reflected in the proposed fixed-price contract. The sale is subject to approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval by the Regulatory Commission of Alaska and consents under various contracts. Proceeds of the sale will be used to reduce the Company’s outstanding debt obligations. The pending sale of APC does not qualify for accounting as a discontinued operation under SFAS 144. As of December 31, 2003, the book value of APC’s assets the Company expects to be part of a sale was approximately $89 million.

2001 Restructuring and Discontinuation of Engineering Operations. During the fourth quarter of 2001, the Company announced a redirection of its business strategy and began restructuring its corporate, business unit and operational structures. This involved the integration of the Company’s Michigan and Alaska gas distribution divisions and the closure of the Company’s Houston-based engineering and construction headquarters and related consolidation of administrative functions in Michigan. The redirection also involved the divestiture of the Company’s engineering services business and the ceasing of operations in certain regions of the construction business that were not likely to contribute to shareholder value in the near term.

     The Company recorded $6.1 million of restructuring and impairment charges in the fourth quarter of 2001 for the planned restructuring activities and the ceasing of operations in certain regions of its construction business. The charges are included in operating expenses in the Consolidated Statements of Operations and include severance expense, costs associated with terminating leases, writedowns of certain construction operations and other related expenses. There was no material adjustment to the restructuring and impairment charges during 2002.

     The activities of the Company’s engineering services business have been accounted for as a discontinued operation and, accordingly, the operating results and the loss on the disposal of this business segment are segregated and reported as discontinued operations in the Consolidated Statements of Operations. Operating losses, net of income taxes, from the discontinued operations were $1.1 million for 2001. In the fourth quarter of 2001, the Company recorded a loss of $5.0 million, net of income taxes, for the estimated loss the Company expected to incur on the disposal of its engineering business segment, including estimated losses from operations during the phase-out period. In November 2002, the Company sold its engineering services business. The sale resulted in a loss, net of income taxes, of $5.0 million, including actual operating losses during the phase-out period. There was a difference of $10,000 between the actual losses and the estimated losses, which is included in discontinued operations for 2002.

     Components of amounts reflected in the Consolidated Statements of Operations for the engineering services business are presented in the following table.

	2003	2002	2001
(in thousands)
Consolidated statements of operations data
Revenues	$—	$—	$12,247
Operating expenses	—	—	14,340
Operating loss	—	—	(2,093)
Other income	—	—	257
Income tax benefit	—	—	694

Loss from discontinued operations	$—	$—	$(1,142)

Gain (loss) on divestiture of discontinued operations, including losses during phase-out period, net of income tax (expense) benefit of $0, ($1,277) and $2,429	$—	$10	$(4,980)

54 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

NOTE 15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In the opinion of the Company, the following quarterly information includes all adjustments necessary for a fair statement of the results of operations for such periods. Earnings per share for each quarter is calculated based upon the weighted average number of shares outstanding during each quarter. As a result, adding the earnings per share for each quarter of a year may not equal annual earnings per share due to changes in shares outstanding throughout the year. Due to the seasonal nature of the Company’s gas distribution business, the results of operations reported on a quarterly basis show substantial variations.

Quarters	First	Second	Third	Fourth
(in thousands, except per share amounts)
2003
Operating revenues	$207,555	$100,514	$74,146	$163,140
Operating income (loss)	27,585	4,106	(20,756)	18,794
Income (loss) from continuing operations	10,674	(20,631)	(24,841)	4,843
Net income (loss) available to common shareholders	10,674	(20,631)	(24,841)	4,843
Earnings per share from income (loss) from continuing operations:
- basic	0.57	(1.09)	(1.07)	0.17
- diluted	0.57	(1.09)	(1.07)	0.17
Earnings per share from net income (loss) available to common shareholders:
- basic	0.57	(1.09)	(1.07)	0.17
- diluted	0.57	(1.09)	(1.07)	0.17
Dividends paid per share	0.125	0.125	0.075	0.075
Dividends declared per share	—	0.200	—	0.150
2002
Operating revenues	$155,911	$106,344	$72,768	$146,504
Operating income (loss)	28,501	10,592	(815)	18,161
Income (loss) from continuing operations	11,330	45	(7,014)	4,578
Net income (loss) available to common shareholders	11,330	45	(7,014)	4,588
Earnings per share from income (loss) from continuing operations:
- basic	0.62	0.00	(0.38)	0.25
- diluted	0.62	0.00	(0.38)	0.25
Earnings per share from net income (loss) available to common shareholders:
- basic	0.62	0.00	(0.38)	0.25
- diluted	0.62	0.00	(0.38)	0.25
Dividends paid per share	0.210	0.125	0.125	0.125
Dividends declared per share	—	0.250	—	0.250

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐ 55

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
of SEMCO Energy, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 16, 2004 appearing in Item 8 of this Form 10-K also included an audit of the financial statement schedules for the years ended December 31, 2003 and 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules for the years ended December 31, 2003 and 2002 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of SEMCO Energy, Inc. for the year ended December 31, 2001, was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on the financial statement schedule in their report dated February 7, 2002.

PricewaterhouseCoopers LLP
Detroit, Michigan
February 16, 2004

56 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP (Andersen). This report applies to supplemental Schedule II – Consolidated Valuation and Qualifying Accounts for the year ended December 31, 2001. This schedule was listed in prior years in item 14 (a) 2 of the Form 10-K. The footnote shown below was not part of the Andersen report.

To SEMCO Energy, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of SEMCO Energy, Inc. included in this Form 10-K, and have issued our report thereon dated February 7, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in item 14 (a) 2* is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Detroit, Michigan,
February 7, 2002

* The item number referenced above has been changes to Item 15 (a) 2.

SEMCO ENERGY, INC. AND SUBSIDIARIES ☐	57

SCHEDULE II

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions for	Deductions
		Provisions	From Reserve
	Balance	Charged or	for Purpose for	Balance
	Beginning	(Credited)	Which the Reserve	End
Description	of Period	to Income	Was Provided	of Period
	Year Ended December 31, 2003
Allowances for doubtful accounts deducted from receivables in the Statement of Financial Position	$1,909	$3,616	$3,138	$2,387
Reserves for restructuring costs included in current liabilities and deferred credits in the Statement of Financial Position	$1,093	$0	$815	$278
	Year Ended December 31, 2002
Allowances for doubtful accounts deducted from receivables in the Statement of Financial Position	$1,849	$1,152	$1,092	$1,909
Reserves for restructuring costs included in current liabilities and deferred credits in the Statement of Financial Position	$2,338	$0	$1,245	$1,093
Allowances and reserves for discontinued operations included in current liabilities in the Statement of Financial Position	$7,409	$(1,287)	$6,122	$0
	Year Ended December 31, 2001
Allowances for doubtful accounts deducted from receivables in the Statement of Financial Position	$1,436	$1,410	$997	$1,849
Reserves for restructuring costs included in current liabilities and deferred credits in the Statement of Financial Position	$0	$2,338	$0	$2,338
Allowances and reserves for discontinued operations included in current liabilities in the Statement of Financial Position	$0	$7,409	$0	$7,409

58	☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In May 2002, the Company’s Board of Directors voted to discontinue using Arthur Andersen LLP (“Andersen”) to audit the Company’s financial statements for the year ending December 31, 2002. The Company previously retained Andersen to review their financial statements for the quarter ended March 31, 2002. In May 2002 the Company engaged PricewaterhouseCoopers LLP to audit its financial statements for the year ending December 31, 2002. During 1999, 2000 and 2001 there were no disagreements or “reportable events” as described in Item 304(a)(1)(iv) and (v) of Regulation S-K between the Company and Andersen.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the review of the disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company that is required to be included in the periodic SEC filings.

Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the captions “Information About Nominees, Directors and Executive Officers” and “Committees of the Board of Directors and Meeting Attendance” in the Company’s definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company’s May 24, 2004 Annual Meeting of Common Shareholders is incorporated by reference herein. In February 2003, the Company’s Board of Directors adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of the Company’s employees (including the Company’s officers), directors, affiliates, agents, consultants, advisors and representatives. The Company did have a Code of Ethics in place prior to February 2003, but expanded the information provided into a handbook on conduct and ethics that would be better understood by those required to abide by it. The Company’s Code of Ethics handbook is filed with this 10-K as Exhibit No. 99.2.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the caption “Compensation of Executive Officers and Directors” and “Committees of the Board of Directors and Meeting Attendance” in the Company’s definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company’s May 24, 2004 Annual Meeting of Common Shareholders is incorporated by reference herein. There are no compensation committee interlocks or insider participation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Stock Outstanding and Voting Rights” in the Company’s definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company’s May 24, 2004 Annual Meeting of Common Shareholders is incorporated by reference herein. Information regarding the Company’s equity compensation plans, including plans approved by security holders and plans not approved by security holders, appearing under the caption “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company’s May 24, 2004 Annual Meeting of Common Shareholders is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “Employment and Related Agreements” in the Company’s definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company’s May 24, 2004 Annual Meeting of Common Shareholders is incorporated by reference herein.

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐	59

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Independent Public Accountants” in the Company’s definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company’s May 24, 2004 Annual Meeting of Common Shareholders is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1	Financial statements filed as part of this report are listed in the index included in Item 8 of this Form 10-K, and reference is made thereto.

(a)	2	Financial statement schedules filed as part of this report are listed in the index included in Item 8 of this Form 10-K, and reference is made thereto.

(a)	3	Exhibits, including those incorporated by reference, are included in the list of exhibits below.

(b)		Reports on Form 8-K. The Company filed the following Form 8-K Reports during the fourth quarter of 2003: (1) report filed on November 12, 2003 to announce its third quarter 2003 results and intention to sell its construction services business; (2) report filed on December 8, 2003 to announce the resignation of its Chairman, President and CEO and naming an interim President and CEO; and (3) report filed on December 12, 2003 to announce the private placement of $50 million in aggregate principal amount of its 7.25% senior unsecured notes due 2013.

(c)		The exhibits filed herewith are identified in Item 15(a) 3 above.

(d)		The financial statement schedules filed herewith are identified under Item 15(a) 2 above.

EXHIBITS, INCLUDING THOSE INCORPORATED BY REFERENCE

Filed
Exhibit			By
No.	Description	Herewith	Reference
3.1	Articles of Incorporation of SEMCO Energy, Inc., as restated June 25, 1999.(d)		x

3.2	Bylaws – last revised February 19, 2004.	x

4.1	Rights Agreement dated as of April 15, 1997 with Continental Stock Transfer & Trust Company, as Rights Agent.(b)		x

4.2	Form of Indenture relating to Senior Debt Securities dated as of _____1, 1998, with Bank One Trust Company (formerly NBD Bank) as Trustee.(c)		x

4.3	First Supplemental Indenture relating to Senior Debt Securities dated as of June 16, 2000, with Bank One Trust Company as Trustee.(e)		x

4.4	Second Supplemental Indenture relating to Senior Debt Securities dated as of June 29, 2000, with Bank One Trust Company as Trustee.(e)		x

4.5	Indenture relating to Subordinated Debentures dated as of April 19, 2000, with Bank One Trust Company, Trustee.(f)		x

4.6	First Supplemental Indenture relating to Subordinated Debentures dated as of April 19, 2000, with Bank One Trust Company, as Trustee.(f)		x

4.7	Credit Agreement dated as of June 25, 2002, among SEMCO Energy, Inc. as Borrower, various financial institutions, Standard Federal Bank N.A. as Agent and Arranger, Keybank National Association as Syndication Agent and U.S. Bank, N.A. and National City Bank of Michigan/Illinois as Documentation Agents.(k)		x

60 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

Filed
Exhibit			By
No.	Description	Herewith	Reference
4.8	First Amendment to Credit Agreement dated as of May 21, 2003 among SEMCO Energy, Inc. as Borrower, various financial institutions, Standard Federal Bank N.A. as Agent and Arranger, Keybank National Association as Syndication Agent and U.S. Bank, N.A. and National City Bank of Michigan/Illinois as Documentation Agents.(l)		x

4.9	Second Amendment to Credit Agreement dated as of September 30, 2003 among SEMCO Energy, Inc. as Borrower, various financial institutions, Standard Federal Bank N.A. as Agent and Arranger, Keybank National Association as Syndication Agent and U.S. Bank, N.A. and National City Bank of Michigan/Illinois as Documentation Agents.(l)		x

4.10	Third Amendment to Credit Agreement dated as of October 15, 2003 among SEMCO Energy, Inc. as Borrower, various financial institutions, Standard Federal Bank N.A. as Agent and Arranger, Keybank National Association as Syndication Agent and U.S. Bank, N.A. and National City Bank of Michigan/Illinois as Document Agents.(l)		x

4.11	Fourth Amendment to Credit Agreement dated as of December 12, 2003 among SEMCO Energy, Inc. as Borrower, various financial institutions and Standard Federal Bank N.A. as Agent.(m)		x

4.12	Fifth amendment to Credit Agreement dated as of February 27, 2004 among SEMCO Energy, Inc. as Borrower, various financial institutions and Standard Federal Bank N.A. as Agent.	x

4.13	Indenture, dated as of May 15, 2003, between SEMCO Energy, Inc. and Fifth Third Bank, relating to SEMCO Energy, Inc.’s 7 3/4% Senior Notes due 2013.(l)		x

4.14	Indenture, dated as of May 21, 2003, between SEMCO Energy, Inc. and Fifth Third Bank, relating to SEMCO Energy, Inc.’s 7 1/8% Senior Notes due 2008.(l)		x

4.15	Registration Rights Agreement, dated as of May 15, 2003, by and among SEMCO Energy, Inc. and the parties listed therein.(l)		x

4.16	Registration Rights Agreement, dated as of December 17, 2003, by and between SEMCO Energy, Inc. and Credit Suisse First Boston LLC.(m)		x

10.1	Short-Term Incentive Plan as amended June 10, 1999.(d)		x

10.2	1997 Long-Term Incentive Plan.(a)		x

10.3	Amendment (dated August 10, 2001) to Employment Agreement with William L. Johnson.(i)		x

10.4	Executive Security Agreement.(g)		x

10.5	Split-Dollar Agreement.(g)		x

10.6	Form of Change in Control Agreement (for certain officers).(f)		x

10.7	Form of Change of Control Employment Agreement dated as of March 1, 2000 (for certain officers).(f)		x

10.8	Executive Security Trust.(g)		x

10.9	Stock Option Plan of 2000.(h)		x

10.10	Deferred Compensation and Stock Purchase Plan for Non-Employee Directors revised December 13, 2001.(j)		x

10.11	Stock Grant Plan for Non-Employee Directors adopted August 23, 2001.(j)		x

10.12	Employment Agreement dated as of June 1,2001 with Marcus Jackson.(j)		x

10.13	Separation Agreement and Release dated as of December 2, 2003 with Marcus Jackson.(m)		x

10.14	Purchase Agreement, dated as of December 12, 2003, by and between SEMCO Energy, Inc. and Credit Suisse First Boston LLC.(m)		x

12	Ratio of Earnings to Fixed Charges.	x

21	Subsidiaries of the Registrant.	x

23	Consent of Independent Public Accountants.	x

24	Power of Attorney.	x

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐ 61

Filed
Exhibit			By
No.	Description	Herewith	Reference
31. 1	CEO Certification as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x

31. 2	CFO Certification as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x

32. 1	CEO Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

32. 2	CFO Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

99. 1	Proxy Statement with respect to the Company’s 2004 Annual Meeting of Common Shareholders. (n)		x

99. 2	Code of Business Conduct and Ethics approved February 20, 2003	x

KEY TO EXHIBITS INCORPORATED BY REFERENCE

(a)	Filed March 6, 1997 as part of SEMCO Energy, Inc.’s 1997 Proxy Statement, dated March 7, 1997, File No. 0-8503.

(b)	Filed with SEMCO Energy, Inc.’s Form 10-K for 1996, dated March 27, 1997, File No. 0-8503.

(c)	Filed with SEMCO Energy, Inc.’s Registration Statement, Form S-3, Nos. 333-58715 and 333-58715-01, filed July 8, 1998.

(d)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended June 30, 1999, File No. 0-8503.

(e)	Filed with SEMCO Energy, Inc.’s Form 8-K dated July 26, 2000, File No. 001-15565.

(f)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended March 31, 2000, File No. 001-15565.

(g)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended September 30, 2000.

(h)	Filed with SEMCO Energy, Inc.’s Form 10-K for 2000, dated March 30, 2001, File No. 001-15565.

(i)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-15565.

(j)	Filed with SEMCO Energy, Inc.’s Form 10-K for 2001, dated March 27, 2002, File No. 001-15565.

(k)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended June 30, 2002, File No. 001-15565.

(l)	Filed with SEMCO Energy, Inc.’s Registration Statement, Form S-4, No. 333-107200, filed July 21, 2003.

(m)	Filed with SEMCO Energy, Inc.’s Registration Statement, Form S-4, No. 333-111872, filed January 13, 2004.

(n)	Filed on or about April 13, 2004, pursuant to Rule 14a-6 of the Exchange Act, File No. 001-15565.

62 ☐	SEMCO ENERGY, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMCO ENERGY,INC.

Date: March 4, 2004	By /s/ Eugene N. Dubay

Eugene N. Dubay
Interim President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Eugene N. Dubay Eugene N. Dubay	Interim President and Chief Executive Officer	March 4, 2004

/s/John E. Schneider John E. Schneider	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2004

/s/John M. Albertine* John M. Albertine	Director	March 4, 2004

/s/Edward J. Curtis* Edward J. Curtis	Director	March 4, 2004

/s/John T. Ferris* John T. Ferris	Director	March 4, 2004

/s/Michael O. Frazer* Michael O. Frazer	Director	March 4, 2004

/s/John R. Hinton* John R. Hinton	Director and Chairman	March 4, 2004

/s/Harvey I. Klein* Harvey I. Klein	Director	March 4, 2004

/s/Frederick S. Moore* Frederick S. Moore	Director	March 4, 2004

/s/Thomas W. Sherman* Thomas W. Sherman	Director	March 4, 2004

/s/Edith A. Stotler* Edith A. Stotler	Director	March 4, 2004

/s/Donald W. Thomason* Donald W. Thomason	Director	March 4, 2004
*By /s/Eugene N. Dubay Eugene N. Dubay		March 4, 2004
Attorney-in-fact

SEMCO ENERGY, INC. AND SUBSIDIARIES	☐ 63