Form 10-Q
period 2004-03-31
SEMCO ENERGY INC
filed 2004-05-07
CIK 277158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The number of outstanding shares of the Registrant’s common stock as of April 30, 2004:  28,201,985

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections of the registrant, SEMCO Energy, Inc. (the “Company”). Statements that are not historical facts, including without limitation, statements about the Company’s outlook, beliefs, plans, goals, and expectations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negatives of these terms or variations of them or similar terminology. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, the Company cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following:

  the effects of weather and other natural phenomena;

  the economic climate and growth in the geographical areas where the Company does business;

  the capital intensive nature of the Company’s business;

  increased competition within the energy industry as well as from alternative forms of energy;

  the timing and extent of changes in commodity prices for natural gas and propane;

  the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates;

  the Company’s ability to bid on and win construction contracts;

  the impact of energy prices and economic conditions on the amount of projects and business available to the Company’s construction services business;

  the nature, availability and projected profitability of potential investments available to the Company;

  the Company’s ability to successfully complete its current capital raising program, remain in compliance with its debt covenants and accomplish its financing objectives in a timely and cost-effective manner;

  the Company’s ability to consummate planned divestitures of certain of its businesses and to receive sales proceeds that are not significantly different than current expectations; and

  the Company’s ability to effectively execute its strategic plan.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

OPERATING REVENUES
Gas sales	$193,668	$181,516	$440,087	$394,948
Gas transportation	9,286	8,184	28,839	25,576
Construction services	-	-	-	-
Other	4,830	4,953	17,160	14,254

	207,784	194,653	486,086	434,778

OPERATING EXPENSES
Cost of gas sold	150,051	137,159	321,811	278,798
Operations and maintenance	16,688	16,293	65,546	55,734
Depreciation and amortization	6,872	7,014	27,306	27,358
Property and other taxes	3,025	2,700	11,065	10,668

	176,636	163,166	425,728	372,558

OPERATING INCOME	31,148	31,487	60,358	62,220

OTHER INCOME (DEDUCTIONS)
Interest expense	(11,620)	(7,647)	(43,658)	(30,226)
Debt exchange and extinguishment costs	-	-	(24,030)	-
Other	767	736	2,185	2,443

	(10,853)	(6,911)	(65,503)	(27,783)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	20,295	24,576	(5,145)	34,437

INCOME TAX (EXPENSE) BENEFIT	(7,576)	(8,942)	1,446	(13,294)

Minority Interest - Dividends on company obligated mandatorily redeemable trust preferred securities of subsidiaries holding solely debt securities of SEMCO Energy, Inc., net of income tax benefit of $0, $1,158, $1,158 and $4,631	-	(2,150)	(2,150)	(8,601)

INCOME FROM CONTINUING OPERATIONS	12,719	13,484	(5,849)	12,542

DISCONTINUED OPERATIONS
Loss from construction services operations, net of income tax benefit of $1,051, $1,546, $6,867 and $3,549	(1,976)	(2,810)	(24,037)	(4,259)
Estimated loss on divestiture of construction services operations, net of income tax benefit of $700, $0, $700 and $0	(2,800)	-	(2,800)	-
Loss on divestiture of engineering services operations, net if income tax expense of $0, $0, $0 and $1,276	-	-	-	10

NET INCOME (LOSS)	7,943	10,674	(32,686)	8,293

DIVIDENDS ON CONVERTIBLE PREFERENCE STOCK	62	-	62	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$7,881	$10,674	$(32,748)	$8,293

EARNINGS PER SHARE - BASIC
Income from continuing operations	$0.45	$0.72	$(0.24)	$0.67
Discontinued operations	$(0.17)	$(0.15)	$(1.09)	$(0.22)
Net income (loss) available to common shareholders	$0.28	$0.57	$(1.33)	$0.45

EARNINGS PER SHARE - DILUTED
Income from continuing operations	$0.44	$0.72	$(0.24)	$0.67
Discontinued operations	$(0.17)	$(0.15)	$(1.09)	$(0.22)
Net income (loss) available to common shareholders	$0.28	$0.57	$(1.33)	$0.45

DIVIDENDS DECLARED PER SHARE	$-	$-	$0.35	$0.50

AVERAGE COMMON SHARES OUTSTANDING - BASIC	28,117	18,779	24,609	18,587
AVERAGE COMMON SHARES OUTSTANDING - DILUTED	28,773	18,779	24,609	18,587

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
(In thousands)

	March 31,	December 31,
	2004	2003

	(Unaudited)

CURRENT ASSETS
Cash and temporary cash investments	$20,914	$2,683
Restricted cash	1,426	200
Receivables, less allowances of $2,827 and $2,387	48,899	49,633
Accrued revenue	33,599	45,213
Gas in underground storage, at average cost	15,951	59,029
Prepaid expenses	18,175	22,770
Regulatory asset - gas charges recoverable from customers	-	6,261
Materials and supplies, at average cost	5,366	4,681
Accumulated deferred income taxes	2,605	2,605
Other	2,024	2,415
Assets of a disposal group held for sale	22,150	-

	171,109	195,490

PROPERTY, PLANT AND EQUIPMENT
Gas distribution	668,253	661,927
Diversified businesses and other	39,280	88,589

	707,533	750,516
Less - accumulated depreciation	163,268	187,982

	544,265	562,534

DEFERRED CHARGES AND OTHER ASSETS
Goodwill	143,435	143,435
Unamortized debt expense	15,581	16,200
Regulatory assets	14,292	14,712
Note receivable	7,683	7,539
Other	12,878	11,309

	193,869	193,195

TOTAL ASSETS	$909,243	$951,219

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

LIABILITIES AND CAPITALIZATION
(In thousands)

	March 31,	December 31,
	2004	2003

	(Unaudited)

CURRENT LIABILITIES
Notes payable	$-	$82,034
Accounts payable	18,281	18,998
Customer advance payments	7,179	17,323
Accrued interest	11,761	5,061
Regulatory liability - amounts payable to customers	7,082	5,222
Other	10,645	11,422
Liabilities of a disposal group held for sale	1,601	-

	56,549	140,060

DEFERRED CREDITS AND OTHER LIABILITIES
Regulatory liabilities	56,255	55,681
Accumulated deferred income taxes	30,237	26,679
Customer advances for construction	13,837	15,141
Pension and other postretirement costs	9,377	8,612
Other	1,231	1,621

	110,937	107,734

LONG-TERM DEBT	530,259	529,007

SERIES B CONVERTIBLE PREFERENCE STOCK, $1 PAR VALUE, 70,000 SHARES AUTHORIZED; 31,000 SHARES OUTSTANDING	27,643	-

COMMON SHAREHOLDERS' EQUITY
Common stock - $1 par value; 40,000,000 shares authorized; 28,175,647 and 28,059,438 shares outstanding	28,176	28,059
Capital surplus	216,218	214,779
Accumulated other comprehensive income (loss)	(6,972)	(6,972)
Retained earnings (deficit)	(53,567)	(61,448)

	183,855	174,418

TOTAL LIABILITIES AND CAPITALIZATION	$909,243	$951,219

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net income (loss) available to common shareholders	$7,881	$10,674	$(32,748)	$8,293
Adjustments to reconcile net income available to common shareholders to net cash provided by (used for) operating activities:
Depreciation and amortization	6,872	7,014	27,306	27,358
Depreciation and amortization in discontinued operations	435	2,059	6,208	8,417
Amortization of debt costs and debt basis adjustments included in interest expense	894	69	3,194	238
Accumulated deferred income taxes and investment tax credit	3,559	5	(7,294)	3,335
Non-cash dividends on preference stock	62	-	62	-
Non-cash impairment charges	-	-	20,474	(1,732)
Estimated loss on sale of discontinued operations	3,500	-	3,500	-
Debt exchange and extinguishment costs	-	-	24,030	-
Changes in operating assets and liabilities and other
Receivables, net	(5,302)	(8,017)	2,923	5,603
Accrued revenue	11,020	11,280	(4,716)	(1,589)
Prepaid expenses	4,143	6,260	(1,438)	(2,444)
Materials, supplies and gas in undergroung storage	42,203	23,704	(5,726)	(5,150)
Gas charges recoverable from customers	6,261	(9,898)	12,098	(10,320)
Accounts payable	236	9,540	(24,586)	24,045
Customer advances and amounts payable to customers	(9,515)	(3,554)	(1,400)	(925)
Other	7,031	(408)	(3,880)	(8,927)

NET CASH PROVIDED BY OPERATING ACTIVITIES	79,280	48,728	18,007	46,202

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Property additions - gas distribution	(6,899)	(4,675)	(30,547)	(27,640)
Property additions - diversified businesses and other	(137)	(344)	(1,636)	(4,534)
Proceeds from property sales, net of retirement costs	200	292	1,591	4,241
Changes in restricted cash	(1,226)	(4)	(210)	(1,216)

NET CASH USED FOR INVESTING ACTIVITIES	(8,062)	(4,731)	(30,802)	(29,149)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Issuance of common stock and common stock warrants, net of expenses	1,554	940	3,943	3,335
Issuance of convertible preference stock, net of expenses	27,643	-	27,643	-
Net change in notes payable	(82,034)	(37,185)	(84,649)	(3,476)
Issuance of long-term debt, net of expenses	(145)	-	247,786	28,990
Repayment of long-term debt	(5)	(25)	(138,289)	(30,150)
Debt exchange and extinguishment costs	-	-	(24,030)	-
Payment of dividends on common stock	-	(2,339)	(5,896)	(9,280)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(52,987)	(38,609)	26,508	(10,581)

CASH AND TEMPORARY CASH INVESTMENTS
Net increase	18,231	5,388	13,713	6,472
Beginning of period	2,683	1,813	7,201	729

End of period	$20,914	$7,201	$20,914	$7,201

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   -   SIGNIFICANT ACCOUNTING POLICIES

SEMCO Energy, Inc. and its subsidiaries operate three reportable business segments: (1) gas distribution, (2) information technology services and (3) propane, pipelines and storage. The latter two segments are sometimes referred to together as the “diversified businesses.” Reference to “the Company” in this document means SEMCO Energy, Inc., SEMCO Energy, Inc. and its subsidiaries, individual subsidiaries or divisions of SEMCO Energy, Inc. or the business segments discussed above as appropriate in the context of the disclosure.
Under the rules and regulations of the Securities and Exchange Commission for Form 10-Q Quarterly Reports, certain footnotes and other financial statement information normally included in the year-end financial statements of the Company have been condensed or omitted in the accompanying unaudited financial statements. These financial statements prepared by the Company should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information in the accompanying financial statements reflects, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the information shown, subject to year-end and other adjustments, as later information may require.

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

DISCONTINUED OPERATIONS – In November 2003, the Company announced that its Board of Directors instructed management to pursue the sale of the Company’s construction services business. During the first quarter of 2004, the Company began accounting for its construction services business as a discontinued operation and has reclassified prior periods accordingly. For additional information, refer to Note 8.

GOODWILL AND GOODWILL IMPAIRMENT – Goodwill represents the excess of purchase price and related costs over the value assigned to the net identifiable assets of businesses acquired. The Company accounts for Goodwill under the provisions of Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. In conjunction with the requirements of these Statements, the Company ceased Goodwill amortization effective January 1, 2002.
The Company is also required to perform impairment tests on its goodwill annually or at any time when events occur which could impact the value of the Company’s business segments. If an impairment test of goodwill shows that the carrying amount of the goodwill is in excess of the fair value, a corresponding impairment loss would be recorded in the Consolidated Statements of Operations.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1   -   SIGNIFICANT ACCOUNTING POLICIES (Continued)

During 2003, it was determined that all of the goodwill associated with the Company’s construction services business ($17.6 million) was impaired. The $17.6 million before-tax charge for impairment of goodwill is reflected in the Company’s Consolidated Statements of Operations for the twelve-month period ending March 31, 2004, as part of the loss from the discontinued construction services operations.
The 2003 annual impairment tests were also performed for each of the Company’s other business units during the fourth quarter of 2003 and indicated that there was no impairment of goodwill. The 2004 annual impairment tests for the Company’s business units will be conducted during the fourth quarter of 2004.
The following table summarizes changes in the carrying amount of goodwill for the three month period ending March 31, 2004.

		Information	Propane
	Gas	Technology	Pipelines &
	Distribution	Services	Storage	Total
	Segment	Segment	Segment	Company

(in thousands)

Balance as of December 31, 2003	$140,227	$152	$3,056	$143,435
Impairment charge	-	-	-	-

Balance as of March 31, 2004	$140,227	$152	$3,056	$143,435

PROPERTY, PLANT AND EQUIPMENT IMPAIRMENT – In addition to the goodwill impairment test discussed above, during 2003, the Company’s Construction Services Business was also tested for impairment of long-lived assets under SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The long-lived assets were valued as part of an operating entity under the “held and used” model as prescribed in SFAS 144. As a result of this analysis, the Company recorded a $2.8 million before-tax charge in the third quarter of 2003 for the impairment of long-lived assets. The impairment charge is included in the Company’s Consolidated Statements of Operations for the twelve-month period ending March 31, 2004 as part of the loss from the discontinued construction services operations.

COMPREHENSIVE INCOME - The Company’s comprehensive income (loss) for the three and twelve months ended March 31, 2004 and March 31, 2003 is summarized in the following table.

	Three months ended		Twelve months ended
	March 31,		March 31,

	2004	2003	2004	2003

	(in thousands)

Net income (loss) available to common shareholders	$7,881	$10,674	$(32,748)	$8,293

Minimum pension liability adjustment, net of income tax benefit (expense) of $0, $0, $(200) and $2,922	-	-	372	(5,427)

Unrealized derivative gain (loss) on interest rate hedge from an investment in an affiliate	-	10	243	(103)

Total other comprehensive income (loss)	$7,881	$10,684	$(32,133)	$2,763

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1   -   SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK BASED COMPENSATION – The Company accounts for all stock options using the intrinsic value method provided for under the provisions and related interpretations of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company has chosen to account for these transactions under APB 25 for purposes of determining net income but must present the pro forma disclosures required by SFAS 123 as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure.” Under the intrinsic value method, there was no compensation expense associated with stock options for the three and twelve month periods ending March 31, 2004 and 2003, respectively. If compensation expense had been determined in a manner consistent with the provisions of SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below.

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Net income (loss), available to common shareholders (000's)
As reported	$7,881	$10,674	$(32,748)	$8,293
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	59	103	255	419

Pro forma	$7,822	$10,571	$(33,003)	$7,874

Earnings (loss) per share - basic
As reported	$0.28	$0.57	$(1.33)	$0.45
Pro forma	$0.28	$0.56	$(1.34)	$0.42
Earnings (loss) per share - diluted
As reported	$0.28	$0.57	$(1.33)	$0.45
Pro forma	$0.27	$0.56	$(1.34)	$0.42

NOTE 2   -   SHORT-TERM BORROWINGS AND CAPITALIZATION

SHORT-TERM BORROWINGS – The Company has a $125 million short-term bank credit facility, all of which is committed. The facility consists of a $69 million multi-year revolver, which expires in June 2005, and a $56 million 364-day facility, which expires in May 2004 and has a one-year term loan option. At March 31, 2004, there was approximately $3.9 million in letters of credit outstanding on the bank credit facility and approximately $121.1 million of the bank credit facility was unused. The Company expects to extend and renew the 364-day facility in the second quarter of 2004.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2   -   SHORT-TERM BORROWINGS AND CAPITALIZATION (Continued)

Covenants contained in the Company’s bank credit agreement require maintenance at the end of each calendar quarter of a minimum net worth of $215.0 million, adjusted annually by 10% of annual net income and certain issuances of common stock. In addition, the Company must maintain a fixed-charges coverage ratio of at least 1.33 through September 30, 2004 and 1.50 at the end of each calendar quarter thereafter, and a debt-to-capitalization ratio of less than 0.72 through March 31, 2004 and less than 0.65 at the end of each calendar quarter thereafter. As of March 31, 2004, the Company was in compliance with all debt covenants. Failure to comply with such covenants may result in a default with respect to the related debt and could lead to the acceleration of such debt or any instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. In such a case, there can be no assurance that the Company would be able to refinance or otherwise repay such indebtedness.
Net worth, as defined in the Company’s bank credit agreement, includes the Company’s common shareholders’ equity and the trust preferred securities issued by the capital trusts, which are discussed in Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2003 Form 10-K. Any goodwill and asset impairment charges that may be taken by Construction Services are excluded from common shareholders’ equity.
The fixed-charges coverage ratio, as defined in the Company’s bank credit agreement, represents a ratio of earnings to fixed charges. Under the agreement, “earnings” represents income (loss) before income taxes, interest expense, dividends on trust preferred securities, discontinued operations and certain other items. Also excluded from earnings are the debt exchange and extinguishment costs incurred in connection with the May 2003 issuance of $300 million of senior unsecured notes and all non-cash goodwill and asset impairment charges that may be taken by Construction Services. “Fixed charges,” under the agreement, represents interest expense, excluding dividends on trust preferred securities of the capital trusts or interest expense on the Company’s debt held by the capital trusts.
The debt-to-capitalization ratio requires the Company to maintain on the last day of each fiscal quarter a ratio of funded debt, defined as all debt having a final maturity of more than one year from the date of origin of such debt, all rentals due under all capitalized leases under which we are the lessee and off-balance sheet liabilities as defined in the bank credit agreement, plus an amount equal to the lowest 30-day average of short-term debt during the trailing twelve months less $10 million, to a measure of total capitalization that is the sum of the aggregate principal amount of such debt then outstanding and consolidated net worth.

LONG-TERM DEBT - In January 2004, the Company entered into an interest rate swap agreement with a financial institution in order to hedge $50 million of its $150 million 7 1/8% Notes due May 15, 2008. The swap agreement, which covers the Notes through maturity, effectively converts the fixed rate on the Notes to a floating rate of interest. On a semi-annual basis, the Company pays the counterparty a floating rate of interest based on LIBOR plus a spread of 375 basis points and receives payments based on a fixed rate of 7 1/8%. Refer to Note 3 for additional information.

CONVERTIBLE PREFERENCE STOCK AND STOCK WARRANTS - On March 19, 2004 the Company announced the private placement of up to $50 million of Convertible Preference Stock (“Preference Stock”) and common stock warrants to K-1 GHM, LLLP, an affiliate of private equity firm k1 Ventures Limited. The Company is issuing the securities in two tranches. The issuance of the initial tranche for $31 million occurred on March 19, 2004. This tranche included 31,000 shares of Preference Stock and warrants to purchase 905,565 shares of the Company’s common stock. The warrants are detachable and have an exercise price of $6.6257. The net proceeds (proceeds less issuance costs) from the first tranche amounted to approximately $28.6 million and were used to pay down short-term debt and invest in temporary cash investments. The portion of the net proceeds associated with the warrants is included in capital surplus in the common shareholders’ equity section of the Consolidated Statements of Financial Position.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2   -   SHORT-TERM BORROWINGS AND CAPITALIZATION (Continued)

The issuance of the remaining securities must be approved by the shareholders of the Company and must occur no later than June 30, 2004. This second tranche, if approved, would include 19,000 shares of Preference Stock and would be sold for $19 million.
The Company has authorized 70,000 shares of the Preference Stock with a par value of $1.00 per share. The Preference Stock is perpetual and is convertible into shares of the Company’s common stock at a conversion price of $6.6257 per share. If converted, the two tranches of Preference Stock would represent approximately 7.5 million shares, or 21%, of the Company’s outstanding common stock after giving effect to the conversion.
Non-cash dividends on the Preference Stock accrue at an annual rate of 6% for the first three years then increase annually by 1% to a maximum annual rate of 10%. Dividends are payable in additional shares of Preference Stock except that the holder of 10,000 or more shares of Preference Stock may elect, with respect to any dividend payment, to have the dividends payable in shares of the Company’s common stock. For dividends paid in shares of Preference Stock, such shares shall be valued at $1,000 per share. For dividends paid in shares of common stock, such shares shall be valued at the market value of the common stock for the 5 trading days immediately preceding the dividend payment date.
On April 20, 2004, the Company’s Board of Directors declared a quarterly stock dividend on the Preference Stock of 294.5 shares of additional Preference Stock. This dividend is payable on May 15, 2004 to Preference Stock shareholders of record at the close of business on April 30, 2004.

COMMON STOCK EQUITY – On April 20, 2004, the Company's Board of Directors declared a quarterly cash dividend of $0.075 per share on the Company’s common stock. The dividend is payable on May 15, 2004 to shareholders of record at the close of business on April 30, 2004.
In February 2004, the Company paid a quarterly cash dividend of $0.075 per share on its common stock. The total cash dividend was approximately $2.1 million of which $0.2 million was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan ("DRIP"). During the first quarter of 2004, the Company issued approximately 78,000 shares of Company common stock to meet the dividend reinvestment and stock purchase requirements of its DRIP participants. Also during the first quarter of 2004, the Company issued approximately 38,000 shares of its common stock to certain of the Company's employee benefit plans.
As previously discussed, in March 2004 detachable warrants to purchase 905,565 shares of common stock were issued in conjunction with the issuance of the Preference Stock. The net proceeds associated with the warrants, approximately $0.9 million, is included in capital surplus in the common shareholders’ equity section of the Consolidated Statements of Financial Position at March 31, 2004.

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
An affiliate, in which the Company has a 50% ownership interest, uses a floating to fixed interest rate swap agreement to hedge the variable interest rate payments on a portion of its long-term debt. This swap is designated as a cash flow hedge and the difference between the amounts paid and received under the swap is recorded as an adjustment to interest expense over the term of the agreement. The Company’s share of changes in the fair value of the swap are recorded in accumulated other comprehensive income until the swap is terminated. As a result of this interest rate swap agreement, the Company’s Consolidated Statements of Financial Position, at March 31, 2004 and December 31, 2003, reflected a $0.5 million reduction in the Company’s equity investment in the affiliate and in accumulated other comprehensive income.
In January 2004, the Company entered into an interest rate swap agreement in order to hedge one third of its $150 million 7 1/8% Senior Notes due May 15, 2008. This agreement also qualifies under the provisions of SFAS 133 as a fair value hedge. In accordance with SFAS 133, the Company’s Consolidated Statements of Financial Position at March 31, 2004 included an asset of $1.1 million and an increase in long-term debt of $1.1 million for this interest rate swap.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4   -   EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the three and twelve months ended March 31, 2004 and 2003 are as follows (in thousands except per share amounts):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Basic earnings per share computation
Income (loss) from continuing operations	$12,719	$13,484	$(5,849)	$12,542
Loss from discontinued operations	4,776	2,810	26,837	4,249

Net income (loss)	7,943	10,674	(32,686)	8,293
Dividends on convertible preference stock	62	-	62	-

Net income (loss) available to common shareholders	$7,881	$10,674	$(32,748)	$8,293

Weighted average common shares outstanding - basic	28,117	18,779	24,609	18,587

Earnings per share - basic
Income (loss) from continuing operations	$0.45	$0.72	$(0.24)	$0.67

Loss from discontinued operations	$0.17	$0.15	$1.09	$0.22

Net income (loss) available to common shareholders	$0.28	$0.57	$(1.33)	$0.45

Diluted earnings per share computation
Income (loss) from continuing operations	$12,719	$13,484	$(5,849)	$12,542
Adjustment for effect of assumed conversion of FELINE PRIDES - dividends on trust preferred securities (a)	-	-	-	-

Adjusted income (loss) from continuing operations	$12,719	$13,484	$(5,849)	$12,542
Loss from discontinued operations	4,776	2,810	26,837	4,249

Adjusted net income (loss)	$7,943	$10,674	$(32,686)	$8,293
Dividends on convertible preference stock	62	-	62	-

Adjusted net income (loss) available to common shareholders	$7,881	$10,674	$(32,748)	$8,293
Adjustment for effect of assumed conversions of convertible preference stock - dividends (a)	62	-	-	-

Adjusted net income (loss) available to common shareholders	$7,943	$10,674	$(32,748)	$8,293

Weighted average common shares outstanding - basic	28,117	18,779	24,609	18,587
Incremental shares from assumed conversions of:
Series B convertible preference stock (a)	623	-	-	-
FELINE PRIDES - stock purchase contracts (a)	-	-	-	-
Stock warrants	-	-	-	-
Stock options (a)	33	-	-	-

Diluted weighted average common shares outstanding	28,773	18,779	24,609	18,587

Earnings per share - diluted
Adjusted income (loss) from continuing operations	$0.44	$0.72	$(0.24)	$0.67

Loss from discontinued operations	$0.17	$0.15	$1.09	$0.22

Net income (loss) available to common shareholders	$0.28	$0.57	$(1.33)	$0.45

(a)  For purposes of computing diluted earnings per share for the twelve month period ending March 31, 2004, approximately $3,408,750 of dividends on the Company's 9% trust preferred securities ("9% TPS"), which were a component of the Company's previously outstanding FELINE PRIDES securities, and approximately $62,000 of dividends on the Company's Convertible Preference Stock were not removed from net loss from continuing operations and available to common shareholders. In addition, for the twelve month period ending March 31, 2004, approximately 153,822 incremental common shares from the assumed conversion of convertible preference stock, approximately 3,327,175 incremental common shares from the assumed failed remarketing of the 9% TPS and their related retirement, and approximately 1,389 incremental common shares from the assumed exercise of stock options were not added to average common shares outstanding. These adjustments were not made because their effect was antidilutive.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5   -   BUSINESS SEGMENTS

The Company operates three reportable business segments: (1) gas distribution; (2) information technology services; and (3) propane, pipelines and storage. The latter two segments are sometimes referred to together as the “Diversified Businesses.”
In November 2003, the Company announced that its Board of Directors instructed management to pursue the sale of the Company’s construction services business. During the first quarter of 2004, the Company began accounting for this business as a discontinued operation. As a result, the operating results of the construction services business are segregated and reported as discontinued operations in the Consolidated Statements of Operations. The construction services business is no longer considered one of the Company’s business segments and, therefore, prior period segment information has been reclassified to exclude the construction business. For further information, refer to Note 8.
For information regarding the pending sale of a component of the gas distribution segment (Alaska Pipeline Company) also refer to note 8. For information regarding the determination of reportable business segments, refer to Note 11 of the Notes to the Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K.
The Company’s gas distribution segment distributes and transports natural gas to approximately 277,000 customers in the state of Michigan and approximately 116,000 customers in the state of Alaska. The information technology service segment (“IT Services”) is headquartered in Michigan and provides IT infrastructure outsourcing services, and other IT services with a focus on mid-range computers, particularly the IBM I-Series (AS-400) platform. The propane, pipelines and storage segment sells more than four million gallons of propane annually to retail customers in Michigan’s upper peninsula and northeast Wisconsin and owns natural gas transmission and storage facilities in Michigan.
The accounting policies of the operating segments are the same as those described in Notes 1 and 11 of the Notes to the Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K, except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the Consolidated Financial Statements. Corporate and Other includes corporate related expenses not allocated to segments, intercompany eliminations and results of other smaller operations.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5   -   BUSINESS SEGMENTS (Continued)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(in thousands)
Operating revenues
Gas distribution	$204,493	$191,263	$476,119	$425,084
Information technology services	2,350	2,154	9,196	9,511
Propane, pipelines and storage	2,698	2,827	7,786	7,647
Corporate and other (a)	(1,757)	(1,591)	(7,015)	(7,464)

Total operating revenues	$207,784	$194,653	$486,086	$434,778

Operating income (loss)
Gas distribution	$30,231	$30,497	$58,956	$59,491
Information technology services	389	220	680	646
Propane, pipelines and storage	775	898	1,939	2,235
Corporate and other	(247)	(128)	(1,217)	(152)

Total operating income	$31,148	$31,487	$60,358	$62,220

Depreciation and amortization expense
Gas distribution	$6,455	$6,459	$25,524	$25,450
Information technology services	157	168	673	619
Propane, pipelines and storage	219	330	874	1,030
Corporate and other	41	57	235	259

Total depreciation and amortization expense	$6,872	$7,014	$27,306	$27,358

(a)  Includes the elimination of intercompany information technology services revenue of $1,710,000 and $6,836,000 for the three and twelve months ended March 31, 2004, respectively, and $1,549,000 and $7,299,000 for the three and twelve months ended March 31, 2003, respectively.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6   –   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the components of the Company’s net pension benefit and net other postretirement benefit costs:

	Pension Benefits
	Three Months Ended		Twelve Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(in thousands)
Components of net benefit cost
Service cost	$547	$466	$1,946	$2,033
Interest cost	1,093	1,075	4,317	4,241
Expected return on plan assets	(1,204)	(1,203)	(4,813)	(5,411)
Amortization of transition obligation	1	6	18	36
Amortization of prior service cost	24	30	112	152
Amortization of net loss	384	266	1,183	464

Net benefit cost	$845	$640	$2,763	$1,515

	Other Postretirement Benefits
	Three Months Ended		Twelve Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(in thousands)
Components of net benefit cost
Service cost	$105	$89	$371	$357
Interest cost	515	612	2,350	2,395
Expected return on plan assets	(462)	(412)	(1,697)	(1,948)
Amortization of transition obligation	24	103	334	795
Amortization of prior service cost	(72)	(15)	(116)	(15)
Amortization of net (gain) or loss	117	106	434	(309)
Amortization of regulatory asset	225	225	899	899

Net benefit cost	$452	$708	$2,575	$2,173

NOTE 7   -   COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS – Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. The Company owns seven Michigan sites, which formerly housed such manufacturing facilities and expects that it will ultimately incur investigation and remedial action costs at some of these sites. The Company has closed a related site with the approval of the appropriate environmental regulatory authority in the State of Michigan, and has developed plans and conducted preliminary field investigations at two other sites. The Company is also investigating two other sites, which are not manufactured gas sites. One site is being actively remediated, while the other is in the investigative stage. The Company is in the process of estimating its liabilities and potential costs in connection with these sites, but the amounts of these estimates are not yet available. In accordance with a Michigan Public Service Commission (“MPSC”) accounting order, any environmental investigation and remedial action costs will be deferred and amortized over ten years. Rate recognition of the related amortization expense will not begin until after a prudence review in a general rate case.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7   -   COMMITMENTS AND CONTINGENCIES (Continued)

OTHER – In the normal course of business, the Company may be a party to certain lawsuits and administrative proceedings before various courts and government agencies. These lawsuits and proceedings may involve personal injury, property damage, contractual issues and other matters. Management cannot predict the ultimate outcome of any pending or threatening litigation or of actual or of actual or possible claims; however, management believes resulting liabilities, if any, will not have a material adverse impact upon the Company’s financial position or results of operations. Notwithstanding the above statement, in late March 2003 the Company was served a complaint in a putative class-action lawsuit alleging that the approximately 30 defendants, including SEMCO Energy, Inc. and SEMCO Energy Ventures, Inc., engaged in practices that violated the Sherman Anti-Trust Act and tortuously interfered with the business of the plaintiffs. In October 2003, the plaintiff voluntarily dismissed this action in the jurisdiction in which the action was originally filed and gave the Company notice that it would refile the complaint in a different jurisdiction. In November 2003, the plaintiff filed a separate but similar lawsuit against SEMCO Energy Services, Inc. The Company is considering potential legal and factual defenses to these claims and intends to vigorously defend itself in this action. Although the Company cannot make assurances, management currently believes that this suit will not have a material adverse effect on its business or results of operations. Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Company’s 2003 Annual Form 10-K for further details regarding other commitments and contingencies.

NOTE 8 – DIVESTITURES AND DISCONTINUATION OF OPERATIONS

DEFINITIVE AGREEMENT TO SELL ALASKA PIPELINE COMPANY – In September 2003, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Alaska Pipeline Company (“APC”), to Atlas Pipeline Partners, L.P. (“Atlas”) for $95 million. APC, which operates a natural gas transmission pipeline in Alaska, delivers natural gas from several producing fields in south central Alaska to the Company's ENSTAR Natural Gas distribution system. APC has no employees and ENSTAR is its only customer. APC is part of the Company’s Gas Distribution Business for segment reporting. Under the terms of the sale, ENSTAR will continue to purchase all of APC’s gas transmission capacity for at least 10 years under a proposed fixed-price contract (“Special Contract”) and will continue to operate APC’s pipeline for a minimum of 5 years. There are no plans to change rates, the service offered, pipeline operations, customer service, gas supply, or staffing as a result of the sale. Under the terms of the proposed arrangement with Atlas, the Company would assume a risk of future actions by the Regulatory Commission of Alaska (“RCA”), if any, to reduce APC’s permissible rates below the amounts reflected in the Special Contract.  The sale is subject to approvals by the RCA and consents under various contracts.
Pursuant to the definitive agreement, in October 2003, the Company and Atlas filed an application with the RCA seeking its final order approving the transfer, the Special Contract and certain other elements of the transaction specified in the definitive agreement and in the application. Several other parties intervened in this proceeding before the RCA and, as a result of negotiations, on March 26, 2004, the Company, Atlas and the interveners submitted to the RCA a written Stipulation attaching a proposed final order (“PFO”), which the parties requested that the RCA enter in this matter. After a hearing, the RCA on April 20, 2004 issued an order on the Stipulation, which approved the transfer but which was not in the form of the requested PFO and did not on its face appear specifically to grant certain other approvals sought. The Company and Atlas have differing views as to the clarity and meaning of this order in the context of the proposed transaction and these required approvals, and on May 5, 2004 the Company filed a motion with the RCA seeking, on an expedited basis, clarification (or, in the alternative, reconsideration) of its order.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8   –   DIVESTITURES AND DISCONTINUATION OF OPERATIONS (Continued)

When the sale is consummated, proceeds from the sale are to be used to reduce the Company’s outstanding debt obligations. The pending sale of APC does not qualify for accounting as a discontinued operation under SFAS 144. As of March 31, 2004, the book value of APC’s assets the Company expects to be part of a sale was approximately $89 million.

DISCONTINUATION OF CONSTRUCTION SERVICES BUSINESS SEGMENT – The Company began actively marketing the construction services business for sale during the first quarter of 2004. As a result, the Company has begun accounting for the business as a discontinued operation and accordingly, the operating results and the estimated loss on the disposal of this business are segregated and reported as discontinued operations in the Consolidated Statements of Operations. Operating losses, net of income taxes, from the discontinued operations were $2 million and $24 million, respectively, for the three and twelve-month periods ending March 31, 2004 and $2.8 million and $4.3 million, respectively, for the three and twelve-month periods ending March 31, 2003. In the first quarter of 2004, the Company also recorded a loss of $2.8 million, net of income taxes, for the estimated loss the Company expects to incur on the disposal of the discontinued segment. In addition, the assets and liabilities of the discontinued segment have also been segregated and reported as separate line items in the current assets and current liabilities sections of the Consolidated Statement of Financial Position. The Company anticipates that the proceeds of a sale will be used to strengthen the financial position of the Company by supporting the growth of the Company’s gas distribution business through the funding of capital expenditures, or by paying down indebtedness.
Components of amounts reflected in the Consolidated Statements of Operations and the Consolidated Statements of Financial Position for the construction services business are presented in the following table.

Consolidated Statement of Income Data:
	Three Months Ended		Twelve Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(in thousands)

Revenues	$9,197	$12,902	$68,695	$98,393
Operating expenses	11,976	16,804	98,539	105,090

Operating loss	(2,779)	(3,902)	(29,844)	(6,697)
Other deductions	(248)	(454)	(1,060)	(1,111)
Income tax benefit	1,051	1,546	6,867	3,549

Loss from discontinued operations	$(1,976)	$(2,810)	$(24,037)	$(4,259)

Estimated loss on divestiture of discontinued operations, net of income taxes	$(2,800)	$-	$(2,800)	$-

Consolidated statements of financial position data
	March 31,	December 31,
	2004	2003

	(in thousands)

Current assets	$6,576	$11,151
Property, plant and equipment, net	15,447	19,174
Deferred charges and other assets, net	127	133
Current liabilities	(1,601)	(1,767)

Net assets of discontinued operations held for sale	$20,549	$28,691

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The Company had net income of $7.9 million (or $0.28 per share) for the three months ended March 31, 2004 compared to net income of $10.7 million (or $0.57 per share) for the three months ended March 31, 2003. During the first quarter of 2004, the Company began accounting for its construction services business as a discontinued operation and has reclassified prior periods accordingly. As a result, net income for the first quarter of 2004 and 2003 include net losses associated with discontinued operations of $4.8 million and $2.8 million, respectively. The losses from discontinued operations for the first quarter of 2004 include $2 million, net of income taxes, of operating losses from the discontinued construction operations and $2.8 million, net of income taxes, for the estimated loss the Company expects to incur on the disposal of the discontinued segment.
The Company had a net loss of $32.7 million (or $1.33 per share) for the twelve months ended March 31, 2004 compared to net income of $8.3 million (or $0.45 per share) for the twelve months ended March 31, 2003. Included in the net income (loss) for these periods are net losses associated with discontinued operations of $26.8 million and $4.2 million, respectively. The loss from discontinued operations for the twelve months ended March 31, 2004 includes $24 million of losses from the operations of the construction services business, net of income taxes, and the estimated loss of $2.8 million, net of income taxes, from the disposal of the discontinued segment, as previously discussed. The $24 million operating loss from discontinued operations reflects a $17.6 million charge ($15.6 million, net of taxes) for impairment of goodwill at the Company’s discontinued Construction Services business and a $2.8 million charge ($1.8 million, net of taxes) for the impairment of equipment, both of which were incurred in the third quarter of 2003. For further information on these charges, refer to Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2003 Form 10-K.
The Company’s income from continuing operations for the first quarter of 2004 was $12.7 million (or $0.44 per share) compared to $13.5 million (or $0.72 per share) for the first quarter of 2003. The $0.8 million decrease in income from continuing operations was primarily due to an increase in interest expense and a decrease in operating income, offset partially by a decrease in dividends on trust preferred securities.
The Company’s income from continuing operations for the twelve months ended March 31, 2004 was a loss of $5.8 million (or $0.24 per share) compared to income of $12.5 million (or $0.67 per share) for the twelve months ended March 31, 2003. The $18.4 million decrease in income from continuing operations was primarily due to an expense of $24 million ($15.6 million, net of taxes) incurred in the second quarter of 2003 for debt exchange and extinguishment costs, an increase in interest expense and a decrease in operating income, offset partially by a decrease in dividends on trust preferred securities. For further information on debt exchange and extinguishment costs, refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2003 Form 10-K.
All references to earnings per share in this Management's Discussion and Analysis are on a diluted basis. For information related to the calculation of diluted earnings per share, refer to Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements. Earnings per share were also impacted by the issuance of 8.74 million shares of common stock in August 2003 pursuant to stock purchase contracts, which were a component of the Company’s FELINE PRIDES securities. Refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2003 Form 10-K, for further information on the issuance of the 8.74 million shares of common stock.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

RESULTS OF OPERATIONS (Continued)

The Company operates three reportable business segments: (1) gas distribution; (2) information technology services; and (3) propane, pipelines and storage. The latter two segments are sometimes referred to together as the “Diversified Businesses.” Refer to Note 5 of the Condensed Notes to the Unaudited Consolidated Financial Statements for further information regarding business segments and a summary of operating revenues and operating income by business segment. In November 2003, the Company announced that its Board of Directors decided to pursue the sale of the Company’s construction services business. The Company began actively marketing the business for sale during the first quarter of 2004 and, as mentioned previously, began accounting for this business as a discontinued operation. In September 2003, the Company also entered into a definitive agreement to sell Alaska Pipeline Company, which is a component of the Company’s gas distribution segment, for $95 million. For further information regarding these items, refer to Note 8 of the Condensed Notes to the Unaudited Consolidated Financial Statements.
The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual income is earned during the first and fourth quarters of the year. Therefore, the Company's results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of results for a full year.
The business segment analyses and other discussions on the next several pages provide additional information regarding variations in operating results when comparing the three and twelve-month periods ended March 31, 2004 to the same periods of the prior year. The Company evaluates the performance of its business segments based on the operating income generated. Operating income does not include income taxes, interest expense, discontinued operations or other non-operating income and expense items. A review of the non-operating items follows the business segment discussions.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

RESULTS OF OPERATIONS (Continued)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(in thousands, except per share amounts)

Operating revenues	$207,784	$194,653	$486,086	$434,778
Operating expenses	176,636	163,166	425,728	372,558

Operating income	$31,148	$31,487	$60,358	$62,220
Other income (deductions)	(10,853)	(6,911)	(65,503)	(27,783)
Income tax (expense) credit	(7,576)	(8,942)	1,446	(13,294)
Minority interest - dividends on trust preferred securities, net of income tax	-	(2,150)	(2,150)	(8,601)

Income (loss) from continuing operations	$12,719	$13,484	$(5,849)	$12,542
Loss from discontinued operations, net of income taxes	(4,776)	(2,810)	(26,837)	(4,249)

Net income (loss)	$7,943	$10,674	$(32,686)	$8,293
Dividends on convertible preference stock	62	-	62	-

Net income (loss) available to common shareholders	$7,881	$10,674	$(32,748)	$8,293

Earnings per share - basic
Income (loss) from continuing operations	$0.45	$0.72	$(0.24)	$0.67
Net income (loss) available to common shareholders	$0.28	$0.57	$(1.33)	$0.45

Earnings per share - diluted
Income (loss) from continuing operations	$0.44	$0.72	$(0.24)	$0.67
Net income (loss) available to common shareholders	$0.28	$0.57	$(1.33)	$0.45

Average common shares outstanding - basic	28,117	18,779	24,609	18,587
Average common shares outstanding - diluted	28,773	18,779	24,609	18,587

THE IMPACT OF WEATHER

The Company’s largest business segment is natural gas distribution and, as a result, temperature fluctuations have a significant impact on operating results. The Company believes that information about the estimated impact on operating results of warmer or colder than normal temperatures is useful for fully understanding the Company’s gas distribution business. For further information about the estimated impact of warmer or colder than normal weather and how such information is calculated, refer to the Management’s Discussion and Analysis – Results of Operations section in Item 7 of the Company’s 2003 Form 10-K.
Temperatures during the first quarter of 2004 were colder than normal in both Alaska and Michigan by 0.9% and 2.5%, respectively. The Company has estimated that the variations from normal temperatures in Alaska and Michigan combined, increased net income by approximately $0.5 million during the first quarter of 2004.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

THE IMPACT OF WEATHER (Continued)

By comparison, during the first quarter of 2003, temperatures were 13.8% warmer than normal in Alaska and 10.9% colder than normal in Michigan. The Company has estimated that the variations from normal temperatures in Alaska and Michigan combined, increased net income by approximately $0.2 million during the first quarter of 2003.

GAS DISTRIBUTION

The Company’s gas distribution business segment consists of operations in Michigan and Alaska. The Michigan operation is sometimes referred to as “SEMCO Gas” and the Alaska operation is sometimes referred to as “ENSTAR.” These operations are referred to together as the “Gas Distribution Business.” As discussed previously, the Company has entered into a definitive agreement to sell Alaska Pipeline Company, which is a component of ENSTAR, for $95 million. For further information regarding the definitive agreement, refer to Note 8 of the Condensed Notes to the Unaudited Consolidated Financial Statements.
Operating income for the Gas Distribution Business was $30.2 million for the quarter ended March 31, 2004, compared to operating income of $30.5 million for the quarter ended March 31, 2003.

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(dollars in thousands)

Gas sales revenues	$193,668	$181,516	$440,087	$394,948
Cost of gas sold	150,051	137,159	321,811	278,798

Gas sales margin	$43,617	$44,357	$118,276	$116,150
Gas transportation revenue	9,286	8,184	28,839	25,576
Other operating revenue	1,539	1,563	7,193	4,560

Gross margin	$54,442	$54,104	$154,308	$146,286
Other operating expenses	24,211	23,607	95,352	86,795

Operating income	$30,231	$30,497	$58,956	$59,491

Volumes of gas sold (MMcf)	29,894	29,760	67,406	68,255
Volumes of gas transported (MMcf)	14,828	12,916	53,270	45,786

Number of customers at end of period	392,831	385,508	392,831	385,508
Degree Days
Alaska	4,031	3,431	9,984	9,014
Michigan	3,335	3,606	6,792	7,270
Percent colder (warmer) than normal
Alaska	.9%	(13.8)%	(2.3)%	(11.3)%
Michigan	2.5%	10.9%	.7%	8.3%

The amounts in the above table include intercompany transactions.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION (Continued)

GAS SALES MARGIN - During the three months ended March 31, 2004, gas sales margin decreased by approximately $0.7 million when compared to the same period in 2003. The decrease during the first quarter of 2004, when compared to the first quarter of 2003, was primarily due to changes in customer rates and gas costs savings, which reduced gas sales margin by approximately $1.2 million. This was offset partially by the addition of new customers, which increased gas sales margin by approximately $0.8 million. The remainder of the variance was due to other miscellaneous factors.
During the twelve months ended March 31, 2004, gas sales margin increased by $2.1 million when compared to the same period in 2003. The addition of new customers increased gas sales margin by approximately $2.1 million and changes in customer rates and gas cost savings increased gas sales margin by approximately $1.9 million. These items were partially offset by a reduction in customer gas consumption, which decreased gas sales margin by approximately $2.3 million. The remainder of the change in gas sales margin when comparing the twelve months ended March 31, 2004 to the twelve months ended March 31, 2003 was do to other miscellaneous factors.
Changes in customer rates and gas cost savings directly impact gas sales margin. Under the terms of a third-party natural gas supply and management agreement for the Company’s service area subject to the jurisdiction of the Battle Creek City Commission (“CCBC”), certain gas cost savings are passed through to the Company. The gas cost savings can vary from period to period. This gas supply and management agreement is in effect through March 31, 2005. A reduction in customer rates at ENSTAR was required by an Order issued by the Regulatory Commission of Alaska (“RCA”). The RCA Order was based on an RCA rate review. The rate reduction took effect in September 2002 and generally reduces annual gas sales margins at ENSTAR by approximately 3.6%. There was an increase in customer rates effective in May 2003, for customers located in the Company’s service areas regulated by the Michigan Public Service Commission (“MPSC”) (“MPSC Customers”). The rate increase for MPSC customers was the result of a settlement agreement reached with the MPSC. The settlement took effect May 3, 2003 and generally increases annual gas sales margins generated from MPSC Customers by approximately 4.8%. Rate designs were also changed in 2003 to include higher monthly fixed fees and lower volumetric fees. These rate design changes reduce weather risk and, when compared to the previous rate design, generally produce higher gas sales margins during the non-heating season and lower gas sales margins during the high-volume heating season.
Changes in customer gas consumption from one period to the same period of a prior year are attributable primarily to the impact of changes in temperatures between the periods. However, other factors including energy conservation by customers, the increasing use of more energy efficient gas furnaces and appliances and the addition of new energy efficient homes to the Company’s gas distribution system also contribute to changes in customer gas consumption. However, the impact on gas margin of these additional factors is believed to be fairly small from one period to the next.

GAS TRANSPORTATION REVENUE - For the three and twelve months ended March 31, 2004, gas transportation revenue increased by $1.1 million and $3.3 million, respectively, when compared to the same periods ended March 31, 2003. The primary reasons for these increases were increases in transportation volumes and rates for commercial transport customers, as well as an increase in transportation volumes for industrial transport customers.

OTHER OPERATING REVENUE – Other operating revenue for the three months ended March 31, 2004 when compared to the same period ending March 31, 2003, was essentially unchanged. Other operating revenue for twelve months ended March 31, 2004 was $7.2 million compared to $4.6 for the same period ended March 31, 2003. Approximately $1.7 million of the $2.6 million increase in other operating revenue for the twelve months ended March 31, 2004 was due to an increase in revenues from Norstar, the Company’s pipeline management subsidiary. The remainder of the increase was primarily due to an increase in miscellaneous service fee revenues and late payment fee revenues.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION (Continued)

OPERATING EXPENSES - Operating expenses of the Gas Distribution Business for the three months ended March 31, 2004 increased by $0.6 million when compared to the three months ended March 31, 2003. The increase was due primarily to a $0.2 million increase in property taxes, a $0.2 million increase in commercial insurance costs and a $0.1 million increase in uncollectible customer accounts.
Operating expenses for the twelve months ended March 31, 2004 increased by $8.6 million when compared to the twelve months ended March 31, 2003. The increase is comprised of an $8.1 million increase in operation and maintenance expense, a $0.4 increase in property taxes and a $0.1 million increase in depreciation expense. The increase in operation and maintenance expense is due primarily to increases in expenses at Norstar, employee wages, employee benefit costs, including pension, health care and retiree medical costs, commercial insurance costs and uncollectible customer accounts.

INFORMATION TECHNOLOGY SERVICES

The information technology services business (“IT Services”), under the Aretech Information Services name, provides IT infrastructure outsourcing services and other IT services with a focus on mid-range computers, particularly the IBM I-Series (AS-400) platform.

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(in thousands)

Operating revenues	$2,350	$2,154	$9,196	$9,511
Other operating expenses	1,961	1,934	8,516	8,865

Operating income	$389	$220	$680	$646

The amounts in the above table include intercompany transactions.

OPERATING REVENUES - Operating revenues for IT Services for the three months ended March 31, 2004 were $2.4 million compared to $2.2 million for the three months ended March 31, 2003. Operating revenues for the twelve months ended March 31, 2004 were $9.2 million, compared to $9.5 million for the twelve months ended March 31, 2003.
The increase in operating revenues of $0.2 million for the three months ended March 31, 2004 when compared to the same period ended March 31, 2003 was due primarily to additional services billed to non-affiliate customers. The decrease in operating revenues of $0.3 million for the twelve months ended March 31, 2004 when compared to the same period ended March 31, 2003 was due primarily to fewer services provided to affiliate customers and lower pass-through costs, offset partially by an increase in business with non-affiliate customers.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

INFORMATION TECHNOLOGY SERVICES (Continued)

OPERATING INCOME - Operating income for the three months ended March 31, 2004, when compared to the same period ending March 31, 2003, increased by $0.2 million. Operating income for the twelve months ended March 31, 2004, when compared to the same period ended March 31, 2003 was essentially unchanged. The increase for the three-month period ended March 31, 2004 was due primarily to the increased revenue discussed above and cost reductions as a result of consolidating certain operations in 2003.

PROPANE, PIPELINES AND STORAGE

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(in thousands)

Operating revenues	$2,698	$2,827	$7,786	$7,647
Operating expenses	1,923	1,929	5,847	5,412

Operating income	$775	$898	$1,939	$2,235

OPERATING REVENUES - The operating revenues of the Company's propane, pipelines and storage business for the three and twelve-month periods ended March 31, 2004 were $2.7 million and $7.8 million, respectively, compared to $2.8 million and $7.6 million, respectively, for the same periods ended March 31, 2003. The decrease of $0.1 million for the three months ended March 31, 2004 was due primarily to lower propane sales due to warmer temperatures in the Company’s propane distribution service area compared to 2003. The increase of $0.2 million for the twelve months ended March 31, 2004 was due primarily to higher propane distribution revenues due to an increase in the market price of propane, offset partially by lower volumes of propane sold due to warmer weather in the Company’s propane distribution service area.

OPERATING INCOME - Operating income from the propane, pipelines and storage business for the three and twelve months ended March 31, 2004 decreased by $0.1 million and $0.3 million, respectively, when compared to the same periods ending March 31, 2003. These decreases were due in part to lower volumes of propane sold due to warmer temperatures, and business tax refunds recorded in 2003 that did not recur in 2004. These items were offset partially by a decrease in depreciation expense.

OTHER INCOME AND DEDUCTIONS

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(in thousands)

Interest expense	$(11,620)	$(7,647)	$(43,658)	$(30,226)
Debt exchange and extinguishment costs	-	-	(24,030)	-
Other income	767	736	2,185	2,443

Total other income (deductions)	$(10,853)	$(6,911)	$(65,503)	$(27,783)

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OTHER INCOME AND DEDUCTIONS (Continued)

INTEREST EXPENSE - Interest expense for the three and twelve months ended March 31, 2004 increased by $4 million and $13.4 million, respectively, when compared to the same periods ended March 31, 2003. Contributing to these increases were the adoption during 2003 of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). Dividends on company-obligated mandatorily redeemable trust preferred securities (“trust preferred securities”) issued by the Company’s capital trusts and interest expense on the Company’s debt held by the capital trusts incurred after July 1, 2003 has been reflected in interest expense as a result of adopting these accounting standards. For the three months and twelve months ended March 31, 2004, this change accounts for $1.0 million and $4.2 million, respectively of the increase in interest expense. Prior to July 1, 2003, such expenses were reflected in “Minority Interest – Dividends on Trust Preferred Securities” in the Company’s Consolidated Statements of Operations. Refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2003 Form 10-K for further information regarding these accounting standards.
The remainder of the increase in interest expense was due primarily to higher levels of long-term debt and an increase in amortization of debt issuance costs due to the issuance of additional long-term debt in 2003, partially offset by the impact of lower levels of short-term bank borrowings. A higher portion of the Company’s outstanding debt during the three and twelve-month periods ended March 31, 2004 was long-term, which has a higher rate of interest than the Company’s short-term bank credit facility.

DEBT EXCHANGE AND EXTINGUISHMENT COSTS – For the twelve months ended March 31, 2004, the Company’s Consolidated Statements of Operations reflect $24 million of debt exchange and extinguishment costs. In the second quarter of 2003, the Company completed a refinancing of certain of its long-term debt through the issuance of new senior unsecured notes and the exchange and repurchase of existing notes. In connection with the repurchase of existing notes, the Company paid approximately $24 million for make-whole premiums or similar items.

OTHER INCOME - Other income for the three months ended March 31, 2004 was essentially unchanged when compared to the same period ended March 31, 2003. The $0.3 million decrease for the twelve months ended March 31, 2004, in comparison to the same period ended March 31, 2003, was due to the non-recurrence in 2003 of income from an engineering project completed by SEMCO Gas for a third-party in the third quarter of 2002, offset partially by higher equity earning from an investment in a gas storage partnership.

INCOME TAXES
Income tax expense (benefit) was $7.6 million and $(1.4) million, respectively, for the three and twelve months ended March 31, 2004 and $8.9 million and $13.3 million, respectively, for the same periods ended March 31, 2003. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes and minority interest.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

MINORITY INTEREST – DIVIDENDS ON COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARIES HOLDING SOLELY DEBT SECURITIES OF SEMCO ENERGY, INC., NET OF INCOME TAX

Dividends on trust preferred securities, net of income taxes, for the three and twelve-month periods ended March 31, 2004 decreased by $2.2 million and $6.5 million, respectively, when compared to the same period ended March 31, 2003. These decreases are the result of reflecting dividends on trust preferred securities incurred after July 1, 2003 in interest expense, as discussed above in the “Interest Expense” section.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS USED FOR INVESTING - The following table identifies capital investments for the three and twelve months ended March 31, 2004 and 2003:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(in thousands)
Capital investments:
Property additions - gas distribution	$6,899	$4,675	$30,547	$27,640
Property additions - diversified businesses and other	137	344	1,636	4,534

	$7,036	$5,019	$32,183	$32,174

The Company’s expenditures for property additions were approximately $7 million for the first three months of 2004. Expenditures for property additions during the remainder of 2004 are anticipated to be approximately $28 million.

CASH FLOWS PROVIDED BY OPERATIONS - Net cash provided by operating activities for the three and twelve months ended March 31, 2004, when compared to the same periods of the prior year, increased by $30.6 million and decreased by $28.2 million, respectively. The change in operating cash flows is influenced significantly by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments. The change in cash provided by operating activities is also impacted by changes in the operating results of the Company’s businesses.

CASH FLOWS PROVIDED BY FINANCING - Net cash provided by financing activities during the three and twelve-month periods ended March 31, 2004 decreased by $14.4 million and increased by $37.1 million, respectively, when compared to the same periods ended March 31, 2003.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(in thousands)

Cash provided by (used in) financing activities:
Issuance of common stock, net of expenses	$1,554	$940	$3,943	$3,335
Issuance of convertible preference stock, net of expenses	27,643	-	27,643	-
Net change in notes payable	(82,034)	(37,185)	(84,649)	(3,476)
Isuance of long-term debt, net of redemptions	(150)	(25)	109,497	(1,160)
Debt exchange and extinguishment costs	-	-	(24,030)	-
Payment of dividends on common stock	-	(2,339)	(5,896)	(9,280)

	$(52,987)	$(38,609)	$26,508	$(10,581)

On April 20, 2004, the Company's Board of Directors declared a quarterly cash dividend of $0.075 per share on the Company’s common stock. The dividend is payable on May 15, 2004 to shareholders of record at the close of business on April 30, 2004.
On March 19, 2004 the Company announced the private placement of up to $50 million of Preference Stock and common stock warrants to K-1 GHM, LLLP, an affiliate of private equity firm k1 Ventures Limited. The Company is issuing the securities in two tranches. The issuance of the initial tranche for $31 million occurred on March 19, 2004. This tranche included 31,000 shares of Preference Stock and warrants to purchase 905,565 shares of the Company’s common stock. The net proceeds (proceeds less issuance costs) from the first tranche amounted to approximately $28.6 million and were used to pay down short-term debt and invest in temporary cash investments. The issuance of the remaining securities must be approved by the shareholders of the Company and must occur no later than June 30, 2004. This second tranche, if approved, would include 19,000 shares of Preference Stock and would be sold for $19 million.
On April 20, the Company’s Board of Directors declared a quarterly stock dividend on the Preference Stock of 294.5 shares of additional Preference Stock. The dividend is payable on May 15, 2004 to Preference Stock shareholders of record at the close of business on April 30, 2004.

FUTURE FINANCING - In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of its short-term bank credit facility. When appropriate, the Company will refinance its short-term debt with long-term debt, common stock or other long-term financing instruments. As discussed above, the Company plans to issue an additional 19,000 shares of Preference Stock for $19 million in the second quarter of 2004. This issuance is contingent upon the approval of the common shareholders at the Company’s 2004 annual meeting of common shareholders.
The Company has a $125 million short-term bank credit facility, all of which is committed. The facility consists of a $69 million multi-year revolver, which expires in June 2005, and a $56 million 364-day facility, which expires in May 2004 and has a one-year term loan option. Refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements for additional information regarding the bank credit facility. On March 31, 2004, there was approximately $3.9 million in letters of credit outstanding on the bank credit facility and approximately $121.1 million of the bank credit facility was unused. The Company expects to extend and renew the 364-day facility in the second quarter of 2004.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Covenants contained in the Company’s bank credit agreement require maintenance at the end of each calendar quarter of a minimum net worth of $215.0 million, adjusted annually by 10% of annual net income and certain issuances of common stock. In addition, the Company must maintain a fixed-charges coverage ratio of at least 1.33 through September 30, 2004 and 1.50 at the end of each calendar quarter thereafter, and a debt-to-capitalization ratio of less than 0.72 through March 31, 2004 and less than 0.65 at the end of each calendar quarter thereafter. As of March 31, 2004, the Company was in compliance with all debt covenants. Failure to comply with such covenants may result in a default with respect to the related debt and could lead to the acceleration of such debt or any instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. In such a case, there can be no assurance that the Company would be able to refinance or otherwise repay such indebtedness.
Net worth, as defined in the Company’s bank credit agreement, includes the Company’s common shareholders’ equity and the trust preferred securities issued by the capital trusts, which are discussed in Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2003 Form 10-K. Any goodwill and asset impairment charges that may be taken by Construction Services are excluded from common shareholders’ equity.
The fixed-charges coverage ratio, as defined in the Company’s bank credit agreement, represents a ratio of earnings to fixed charges. Under the agreement, “earnings” represents income (loss) before income taxes, interest expense, dividends on trust preferred securities, discontinued operations and certain other items. Also excluded from earnings are the debt exchange and extinguishment costs incurred in connection with the May 2003 issuance of $300 million of senior unsecured notes and all non-cash goodwill and asset impairment charges that may be taken by Construction Services. “Fixed charges,” under the agreement, represents interest expense, excluding dividends on trust preferred securities of the capital trusts or interest expense on the Company’s debt held by the capital trusts.
The debt-to-capitalization ratio requires the Company to maintain on the last day of each fiscal quarter a ratio of funded debt, defined as all debt having a final maturity of more than one year from the date of origin of such debt, all rentals due under all capitalized leases under which we are the lessee and off-balance sheet liabilities as defined in the bank credit agreement, plus an amount equal to the lowest 30-day average of short-term debt during the trailing twelve months less $10 million, to a measure of total capitalization that is the sum of the aggregate principal amount of such debt then outstanding and consolidated net worth.

OTHER MATTERS – In September 2003, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Alaska Pipeline Company to Atlas Pipeline Partners, L.P. for $95 million. Proceeds of the sale are to be used to reduce the Company’s outstanding debt obligations. During the first quarter of 2004, the Company began actively marketing the construction services business for sale. The Company anticipates that the proceeds of this sale will be used to strengthen the financial position of the Company by supporting the growth of the gas distribution business through the funding of capital expenditures, or by paying down indebtedness. Refer to Note 8 of the Condensed Notes to the Unaudited Consolidated Financial Statements for further information.
The Company’s ratio of earnings to fixed charges, as defined under Item 503 of SEC regulation S-K, was less than one-to-one coverage for the twelve months ended March 31, 2004. The deficient amount of earnings that would be required to attain a ratio of one-to-one for the twelve months ended March 31, 2004 is approximately $8.5 million.

PART I - FINANCIAL INFORMATION - (Continued)

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

Internal Controls Over Financial Reporting – There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

For information on legal proceedings, refer to Note 7 of the Condensed Notes to the Unaudited Consolidated Financial Statements.

Item 2.     Changes in Securities and Use of Proceeds.

On March 19, 2004 the Company announced the private placement of up to $50 million of Convertible Preference Stock and common stock warrants to K-1 GHM, LLLP, an affiliate of private equity firm k1 Ventures Limited. The Company is issuing the securities in two tranches. The issuance of the initial tranche for $31 million occurred on March 19, 2004. This tranche included 31,000 shares of Preference Stock and warrants to purchase 905,565 shares of the Company’s common stock. For additional information on this private placement and the terms of conversion, refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements.

Item 3.     Default upon Senior Securities.

   Not applicable.

Item 4.     Submission of Matters to a Vote of Securityholders.

Not applicable.

Item 5.     Other Information.
   Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

(a)   List of Exhibits - (See page 35 for the Exhibit Index.)

3.1   Articles of Incorporation of SEMCO Energy, Inc., as restated June 25, 1999 and Certificate of Designation of 6% Series B Convertible Preference Stock filed March 19, 2004.

3.2   Bylaws--last revised March 12, 2004.

4.1   Sixth Amendment to Credit Agreement dated as of March 18, 2004 among SEMCO Energy, Inc. as Borrower, various financial institutions and Standard Federal Bank N.A. as Agent.

4.2   Amended Rights Agreement dated as of March 19, 2004 between SEMCO Energy, Inc. and National City Bank, as successor Rights Agent.

4.3   Securities Purchase Agreement dated as of March 19, 2004 by and among SEMCO Energy, Inc. and K-1 GHM, LLLP.

4.4   Registration Rights Agreement dated as of March 19, 2004 by and among SEMCO Energy, Inc. and K-1 GHM, LLLP.

4.5   Shareholder Agreement dated as of March 19, 2004 between SEMCO Energy, Inc. and K-1 GHM, LLLP.

PART II - OTHER INFORMATION (Continued)

Item 6.       Exhibits and Reports on Form 8-K. (Continued)

(a)   List of Exhibits (Continued) - (See page 35 for the Exhibit Index.)

  4.6    Common Stock Purchase Warrant dated March 19, 2004.

10.1    Employment Agreement dated as of March 9, 2004 between SEMCO Energy, Inc. and George A. Schreiber, Jr.

10.2    Form of Change of Control Agreement.

12       Ratio of Earnings to Fixed Charges.

31.1    CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

The Company filed the following Form 8-K Reports during the first quarter of 2004: (1) report filed on February 16, 2004, to announce the Company’s financial results for the fourth quarter ended December 31, 2003; (2) report filed on February 27, 2004 to announce the extension of its offer to exchange an aggregate principal amount of $50 million of the Company’s outstanding 7 ¾% Senior Notes due 2013 that were issued on December 17, 2003 for new 7 ¾% Senior Notes due 2013 that have been registered under the Securities Act of 1933, as amended; (3) report filed on March 10, 2004 to announce that George A. Schreiber, Jr. had been named President and Chief Executive Officer and that John Hinton would remain the Company’s non-executive Chairman of the Board; and (4) report filed on March 19, 2004 announcing a private placement of up to $50 million of convertible preference stock to K-1 GHM, LLLP, an affiliate of private equity firm k1 Ventures Limited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMCO ENERGY, INC.
(Registrant)

Dated: May 7, 2004	By:	/s/ John E. Schneider

Senior Vice President and Principal Financial Officer

EXHIBIT INDEX
Form 10-Q
First Quarter 2004

Exhibit No.	Description	Filed Herewith

3.1	Articles of Incorporation of SEMCO Energy, Inc., as restated June 25, 1999 and Certificate of Designation of 6% Series B Convertible Preference Stock filed March 19, 2004.	x

3.2	Bylaws--last revised March 12, 2004.	x

4.1	Sixth Amendment to Credit Agreement dated as of March 18, 2004 among SEMCO Energy, Inc. as Borrower, various financial institutions and Standard Federal Bank N.A. as Agent.	x

4.2	Amended Rights Agreement dated as of March 19, 2004 between SEMCO Energy, Inc. and National City Bank, as successor Rights Agent.	x

4.3	Securities Purchase Agreement dated as of March 19, 2004 by and among SEMCO Energy, Inc. and K-1 GHM, LLLP.	x

4.4	Registration Rights Agreement dated as of March 19, 2004 by and among SEMCO Energy, Inc. and K-1 GHM, LLLP.	x

4.5	Shareholder Agreement dated as of March 19, 2004 between SEMCO Energy, Inc. and K-1 GHM, LLLP.	x

4.6	Common Stock Purchase Warrant dated March 19, 2004.	x

10.1	Employment Agreement dated as of March 9, 2004 between SEMCO Energy, Inc. and George A. Schreiber, Jr.	x

10.2	Form of Change of Control Agreement.	x

12	Ratio of Earnings to Fixed Charges.	x

31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

