Form 10-Q
period 2004-06-30
SEMCO ENERGY INC
filed 2004-08-09
CIK 277158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The number of outstanding shares of the Registrant’s common stock as of July 31, 2004:  28,312,150

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
  the Company’s continued ability to procure its gas supply on reasonable credit terms, the Company’s ability to remain in compliance with its debt covenants and accomplish its financing objectives in a timely and cost-effective manner;
  the Company’s ability to consummate planned divestitures of certain of its businesses and to receive sales proceeds that are not significantly different than current expectations;
  the Company’s ability to effectively execute its strategic plan; and
  the Company’s ability to successfully conclude litigation and other dispute resolution proceedings.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003

OPERATING REVENUES
Gas sales	$71,781	$73,163	$265,449	$254,679	$438,705	$404,242
Gas transportation	6,250	5,929	15,536	14,113	29,160	25,859
Other	3,731	3,974	8,561	8,927	16,917	15,305

	81,762	83,066	289,546	277,719	484,782	445,406

OPERATING EXPENSES
Cost of gas sold	50,055	51,187	200,106	188,346	320,679	289,476
Operations and maintenance	17,133	15,712	33,821	32,005	66,967	58,197
Depreciation and amortization	6,951	6,813	13,823	13,827	27,444	27,401
Property and other taxes	2,831	2,743	5,856	5,443	11,153	10,689

	76,970	76,455	253,606	239,621	426,243	385,763

OPERATING INCOME	4,792	6,611	35,940	38,098	58,539	59,643

OTHER INCOME (DEDUCTIONS)
Interest expense	(11,126)	(8,732)	(22,746)	(16,379)	(46,052)	(31,796)
Debt exchange and extinguishment costs	-	(24,030)	-	(24,030)	-	(24,030)
Other	606	444	1,373	1,180	2,347	2,549

	(10,520)	(32,318)	(21,373)	(39,229)	(43,705)	(53,277)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(5,728)	(25,707)	14,567	(1,131)	14,834	6,366

INCOME TAX (EXPENSE) BENEFIT	2,042	9,047	(5,534)	105	(5,559)	(3,425)

Minority Interest - Dividends on company obligated mandatorily redeemable trust preferred securities of subsidiaries holding solely debt securities of SEMCO Energy, Inc., net of income tax benefit of $0, $1,158, $0, $2,316 $0 and $4,631	-	(2,150)	-	(4,300)	-	(8,601)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,686)	(18,810)	9,033	(5,326)	9,275	(5,660)

DISCONTINUED OPERATIONS
Loss from construction services operations, net of income tax benefit of $57, $986, $1,109, $2532, $5,939 and $5,090	(44)	(1,821)	(2,020)	(4,631)	(22,260)	(6,733)
Estimated loss on divestiture of construction services operations, net of income tax benefit of $1,240, $0, $1,940, $0, $1,940 and $0	(2,300)	-	(5,100)	-	(5,100)	-
Loss on divestiture of engineering services operations, net if income tax expense of $0, $0, $0, $0, $0 and $1,276	-	-	-	-	-	10

NET INCOME (LOSS)	(6,030)	(20,631)	1,913	(9,957)	(18,085)	(12,383)

DIVIDENDS ON CONVERTIBLE PREFERENCE STOCK	868	-	930	-	930	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(6,898)	$(20,631)	$983	$(9,957)	$(19,015)	$(12,383)

EARNINGS PER SHARE - BASIC
Income (loss) from continuing operations	$(0.13)	$(0.99)	$0.32	$(0.28)	$0.34	$(0.30)
Discontinued operations	$(0.08)	$(0.10)	$(0.25)	$(0.25)	$(1.02)	$(0.36)
Net income (loss) available to common shareholders	$(0.24)	$(1.09)	$0.03	$(0.53)	$(0.71)	$(0.66)

EARNINGS PER SHARE - DILUTED
Income (loss) from continuing operations	$(0.13)	$(0.99)	$0.29	$(0.28)	$0.33	$(0.30)
Discontinued operations	$(0.08)	$(0.10)	$(0.25)	$(0.25)	$(1.02)	$(0.36)
Net income (loss) available to common shareholders	$(0.24)	$(1.09)	$0.03	$(0.53)	$(0.71)	$(0.66)

DIVIDENDS DECLARED PER SHARE	$0.075	$0.200	$0.075	$0.200	$0.225	$0.450

AVERAGE COMMON SHARES OUTSTANDING - BASIC	28,238	18,988	28,177	18,884	26,909	18,726
AVERAGE COMMON SHARES OUTSTANDING - DILUTED	28,238	18,988	31,341	18,884	28,479	18,726

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
(In thousands)

	June 30,	December 31,
	2004	2003

	(Unaudited)

CURRENT ASSETS
Cash and temporary cash investments	$4,008	$2,683
Restricted cash	1,427	200
Receivables, less allowances of $2,238 and $2,387	24,063	49,633
Accrued revenue	7,733	45,213
Gas in underground storage, at average cost	49,726	59,029
Prepaid expenses	21,387	22,770
Regulatory asset - gas charges recoverable from customers	-	6,261
Materials and supplies, at average cost	5,869	4,681
Accumulated deferred income taxes	2,605	2,605
Other	1,962	2,415
Assets of a disposal group held for sale	22,608	-

	141,388	195,490

PROPERTY, PLANT AND EQUIPMENT
Gas distribution	677,689	661,927
Diversified businesses and other	39,431	88,589

	717,120	750,516
Less - accumulated depreciation	169,104	187,982

	548,016	562,534

DEFERRED CHARGES AND OTHER ASSETS
Goodwill	143,435	143,435
Unamortized debt expense	14,674	16,200
Regulatory assets	13,892	14,712
Note receivable	7,808	7,539
Other	11,288	11,309

	191,097	193,195

TOTAL ASSETS	$880,501	$951,219

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

LIABILITIES AND CAPITALIZATION
(In thousands, except for number of shares)

	June 30,	December 31,
	2004	2003

	(Unaudited)

CURRENT LIABILITIES
Notes payable	$-	$82,034
Accounts payable	19,551	18,998
Customer advance payments	7,663	17,323
Accrued interest	4,409	5,061
Regulatory liability - amounts payable to customers	5,460	5,222
Other	10,611	11,422
Liabilities of a disposal group held for sale	2,161	-

	49,855	140,060

DEFERRED CREDITS AND OTHER LIABILITIES
Regulatory liabilities	56,703	55,681
Accumulated deferred income taxes	28,078	26,679
Customer advances for construction	14,478	15,141
Pension and other postretirement costs	10,112	8,612
Other	2,099	1,621

	111,470	107,734

LONG-TERM DEBT	497,691	529,007

SERIES B CONVERTIBLE PREFERENCE STOCK, $1 PAR VALUE, 70,000 SHARES AUTHORIZED; 50,295 SHARES OUTSTANDING	46,200	-

COMMON SHAREHOLDERS' EQUITY
Common stock - $1 par value; 40,000,000 shares authorized; 28,295,659 and 28,059,438 shares outstanding	28,296	28,059
Capital surplus	216,511	214,779
Accumulated other comprehensive income (loss)	(6,942)	(6,972)
Retained earnings (deficit)	(62,580)	(61,448)

	175,285	174,418

TOTAL LIABILITIES AND CAPITALIZATION	$880,501	$951,219

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Six Months Ended		Twelve Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net income (loss)	$1,913	$(9,957)	$(18,085)	$(12,383)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	13,823	13,827	27,444	27,401
Depreciation and amortization in discontinued operations	440	4,124	4,148	8,261

Amortization of debt costs and debt basis adjustments included in interest expense	1,733	466	3,636	645
Accumulated deferred income taxes and investment tax credit	1,399	9	(9,458)	3,339
Non-cash impairment charges	-	-	20,474	(1,732)
Estimated loss on sale of discontinued operations	7,040	-	7,040	-
Debt exchange and extinguishment costs	-	24,030	-	24,030
Changes in operating assets and liabilities and other
Receivables, net	16,202	16,329	81	13,312
Accrued revenue	36,243	31,007	780	2,968
Prepaid expenses	1,116	(2,261)	4,056	(6,541)
Materials, supplies and gas in undergroung storage	7,924	297	(16,598)	(12,156)
Regulatory asset - gas charges recoverable from customers	6,261	(13,831)	16,031	(12,683)
Accounts payable	2,119	(10,649)	(2,514)	8,172
Customer advances and amounts payable to customers	(10,086)	(1,557)	(3,968)	2,930
Other	2,388	(8,322)	(609)	(15,118)

NET CASH PROVIDED BY OPERATING ACTIVITIES	88,515	43,512	32,458	30,445

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Property additions - gas distribution	(16,560)	(11,322)	(33,561)	(27,663)
Property additions - diversified businesses and other	(312)	(935)	(1,220)	(3,254)
Proceeds from property sales, net of retirement costs	(14)	636	1,033	4,261
Changes in restricted cash for repayment of long-term debt	-	(28,000)	28,000	(28,000)
Changes in other restricted cash	(1,227)	(650)	435	(1,862)

NET CASH USED FOR INVESTING ACTIVITIES	(18,113)	(40,271)	(5,313)	(56,518)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Issuance of common stock and common stock warrants, net of expenses	1,968	1,902	3,395	3,600
Issuance of convertible preference stock, net of expenses	45,598	-	45,598	-
Net change in notes payable, net of expenses	(82,335)	(65,103)	(57,032)	(29,924)
Issuance of long-term debt, net of expenses	(167)	197,713	50,051	226,703
Repayment of long-term debt	(29,920)	(110,090)	(58,139)	(140,215)
Debt exchange and extinguishment costs	-	(24,030)	-	(24,030)
Payment of dividends on common stock	(4,221)	(4,706)	(7,750)	(9,346)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(69,077)	(4,314)	(23,877)	26,788

CASH AND TEMPORARY CASH INVESTMENTS
Net increase	1,325	(1,073)	3,268	715
Beginning of period	2,683	1,813	740	25

End of period	$4,008	$740	$4,008	$740

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   -   SIGNIFICANT ACCOUNTING POLICIES

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

DISCONTINUED OPERATIONS – In November 2003, the Company announced that its Board of Directors instructed management to pursue the sale of the Company’s construction services business. During the first quarter of 2004, the Company began accounting for its construction services business as a discontinued operation and has reclassified prior periods accordingly. On July 30, 2004, the Company executed a definitive agreement to sell the assets of its construction services business to InfraSource Services, Inc. for approximately $20.8 million. For additional information, refer to Note 8.

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

During 2003, it was determined that all of the goodwill associated with the Company’s construction services business ($17.6 million) was impaired. The $17.6 million before-tax charge for impairment of goodwill is reflected in the Company’s Consolidated Statements of Operations for the twelve-month period ending June 30, 2004, as part of the loss from the discontinued construction services operations.
The 2003 annual impairment tests were also performed for each of the Company’s other business units during the fourth quarter of 2003 and indicated that there was no impairment of goodwill. The 2004 annual impairment tests for the Company’s business units will be conducted during the fourth quarter of 2004.
The following table summarizes changes in the carrying amount of goodwill for the six-month period ending June 30, 2004.

		Information	Propane
	Gas	Technology	Pipelines &
	Distribution	Services	Storage	Total
	Segment	Segment	Segment	Company

(in thousands)

Balance as of December 31, 2003	$140,227	$152	$3,056	$143,435
Impairment charge	-	-	-	-

Balance as of June 30, 2004	$140,227	$152	$3,056	$143,435

PROPERTY, PLANT AND EQUIPMENT IMPAIRMENT – In addition to the goodwill impairment test discussed above, during 2003, the Company’s construction services business was also tested for impairment of long-lived assets under SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The long-lived assets were valued as part of an operating entity under the “held and used” model as prescribed in SFAS 144. As a result of this analysis, the Company recorded a $2.8 million before-tax charge in the third quarter of 2003 for the impairment of long-lived assets. The impairment charge is included in the Company’s Consolidated Statements of Operations for the twelve-month period ending June 30, 2004 as part of the loss from the operations of the discontinued construction services operations.
During the first quarter of 2004, the Company began accounting for its construction services business as a discontinued operation. Since that time, the Company has recognized losses of $7.0 million ($5.1 million after income taxes) for the write-down of the assets of the construction services business to their fair value less costs to sell under the “held for sale” model in SFAS 144. The Write-down is reflected in the Company’s Consolidated Statements of Operations as the estimated loss on divestiture of the discontinued business. The Company recorded an initial estimated loss of $2.8 million during the first quarter of 2004 and recorded an additional $2.3 million during the second quarter of 2004. For further information see Note 8.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1   -   SIGNIFICANT ACCOUNTING POLICIES (Continued)

COMPREHENSIVE INCOME - The Company’s comprehensive income (loss) for the three, six and twelve months ended June 30, 2004 and June 30, 2003 is summarized in the following table.

	Three months ended		Six months ended		Twelve months ended
	June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003

			(in thousands)
Net income (loss) available to common shareholders	$(6,898)	$(20,631)	$983	$(9,957)	$(19,015)	$(12,383)

Minimum pension liability adjustment, net of income tax benefit (expense) of $0, $0, $0, $0, $(200) and $2,922	-	-	-	-	372	(5,427)

Unrealized derivative gain (loss) on interest rate hedge from an investment in an affiliate	30	63	30	73	210	(106)

Total other comprehensive income (loss)	$(6,868)	$(20,568)	$1,013	$(9,884)	$(18,433)	$(17,916)

STOCK BASED COMPENSATION – The Company accounts for all stock options using the intrinsic value method provided for under the provisions and related interpretations of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company has chosen to account for these transactions under APB 25 for purposes of determining net income but must present the pro forma disclosures required by SFAS 123 as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure.” Under the intrinsic value method, there was no compensation expense associated with stock options for the three, six and twelve month periods ending June 30, 2004 and 2003, respectively. If compensation expense had been determined in a manner consistent with the provisions of SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below.

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003

Net income (loss), available to common shareholders (000's)
As reported	$(6,898)	$(20,631)	$983	$(9,957)	$(19,015)	$(12,383)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	43	95	102	198	244	409

Pro forma	$(6,941)	$(20,726)	$881	$(10,155)	$(19,259)	$(12,792)

Earnings (loss) per share - basic
As reported	$(0.24)	$(1.09)	$0.03	$(0.53)	$(0.71)	$(0.66)
Pro forma	$(0.25)	$(1.09)	$0.03	$(0.54)	$(0.72)	$(0.67)
Earnings (loss) per share - diluted
As reported	$(0.24)	$(1.09)	$0.03	$(0.53)	$(0.71)	$(0.66)
Pro forma	$(0.25)	$(1.09)	$0.03	$(0.54)	$(0.72)	$(0.67)

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1   -   SIGNIFICANT ACCOUNTING POLICIES (Continued)

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES – The Company incurred stock dividends on its convertible preference stock of $0.9 million for both the six and twelve-month periods ended June 30, 2004. The issuance of stock dividends is a non-cash financing activity and therefore is not reflected in the Consolidated Statements of Cash Flow. Refer to Note 2 for further information regarding the issuance of stock dividends on convertible preference stock.

NOTE 2   -   SHORT-TERM AND LONG-TERM BORROWINGS AND CAPITALIZATION

SHORT-TERM BORROWINGS – The Company has a short-term bank credit facility, which consists of a $69 million multi-year revolver and a $45 million 364-day facility, both of which expire in June 2005. The 364-day facility also has a one-year term loan option. During the second quarter of 2004, the Company renewed the 364-day component of the short-term bank credit facility at $45 million. Prior to the renewal, the 364-day component of this facility was at $56 million. At June 30, 2004, there was approximately $4.9 million in letters of credit outstanding on the bank credit facility and approximately $109.1 million of the bank credit facility was unused.
Covenants contained in the Company’s bank credit agreement require maintenance at the end of each calendar quarter of a minimum net worth of $163.0 million, adjusted annually by 20% of annual net income and adjusted quarterly for certain issuances of stock (at June 30, 2004, the required minimum net worth is $210.9 million). In addition, the Company must maintain an interest coverage ratio of not less than 1.25 at the end of each calendar quarter, and a debt-to-capitalization ratio of 0.65 or less at the end of each calendar quarter. As of June 30, 2004, the Company was in compliance with all debt covenants. Failure to comply with such covenants may result in a default with respect to the related debt and could lead to the acceleration of such debt or any instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. In such a case, there can be no assurance that the Company would be able to refinance or otherwise repay such indebtedness.
Net worth, as defined in the Company’s bank credit agreement, includes the Company’s common shareholders’ equity and convertible preference stock. Any goodwill and asset impairment charges that may be taken by Construction Services are excluded from common shareholders’ equity.
The interest coverage ratio, as defined in the Company’s bank credit agreement, represents a ratio of earnings to interest. Under the agreement, “earnings” represents operating income plus equity income from the Company’s 50% interest in a gas storage facility, but excludes all non-cash goodwill and asset impairment charges that may be taken by Construction Services. “Interest,” under the agreement, represents interest expense paid or payable in cash.
The debt-to-capitalization ratio requires the Company to maintain on the last day of each fiscal quarter a ratio of funded debt, defined as all debt having a final maturity of more than one year from the date of origin of such debt, all rentals due under all capitalized leases under which we are the lessee and off-balance sheet liabilities as defined in the bank credit agreement, plus an amount equal to the lowest 30-day average of short-term debt during the trailing twelve months, less $10 million, less the principal amount of trust preferred securities outstanding, to a measure of total capitalization that is the sum of the aggregate principal amount of such debt then outstanding, consolidated net worth as defined previously, and the principal amount of trust preferred securities then outstanding.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2   -   SHORT-TERM AND LONG-TERM BORROWINGS AND CAPITALIZATION (Continued)

LONG-TERM DEBT - In January 2004, the Company entered into an interest rate swap agreement with a financial institution in order to hedge $50 million of its $150 million 7 1/8% Notes due May 15, 2008. The swap agreement, which covers the Notes through maturity, effectively converts the fixed rate on the Notes to a floating rate of interest and is being accounted for as a fair value hedge. On a semi-annual basis, the Company pays the counterparty a floating rate of interest based on LIBOR plus a spread of 375 basis points and receives payments based on a fixed rate of 7 1/8%. Refer to Note 3 for additional information.
In June 2004, the Company called all $29.9 million of its outstanding 8% Senior Notes due 2010 at par. The Company utilized a portion of the net proceeds received for the issuance of convertible preference stock, as discussed below, to redeem the Notes.

CONVERTIBLE PREFERENCE STOCK AND STOCK WARRANTS – During 2004 the Company issued through a private placement $50 million of Convertible Preference Stock (“Preference Stock”) and common stock warrants to K-1 GHM, LLLP, an affiliate of private equity firm k1 Ventures Limited. The Company issued the securities in two tranches. The issuance of the initial tranche for $31 million occurred on March 19, 2004. This tranche included 31,000 shares of Preference Stock and warrants to purchase 905,565 shares of the Company’s common stock. The warrants are detachable and have an exercise price of $6.6257. The issuance of the second tranche for $19 million occurred on June 1, 2004. The second tranche included 19,000 shares of Preference Stock.
The net proceeds (proceeds less issuance costs) from the two tranches amounted to approximately $46.3 million. These net proceeds were used to pay down short-term debt and invest in temporary cash investments. A portion of the amount invested in temporary cash investments was ultimately used to redeem $29.9 million of long-term notes as discussed previously. The portion of the net proceeds associated with the warrants, approximately $0.7 million, is included in capital surplus in the common shareholders’ equity section of the Consolidated Statements of Financial Position.
The Company has authorized 70,000 shares of the Preference Stock with a par value of $1.00 per share. The Preference Stock is perpetual and is convertible into shares of the Company’s common stock at a conversion price of $6.6257 per share. If converted, the 50,295 shares of outstanding Preference Stock would represent approximately 7.6 million shares, or approximately 21%, of the Company’s outstanding common stock after giving effect to the conversion.
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
As discussed previously, dividends on the Preference Stock are payable at a rate that increases over time. For accounting purposes, it is assumed that the Preference Stock was issued at a discount in order to obtain this increasing-rate feature. The Company has determined that this discount is approximately $7.3 million. This discount is being amortized as dividends on the Preference Stock using the effective interest method. As a result, the amount of dividends on the Preference Stock that the Company expenses in its Consolidated Statements of Operations will be higher than the actual dividends payable until the point in time that the actual dividends payable reach an annual rate of 10%.
On April 20, 2004, the Company’s Board of Directors declared a quarterly stock dividend on the Preference Stock of 295 shares of additional Preference Stock. This dividend was paid to Preference Stock shareholders of record at the close of business on April 30, 2004.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2   -   SHORT-TERM AND LONG-TERM BORROWINGS AND CAPITALIZATION (Continued)

COMMON STOCK EQUITY – On June 24, 2004, the Company's Board of Directors voted to suspend the quarterly cash dividend on the Company’s common stock. This decision reflects the Board’s desire to retain cash in order to strengthen the Company’s balance sheet and to be better positioned to grow the Company’s regulated gas distribution business in the future.
In May 2004, the Company paid a quarterly cash dividend of $0.075 per share on its common stock. The total cash dividend was approximately $2.1 million of which $.3 million was reinvested by shareholders into common stock through participation in the Direct Stock Purchase and Dividend Reinvestment Plan ("DRIP"). The total cash dividends paid during the six months ended June 30, 2004, amounted to $4.2 million, of which $0.5 million was reinvested by shareholders through participation in the DRIP. During the three and six months ended June 30, 2004, the Company issued approximately 82,000 and 160,000 shares of Company common stock, respectively, to meet the dividend reinvestment and stock purchase requirements of its DRIP participants. Also during the three and six months ended June 30, 2004, the Company issued approximately 38,000 and 76,000 shares, respectively, of its common stock to certain of the Company's employee benefit plans.
As previously discussed, in March 2004 detachable warrants to purchase 905,565 shares of common stock were issued in conjunction with the issuance of the Preference Stock. The net proceeds associated with the warrants, approximately $0.7 million, is included in capital surplus in the common shareholders’ equity section of the Consolidated Statements of Financial Position at June 30, 2004.

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
An affiliate, in which the Company has a 50% ownership interest, uses a floating to fixed interest rate swap agreement to hedge the variable interest rate payments on a portion of its long-term debt. This swap is designated as a cash flow hedge and the difference between the amounts paid and received under the swap is recorded as an adjustment to interest expense over the term of the agreement. The Company’s share of changes in the fair value of the swap are recorded in accumulated other comprehensive income until the swap is terminated. As a result of this interest rate swap agreement, the Company’s Consolidated Statements of Financial Position, at June 30, 2004, reflected a $0.4 million reduction in the Company’s equity investment in the affiliate and in accumulated other comprehensive income.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3   -   RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS (CONTINUED)

In January 2004, the Company entered into an interest rate swap agreement in order to hedge one third of its $150 million 7 1/8% Senior Notes due May 15, 2008. This agreement also qualifies under the provisions of SFAS 133 as a fair value hedge. In accordance with SFAS 133, the Company’s Consolidated Statements of Financial Position at June 30, 2004 included a liability of $1.0 million and a decrease in long-term debt of $1.0 million for this interest rate swap.

NOTE 4   -   EARNINGS PER SHARE

The following table indicates the potential dilutive impact of the Company’s dilutive securities on average common shares outstanding and potential adjustments to the Company’s Consolidated Statements of Operations required when computing diluted earnings per share:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003

			(in thousands)

Potential dilutive impact on average common shares outstanding when calculating diluted earnings per share
Assumed conversion of convertible preference stock	5,635	-	3,129	-	1,543	-
Assumed exercise of stock options	38	49	35	25	27	13
Assumed exercise of stock warrants	-	-	-	-	-	-
Assumed failed remarketing and assumed retirement of trust preferred securities	-	8,737	-	8,737	1,173	8,737
Assumed cash settlement of stock purchase contracts	-	-	-	-	-	-

Potential income statement adjustments when calculating diluted earnings per share
Eliminate dividends on trust preferred securities assumed retired	$-	$2,273	$-	$4,545	$1,136	$9,090
Eliminate dividends on convertible preference stock assumed converted	$868	$-	$930	$-	$930	$-

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4   -   EARNINGS PER SHARE (Continued)

The following table outlines the computations of basic and diluted earnings per share for the three, six and twelve months ended June 30, 2004 and 2003. The potential adjustments indicated in the previous table are not included in the following computations if their impact for a given period is antidilutive.

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003

	(in thousands, except per share amounts)

Reconciliation of diluted earnings per share from income (loss) from continuing operations

Income (loss) from continuing operations
As reported	$(3,686)	$(18,810)	$9,033	$(5,326)	$9,275	$(5,660)
Adjustments to reconcile to income (loss) from continuing operations on a diluted basis:
Eliminate dividends on trust preferred securities assumed retired	-	-	-	-	-	-

Diluted	$(3,686)	$(18,810)	$9,033	$(5,326)	$9,275	$(5,660)

Average common shares outstanding
As reported	28,238	18,988	28,177	18,884	26,909	18,726
Adjustments to reconcile to average common shares outstanding on a diluted basis:
Assumed conversion of convertible preference stock	-	-	3,129	-	1,543	-
Assumed exercise of stock options	-	-	35	-	27	-
Assumed exercise of stock warrants	-	-	-	-	-	-
Assumed failed remarketing and assumed retirement of trust preferred securities	-	-	-	-	-	-
Assumed cash settlement of stock purchase contracts	-	-	-	-	-	-

Diluted	28,238	18,988	31,341	18,884	28,479	18,726

Earnings per share from income (loss) from continuing operations
Basic	$(0.13)	$(0.99)	$0.32	$(0.28)	$0.34	$(0.30)
Diluted	$(0.13)	$(0.99)	$0.29	$(0.28)	$0.33	$(0.30)

Reconciliation of diluted earnings per share from discontinued operations

Income (loss) from discontinued operations
As reported	$(2,344)	$(1,821)	$(7,120)	$(4,631)	$(27,360)	$(6,723)
Diluted	$(2,344)	$(1,821)	$(7,120)	$(4,631)	$(27,360)	$(6,723)

Average common shares outstanding
As reported	28,238	18,988	28,177	18,884	26,909	18,726
Adjustments to reconcile to average common shares outstanding on a diluted basis:
Assumed conversion of convertible preference stock	-	-	-	-	-	-
Assumed exercise of stock options	-	-	-	-	-	-
Assumed exercise of stock warrants	-	-	-	-	-	-
Assumed failed remarketing and assumed retirement of trust preferred securities	-	-	-	-	-	-
Assumed cash settlement of stock purchase contracts	-	-	-	-	-	-

Diluted	28,238	18,988	28,177	18,884	26,909	18,726

Earnings per share from income (loss) from discontinued operations
Basic	$(0.08)	$(0.10)	$(0.25)	$(0.25)	$(1.02)	$(0.36)
Diluted	$(0.08)	$(0.10)	$(0.25)	$(0.25)	$(1.02)	$(0.36)

Reconciliation of diluted earnings per share from net income (loss) available to common shareholders

Net income (loss) available to common shareholders
As reported	$(6,898)	$(20,631)	$983	$(9,957)	$(19,015)	$(12,383)
Adjustments to reconcile to net income (loss) available to common shareholders on a diluted basis:
Eliminate dividends on trust preferred securities assumed retired	-	-	-	-	-	-
Eliminate dividends on convertible preference stock assumed converted	-	-	-	-	-	-

Diluted	$(6,898)	$(20,631)	$983	$(9,957)	$(19,015)	$(12,383)

Average common shares outstanding
As reported	28,238	18,988	28,177	18,884	26,909	18,726
Adjustments to reconcile to average common shares outstanding on a diluted basis:
Assumed conversion of convertible preference stock	-	-	-	-	-	-
Assumed exercise of stock options	-	-	35	-	-	-
Assumed exercise of stock warrants	-	-	-	-	-	-
Assumed failed remarketing and assumed retirement of trust preferred securities	-	-	-	-	-	-
Assumed cash settlement of stock purchase contracts	-	-	-	-	-	-

Diluted	28,238	18,988	28,212	18,884	26,909	18,726

Earnings per share from net income (loss) available to common shareholders
Basic	$(0.24)	$(1.09)	$0.03	$(0.53)	$(0.71)	$(0.66)
Diluted	$(0.24)	$(1.09)	$0.03	$(0.53)	$(0.71)	$(0.66)

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5   -   BUSINESS SEGMENTS

The Company operates three reportable business segments: (1) gas distribution; (2) information technology services; and (3) propane, pipelines and storage. The latter two segments are sometimes referred to together as the “Diversified Businesses.” For information regarding the determination of reportable business segments, refer to Note 11 of the Notes to the Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K.
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
The Company’s gas distribution segment distributes and transports natural gas to approximately 276,000 customers in the state of Michigan and approximately 116,000 customers in the state of Alaska. The information technology service segment (“IT Services”) is headquartered in Michigan and provides IT infrastructure outsourcing services, and other IT services with a focus on mid-range computers, particularly the IBM I-Series (AS-400) platform. The propane, pipelines and storage segment sells more than four million gallons of propane annually to retail customers in Michigan’s upper peninsula and northeast Wisconsin and owns natural gas transmission and storage facilities in Michigan.
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

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003

			(in thousands)
Operating revenues
Gas distribution	$79,735	$81,111	$284,228	$272,374	$474,743	$435,596
Information technology services	2,144	2,268	4,494	4,422	9,072	9,462
Propane, pipelines and storage	1,350	1,414	4,048	4,241	7,722	7,645
Corporate and other (a)	(1,467)	(1,727)	(3,224)	(3,318)	(6,755)	(7,297)

Total operating revenues	$81,762	$83,066	$289,546	$277,719	$484,782	$445,406

Operating income (loss)
Gas distribution	$5,721	$6,316	$35,952	$36,813	$58,361	$57,210
Information technology services	148	157	537	377	671	660
Propane, pipelines and storage	169	323	944	1,221	1,785	2,177
Corporate and other	(1,246)	(185)	(1,493)	(313)	(2,278)	(404)

Total operating income	$4,792	$6,611	$35,940	$38,098	$58,539	$59,643

Depreciation and amortization expense
Gas distribution	$6,534	$6,363	$12,989	$12,822	$25,695	$25,471
Information technology services	152	172	309	340	653	660
Propane, pipelines and storage	224	219	443	549	879	1,018
Corporate and other	41	59	82	116	217	252

Total depreciation and amortization expense	$6,951	$6,813	$13,823	$13,827	$27,444	$27,401

(a)     Includes the elimination of intercompany information technology services revenue of $1,416,000, $3,135,000 and $6,565,000 for the three, six and twelve months ended June 30, 2004, respectively, and $1,686,000, $3,236,000 and $7,128,000 for the three, six and twelve months ended June 30, 2003, respectively.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6   –   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the components of the Company’s net pension benefit and net other postretirement benefit costs:

	Pension Benefits

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003

			(in thousands)
Components of net benefit cost
Service cost	$547	$466	$1,094	$932	$2,026	$1,976
Interest cost	1,093	1,075	2,186	2,150	4,336	4,262
Expected return on plan assets	(1,204)	(1,203)	(2,408)	(2,406)	(4,814)	(5,212)
Amortization of transition obligation	1	6	2	12	14	32
Amortization of prior service cost	24	30	48	59	108	142
Amortization of net loss	384	266	768	532	1,300	664

Net benefit cost	$845	$640	$1,690	$1,279	$2,970	$1,864

	Other Postretirement Benefits

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003

			(in thousands)
Components of net benefit cost
Service cost	$105	$89	$210	$178	$388	$356
Interest cost	515	612	1,030	1,224	2,254	2,412
Expected return on plan assets	(462)	(412)	(924)	(824)	(1,748)	(1,848)
Amortization of transition obligation	24	103	48	206	254	668
Amortization of prior service cost	(72)	(15)	(144)	(30)	(174)	(30)
Amortization of net (gain) or loss	117	106	234	212	446	(64)
Amortization of regulatory asset	224	225	449	450	899	899

Net benefit cost	$451	$708	$903	$1,416	$2,319	$2,393

NOTE 7   -   COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS – Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. The Company owns seven Michigan sites, which formerly housed such manufacturing facilities and expects that it will ultimately incur investigation and remedial action costs at some of these sites. Additionally, the Company has closed a related site with the approval of the appropriate environmental regulatory authority in the State of Michigan, and has developed plans and conducted preliminary field investigations at two other sites. The Company is also investigating two other sites, which are not manufactured gas sites. One site is being actively remediated, while the other is in the investigative stage. The Company is in the process of estimating its liabilities and potential costs in connection with these sites, but the amounts of these estimates are not yet available. In accordance with a Michigan Public Service Commission (“MPSC”) accounting order, any environmental investigation and remedial action costs will be deferred and amortized over ten years. Rate recognition of the related amortization expense will not begin until after a prudence review in a general rate case.

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
Notwithstanding the above statement, in late March 2003 the Company was served a complaint in a putative class-action lawsuit alleging that the approximately 30 defendants, including SEMCO Energy, Inc. and SEMCO Energy Ventures, Inc., engaged in practices that violated the Sherman Anti-Trust Act and tortiously interfered with the business of the plaintiffs. In October 2003, the plaintiff voluntarily dismissed this action in the jurisdiction in which the action was originally filed and gave the Company notice that it would refile the complaint in a different jurisdiction. In November 2003, the plaintiff filed a separate but similar lawsuit against SEMCO Energy Services, Inc. This lawsuit was voluntarily dismissed by the plaintiff on July 25, 2004. The aforementioned putative class action lawsuit was re-filed on July 14, 2004. Neither the Company nor any of its subsidiaries are currently named as defendants.
In September 2003, the Company entered into a Purchase and Sale Agreement, dated September 16, 2003, to sell its wholly-owned subsidiary, Alaska Pipeline Company (“APC”), to Atlas Pipeline Partners, L.P. (“Atlas”) for $95 million. Pursuant to the Agreement, in October 2003, the Company and Atlas filed an application with the Regulatory Commission of Alaska (“RCA”) seeking its final order approving the transfer, the Special Contract and certain other elements of the transaction specified in the Agreement and in the application. Several other parties intervened in this proceeding before the RCA and, as a result of negotiations, on March 26, 2004, the Company, Atlas and the interveners submitted to the RCA a written Stipulation attaching a proposed final order (“PFO”), which the parties requested that the RCA enter in this matter. After a hearing, the RCA on April 20, 2004 issued Order U-03-91(4) on the Stipulation, which approved the transfer but which was not in the form of the requested PFO and did not on its face appear specifically to grant certain other approvals required by the agreement and sought by both parties. On May 5, 2004 the Company filed a motion with the RCA seeking, on an expedited basis, clarification (or, in the alternative, reconsideration) of its order. In response, on June 4, 2004, the RCA issued Order U-03-91(5) entitled “Order Granting Reconsideration, Vacating Order U-03-91(4), Rejecting Stipulation, Approving Transfer of Control, Allowing Parties to Request Further Proceedings, and Finding Motions For Expedited Consideration Moot,” which vacated the prior order and explicitly refused to grant four of the five regulatory approvals required for closing the transaction.
Following further discussion with Atlas, by letter dated July 1, 2004, the Company gave notice of termination of the Agreement. The notice was given pursuant to a provision in the Agreement that provides either party with the right of termination if the transaction is not concluded within nine months of the date of the Agreement. As a result, the Company has recorded with respect to the second quarter of 2004, a write-off of expenses that it had incurred in connection with the proposed transaction amounting to approximately $1 million, or $0.6 million after income taxes.
In response to the Company’s notice, on July 23, 2004, Atlas initiated an arbitration proceeding against the Company with the American Arbitration Association, alleging that the Company breached and wrongfully terminated the Agreement and seeking compensatory damages from the Company of not less than $94.3 million. The Company intends to deny these allegations in the proceeding and will vigorously defend against Atlas’ claims. Under the terms of the Agreement, the arbitration process should be completed by mid-December 2004. However, the Company can make no assurances regarding the expected timeframe for this process.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Company’s 2003 Annual Form 10-K for further details regarding other commitments and contingencies.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8   –   DIVESTITURES AND DISCONTINUATION OF OPERATIONS

The Company began actively marketing the construction services business for sale during the first quarter of 2004. As a result, the Company is accounting for the business as a discontinued operation and accordingly, the operating results and the estimated loss on the disposal of this business are segregated and reported as discontinued operations in the Consolidated Statements of Operations. On July 30, 2004, the Company executed a definitive agreement to sell the assets of its construction services business to InfraSource Services, Inc. for approximately $20.8 million. The Company expects to close the transaction during the third quarter of 2004 and anticipates that the proceeds of this sale will be used to pay down indebtedness. The Company also expects to receive additional cash of approximately $4 million from the refund of certain prepaid assets that are not included in the sale.
Operating losses, net of income taxes, from the discontinued operations were $44,000, $2.0 million and $22.3 million, respectively, for the three, six and twelve-month periods ending June 30, 2004 and $1.8 million, $4.6 million and $6.7 million, respectively, for the three, six and twelve-month periods ending June 30, 2003. Also included in discontinued operations for the six months and twelve months ended June 30, 2004, is an estimated loss of $5.1 million, net of income taxes, that the Company expects to incur on the disposal of the discontinued segment. The Company recorded an initial estimated loss of $2.8 million during the first quarter of 2004 and recorded an additional $2.3 million during the second quarter of 2004. In addition, the assets and liabilities of the discontinued segment have also been segregated and reported as separate line items in the current assets and current liabilities sections of the Consolidated Statement of Financial Position.
Components of amounts reflected in the Consolidated Statements of Operations and the Consolidated Statements of Financial Position for the construction services business are presented in the following table.

Consolidated Statement of Income Data:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003

			(in thousands)

Revenues	$13,956	$17,448	$23,152	$30,350	$65,202	$81,935
Operating expenses	13,859	19,952	25,835	36,757	71,971	92,540
Goodwill impairment charge	-	-	-	-	17,649	-
Asset impairment charge	-	-	-	-	2,825	-

Operating loss	97	(2,504)	(2,683)	(6,407)	(27,243)	(10,605)
Other deductions	(198)	(303)	(446)	(756)	(956)	(1,219)
Income tax benefit	57	986	1,109	2,532	5,939	5,091

Loss from discontinued operations	$(44)	$(1,821)	$(2,020)	$(4,631)	$(22,260)	$(6,733)

Estimated loss on divestiture of discontinued operations, net of income taxes	$(2,300)	$-	$(5,100)	$-	$(5,100)	$-

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8   –   DIVESTITURES AND DISCONTINUATION OF OPERATIONS (Continued)

Consolidated statements of financial position data

	June 30,	December 31,
	2004	2003

	(in thousands)

Current assets	$10,525	$11,151
Property, plant and equipment, net	11,891	19,174
Deferred charges and other assets, net	192	133
Current liabilities	(2,161)	(1,767)

Net assets of discontinued operations held for sale	$20,447	$28,691

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The Company had a net loss of $6.9 million (or $0.24 per share) for the three months ended June 30, 2004 compared to a net loss of $20.6 million (or $1.09 per share) for the three months ended June 30, 2003. The Company had net income of $1.0 million (or $0.03 per share) for the six months ended June 30, 2004 compared to a net loss of $10 million (or $0.53 per share) for the six months ended June 30, 2003. During the first quarter of 2004, the Company began accounting for its construction services business as a discontinued operation and has reclassified prior periods accordingly. Net income for the three and six months ended June 30, 2004 and 2003 includes net losses associated with the discontinued construction business, including net losses from operations and an estimated net loss the Company expects to incur on the disposition of this business. The net losses from the operations of the discontinued business for the three and six months ended June 30, 2004 were $44,000 and $2.0 million, respectively. By comparison, the net losses for the three and six months ended June 30, 2003 included net losses from the operations of the discontinued business of $1.8 million and $4.6 million, respectively. The Company has estimated the loss it expects to incur on the disposal of the discontinued segment at $5.1 million, net of income taxes, which is included in the net loss for the six months ended June 30, 2004. The Company recorded an initial estimated loss of $2.8 million in the first quarter of 2004 and recorded an additional $2.3 million in the second quarter of 2004.
The Company had a net loss of $19.0 million (or $0.71 per share) for the twelve months ended June 30, 2004 compared to a net loss of $12.4 million (or $0.66 per share) for the twelve months ended June 30, 2003. Included in the net income (loss) for these periods are net losses associated with discontinued operations of $27.4 million and $6.7 million, respectively. The loss from discontinued operations for the twelve months ended June 30, 2004 includes $22.3 million of losses from the operations of the construction services business, net of income taxes, and the estimated loss of $5.1 million, net of income taxes, from the disposal of the discontinued segment, as previously discussed. The $22.3 million operating loss from discontinued operations reflects a $17.6 million charge ($15.6 million, net of taxes) for impairment of goodwill at the Company’s discontinued Construction Services business and a $2.8 million charge ($1.8 million, net of taxes) for the impairment of equipment, both of which were incurred in the third quarter of 2003. For further information on these charges, refer to Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2003 Form 10-K.
The Company’s loss from continuing operations for the second quarter of 2004 was $3.7 million (or $0.13 per share) compared to a loss of $18.8 million (or $0.99 per share) for the first quarter of 2003. The Company’s income from continuing operations for the six months ended June 30, 2004 was $9.0 million (or $0.29 per share) compared to a loss from continuing operations of $5.3 million (or $0.28 per share) for the six months ended June 30, 2003. The primary reason for the $15.1 million and $14.4 million improvement in results from continuing operations for the three and six months ended June 30, 2004, respectively, when compared to the three and six months periods ending June 30, 2003, was debt extinguishment expenses of $24 million ($15.6 million net of taxes) incurred in the second quarter of 2003. In addition, a decrease in dividends on trust preferred securities also contributed to the improvement in results. The impact of these items was offset partially by an increase in interest expense and a decrease in operating income caused in part by the write-off of certain costs as a result of the termination of the proposed sale of Alaska Pipeline Company.
The Company’s income from continuing operations for the twelve months ended June 30, 2004 was a $9.3 million (or $0.33 per share) compared to a loss from continuing operations of $5.7 million (or $0.30 per share) for the twelve months ended June 30, 2003. The $15.0 million improvement in the results from continuing operations was primarily due to the same items that contributed to the improvement in results for the three and six months ended June 30, 2004, as previously discussed. For further information on debt exchange and extinguishment costs, refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2003 Form 10-K.

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
The Company operates three reportable business segments: (1) gas distribution; (2) information technology services; and (3) propane, pipelines and storage. The latter two segments are sometimes referred to together as the “Diversified Businesses.” Refer to Note 5 of the Condensed Notes to the Unaudited Consolidated Financial Statements for further information regarding business segments and a summary of operating revenues and operating income by business segment. In November 2003, the Company announced that its Board of Directors decided to pursue the sale of the Company’s construction services business. The Company began actively marketing the business for sale during the first quarter of 2004 and, as mentioned previously, began accounting for this business as a discontinued operation. On July 30, 2004, the Company executed a definitive agreement to sell the assets of that business for approximately $20.8 million. Refer to Note 8 of the Condensed Notes to the Unaudited Consolidated Financial Statements for further information.
In September 2003, the Company also entered into a Purchase and Sale Agreement to sell Alaska Pipeline Company, which is a component of the Company’s gas distribution segment, to Atlas Pipeline Partners, L.P. for $95 million. By letter dated July 1, 2004, the Company gave notice of termination of this Agreement. This followed the failure of the parties to receive from the Regulatory Commission of Alaska the approvals required as a condition to close the transaction. As a result, the Company has recorded with respect to the second quarter of 2004, a write-off of expenses that it had incurred in connection with the proposed transaction amounting to approximately $1 million, or $0.6 million after income taxes. The $1.0 million of expenses is reflected in the operating expenses of the Corporate and Other business segment. In response to the Company’s notice, Atlas initiated an arbitration proceeding against the Company with the American Arbitration Association, alleging that the Company breached and wrongfully terminated the Agreement and seeking compensatory damages from the Company of not less than $94.3 million. The Company intends to deny these allegations in the proceeding and will vigorously defend against Atlas’ claims. For further information, refer to Note 7 of the Condensed Notes to the Unaudited Consolidated Financial Statements.
The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual income is earned during the first and fourth quarters of the year. Therefore, the Company's results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of results for a full year.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

RESULTS OF OPERATIONS (Continued)

The business segment analyses and other discussions on the next several pages provide additional information regarding variations in operating results when comparing the three, six and twelve-month periods ended June 30, 2004 to the same periods of the prior year. The Company evaluates the performance of its business segments based on the operating income generated. Operating income does not include income taxes, interest expense, discontinued operations or other non-operating income and expense items. A review of the non-operating items follows the business segment discussions.

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003

	(in thousands, except per share amounts)

Operating revenues	$81,762	$83,066	$289,546	$277,719	$484,782	$445,406
Operating expenses	76,970	76,455	253,606	239,621	426,243	385,763

Operating income	$4,792	$6,611	$35,940	$38,098	$58,539	$59,643
Other income (deductions)	(10,520)	(32,318)	(21,373)	(39,229)	(43,705)	(53,277)
Income tax (expense) benefit	2,042	9,047	(5,534)	105	(5,559)	(3,425)
Minority interest - dividends on trust preferred securities, net of income tax	-	(2,150)	-	(4,300)	-	(8,601)

Income (loss) from continuing operations	$(3,686)	$(18,810)	$9,033	$(5,326)	$9,275	$(5,660)
Loss from discontinued operations, net of income taxes	(2,344)	(1,821)	(7,120)	(4,631)	(27,360)	(6,723)

Net income (loss)	$(6,030)	$(20,631)	$1,913	$(9,957)	$(18,085)	$(12,383)
Dividends on convertible preference stock	868	-	930	-	930	-

Net income (loss) available to common shareholders	$(6,898)	$(20,631)	$983	$(9,957)	$(19,015)	$(12,383)

Earnings per share - basic
Income (loss) from continuing operations	$(0.13)	$(0.99)	$0.32	$(0.28)	$0.34	$(0.30)
Net income (loss) available to common shareholders	$(0.24)	$(1.09)	$0.03	$(0.53)	$(0.71)	$(0.66)

Earnings per share - diluted
Income (loss) from continuing operations	$(0.13)	$(0.99)	$0.29	$(0.28)	$0.33	$(0.30)
Net income (loss) available to common shareholders	$(0.24)	$(1.09)	$0.03	$(0.53)	$(0.71)	$(0.66)

Average common shares outstanding - basic	28,238	18,988	28,177	18,884	26,909	18,726
Average common shares outstanding - diluted	28,238	18,988	31,341	18,884	28,479	18,726

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
Temperatures during the second quarter of 2004 were warmer than normal in both Alaska and Michigan by 10.0% and 7.1%, respectively. During the first six months of 2004, temperatures were warmer than normal in Alaska by 2.3% and slightly colder than normal in Michigan by 0.3%. The Company has estimated that the variations from normal temperatures in Alaska and Michigan combined, decreased net income by approximately $1.0 million during the second quarter of 2004 and decreased net income approximately $0.5 million during the six months ended June 30, 2004.
By comparison, temperatures during the second quarter of 2003 were warmer than normal in Alaska by 3.5% and colder than normal in Michigan by 9.8%. During the first six months of 2003, temperatures were warmer than normal in Alaska by 10.9% and colder than normal in Michigan by 10.6%. The Company has estimated that the variations from normal temperatures in Alaska and Michigan combined, decreased net income by approximately $0.1 million during the second quarter of 2003 and increased net income approximately $0.1 million during the six months ended June 30, 2003.

GAS DISTRIBUTION

The Company’s gas distribution business segment consists of operations in Michigan and Alaska. The Michigan operation is sometimes referred to as “SEMCO Gas” and the Alaska operation is sometimes referred to as “ENSTAR.” These operations are referred to together as the “Gas Distribution Business.” As discussed previously, the Company had entered into a definitive agreement to sell Alaska Pipeline Company, which is a component of ENSTAR, for $95 million. In the second quarter of 2004 this definitive agreement was terminated. For further information regarding the definitive agreement and its termination, refer to Note 7 of the Condensed Notes to the Unaudited Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION (Continued)

Operating income for the Gas Distribution Business was $5.7 million for the quarter ended June 30, 2004, compared to operating income of $6.3 million for the quarter ended June 30, 2003.

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003

			(dollars in thousands)

Gas sales revenues	$71,781	$73,163	$265,449	$254,679	$438,705	$404,242
Cost of gas sold	50,055	51,187	200,106	188,346	320,679	289,476

Gas sales margin	$21,726	$21,976	$65,343	$66,333	$118,026	$114,766
Gas transportation revenue	6,250	5,929	15,536	14,113	29,160	25,859
Other operating revenue	1,704	2,019	3,243	3,582	6,878	5,495

Gross margin	$29,680	$29,924	$84,122	$84,028	$154,064	$146,120
Other operating expenses	23,959	23,608	48,170	47,215	95,703	88,910

Operating income	$5,721	$6,316	$35,952	$36,813	$58,361	$57,210

Volumes of gas sold (MMcf)	9,694	10,785	39,588	40,545	66,315	67,395
Volumes of gas transported (MMcf)	13,909	12,607	28,737	25,523	54,572	47,454

Number of customers at end of period	391,791	384,980	391,791	384,980	391,791	384,980
Degree Days
Alaska	1,449	1,545	5,480	4,976	9,888	8,696
Michigan	892	1,041	4,227	4,647	6,643	7,272
Percent colder (warmer) than normal
Alaska	(10.0)%	(3.5)%	(2.3)%	(10.9)%	(3.3)%	(14.3)%
Michigan	(7.1)%	9.8%	.3%	10.6%	(1.7)%	8.2%

The amounts in the above table include intercompany transactions.

GAS SALES MARGIN - During the three months ended June 30, 2004, gas sales margin decreased by approximately $0.3 million when compared to the same period in 2003. The decrease during the second quarter of 2004, when compared to the second quarter of 2003, was due in part to a reduction in customer gas consumption, which decreased gas sales margin by approximately $1.4 million. This was offset partially by the addition of new customers, which increased gas sales margin by approximately $0.4 million and changes in customer rates, which increased gas sales margin by approximately $0.5 million. The remainder of the variance was due to other miscellaneous factors.
Gas sales margin during the first six months of 2004 decreased by $1.0 million when compared to the same period of 2003. This decrease was due in part to a reduction in customer gas consumption, which decreased gas sales margin by approximately $1.6 million, and changes in customer rates and gas cost savings, which decreased gas sales margin by approximately $0.4 million. These items were partially offset by the addition of new customers, which increased gas sales margin by approximately $1.2 million. The remainder of the variance was due to other miscellaneous factors.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION (Continued)

During the twelve months ended June 30, 2004, gas sales margin increased by $3.3 million when compared to the same period in 2003. The addition of new customers increased gas sales margin by approximately $2.0 million and changes in customer rates and gas cost savings increased gas sales margin by approximately $2.6 million. A decrease in unaccounted for gas also increased gas sales margin by approximately $1.1 million. These items were partially offset by a reduction in customer gas consumption, which decreased gas sales margin by approximately $2.2 million. The remainder of the change in gas sales margin when comparing the twelve months ended June 30, 2004 to the twelve months ended June 30, 2003 was do to other miscellaneous factors.
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

GAS TRANSPORTATION REVENUE - For the three, six and twelve months ended June 30, 2004, gas transportation revenue increased by $0.3 million, $1.4 million and $3.3 million, respectively, when compared to the same periods ended June 30, 2003. The primary reasons for these increases were increases in transportation volumes and rates for commercial transport customers, as well as an increase in transportation volumes for industrial and power plant transport customers.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION (Continued)

OTHER OPERATING REVENUE – Other operating revenue decreased by $0.3 million during both the three and six months ended June 30, 2004 when compared to the same periods ending June 30, 2003. The decrease for the three and six-month periods ended June 30, 2004 was due primarily to a decrease in revenue from Norstar, the Company’s pipeline management subsidiary, offset partially by increases in miscellaneous service fee revenues and late payment fee revenues. During 2003, Norstar had significant revenues relating to the management of a construction project that was completed in 2003.
Other operating revenue for twelve months ended June 30, 2004 was 6.9 million compared to $5.5 million for the same period ended June 30, 2003. The increase of $1.4 million was primarily due to an increase in miscellaneous service fee revenues and late payment fee revenues.

OPERATING EXPENSES - Operating expenses of the Gas Distribution Business for the three months ended June 30, 2004 increased by $0.4 million when compared to the three months ended June 30, 2003. The primary items contributing to the increase were a $0.6 million increase in professional services expense, the majority of which was associated with the Company’s Sarbanes-Oxley project, a $0.2 million increase in depreciation expense, a $0.1 million increase in commercial insurance costs, and a $0.1 million increase in pension costs. These items were offset partially by a $0.3 million decrease in uncollectible customer accounts and a $0.3 million decrease in health and medical costs, primarily retiree medical.
Operating expenses for the six months ended June 30, 2004, when compared to the same period ended June 30, 2003, increased by $1.0 million. The primary items contributing to the increase were a $1.0 million increase professional services expense, a large portion of which was associated with the Company’s Sarbanes-Oxley project, a $0.2 million increase in pension expense, a $0.2 million increase in commercial insurance costs, a $0.2 million increase in property taxes, and a $0.2 million increase in depreciation expense. These items were offset partially by a decrease of approximately $1.0 million in health and medical costs, including retiree medical. The remainder of the increase is due to various other factors including normal wage increases.
Operating expenses for the twelve months ended June 30, 2004 increased by $6.8 million when compared to the twelve months ended June 30, 2003. The primary items contributing to the increase were a $1.4 million increase in professional services expense, a large portion of which was associated with the Company’s Sarbanes-Oxley project, a $1.1 million increase in pension expense, a $1.0 million increase in commercial insurance costs, a $1.0 million increase in uncollectible customer accounts, a $0.3 million increase in property taxes, and a $0.2 million increase in depreciation expense. These items were offset partially by a $0.8 million decrease in health and medical costs, primarily retiree medical. The remainder of the increase is due to various other factors including normal wage increases.

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

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003

			(in thousands)

Operating revenues	$2,144	$2,268	$4,494	$4,422	$9,072	$9,462
Other operating expenses	1,996	2,111	3,957	4,045	8,401	8,802

Operating income	$148	$157	$537	$377	$671	$660

The amounts in the above table include intercompany transactions.

OPERATING REVENUES - Operating revenues for IT Services for the three, six and twelve months ended June 30, 2004 were $2.1 million, $$4.5 million and $9.1 million, respectively, compared to operating revenues for the three, six and twelve months ended June 30, 2003 of $2.3 million, $4.4 million and $9.5 million, respectively.
The decrease in operating revenues of $0.2 million for the second quarter of 2004 when compared to the same period in 2003 was due primarily to fewer services provided to affiliate customers partially offset by additional services billed to non-affiliate customers. The increase in operating revenues of $0.1 million for the six month-period ending June 30, 2004 when compared to the same period ending June 30, 2003 was due primarily to an additional services billed to non-affiliate customers partially offset by fewer services provided to affiliate customers. The decrease in operating revenues of $0.4 million for the twelve months ended June 30, 2004 when compared to the same period ended June 30, 2003 was due primarily to fewer services provided to affiliate customers and lower pass-through costs, offset partially by an increase in business with non-affiliate customers.

OPERATING INCOME - Operating income for the three and twelve months ended June 30, 2004 was essentially unchanged when compared to the same periods ending June 30, 2003. Operating income for the six months ended June 30, 2004, increased by $0.1 million when compared to the same period ended June 30, 2003. The increase for the six-month period ending June 30, 2004 was due primarily to the increased revenue discussed above and cost reductions as a result of consolidating certain operations in 2003.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

PROPANE, PIPELINES AND STORAGE

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003

			(in thousands)

Operating revenues	$1,350	$1,414	$4,048	$4,241	$7,722	$7,645
Operating expenses	1,181	1,091	3,104	3,020	5,937	5,468

Operating income	$169	$323	$944	$1,221	$1,785	$2,177

OPERATING REVENUES - The operating revenues of the Company's propane, pipelines and storage business for the three, six and twelve-month periods ended June 30, 2004 were $1.4 million, $4.0 million and $7.7 million, respectively, compared to $1.4 million, $4.2 million and $7.6 million, respectively, for the same periods ended June 30, 2003. The decrease of $0.2 million for the six months ended June 30, 2004 was due primarily to lower propane sales due to warmer temperatures in the Company’s propane distribution service area compared to 2003 partially offset by an increase in the market price of propane. The increase of $0.1 million for the twelve months ended June 30, 2004 was due primarily to higher propane distribution revenues due to an increase in the market price of propane, offset partially by lower volumes of propane sold due to warmer weather in the Company’s propane distribution service area.

OPERATING INCOME - Operating income from the propane, pipelines and storage business for the three, six and twelve months ended June 30, 2004 decreased by $0.1 million, $0.3 million and $0.4 million, respectively, when compared to the same periods ending June 30, 2003. These decreases were due in part to lower volumes of propane sold due to warmer temperatures, and business tax refunds recorded in 2003 that did not recur in 2004. These items were offset partially by a decrease in depreciation expense during the six and twelve-month period ended June 30, 2004.

OTHER INCOME AND DEDUCTIONS

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003

			(in thousands)

Interest expense	$(11,126)	$(8,732)	$(22,746)	$(16,379)	$(46,052)	$(31,796)
Debt exchange and extinguishment costs	-	(24,030)	-	(24,030)	-	(24,030)
Other income	606	444	1,373	1,180	2,347	2,549

Total other income (deductions)	$(10,520)	$(32,318)	$(21,373)	$(39,229)	$(43,705)	$(53,277)

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OTHER INCOME AND DEDUCTIONS (Continued)

INTEREST EXPENSE - Interest expense for the three, six and twelve months ended June 30, 2004 increased by $2.4 million, $6.4 million and $14.3 million, respectively, when compared to the same periods ended June 30, 2003. Contributing to these increases were the adoption during 2003 of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). Dividends on company-obligated mandatorily redeemable trust preferred securities (“trust preferred securities”) issued by the Company’s capital trusts and interest expense on the Company’s debt held by the capital trusts incurred after July 1, 2003 has been reflected in interest expense as a result of adopting these accounting standards. For the three, six and twelve months ended June 30, 2004, this change accounts for $1.1 million, $2.1 million and $5.3 million, respectively of the increase in interest expense. Prior to July 1, 2003, such expenses were reflected in “Minority Interest – Dividends on Trust Preferred Securities” in the Company’s Consolidated Statements of Operations. Refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2003 Form 10-K for further information regarding these accounting standards.
The remainder of the increase in interest expense was due primarily to higher levels of long-term debt and an increase in amortization of debt issuance costs due to the issuance of additional long-term debt in 2003, partially offset by the impact of lower levels of short-term bank borrowings. A higher portion of the Company’s outstanding debt during the three, six and twelve-month periods ended July 30, 2004 was long-term, which has a higher rate of interest than the Company’s short-term bank credit facility.

DEBT EXCHANGE AND EXTINGUISHMENT COSTS – For the three, six and twelve months ended June 30, 2003, the Company’s Consolidated Statements of Operations reflects $24 million of debt exchange and extinguishment costs. In the second quarter of 2003, the Company completed a refinancing of certain of its long-term debt through the issuance of new senior unsecured notes and the exchange and repurchase of existing notes. In connection with the repurchase of existing notes, the Company paid approximately $24 million for make-whole premiums or similar items.

OTHER INCOME - Other income for both the three and six months ended June 30, 2004 increased by $0.2 million, when compared to the same periods ended June 30, 2003. The increase for the three and six month periods ended June 30, 2004 in comparison to the same periods ended June 30, 2003 was due primarily to an increase in interest income and a decrease in various non operating expenses, offset by a decrease in equity earnings from the investment in a gas storage partnership. Other income for the twelve months ended June 30, 2004 decreased by $0.2 million when compared to the same period ended June 30, 2003. The decrease during the twelve months ended June 30, 2004 when compared to the same period ended June 30, 2003 was due primarily to income from an engineering project performed by the gas distribution business for a third party, recorded in the third quarter of 2002. This decrease was offset partially by the factors contributing to the increase in other income for the three and six months ended June 30, 2004, as previously discussed.

INCOME TAXES

Income tax expense (benefit) was $(2.0) million, $5.5 million and $5.6 million, respectively, for the three, six and twelve months ended June 30, 2004 and $(9.0) million $(0.1) million and $3.4 million, respectively, for the same periods ended June 30, 2003. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes and minority interest.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

MINORITY INTEREST – DIVIDENDS ON COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARIES HOLDING SOLELY DEBT SECURITIES OF SEMCO ENERGY, INC., NET OF INCOME TAX

Dividends on trust preferred securities, net of income taxes, for the three, six and twelve-month periods ended June 30, 2004 decreased by $2.2 million, $4.3 million and $8.6 million, respectively, when compared to the same period ended June 30, 2003. These decreases are the result of reflecting dividends on trust preferred securities incurred after July 1, 2003 in interest expense, as discussed above in the “Interest Expense” section. In addition, the retirement of approximately $101 million of trust preferred securities in August 2003, also decreased dividends on trust preferred securities when compared to 2003. For further information on the retirement of the trust preferred securities, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2003 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS USED FOR INVESTING - The following table identifies capital investments for the three and twelve months ended June 30 2004 and 2003:

	Six Months Ended		Twelve Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Capital investments:
Property additions - gas distribution	$16,560	$11,322	$33,561	$27,663
Property additions - diversified businesses and other	312	935	1,220	3,254

	$16,872	$12,257	$34,781	$30,917

The Company’s expenditures for property additions were approximately $17 million for the six months of 2004. Expenditures for property additions during the remainder of 2004 are anticipated to be approximately $23 million. The annual estimate for capital expenditures is higher than previously indicated due to the cost of a river crossing project at APC that will now be born by the Company.

CASH FLOWS PROVIDED BY OPERATIONS - Net cash provided by operating activities for the six and twelve months ended June 30, 2004, when compared to the same periods of the prior year, increased by $45.0 million and $2.0 million, respectively. The change in operating cash flows is influenced significantly by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments. The change in cash provided by operating activities is also impacted by changes in the operating results of the Company’s businesses.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

CASH FLOWS PROVIDED BY FINANCING - Net cash provided by (used for) financing activities during the six and twelve-month periods ended June 30, 2004 was $(69.1) million and $(23.9) million, respectively, when compared to $(4.3) million and $26.8 million, respectively, for the same periods ended June 30, 2003.

	Three Months Ended		Twelve Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

		(in thousands)
Cash provided by (used in) financing activities:
Issuance of common stock, net of expenses	$1,968	$1,902	$3,395	$3,600
Issuance of convertible preference stock, net of expenses	45,598	-	45,598	-
Net change in notes payable, net of expenses	(82,335)	(65,103)	(57,032)	(29,924)
Isuance of long-term debt, net of redemptions	(30,087)	87,623	(8,088)	86,488
Debt exchange and extinguishment costs	-	(24,030)	-	(24,030)
Payment of dividends on common stock	(4,221)	(4,706)	(7,750)	(9,346)

	$(69,077)	$(4,314)	$(23,877)	$26,788

On June 24, 2004, the Company's Board of Directors voted to suspend the quarterly cash dividend on the Company’s common stock. The decision reflects the Board’s desire to retain cash in order to strengthen its balance sheet and to be better positioned to grow the Company’s regulated gas distribution business in the future.
During 2004 the Company issued through a private placement $50 million of Convertible Preference Stock and common stock warrants to K-1 GHM, LLLP, an affiliate of private equity firm k1 Ventures Limited. The Company issued the securities in two tranches. The issuance of the initial tranche for $31 million occurred on March 19, 2004. This tranche included 31,000 shares of Preference Stock and warrants to purchase 905,565 shares of the Company’s common stock. The issuance of the second tranche for $19 million occurred on June 1, 2004. The second tranche includes 19,000 shares of Preference Stock. The net proceeds (proceeds less issuance costs) from the two tranches amounted to approximately $46.3 million and were used to pay down short-term debt and invest in temporary cash investments. In June 2004, a portion of the proceeds invested in temporary cash investments was ultimately used to redeem all $29.9 million of its outstanding 8% Senior Notes Due 2010 at par. For further information, refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements.
On April 20, the Company’s Board of Directors declared a quarterly stock dividend on the Preference Stock of 295 shares of additional Preference Stock. The dividend was paid to Preference Stock shareholders of record at the close of business on April 30, 2004.

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

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company has a short-term bank credit facility, which consists of a $69 million multi-year revolver and a $45 million 364-day facility, both of which expire in June 2005. The 364-day facility also has a one-year term loan option. During the second quarter of 2004, the Company renewed the 364-day component of the short-term bank credit facility at $45 million. Prior to the renewal, the 364-day component of this facility was at $56 million. At June 30, 2004, there was approximately $4.9 million in letters of credit outstanding on the bank credit facility and approximately $109.1 million of the bank credit facility was unused. Refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements for additional information regarding the bank credit facility including a description of the covenants contained in the bank credit agreement.

OTHER MATTERS – During the first quarter of 2004, the Company began actively marketing the construction services business for sale. On July 30, 2004, the Company executed a definitive agreement to sell the assets of its construction services business to InfraSource Services, Inc. for approximately $20.8 million. The Company anticipates that the proceeds of this sale will be used to pay down indebtedness The Company also expects to receive additional cash of approximately $4 million from the refund of certain prepaid assets that are not included in the sale. Refer to Note 8 of the Condensed Notes to the Unaudited Consolidated Financial Statements for further information.
The Company’s ratio of earnings to fixed charges, as defined under Item 503 of SEC regulation S-K, was 1.32 for the twelve months ended June 30, 2004.

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

Item 2.       Changes in Securities and Use of Proceeds.

On March 19, 2004 the Company announced the private placement of up to $50 million of Convertible Preference Stock and common stock warrants to K-1 GHM, LLLP, an affiliate of private equity firm k1 Ventures Limited. The Company issued the securities in two tranches. The issuance of the initial tranche for $31 million occurred on March 19, 2004. This tranche included 31,000 shares of Preference Stock and warrants to purchase 905,565 shares of the Company’s common stock. The issuance of the second tranche for $19 million occurred on June 1, 2004. The second tranche included 19,000 shares of Preference Stock. For additional information on this private placement and the terms of conversion, refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements.

Item 3.       Default upon Senior Securities.

   Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

   At the May 24, 2004 Annual Meeting of Common Shareholders, the following nominees were elected as directors to hold office on the Board of Directors for a term of three years:

Name	Votes For	Votes Withheld

John M. Albertine	25,769,152	2,354,479

John R. Hinton	25,832,283	2,291,348

Donald W. Thomason	25,345,985	2,777,646

Also at the May 24, 2004 Annual Meeting of Common Shareholders, the following proposals were approved:

Proposal	For	Against	Abstain

Authorization of the issuance of Series B Preference Stock	13,468,878	3,096,374	362,201

Authorization to amend the Articles of Incorporation to increase the number of authorized Common Shares from 40,000,000 to 100,000,000	24,479,032	4,707,617	363,148

Authorization to amend the Bylaws as to number of Directors	27,053,017	2,144,432	352,348

Approval of the 2004 Stock Award and Incentive Plan	17,533,353	3,654,416	418,445

PART II - OTHER INFORMATION (Continued)

Item 5.       Other Information.

   Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

(a)   List of Exhibits - (See page 37 for the Exhibit Index.)

3.1
Articles of Incorporation of SEMCO Energy, Inc., as restated June 25, 1999, and amendments thereto through May 28, 2004, including Certificate of Designation of 6% Series B Convertible Preference Stock filed March 19, 2004.

3.2	Bylaws--last revised May 24, 2004.

4.1	Seventh Amendment to Credit Agreement dated as of May 19, 2004 among SEMCO Energy, Inc. as Borrower, various financial institutions and Standard Federal Bank N.A. as Agent.

4.2	Amended and Restated Credit Agreement dated as of June 25, 2004 among SEMCO Energy, Inc. as Borrower, various financial institutions and Standard Federal Bank N.A. as Agent.

12	Ratio of Earnings to Fixed Charges.

31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

The Company filed the following Form 8-K Reports during the second quarter of 2004: (1) report filed on April 29, 2004, to announce the Company’s financial results for the first quarter ended March 31, 2004; (2) report filed on June 2, 2004 to announce the private placement of $19 million of convertible preference stock to K-1 GHM, LLLP, an affiliate of private equity firm k1 Ventures Limited; (3) report filed on June 8, 2004 to announce the receipt of Order U-03-91(5) from the Regulatory Commission of Alaska in connection with the regulatory approvals sought by the Company and Atlas Pipeline Partners, L.P. in connection with the proposed sale of Alaska Pipeline Company to Atlas; (4) report filed on June 16, 2004 announcing the Company’s belief that it is not in breach of the Purchase and Sale Agreement dated September 16, 2003 concerning the proposed sale of Alaska Pipeline Company to Atlas Pipeline Partners, L.P.; and (5) report filed on June 24, 2004 announcing the suspension of the quarterly cash dividend on its Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMCO ENERGY, INC. (Registrant)

Date: August 6, 2004	By:	/s/ Michael V. Palmeri

Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEXForm 10-Q Second Quarter 2004

Exhibit No.	Description	Filed Herewith

3.1
Articles of Incorporation of SEMCO Energy, Inc., as restated June 25, 1999, and amendments thereto through May 28, 2004, including Certificate of Designation of 6% Series B Convertible Preference Stock filed March 19, 2004.
x

3.2	Bylaws--last revised May 24, 2004.	x

4.1	Seventh Amendment to Credit Agreement dated as of May 19, 2004 among SEMCO Energy, Inc. as Borrower, various financial institutions and Standard Federal Bank N.A. as Agent.	x

4.2	Amended and Restated Credit Agreement dated as of June 25, 2004 among SEMCO Energy, Inc. as Borrower, various financial institutions and Standard Federal Bank N.A. as Agent.	x

12	Ratio of Earnings to Fixed Charges.	x

31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

