Form 10-Q
period 2004-09-30
SEMCO ENERGY INC
filed 2004-11-09
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

The number of outstanding shares of the Registrant’s common stock as of October 31, 2004: 28,364,114

INDEX TO FORM 10-Q
For Quarter Ended September 30, 2004

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections of the registrant, SEMCO Energy, Inc. (the “Company”). Statements that are not historical facts, including without limitation, statements about the Company’s outlook, beliefs, plans, goals, and expectations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negatives of these terms or variations of them or similar terminology. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, the Company cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following:

•	the effects of weather and other natural phenomena;

•	the economic climate and growth in the geographical areas where the Company does business;

•	the capital intensive nature of the Company’s business;

•	increased competition within the energy industry as well as from alternative forms of energy;

•	the timing and extent of changes in commodity prices for natural gas and propane;

•	the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance and authorized rates;

•	the Company’s continued ability to procure its gas supply on reasonable credit terms;

•	the Company’s ability to remain in compliance with its debt covenants and accomplish its financing objectives in a timely and cost-effective manner;

•	the Company’s ability to maintain an effective system of internal controls;

•	the Company’s ability to execute its strategic plan effectively;

•	the Company’s ability to successfully conclude litigation and other dispute resolution proceedings; and

•	Changes in the performance of certain assets, which could impact the carrying amount of the Company’s existing goodwill.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003

OPERATING REVENUES
Gas sales	$45,460	$42,346	$310,909	$297,025	$441,819	$411,972
Gas transportation	5,577	5,668	21,113	19,781	29,069	26,476
Other	2,997	3,517	11,558	12,444	16,397	16,451
	54,034	51,531	343,580	329,250	487,285	454,899

OPERATING EXPENSES
Cost of gas sold	28,134	25,527	228,240	213,873	323,286	294,928
Operations and maintenance	17,618	15,587	51,155	47,592	68,713	60,936
Depreciation and amortization	6,900	6,804	20,723	20,631	27,540	27,399
Property and other taxes	2,874	2,808	8,730	8,251	11,220	10,776
	55,526	50,726	308,848	290,347	430,759	394,039

OPERATING INCOME	(1,492)	805	34,732	38,903	56,526	60,860

OTHER INCOME (DEDUCTIONS)
Interest expense	(10,527)	(11,944)	(33,273)	(28,323)	(44,635)	(36,158)
Debt exchange and extinguishment costs	-	-	-	(24,030)	-	(24,030)
Other	442	472	1,815	1,652	2,317	2,192
	(10,085)	(11,472)	(31,458)	(50,701)	(42,318)	(57,996)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(11,577)	(10,667)	3,274	(11,798)	14,208	2,864

INCOME TAX (EXPENSE) BENEFIT	4,242	4,160	(1,292)	4,265	(5,477)	(1,936)

Minority Interest - Dividends on company obligated mandatorily redeemable trust preferred securities of subsidiaries holding solely debt securities of SEMCO Energy, Inc., net of income tax benefit of $0, $0, $0, $2,316 $0 and $3,473	-	-	-	(4,300)	-	(6,450)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,335)	(6,507)	1,982	(11,833)	8,731	(5,522)

DISCONTINUED OPERATIONS
Loss from construction services operations, net of income tax benefit of $511, $3,511, $1,620, $6,043, $2,939 and $8,533	(1,531)	(18,334)	(3,551)	(22,965)	(5,457)	(24,698)
Gain (loss) on divestiture of construction services operations, net of income tax benefit (expense) of $(218), $0, $1,722, $0, $1,722 and $0	402	-	(4,698)	-	(4,698)	-
Gain on divestiture of engineering services operations, net of income tax expense of $0, $0, $0, $0, $0 and $1,276	-	-	-	-	-	10

NET INCOME (LOSS)	(8,464)	(24,841)	(6,267)	(34,798)	(1,424)	(30,210)

DIVIDENDS ON CONVERTIBLE PREFERENCE STOCK	1,153	-	2,083	-	2,083	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(9,617)	$(24,841)	$(8,350)	$(34,798)	$(3,507)	$(30,210)

EARNINGS PER SHARE - BASIC
Income (loss) from continuing operations	$(0.26)	$(0.28)	$0.07	$(0.58)	$0.31	$(0.28)
Discontinued operations	$(0.04)	$(0.79)	$(0.29)	$(1.13)	$(0.36)	$(1.24)
Net income (loss) available to common shareholders	$(0.34)	$(1.07)	$(0.30)	$(1.71)	$(0.12)	$(1.52)

EARNINGS PER SHARE - DILUTED
Income (loss) from continuing operations	$(0.26)	$(0.28)	$0.06	$(0.58)	$0.28	$(0.28)
Discontinued operations	$(0.04)	$(0.79)	$(0.29)	$(1.13)	$(0.36)	$(1.24)
Net income (loss) available to common shareholders	$(0.34)	$(1.07)	$(0.30)	$(1.71)	$(0.12)	$(1.52)

DIVIDENDS DECLARED PER SHARE	$-	$-	$0.075	$0.200	$0.225	$0.450

AVERAGE COMMON SHARES OUTSTANDING - BASIC	28,321	23,308	28,226	20,375	28,169	19,933
AVERAGE COMMON SHARES OUTSTANDING - DILUTED	28,321	23,308	32,900	20,375	31,669	19,933

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS
(In thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)

CURRENT ASSETS
Cash and temporary cash investments	$6,917	$2,683
Restricted cash	1,590	200
Receivables, less allowances of $2,007 and $2,387	14,059	49,633
Accrued revenue	10,631	45,213
Gas in underground storage, at average cost	78,507	59,029
Prepaid expenses	17,314	22,770
Regulatory asset - gas charges recoverable from customers	-	6,261
Materials and supplies, at average cost	5,545	4,681
Deferred income taxes	2,249	2,605
Other	1,368	2,415
	138,180	195,490

PROPERTY, PLANT AND EQUIPMENT
Gas distribution	686,609	661,927
Diversified businesses and other	40,137	88,589
	726,746	750,516
Less - accumulated depreciation	175,197	187,982
	551,549	562,534

DEFERRED CHARGES AND OTHER ASSETS
Goodwill	143,435	143,435
Unamortized debt expense	14,015	16,200
Regulatory assets	13,566	14,712
Note receivable	-	7,539
Other	11,909	11,309
	182,925	193,195

TOTAL ASSETS	$872,654	$951,219

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

LIABILITIES AND CAPITALIZATION
(In thousands, except for number of shares)

	September 30,	December 31,
	2004	2003
	(Unaudited)

CURRENT LIABILITIES
Notes payable	$-	$82,034
Accounts payable	13,397	18,998
Customer advance payments	15,688	17,323
Accrued interest	10,708	5,061
Regulatory liability - amounts payable to customers	4,569	5,222
Other	12,818	11,422
	57,180	140,060

DEFERRED CREDITS AND OTHER LIABILITIES
Regulatory liabilities	57,068	55,681
Deferred income taxes	23,522	26,679
Customer advances for construction	15,655	15,141
Pension and other postretirement costs	5,703	8,612
Other	893	1,621
	102,841	107,734

LONG-TERM DEBT	498,929	529,007

SERIES B CONVERTIBLE PREFERENCE STOCK, $1 PAR VALUE, 70,000 SHARES AUTHORIZED; 51,001 and 0 SHARES OUTSTANDING	47,291	-

COMMON SHAREHOLDERS' EQUITY
Common stock - $1 par value; 40,000,000 shares authorized; 28,343,976 and 28,059,438 shares outstanding	28,344	28,059
Capital surplus	216,790	214,779
Accumulated other comprehensive income (loss)	(6,808)	(6,972)
Retained earnings (deficit)	(71,913)	(61,448)
	166,413	174,418

TOTAL LIABILITIES AND CAPITALIZATION	$872,654	$951,219

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Nine Months Ended		Twelve Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net loss	$(6,267)	$(34,798)	$(1,424)	$(30,210)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	20,723	20,631	27,540	27,399
Depreciation and amortization in discontinued operations	443	6,118	2,157	8,213
Amortization of debt costs and debt basis adjustments included in interest expense	2,676	1,331	3,714	1,454
Accumulated deferred income taxes and amortization of investment tax credits	(2,801)	(3,345)	(10,304)	(648)
Non-cash impairment charges	-	20,474	-	18,742
Loss on divestiture of discontinued construction services business	6,420	-	6,420	-
Debt exchange and extinguishment costs	-	24,030	-	24,030
Changes in operating assets and liabilities and other, excluding the impact of business acquisitions and divestitures:
Receivables, net	29,424	23,032	6,600	11,644
Accrued revenue	33,137	26,708	1,973	(463)
Prepaid expenses	5,456	(927)	7,062	(1,136)
Materials, supplies and gas in undergroung storage	(20,533)	(31,418)	(13,340)	(24,774)
Regulatory asset - gas charges recoverable from customers	6,261	(15,403)	17,603	(12,163)
Accounts payable	(4,536)	(24,777)	4,959	(13,966)
Customer advances and amounts payable to customers	(1,774)	8,097	(5,310)	12,793
Other	5,613	(12,387)	6,681	(15,687)
NET CASH PROVIDED BY OPERATING ACTIVITIES	74,242	7,366	54,331	5,228

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Property additions - gas distribution	(25,694)	(19,844)	(34,173)	(28,050)
Property additions - diversified businesses and other	(408)	(1,689)	(562)	(2,137)
Proceeds from divestiture of discontinued construction services business, net of related expenses	19,290	-	19,290	-
Proceeds from other property sales, net of retirement costs	(744)	1,642	(703)	4,787
Proceeds from early retirement of a note receivable	7,839	-	7,839	-
Changes in other restricted cash	(1,390)	1,012	(1,390)	(200)
NET CASH USED FOR INVESTING ACTIVITIES	(1,107)	(18,879)	(9,699)	(25,600)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Issuance of common stock and common stock warrants, net of expenses	2,231	2,721	2,839	3,567
Issuance of convertible preference stock, net of expenses	45,590	-	45,590	-
Net change in notes payable, net of expenses	(82,374)	(18,004)	(104,170)	(10,584)
Issuance of long-term debt, net of expenses	(167)	197,503	50,261	197,450
Repayment of long-term debt	(29,960)	(138,162)	(30,107)	(138,227)
Debt exchange and extinguishment costs	-	(24,030)	-	(24,030)
Payment of dividends on common stock	(4,221)	(6,138)	(6,318)	(8,467)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(68,901)	13,890	(41,905)	19,709

CASH AND TEMPORARY CASH INVESTMENTS
Net increase	4,234	2,377	2,727	(663)
Beginning of period	2,683	1,813	4,190	4,853

End of period	$6,917	$4,190	$6,917	$4,190

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    -    SIGNIFICANT ACCOUNTING POLICIES

SEMCO Energy, Inc. and its subsidiaries operate three reportable business segments: (1) gas distribution, (2) information technology services and (3) propane, pipelines and storage. The latter two segments are sometimes referred to together as the “diversified businesses.” Reference to the “Company” in this document means SEMCO Energy, Inc., SEMCO Energy, Inc. and its subsidiaries, individual subsidiaries or divisions of SEMCO Energy, Inc. or the business segments discussed above, as appropriate in the context of the disclosure.
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

DISCONTINUED OPERATIONS - During the first quarter of 2004, the Company began accounting for its construction services business as a discontinued operation and reclassified prior periods accordingly. On September 3, 2004, the Company sold the assets of its construction services business to InfraSource Services, Inc. (“InfraSource”) for approximately $21.3 million. For additional information, refer to Note 8.

GOODWILL AND GOODWILL IMPAIRMENT - Goodwill represents the excess of purchase price and related costs over the value assigned to the net identifiable assets of businesses acquired. The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. In conjunction with the requirements of these Statements, the Company ceased goodwill amortization effective January 1, 2002.
The Company is also required to perform impairment tests on its goodwill annually or at any time when events occur which could impact the value of the Company’s business segments. If an impairment test of goodwill shows that the carrying amount of the goodwill is in excess of the fair value, a corresponding impairment loss would be recorded in the Consolidated Statements of Operations.
During 2003, it was determined that all of the goodwill associated with the Company’s construction services business ($17.6 million) was impaired. The $17.6 million before-tax charge for impairment of goodwill is reflected in the Company’s Consolidated Statements of Operations for the three, nine and twelve-month periods ending September 30, 2003, as part of the loss from the discontinued construction services operations.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1    -    SIGNIFICANT ACCOUNTING POLICIES (Continued)

The 2003 annual impairment tests were also performed for each of the Company’s other business units during the fourth quarter of 2003 and indicated that there was no impairment of goodwill.
The 2004 annual goodwill impairment test for the Company’s propane, pipelines and storage business unit was performed during the third quarter of 2004 and indicated that there was no impairment of goodwill. The 2004 annual impairment tests for the Company’s other business units will be conducted during the fourth quarter of 2004.
The following table summarizes changes in the carrying amount of goodwill for the nine-month period ending September 30, 2004.

		Information	Propane
	Gas	Technology	Pipelines &
	Distribution	Services	Storage	Total
	Segment	Segment	Segment	Company
(in thousands)

Balance as of December 31, 2003	$140,227	$152	$3,056	$143,435
Impairment charge	-	-	-	-

Balance as of September 30, 2004	$140,227	$152	$3,056	$143,435

PROPERTY, PLANT AND EQUIPMENT IMPAIRMENT - In addition to the goodwill impairment test discussed above, during 2003, the Company’s construction services business was also tested for impairment of long-lived assets under SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The long-lived assets were valued as part of an operating entity under the “held and used” model as prescribed in SFAS 144. As a result of this analysis, the Company recorded a $2.8 million before-tax charge in the third quarter of 2003 for the impairment of long-lived assets. The impairment charge is included in the Company’s Consolidated Statements of Operations for the three, nine and twelve-month periods ending September 30, 2003, as part of the loss from the operations of the discontinued construction services operations.
During the first quarter of 2004, the Company began accounting for its construction services business as a discontinued operation. On September 3, 2004, the Company sold the assets of its construction services business to InfraSource for approximately $21.3 million. Prior to the completion of the sale, the Company had recognized estimated losses of $7.0 million ($5.1 million after income taxes) for the write-down of the assets of the construction services business to their fair value less costs to sell under the “held for sale” model in SFAS 144. As a result of the sale, a gain of $0.6 million ($0.4 million after income taxes) was recognized in the third quarter of 2004, to adjust the total write-down on the sale of the assets of the construction services business to the actual write-down of $6.4 million ($4.7 million after taxes). The $4.7 million after-tax write-down is reflected in the Company’s Consolidated Statements of Operations as the loss on divestiture of the discontinued business for the nine and twelve months ended September 30, 2004. For further information see Note 8.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1    -    SIGNIFICANT ACCOUNTING POLICIES (Continued)

COMPREHENSIVE INCOME - The Company’s comprehensive income (loss) for the three, nine and twelve months ended September 30, 2004, and September 30, 2003, is summarized in the following table:

	Three months ended		Nine months ended		Twelve months ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003
			(in thousands)
Net income (loss) available to common shareholders	$(9,617)	$(24,841)	$(8,350)	$(34,798)	$(3,507)	$(30,210)

Minimum pension liability adjustment, net of income tax benefit (expense) of $0, $0, $0, $0, $(200) and $2,922	-	-	-	-	372	(5,427)

Unrealized derivative gain (loss) on interest rate hedge from an investment in an affiliate	134	12	164	85	332	4

Total other comprehensive income (loss)	$(9,483)	$(24,829)	$(8,186)	$(34,713)	$(2,803)	$(35,633)

STOCK BASED COMPENSATION - The Company accounts for all stock options using the intrinsic value method provided for under the provisions and related interpretations of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company has chosen to account for these transactions under APB 25 for purposes of determining net income but must present the pro forma disclosures required by SFAS 123 as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure.” Under the intrinsic value method, there was no compensation expense associated with stock options for the three, nine and twelve-month periods ending September 30, 2004, and 2003, respectively. If compensation expense had been determined in a manner consistent with the provisions of SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003

Net income (loss), available to common shareholders (000's)
As reported	$(9,617)	$(24,841)	$(8,350)	$(34,798)	$(3,507)	$(30,210)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	55	95	157	292	222	396
Pro forma	$(9,672)	$(24,936)	$(8,507)	$(35,090)	$(3,729)	$(30,606)

Earnings (loss) per share - basic
As reported	$(0.34)	$(1.07)	$(0.30)	$(1.71)	$(0.12)	$(1.52)
Pro forma	$(0.34)	$(1.07)	$(0.30)	$(1.72)	$(0.13)	$(1.54)
Earnings (loss) per share - diluted
As reported	$(0.34)	$(1.07)	$(0.30)	$(1.71)	$(0.12)	$(1.52)
Pro forma	$(0.34)	$(1.07)	$(0.30)	$(1.72)	$(0.13)	$(1.54)

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1    -    SIGNIFICANT ACCOUNTING POLICIES (Continued)

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES - The Company’s Consolidated Statements of Operations show $2.1 million of dividends on its convertible preference stock for both the nine and twelve-month periods ended September 30, 2004. These dividends have been paid, or are payable, in additional shares of stock, or what is commonly referred to as stock dividends. The issuance of stock dividends is a non-cash financing activity and therefore is not reflected in the Consolidated Statements of Cash Flows. Refer to Note 2 for further information regarding the issuance of stock dividends on convertible preference stock.
Under the terms of the agreement to sell the Company’s construction services business to InfraSource, approximately $2.0 million of the $21.3 million purchase price was held back by InfraSource pending the performance of certain activities by the Company. The $2.0 million was paid after September 30, 2004. The $2.0 million holdback is a non-cash investing activity for the nine and twelve-month periods ended September 30, 2004, and thus is not reflected in the Consolidated Statements of Cash Flows for those periods.

NOTE 2    -    SHORT-TERM AND LONG-TERM BORROWINGS AND CAPITALIZATION

SHORT-TERM BORROWINGS - The Company has a short-term bank credit facility, which consists of a $69 million multi-year revolver and a $45.2 million 364-day facility, both of which expire in June 2005. The 364-day facility also has a one-year term loan option. At September 30, 2004, there was approximately $5.6 million in letters of credit outstanding on the bank credit facility and approximately $108.6 million of the bank credit facility was unused.
Covenants in the Company’s bank credit agreement require maintenance at the end of each calendar quarter of a minimum net worth of $163.0 million, adjusted annually by 20% of annual net income and adjusted quarterly for certain issuances of stock (at September 30, 2004, the required minimum net worth is $212.1 million). In addition, the Company must maintain an interest coverage ratio of not less than 1.25 at the end of each calendar quarter, and a debt-to-capitalization ratio of 0.65 or less at the end of each calendar quarter. As of September 30, 2004, the Company was in compliance with all bank credit agreement covenants. Failure to comply with such covenants may result in a default with respect to the related debt and could lead to the acceleration of such debt or any instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. In such a case, there can be no assurance that the Company would be able to refinance or otherwise repay such indebtedness.
Net worth, as defined in the Company’s bank credit agreement, includes the Company’s common shareholders’ equity and convertible preference stock. Any goodwill and asset impairment charges related to the construction services business are excluded from common shareholders’ equity.
The interest coverage ratio, as defined in the Company’s bank credit agreement, represents a ratio of earnings to interest. Under the agreement, “earnings” represent operating income plus equity income from the Company’s 50% interest in a gas storage facility. “Interest,” under the agreement, represents interest expense paid or payable in cash.
The debt-to-capitalization ratio, as defined in the bank credit agreement, requires the Company to maintain on the last day of each fiscal quarter a ratio of funded debt to a measure of total capitalization that is the sum of the aggregate principal amount of such debt then outstanding, consolidated net worth as defined previously, and the principal amount of trust preferred securities then outstanding. For purposes of this agreement funded debt is defined as all debt having a final maturity of more than one year from the date of origin of such debt, all rentals due under all capitalized leases under which we are the lessee and off-balance sheet liabilities as defined in the bank credit agreement, plus an amount equal to the lowest 30-day average of short-term debt during the trailing twelve months, less $10 million, less the principal amount of trust preferred securities outstanding.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2    -    SHORT-TERM AND LONG-TERM BORROWINGS AND CAPITALIZATION (Continued)

LONG-TERM DEBT - In January 2004, the Company entered into an interest rate swap agreement with a financial institution in order to hedge $50 million of its $150 million 7 1/8% Notes due May 15, 2008. The swap agreement, which covers the Notes through maturity, effectively converts the fixed interest rate on the Notes to a floating interest rate and is being accounted for as a fair value hedge. On a semi-annual basis, the Company pays the counterparty a floating interest rate based on LIBOR plus a spread of 375 basis points and receives payments based on a fixed interest rate of 7 1/8%. Refer to Note 3 for additional information.
In June 2004, the Company called all $29.9 million of its outstanding 8% Senior Notes due 2010 at par. The Company utilized a portion of the net proceeds received from the issuance of Preference Stock, as discussed below, to redeem the Notes.

CONVERTIBLE PREFERENCE STOCK AND STOCK WARRANTS - During 2004, the Company issued through a private placement $50 million of Convertible Preference Stock (“Preference Stock”) and common stock warrants to K-1 GHM, LLLP, an affiliate of private equity firm k1 Ventures Limited (“K-1”). The Company issued the securities in two tranches. The issuance of the initial tranche for $31 million occurred on March 19, 2004. This tranche included 31,000 shares of Preference Stock and warrants to purchase 905,565 shares of the Company’s common stock. The warrants are detachable, have an exercise price of $6.6257 and expire on March 18, 2009. The issuance of the second tranche for $19 million occurred on June 1, 2004. The second tranche included 19,000 shares of Preference Stock.
The net proceeds (proceeds less issuance costs) from the two tranches amounted to approximately $46.3 million. These net proceeds were used to pay down short-term debt and make temporary investments in cash equivalents. A portion of the amount invested was later used to redeem $29.9 million of long-term notes as discussed previously and the remainder of the amount will be used to retire additional long-term debt in the future. The portion of the net proceeds associated with the warrants, approximately $0.7 million, is included in capital surplus in the common shareholders’ equity section of the Consolidated Statements of Financial Position.
The Company has authorized 70,000 shares of the Preference Stock with a par value of $1.00 per share. The Preference Stock is perpetual and is convertible into shares of the Company’s common stock at a conversion price of $6.6257 per share. If converted, the 51,001 shares of outstanding Preference Stock would represent approximately 7.7 million shares, or approximately 21%, of the Company’s outstanding common stock after giving effect to the conversion.
Non-cash dividends on the Preference Stock accrue at an annual rate of 6% for the first three years then increase annually by 1% to a maximum annual rate of 10%. Dividends are payable in additional shares of Preference Stock except that the holder of 10,000 or more shares of Preference Stock may elect, with respect to any dividend payment, to have the dividends payable in shares of the Company’s common stock. For dividends paid in shares of Preference Stock, such shares are valued at $1,000 per share. For dividends paid in shares of common stock, such shares are valued at the market value of the common stock for the 5 trading days immediately preceding the dividend payment date.
As discussed previously, dividends on the Preference Stock are payable at a rate that increases over time. For accounting purposes, it is assumed that the Preference Stock was issued at a discount in order to obtain this increasing-rate feature. The Company has determined that this discount is approximately $7.3 million. This discount is being amortized using the effective interest method and is reflected in the Consolidated Statement of Operations in dividends on convertible preference stock. As a result, the amount of dividends on the Preference Stock that the Company expenses in its Consolidated Statements of Operations will be higher than the actual dividends payable until the point in time that the actual dividends payable reach an annual rate of 10%.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2    -    SHORT-TERM AND LONG-TERM BORROWINGS AND CAPITALIZATION (Continued)

On June 24, 2004, the Company’s Board of Directors declared a quarterly stock dividend on the Preference Stock of 707 additional shares of Preference Stock. This dividend was paid to Preference Stock shareholders of record at the close of business on August 15, 2004.
On October 29, 2004, the Company’s Board of Directors declared a quarterly stock dividend on the Preference Stock of 765 additional shares of Preference Stock. The dividend will be paid to Preference Stock shareholders of record at the close of business on November 15, 2004.

COMMON STOCK EQUITY - On June 24, 2004, the Company's Board of Directors suspended the quarterly cash dividend on the Company’s common stock. This decision reflects the Board’s desire to retain cash in order to strengthen the Company’s balance sheet and to be better positioned to grow the Company’s regulated gas distribution business in the future.
The total cash dividends paid during the nine months ended September 30, 2004, amounted to $4.2 million, of which $0.5 million was reinvested by shareholders through participation in the Company’s Direct Stock Purchase and Dividend Reinvestment Plan (“DRIP”). During the three and nine months ended September 30, 2004, the Company issued approximately 14,000 and 174,000 shares of Company common stock, respectively, to meet the dividend reinvestment and stock purchase requirements of its DRIP participants. Also during the three and nine months ended September 30, 2004, the Company issued approximately 34,000 and 110,000 shares, respectively, of its common stock under certain of the Company's employee benefit plans.
As previously discussed, in March 2004, detachable warrants to purchase 905,565 shares of common stock were issued in conjunction with the issuance of the Preference Stock. The net proceeds associated with the warrants, approximately $0.7 million, are included in capital surplus in the common shareholders’ equity section of the Consolidated Statements of Financial Position at September 30, 2004.

NOTE 3    -    RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

The Company’s business activities expose it to a variety of risks, including commodity price risk and interest rate risk. The Company’s management identifies risks associated with the Company’s businesses and determines which risks it wants to manage and which types of instruments it should use to manage those risks.
The Company records all derivative instruments it enters into under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 137, SFAS 138 and SFAS 149, which were amendments to SFAS 133 (collectively referred to as “SFAS 133”). SFAS 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial position, as either an asset or liability, measured at its fair value. SFAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value are recorded in other comprehensive income for the portion of the change in value of the derivative that is an effective hedge.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3    -    RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS (CONTINUED)

An affiliate in which the Company has a 50% ownership interest uses a floating to fixed interest rate swap agreement to hedge the variable interest rate payments on a portion of its long-term debt. This swap is designated as a cash flow hedge, and the difference between the amounts paid and received under the swap is recorded as an adjustment to interest expense over the term of the agreement. The Company’s share of changes in the fair value of the swap are recorded in accumulated other comprehensive income until the swap is terminated. As a result of this interest rate swap agreement, the Company’s Consolidated Statements of Financial Position, at September 30, 2004, reflected a $0.3 million reduction in the Company’s equity investment in the affiliate and in accumulated other comprehensive income.
In January 2004, the Company entered into an interest rate swap agreement in order to hedge one third of its $150 million 7 1/8% Senior Notes due May 15, 2008. This agreement also qualifies under the provisions of SFAS 133 as a fair value hedge. In accordance with SFAS 133, the Company’s Consolidated Statements of Financial Position at September 30, 2004 included an asset of $0.1 million and a increase in long-term debt of $0.1 million for this interest rate swap.

NOTE 4    -    EARNINGS PER SHARE

The following table indicates the potential dilutive impact of the Company’s dilutive securities on average common shares outstanding and potential adjustments to the Company’s Consolidated Statements of Operations required when computing diluted earnings per share:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003
			(in thousands)
Potential dilutive impact on average common shares outstanding when calculating diluted earnings per share
Assumed conversion of convertible preference stock	$7,644	$-	$4,646	$-	$3,475	$-
Assumed exercise of stock options	25	27	28	26	25	19
Assumed exercise of stock warrants	-	-	-	-	-	-
Assumed failed remarketing and assumed retirement of trust preferred securities	-	4,368	-	7,278	-	7,645
Assumed cash settlement of stock purchase contracts	-	-	-	-	-	-

Potential income statement adjustments when calculating diluted earnings per share
Eliminate dividends on trust preferred securities assumed retired	$-	$1,136	$-	$5,681	$-	$7,953
Eliminate dividends on convertible preference stock assumed converted	$1,153	$-	$2,083	$-	$2,083	$-

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4    -    EARNINGS PER SHARE (Continued)

The following table outlines the computations of basic and diluted earnings per share for the three, nine and twelve months ended September 30, 2004, and 2003. The potential adjustments indicated in the previous table are not included in the following computations if their impact for a given period is antidilutive.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003
		(in thousands, except per share amounts)
Reconciliation of diluted earnings per share from income (loss) from continuing operations

Income (loss) from continuing operations
As reported	$(7,335)	$(6,507)	$1,982	$(11,833)	$8,731	$(5,522)
Adjustments to reconcile to income (loss) from continuing operations on a diluted basis:
Eliminate dividends on trust preferred securities assumed retired	-	-	-	-	-	-
Diluted	$(7,335)	$(6,507)	$1,982	$(11,833)	$8,731	$(5,522)

Average common shares outstanding
As reported	28,321	23,308	28,226	20,375	28,169	19,933
Adjustments to reconcile to average common shares outstanding on a diluted basis:
Assumed conversion of convertible preference stock	-	-	4,646	-	3,475	-
Assumed exercise of stock options	-	-	28	-	25	-
Assumed exercise of stock warrants	-	-	-	-	-	-
Assumed failed remarketing and assumed retirement of trust preferred securities	-	-	-	-	-	-
Assumed cash settlement of stock purchase contracts	-	-	-	-	-	-
Diluted	28,321	23,308	32,900	20,375	31,669	19,933

Earnings per share from income (loss) from continuing operations
Basic	$(0.26)	$(0.28)	$0.07	$(0.58)	$0.31	$(0.28)
Diluted	$(0.26)	$(0.28)	$0.06	$(0.58)	$0.28	$(0.28)

Reconciliation of diluted earnings per share from discontinued operations

Income (loss) from discontinued operations
As reported	$(1,129)	$(18,334)	$(8,249)	$(22,965)	$(10,155)	$(24,688)

Diluted	$(1,129)	$(18,334)	$(8,249)	$(22,965)	$(10,155)	$(24,688)

Average common shares outstanding
As reported	28,321	23,308	28,226	20,375	28,169	19,933
Adjustments to reconcile to average common shares outstanding on a diluted basis:
Assumed conversion of convertible preference stock	-	-	-	-	-	-
Assumed exercise of stock options	-	-	-	-	-	-
Assumed exercise of stock warrants	-	-	-	-	-	-
Assumed failed remarketing and assumed retirement of trust preferred securities	-	-	-	-	-	-
Assumed cash settlement of stock purchase contracts	-	-	-	-	-	-
Diluted	28,321	23,308	28,226	20,375	28,169	19,933

Earnings per share from income (loss) from discontinued operations
Basic	$(0.04)	$(0.79)	$(0.29)	$(1.13)	$(0.36)	$(1.24)
Diluted	$(0.04)	$(0.79)	$(0.29)	$(1.13)	$(0.36)	$(1.24)

Reconciliation of diluted earnings per share from net income (loss) available to common shareholders

Net income (loss) available to common shareholders
As reported	$(9,617)	$(24,841)	$(8,350)	$(34,798)	$(3,507)	$(30,210)
Adjustments to reconcile to net income (loss) available to common shareholders on a diluted basis:
Eliminate dividends on trust preferred securities assumed retired	-	-	-	-	-	-
Eliminate dividends on convertible preference stock assumed converted	-	-	-	-	-	-
Diluted	$(9,617)	$(24,841)	$(8,350)	$(34,798)	$(3,507)	$(30,210)

Average common shares outstanding
As reported	28,321	23,308	28,226	20,375	28,169	19,933
Adjustments to reconcile to average common shares outstanding on a diluted basis:
Assumed conversion of convertible preference stock	-	-	-	-	-	-
Assumed exercise of stock options	-	-	-	-	-	-
Assumed exercise of stock warrants	-	-	-	-	-	-
Assumed failed remarketing and assumed retirement of trust preferred securities	-	-	-	-	-	-
Assumed cash settlement of stock purchase contracts	-	-	-	-	-	-
Diluted	28,321	23,308	28,226	20,375	28,169	19,933

Earnings per share from net income (loss) available to common shareholders
Basic	$(0.34)	$(1.07)	$(0.30)	$(1.71)	$(0.12)	$(1.52)
Diluted	$(0.34)	$(1.07)	$(0.30)	$(1.71)	$(0.12)	$(1.52)

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5    -    BUSINESS SEGMENTS

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
In November 2003, the Company announced that its Board of Directors had instructed management to pursue the sale of the Company’s construction services business. During the first quarter of 2004, the Company began accounting for this business as a discontinued operation. As a result, the operating results of the construction services business are segregated and reported as discontinued operations in the Consolidated Statements of Operations. The construction services business is no longer considered one of the Company’s business segments and, therefore, prior period segment information has been reclassified to exclude the construction services business. On September 3, 2004, the Company sold the assets of its construction services business to InfraSource Services, Inc. For further information, refer to Note 8.
The Company’s gas distribution segment distributes and transports natural gas to approximately 275,000 customers in the state of Michigan and approximately 117,000 customers in the state of Alaska. The information technology service segment (“IT Services”) is headquartered in Michigan and provides IT infrastructure outsourcing services, and other IT services with a focus on mid-range computers, particularly the IBM I-Series (AS-400) platform. The Company has begun to reorganize its IT Services’ operations to focus them primarily on the Company’s internal technology needs and will continue to evaluate these operations. The propane, pipelines and storage segment sells more than four million gallons of propane annually to retail customers in Michigan’s upper peninsula and northeast Wisconsin and owns natural gas transmission and storage facilities in Michigan.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5    -    BUSINESS SEGMENTS (Continued)

The accounting policies of the operating segments are the same as those described in Notes 1 and 11 of the Notes to the Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K, except that intercompany transactions have not been eliminated in determining individual segment results. The following table provides business segment information as well as a reconciliation ("Corporate and other") of the segment information to the applicable line in the Consolidated Financial Statements. Corporate and other includes corporate expenses not allocated to segments, intercompany eliminations and results of other smaller operations.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003
			(in thousands)
Operating revenues
Gas distribution	$52,235	$49,848	$336,463	$322,222	$477,130	$444,895
Information technology services	2,294	2,253	6,788	6,675	9,113	9,205
Propane, pipelines and storage	1,254	1,198	5,302	5,439	7,778	7,746
Corporate and other (a)	(1,749)	(1,768)	(4,973)	(5,086)	(6,736)	(6,947)
Total operating revenues	$54,034	$51,531	$343,580	$329,250	$487,285	$454,899

Operating income (loss)
Gas distribution	$(885)	$969	$35,351	$37,782	$56,791	$58,877
Information technology services	155	(4)	692	373	830	608
Propane, pipelines and storage	192	195	1,136	1,416	1,782	2,145
Corporate and other	(954)	(355)	(2,447)	(668)	(2,877)	(770)
Total operating income	$(1,492)	$805	$34,732	$38,903	$56,526	$60,860

Depreciation and amortization expense
Gas distribution	$6,507	$6,346	$19,496	$19,168	$25,856	$25,463
Information technology services	130	175	439	515	608	683
Propane, pipelines and storage	220	218	663	767	881	1,003
Corporate and other	43	65	125	181	195	250
Total depreciation and amortization expense	$6,900	$6,804	$20,723	$20,631	$27,540	$27,399

(a)	Includes the elimination of intercompany information technology services revenue of $1,699,000, $4,824,000 and $6,539,000 for the three, nine and twelve months ended September 30, 2004, respectively, and $1,725,000, $4,961,000 and $6,780,000 for the three, nine and twelve months ended September 30, 2003, respectively.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6    -    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the components of the Company’s net pension benefit and net other postretirement benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003

Components of net benefit cost
Service cost	$546	$466	$1,640	$1,399	$2,107	$1,921
Interest cost	1,095	1,075	3,281	3,224	4,355	4,280
Expected return on plan assets	(1,203)	(1,203)	(3,611)	(3,609)	(4,814)	(5,012)
Amortization of transition obligation	-	6	2	17	8	27
Amortization of prior service cost	24	30	72	89	102	129
Amortization of net loss	383	266	1,151	799	1,417	865
Net benefit cost	$844	$640	$2,534	$1,919	$3,174	$2,210

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003

Components of net benefit cost
Service cost	$95	$89	$273	$266	$362	$356
Interest cost	486	612	1,394	1,835	2,006	2,430
Expected return on plan assets	(508)	(412)	(1,434)	(1,235)	(1,846)	(1,747)
Amortization of transition obligation	3	103	51	310	154	540
Amortization of prior service cost	(72)	(15)	(216)	(44)	(231)	(44)
Amortization of net (gain) or loss	45	106	151	317	257	179
Amortization of regulatory asset	225	225	675	674	900	899
Net benefit cost	$274	$708	$894	$2,123	$1,602	$2,612

The Company adopted Financial Accounting Standards Board Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ” (“FSP 106-2”) in the third quarter of 2004. The impact of the adoption of FSP 106-2 reduced postretirement medical expense by approximately $0.15 million for the three months ended September 30, 2004, and approximately $0.4 million for the nine months ended September 30, 2004. The Company expects the adoption of FSP 106-2 to result in a total reduction in post-retirement medical expense of approximately $0.6 million for 2004. In addition, as a result of the adoption of FSP106-2, accumulated postretirement benefit obligation has been reduced by $3.8 million.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6    -    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

The effect of the adoption of FSP 106-2 on the first and second quarters of 2004 is as follows:

	March 31	June 30
	2004	2004

Net income (loss) available to common shareholders as reported	$7,881	$(6,898)
Effect of adoption of FSP 106-2.	142	142

Net income (loss) available to common shareholders as revised	$8,023	$(6,756)

Basic earnings per share as reported	$0.28	$(0.24)
Effect of adoption of FSP 106-2.	0.01	0.00

Basic earnings per share as revised	0.29	(0.24)

Diluted earnings per share as reported	$0.28	$(0.24)
Effect of adoption of FSP 106-2.	0.00	0.00

Diluted earnings per share as revised	0.28	(0.24)

Average common shares outstanding - basic	28,117	28,238

Average common shares outstanding - diluted	28,773	28,238

NOTE 7    -    COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS - Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. The Company owns seven Michigan sites which formerly housed such manufacturing facilities and expects that it will ultimately incur investigation and remediation costs at some of these sites. Additionally, the Company has closed a related site with the approval of the appropriate environmental regulatory authority in the state of Michigan, and has developed plans and conducted preliminary field investigations at two other sites. The Company is also engaged in activities at two other sites, which are not manufactured gas sites. One site is being actively remediated and the other is in the investigative stage.
The Company is in the process of estimating its liabilities and potential costs in connection with these sites, but these estimates are not yet available. In accordance with a Michigan Public Service Commission (“MPSC”) accounting order, environmental investigation and remediation costs incurred in the MPSC jurisdictional areas will be deferred and amortized over ten years. Rate recognition of the related amortization expense will not begin until after a prudence review in a general rate case.

OTHER - In the normal course of business, the Company may be a party to certain lawsuits and administrative proceedings before various courts and government agencies. The Company also may be involved in private dispute resolution proceedings. These lawsuits and proceedings may involve personal injury, property damage, contractual issues and other matters. Management cannot predict the outcome of any pending or threatened litigation or of actual or possible claims. Except as otherwise stated, management believes resulting liabilities, if any, will not have a material adverse impact upon the Company’s financial position or results of operations.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7    -    COMMITMENTS AND CONTINGENCIES (Continued)

Additionally, in late March 2003, the Company was named in a putative class-action lawsuit alleging that the approximately 30 defendants, including SEMCO Energy, Inc. and SEMCO Energy Ventures, Inc., engaged in practices that violated the Sherman Anti-Trust Act and tortiously interfered with the business of the plaintiffs. In October 2003, the plaintiff voluntarily dismissed this action in the jurisdiction in which the action was originally filed and gave the Company notice that it would refile the complaint in a different jurisdiction. In November 2003, the plaintiff filed a separate but similar lawsuit against SEMCO Energy Services, Inc., a company subsidiary no longer actively engaged in business and whose operations were sold in 1999. This lawsuit was voluntarily dismissed by the plaintiff in July 2004. A variation of the aforementioned putative class action lawsuit was filed in July 2004. Neither the Company nor any of its subsidiaries were named as defendants. In late October 2004, plaintiffs filed an amended complaint naming, among others, SEMCO Energy Services, Inc. and SEMCO Pipeline Company as additional defendants. The amended lawsuit alleges violations of the Sherman Antitrust Act, the West Virginia Antitrust Act and various common law claims. While management cannot predict the outcome of this litigation, management believes that the Company has substantial defenses to the claims in this lawsuit, which is not expected to have a material adverse impact on the Company’s financial position or results of operations.
In September 2003, the Company entered into a Purchase and Sale Agreement, dated September 16, 2003, to sell its wholly-owned subsidiary, Alaska Pipeline Company (“APC”), to Atlas Pipeline Partners, L.P. (“Atlas”) for $95 million. Pursuant to the Agreement, in October 2003, the Company and Atlas filed an application with the Regulatory Commission of Alaska (“RCA”) seeking its final order approving the transfer, a Special Contract and certain other elements of the transaction specified in the Agreement and in the application. Several other parties intervened in this proceeding before the RCA and, as a result of negotiations, on March 26, 2004, the Company, Atlas and the interveners submitted to the RCA a written Stipulation attaching a proposed final order (“PFO”), which the parties requested that the RCA enter in this matter. After a hearing, the RCA on April 20, 2004 issued Order U-03-91(4) on the Stipulation, which approved the transfer but which was not in the form of the requested PFO and did not on its face appear specifically to grant certain other approvals required by the agreement and sought by all parties. On May 5, 2004 the Company filed a motion with the RCA seeking, on an expedited basis, clarification (or, in the alternative, reconsideration) of its order. In response, on June 4, 2004, the RCA issued Order U-03-91(5) entitled “Order Granting Reconsideration, Vacating Order U-03-91(4), Rejecting Stipulation, Approving Transfer of Control, Allowing Parties to Request Further Proceedings, and Finding Motions For Expedited Consideration Moot,” which vacated the prior order and explicitly refused to grant four of the five regulatory approvals required for closing the transaction.
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
In response to the Company’s notice, on July 23, 2004, Atlas initiated an arbitration proceeding with the American Arbitration Association, alleging that the Company breached and wrongfully terminated the Agreement and seeking compensatory damages from the Company of not less than $94.3 million.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7    -    COMMITMENTS AND CONTINGENCIES (Continued)

The arbitration proceeding is now in the discovery phase and, by agreement of the parties, the arbitration is now scheduled to be concluded by April 8, 2005, subject to the arbitrator’s ability to extend this date by up to 45 days for issuance of his final award. The Company has denied the allegations made by Atlas and continues to defend itself against Atlas’s claims. Management believes that the Company did not breach the Agreement and was legally entitled to terminate the Agreement when required regulatory approvals were not timely received from the RCA.
Notwithstanding Management’s views, the Company is unable to predict the outcome of this arbitration (including whether the arbitrator will find the Company liable to Atlas and, if so, in what amount, if any, and whether such amount will be material to the Company’s financial position or results of operations); nor can the Company give any assurances regarding the timeframe for completing this dispute resolution process.
In connection with the issuance of Preference Stock and warrants (“Warrants”) to K-1 during 2004, the Company agreed to seek certain rulings from the RCA. This obligation would be satisfied if the RCA: (i) finds that the purchase of the Preference Stock and Warrants by K-1, and the conversion or exercise of the Preference Stock or Warrants, as applicable, are not, and will not be, deemed an acquisition of controlling interest in a corporation holding a certificate of public convenience and necessity (a “Control Change”) or otherwise constitute transactions requiring RCA approval; (ii) declares that RCA approval of such transactions is not required; or (iii), if the Company so elects, approves the Control Change. If the Company does not obtain such rulings from the RCA prior to the first anniversary of the issuance of the Preference Stock and Warrants to K-1, the dividends payable on the Preference Stock increase, by quarter, subject to a cap, until such rulings are received.
By petition filed on June 17, 2004, the Company asked the RCA to rule that the purchase of the Preference Stock and Warrants by K-1, and the conversion or exercise of the Preference Stock or Warrants, as applicable, are not, and will not be, deemed a Control Change or otherwise constitute transactions requiring RCA approval. On September 22, 2004, the RCA issued an order finding that the RCA did not have the authority to make the requested determination without the Company’s filing an application for approval of a Control Change. On October 7, 2004, the Company asked the RCA to reconsider its order, on an expedited basis.
The Company is unable to predict the outcome of this RCA proceeding; nor can the Company give any assurances regarding the timeframe for completing this or any related proceeding.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Company’s 2003 Annual Form 10-K for further details regarding other commitments and contingencies.

NOTE 8    -    DIVESTITURES AND DISCONTINUATION OF OPERATIONS

The Company began actively marketing the construction services business for sale during the first quarter of 2004. As a result, the Company has accounted for the business as a discontinued operation and, accordingly, the operating results and the estimated loss on the disposal of this business are segregated and reported as discontinued operations in the Consolidated Statements of Operations. On September 3, 2004, the Company sold the assets of its construction services business to InfraSource Services, Inc. for approximately $21.3 million. The net proceeds of this sale were initially invested in cash equivalents and will later be used to pay down indebtedness. The Company has also received approximately $0.8 million in proceeds from the sale of other assets related to the construction services business that were not part of the InfraSource sale and expects to receive additional cash of approximately $3.2 million from the refund of certain prepaid assets related to the construction services business that also were not part of the sale.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8    -    DIVESTITURES AND DISCONTINUATION OF OPERATIONS (Continued)

Operating losses, net of income taxes, from the discontinued operations were $1.5 million, $3.6 million and $5.5 million, respectively, for the three, nine and twelve-month periods ending September 30, 2004, and $18.3 million, $23.0 million and $24.7 million, respectively, for the three, nine and twelve-month periods ending September 30, 2003. Also included in discontinued operations for the nine months and twelve months ended September 30, 2004, is a loss of $4.7 million, net of income taxes, that the Company incurred on the disposal of the discontinued segment. The Company had recorded an initial estimated impairment loss of $5.1 million during the first half of 2004. A gain of $0.4 million was recorded in the third quarter of 2004 to adjust the estimated loss to reflect the actual loss amount.
Components of amounts reflected in the Consolidated Statements of Operations and the Consolidated Statements of Financial Position for the construction services business are presented in the following table.

Consolidated Statement of Income Data:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003
			(in thousands)

Revenues	$10,947	$22,615	$34,099	$52,965	$53,534	$73,820
Operating expenses	12,711	23,703	38,546	60,459	60,980	85,110
Goodwill impairment charge	-	17,649	-	17,649	-	17,649
Asset impairment charge	-	2,825	-	2,825	-	2,825
Operating loss	(1,764)	(21,562)	(4,447)	(27,968)	(7,446)	(31,764)
Other deductions	(278)	(283)	(724)	(1,040)	(950)	(1,467)
Income tax benefit	511	3,511	1,620	6,043	2,939	8,533
Loss from discontinued operations	$(1,531)	$(18,334)	$(3,551)	$(22,965)	$(5,457)	$(24,698)

Gain (loss) on divestiture of discontinued operations, net of income taxes	$402	$-	$(4,698)	$-	$(4,698)	$10

Consolidated Statements of Financial Position Data

	September 30,	December 31,
	2004	2003
	(in thousands)

Current assets	$-	$11,151
Property, plant and equipment, net	-	19,174
Deferred charges and other assets, net	-	133
Current liabilities	-	(1,767)

Net assets of discontinued operations held for sale	$-	$28,691

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

SUMMARY OF RESULTS OF OPERATIONS

The Company had a net loss available to common shareholders of $9.6 million (or $0.34 per share) for the three months ended September 30, 2004, compared to a net loss of $24.8 million (or $1.07 per share) for the three months ended September 30, 2003. The $15.2 million improvement in results is attributable, in part, to a decrease of $17.2 million in losses from the Company’s discontinued construction services operations. This was partially offset by a decrease in operating income of $2.3 million, or $1.5 million net of income taxes, and an increase in financing costs of $0.2 million net of income taxes. The change in financing costs consists of an increase in dividends on convertible preference stock, partially offset by a decrease in interest expense.
The Company had a net loss available to common shareholders of $8.4 million (or $0.30 per share) for the nine months ended September 30, 2004, compared to a net loss of $34.8 million (or $1.71 per share) for the nine months ended September 30, 2003. The $26.4 million improvement in results was due primarily to a $14.7 million decrease in losses from discontinued operations, a $14.6 million decrease in financing costs, net of income taxes, partially offset by a decrease in operating income of $4.2 million, or $2.7 million net of income taxes. The change in financing costs consists of an increase in dividends on convertible preference stock and interest expense, partially offset by a decrease in dividends on trust preferred securities and debt exchange and extinguishment costs.
The Company had a net loss available to common shareholders of $3.5 million (or $0.12 per share) for the twelve months ended September 30, 2004, compared to $30.2 million (or $1.52 per share) for the twelve months ended September 30, 2003. The $26.7 million improvement in results was due primarily to a $14.5 million decrease in losses from discontinued operations, a $14.5 million decrease in financing costs, net of income taxes, partially offset by a decrease in operating income of $4.3 million, or $2.8 million net of income taxes. The change in financing costs consists of an increase in dividends on convertible preference stock and interest expense, partially offset by a decrease in dividends on trust preferred securities and debt exchange and extinguishment costs.
All references to earnings per share in this Management's Discussion and Analysis are on a diluted basis. For information related to the calculation of diluted earnings per share, refer to Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

SUMMARY OF RESULTS OF OPERATIONS (Continued)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003
	(in thousands, except per share amounts)

Operating revenues	$54,034	$51,531	$343,580	$329,250	$487,285	$454,899
Operating expenses	55,526	50,726	308,848	290,347	430,759	394,039
Operating income	$(1,492)	$805	$34,732	$38,903	$56,526	$60,860
Other income (deductions)	(10,085)	(11,472)	(31,458)	(50,701)	(42,318)	(57,996)
Income tax (expense) benefit	4,242	4,160	(1,292)	4,265	(5,477)	(1,936)
Minority interest - dividends on trust preferred securities, net of income tax	-	-	-	(4,300)	-	(6,450)
Income (loss) from continuing operations	$(7,335)	$(6,507)	$1,982	$(11,833)	$8,731	$(5,522)
Loss from discontinued operations, net of income taxes	(1,129)	(18,334)	(8,249)	(22,965)	(10,155)	(24,688)
Net income (loss)	$(8,464)	$(24,841)	$(6,267)	$(34,798)	$(1,424)	$(30,210)
Dividends on convertible preference stock	1,153	-	2,083	-	2,083	-
Net income (loss) available to common shareholders	$(9,617)	$(24,841)	$(8,350)	$(34,798)	$(3,507)	$(30,210)

Earnings per share - basic
Income (loss) from continuing operations	$(0.26)	$(0.28)	$0.07	$(0.58)	$0.31	$(0.28)
Net income (loss) available to common shareholders	$(0.34)	$(1.07)	$(0.30)	$(1.71)	$(0.12)	$(1.52)

Earnings per share - diluted
Income (loss) from continuing operations	$(0.26)	$(0.28)	$0.06	$(0.58)	$0.28	$(0.28)
Net income (loss) available to common shareholders	$(0.34)	$(1.07)	$(0.30)	$(1.71)	$(0.12)	$(1.52)

Average common shares outstanding - basic	28,321	23,308	28,226	20,375	28,169	19,933
Average common shares outstanding - diluted	28,321	23,308	32,900	20,375	31,669	19,933

DISCONTINUED OPERATIONS

During the first quarter of 2004, the Company began accounting for its construction services business as a discontinued operation and reclassified prior periods accordingly. On September 3, 2004, the Company sold the assets of that business for approximately $21.3 million. Refer to Note 8 of the Condensed Notes to the Unaudited Consolidated Financial Statements for further information. The net loss available for common shareholders for the three, nine and twelve months ended September 30, 2004, and 2003, includes net losses associated with the discontinued construction services business, including net losses from operations and the net loss incurred on the disposition of this business. The net losses from the operations of the discontinued business for the three and nine months ended September 30, 2004, were $1.5 million and $3.6 million, respectively. By comparison, the net losses for the three and nine months ended September 30, 2003, included net losses from the operations of the discontinued business of $18.3 million and $23.0 million, respectively. The operating losses from discontinued operations for the three and nine months ended September 30, 2003, reflect a $17.6 million charge ($15.6 million, net of taxes) for impairment of goodwill at the Company’s discontinued construction services business and a $2.8 million charge ($1.8 million, net of taxes) for the impairment of long-lived assets, both of which were incurred in the third

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

DISCONTINUED OPERATIONS (Continued)

quarter of 2003. For further information on these charges, refer to Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2003 Form 10-K. Also included in discontinued operations for the nine months ended September 30, 2004, is a loss of $4.7 million, net of income taxes, that the Company incurred on the disposal of the discontinued segment. The Company had recorded an initial estimated loss of $5.1 million during the first half of 2004. A gain of $0.4 million was recorded in the third quarter of 2004 to adjust the estimated loss to reflect the actual loss amount.
Net losses associated with discontinued operations for the twelve months ended September 30, 2004, and 2003, were $10.2 million and $24.7 million, respectively. The loss from discontinued operations for the twelve months ended September 30, 2004, includes $5.5 million of losses from the operations of the construction services business, net of income taxes, and the loss of $4.7 million, net of income taxes, from the disposal of the discontinued segment, as previously discussed. The loss from discontinued operations for the twelve months ended September 30, 2003, includes $24.7 million of losses from the operations of the construction services business, net of income taxes. The $24.7 million operating loss from discontinued operations for the twelve months ended September 30, 2003, reflects the $17.6 million charge ($15.6 million, net of taxes) for impairment of goodwill and the $2.8 million charge ($1.8 million, net of taxes) for the impairment of long lived-assets, as discussed above.

PENDING ARBITRATION PROCEEDING

In September 2003, the Company also entered into a Purchase and Sale Agreement to sell Alaska Pipeline Company, which is a component of the Company’s gas distribution segment, to Atlas for $95 million. By letter dated July 1, 2004, the Company gave notice of termination of this Agreement. This followed the failure of the parties to receive from the RCA the approvals required as a condition to close the transaction. As a result, the Company recorded with respect to the second quarter of 2004, a write-off of expenses incurred in connection with the proposed transaction amounting to approximately $1.0 million, or $0.6 million after income taxes. In response to the Company’s notice, Atlas initiated an arbitration proceeding with the American Arbitration Association, alleging that the Company breached and wrongfully terminated the Agreement and seeking compensatory damages from the Company of not less than $94.3 million. The Company has denied the allegations made by Atlas and continues to defend itself against Atlas’s claims. For further information, refer to Note 7 of the Condensed Notes to the Unaudited Consolidated Financial Statements. In addition to the write-off of the $1.0 million in expense incurred in connection with the unsuccessful sale of APC mentioned above, the Company has incurred legal and professional fees associated with the pending arbitration proceeding, and those amounts are reflected in the operating expenses of the Corporate and Other business segment.

BUSINESS SEGMENTS AND OPERATING INCOME

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

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

BUSINESS SEGMENTS AND OPERATING INCOME (Continued)

The Company's largest business segment, natural gas distribution, is seasonal in nature and depends on the winter months for the majority of its operating revenue. As a result, a substantial portion of the Company's annual income is earned during the first and fourth quarters of the year. Therefore, the Company's results of operations for the three and nine months ended September 30, 2004, and 2003 are not necessarily indicative of results for a full year.
The business segment analyses and other discussions on the next several pages provide additional information regarding variations in operating results when comparing the three, nine and twelve-month periods ended September 30, 2004, to the same periods of the prior year. The Company evaluates the performance of its business segments based on the operating income generated. Operating income does not include income taxes, interest expense, discontinued operations or other non-operating income and expense items. A review of the non-operating items follows the business segment discussions.
Consolidated operating income (loss) for the three, nine and twelve months ended September 30, 2004, was $(1.5 million), $34.7 million and $56.5 million, respectively. By comparison, for the same periods ended September 30, 2003, consolidated operating income was $0.8 million, $38.9 million and $60.9 million, respectively. The corporate and other segment accounted for $0.6 million of the decrease in three-month results, $1.8 million of the decrease in nine-month results, and $2.1 million of the decrease in twelve-month results. The decrease in results for the corporate and other segment was primarily the result of an increase in professional fees due primarily to fees incurred in connection with the unsuccessful sale of APC and the related arbitration proceeding discussed previously.

THE IMPACT OF WEATHER

The Company’s largest business segment is natural gas distribution and, as a result, temperature fluctuations have a significant impact on operating results. The Company believes that information about the estimated impact on operating results of warmer or colder than normal temperatures is useful for understanding this business. For further information about the estimated impact of warmer or colder than normal weather and how such information is calculated, refer to the Management’s Discussion and Analysis - Results of Operations section in Item 7 of the Company’s 2003 Form 10-K.
Temperatures during the third quarter of 2004 were warmer than normal in both Alaska and Michigan by 8.2% and 1.5%, respectively. During the first nine months of 2004, temperatures were warmer than normal in Alaska by 3.1% and slightly colder than normal in Michigan by 0.2%. The Company has estimated that the variations from normal temperatures in Alaska and Michigan combined, decreased net income by approximately $0.3 million during the third quarter of 2004 and decreased net income approximately $0.9 million during the nine months ended September 30, 2004.
By comparison, temperatures during the third quarter of 2003 were warmer than normal in both Alaska and Michigan by 8.5% and 3.8%, respectively. For the nine months ended September 30, 2003, temperatures were warmer than normal in Alaska by 10.5% and colder than normal in Michigan by 10.0%. The Company has estimated that the variations from normal temperatures in Alaska and Michigan combined, decreased net income by approximately $0.3 million during the third quarter of 2003 and $0.2 million during the nine months ended September 30, 2003.

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
The gas distribution business had an operating loss of $0.9 million for the quarter ended September 30, 2004, compared to operating income of $1.0 million for the quarter ended September 30, 2003.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003
			(dollars in thousands)

Gas sales revenues	$45,460	$42,346	$310,909	$297,025	$441,819	$411,972
Cost of gas sold	28,134	25,527	228,240	213,873	323,286	294,928

Gas sales margin	$17,326	$16,819	$82,669	$83,152	$118,533	$117,044
Gas transportation revenue	5,577	5,668	21,113	19,781	29,069	26,476
Other operating revenue	1,198	1,834	4,441	5,416	6,242	6,447

Gross margin	$24,101	$24,321	$108,223	$108,349	$153,844	$149,967
Other operating expenses	24,986	23,352	72,872	70,567	97,053	91,090

Operating income (loss)	$(885)	$969	$35,351	$37,782	$56,791	$58,877

Volumes of gas sold (MMcf)	5,464	5,471	45,052	46,016	66,308	67,499
Volumes of gas transported (MMcf)	13,978	12,815	42,715	38,338	55,735	49,073

Number of customers at end of period	391,777	384,930	391,777	384,930	391,777	384,930
Degree Days
Alaska	829	835	6,309	5,811	9,882	8,711
Michigan	194	178	4,421	4,825	6,659	7,353
Percent colder (warmer) than normal
Alaska	(8.2)%	(8.5)%	(3.1)%	(10.5)%	(3.3)%	(14.1)%
Michigan	(1.5)%	(3.8)%	.2%	10.0%	(1.7)%	9.2%

The amounts in the above table include intercompany transactions.

GAS SALES MARGIN - During the three months ended September 30, 2004, gas sales margin increased by approximately $0.5 million when compared to the same period in 2003. The increase during the third quarter of 2004, when compared to the third quarter of 2003, was due in part to a decrease in unaccounted for gas, which increased gas sales margin by $0.4 million and the addition of new customers, which increased gas sales margin by approximately $0.3 million. This was offset partially by changes in customer rates and gas cost savings, which decreased gas sales margin by approximately $0.2 million and a reduction in customer gas consumption, which decreased gas sales margin by approximately $0.1 million.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION (Continued)

Gas sales margin during the first nine months of 2004 decreased by $0.5 million when compared to the same period of 2003. This decrease was due in part to a reduction in customer gas consumption, which decreased gas sales margin by approximately $1.7 million, and changes in customer rates and gas cost savings, which decreased gas sales margin by approximately $0.6 million. These items were partially offset by the addition of new customers, which increased gas sales margin by approximately $1.4 million and a decrease in unaccounted for gas, which increased gas sales margin by approximately $0.5 million.
During the twelve months ended September 30, 2004, gas sales margin increased by $1.5 million when compared to the same period in 2003. The addition of new customers increased gas sales margin by approximately $2.1 million and changes in customer rates and gas cost savings increased gas sales margin by approximately $0.5 million. A decrease in unaccounted for gas also increased gas sales margin by approximately $1.3 million. These items were partially offset by a reduction in customer gas consumption, which decreased gas sales margin by approximately $2.4 million.
Changes in customer rates and gas cost savings directly impact gas sales margin. Under the terms of a third-party natural gas supply and management agreement for the Company’s service area subject to the jurisdiction of the City Commission of Battle Creek (“CCBC”), certain gas cost savings are passed through to the Company. The gas cost savings can vary from period to period. This gas supply and management agreement is in effect through March 31, 2005. There was an increase in customer rates effective in May 2003, for customers located in the Company’s service areas regulated by the Michigan Public Service Commission (“MPSC”) (“MPSC customers”). The rate increase for MPSC customers was the result of a settlement agreement reached with the MPSC. The settlement took effect May 3, 2003, and generally increases annual gas sales margins generated from MPSC customers by approximately 4.8%. Rate designs for both Michigan and Alaska were also changed in 2003 to include higher monthly fixed fees and lower volumetric fees. These rate design changes reduce weather risk and, when compared to the previous rate design, generally produce higher gas sales margins during the non-heating season and lower gas sales margins during the high-volume heating season.
Changes in customer gas consumption from one period to the same period of a prior year are attributable primarily to the impact of changes in temperatures between the periods. However, other factors (including energy conservation by customers, the increasing use of more energy efficient gas furnaces and appliances and the addition of new energy efficient homes to the Company’s gas distribution system) also contribute to changes in customer gas consumption. However, the impact on gas margin of these additional factors is believed to be fairly small from one period to the next.
Unaccounted for gas is a term used in the natural gas distribution industry which refers to the difference between the gas that is measured and injected into the Company’s gas distribution system and the amount of gas measured at customer meters. Typically, there is more gas injected into a gas utility’s distribution system than is actually measured as sold or transported through customer meters. There are a number of reasons for this lost gas including gas used by compressor stations along the system, measurement errors, and small leaks. The annual unaccounted for gas volumes of the Gas Distribution Business typically range from 0.5% to 1.4% of total gas volumes sold and transported.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION (Continued)

GAS TRANSPORTATION REVENUE - For the three months ended September 30, 2004, gas transportation revenue decreased by $0.1 million, when compared to the same period ended September 30, 2003. For the nine and twelve months ended September 30, 2004, gas transportation revenue increased by $1.3 million and $2.6 million, respectively, when compared to the same periods ended September 30, 2003. During the third quarter of 2003, two industrial customers in Alaska elected firm service for some of their transportation volumes rather than interruptible service, resulting in additional revenue. There was no firm service election by industrial customers during the third quarter of 2004, which contributed to the decrease in gas transportation revenue. The primary reasons for the increases for the nine and twelve months ended September 30, 2004, were increases in transportation volumes and rates for commercial transport customers, as well as an increase in transportation volumes for industrial and power plant transport customers.

OTHER OPERATING REVENUE - Other operating revenue for the three, nine, and twelve months ended September 30, 2004, decreased by $0.6 million, $1.0 and $0.2 million, respectively, when compared to the same periods ending September 30, 2003. These decreases were due primarily to decreases in revenue from Norstar, the Company’s pipeline management subsidiary, offset partially by increases in miscellaneous service fee revenues and late payment fee revenues. During 2003, Norstar had significant revenues relating to the management of a construction project that was completed in 2003.

OPERATING EXPENSES - Operating expenses of the gas distribution business for the three months ended September 30, 2004, increased by $1.6 million when compared to the three months ended September 30, 2003. The primary items contributing to the increase were a $0.4 million increase in professional services fees, a large portion of which was associated with the Company’s Sarbanes-Oxley compliance project, a $0.2 million increase in depreciation expense, a $0.4 million increase in commercial insurance and claims costs, and a $0.9 million increase in pension and health care costs. These items were offset partially by a $0.2 million decrease in uncollectible customer accounts and a $0.2 million decrease in retiree medical costs.
Operating expenses for the nine months ended September 30, 2004, when compared to the same period ended September 30, 2003, increased by $2.3 million. The primary items contributing to the increase were a $1.4 million increase in professional services fees, a large portion of which was associated with the Company’s Sarbanes-Oxley compliance project, a $0.8 million increase in pension expense, a $0.7 million increase in commercial insurance and claims costs, a $0.3 million increase in property taxes, and a $0.3 million increase in depreciation expense. These items were offset partially by a decrease of approximately $1.4 million in health care costs, including retiree medical costs.
Operating expenses for the twelve months ended September 30, 2004, increased by $6.0 million when compared to the twelve months ended September 30, 2003. The primary items contributing to the increase were a $2.1 million increase in professional services fees, a large portion of which was associated with the Company’s Sarbanes-Oxley compliance project, a $1.8 million increase in pension expense, a $1.1 million increase in commercial insurance and claims costs, a $0.3 million increase in uncollectible customer accounts, a $0.3 million increase in property taxes, and a $0.4 million increase in depreciation expense. These items were offset partially by a $1.2 million decrease in health care costs, primarily retiree medical costs. The remainder of the increase is due to various other factors including normal wage increases.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION (Continued)

OTHER MATTERS - The Company is currently evaluating whether to seek increases in the base rates charged to customers in its Michigan service territories, including possible weather mitigation mechanisms. The effective date and amount of such increases (if any) depend on, among other factors, the amount of and basis for any revenue deficiency claimed in base increase rate filings, the determinations made by regulatory agencies with respect to various elements of the Company’s filings, and whether cases are fully litigated or settled. As is the case with other kinds of legal proceedings, the Company is unable to predict the timing and outcome of any such regulatory proceedings.
The Company is also evaluating, and attempting to position itself to benefit from, recent developments relating to natural gas pipelines in Alaska. The recent passage of federal legislation should aid the construction of a natural gas pipeline connecting Alaska’s North Slope and the Lower 48 states, through Canada. This legislation contains several incentives for construction of this project, including up to $14 billion in loan guarantees and a coordinated federal environmental review process for the project. In connection with this and other infrastructure projects in Alaska, the Company has recently entered into a cooperative agreement with Cook Inlet Region, Inc. (“CIRI”), one of the thirteen corporations formed under the Alaska Native Settlement Act, to study joint development opportunities.

INFORMATION TECHNOLOGY SERVICES

The information technology services business (“IT Services”), under the Aretech Information Services name, provides IT infrastructure outsourcing services and other IT services with a focus on mid-range computers, particularly the IBM I-Series (AS-400) platform. The Company has begun to reorganize its IT Services’ operations to focus them primarily on the Company’s internal technology needs and will continue to evaluate these operations.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003
			(in thousands)

Operating revenues	$2,294	$2,253	$6,788	$6,675	$9,113	$9,205
Other operating expenses	2,139	2,257	6,096	6,302	8,283	8,597
Operating income (loss)	$155	$(4)	$692	$373	$830	$608

The amounts in the above table include intercompany transactions.

OPERATING REVENUES - Operating revenues for IT Services for the three, nine and twelve months ended September 30, 2004, were $2.3 million, $6.8 million and $9.1 million, respectively, compared to operating revenues for the three, nine and twelve months ended September 30, 2003, of $2.3 million, $6.7 million and $9.2 million, respectively.
Operating revenues for the third quarter of 2004, when compared to the same period in 2003, remained largely unchanged. The increase in operating revenues of $0.1 million for the nine month period ending September 30, 2004, when compared to the same period ending September 30, 2003, was due primarily to additional services billed to non-affiliate customers partially offset by fewer services provided to affiliate customers. The decrease in operating revenues of $0.1 million for the twelve month period ending September 30, 2004, when compared to the same period ending September 30, 2003, was due primarily to fewer services provided to affiliate customers and lower pass-through costs, offset partially by an increase in business with non-affiliate customers.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

INFORMATION TECHNOLOGY SERVICES (Continued)

OPERATING INCOME - Operating income for the three, nine and twelve months ended September 30, 2004, increased by $0.2 million, $0.3 million and $0.2 million, respectively, when compared to the same periods ending September 30, 2003. These increases were due primarily to cost reductions as a result of consolidating certain operations in 2003, losses incurred in the third quarter of 2003 on the sale of equipment, and the impact of increased revenue for the nine months ended September 30, 2004, discussed above, partially offset by the impact of decreased revenue for the 12 months ended September 30, 2004, discussed above.

PROPANE, PIPELINES AND STORAGE

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003
			(in thousands)

Operating revenues	$1,254	$1,198	$5,302	$5,439	$7,778	$7,746
Operating expenses	1,062	1,003	4,166	4,023	5,996	5,601
Operating income	$192	$195	$1,136	$1,416	$1,782	$2,145

OPERATING REVENUES - The operating revenues of the Company's propane, pipelines and storage business for the three, nine and twelve-month periods ended September 30, 2004, were $1.3 million, $5.3 million and $7.8 million, respectively, compared to $1.2 million, $5.4 million and $7.7 million, respectively, for the same periods ended September 30, 2003. The increase of $0.1 million for the three months ended September 30, 2004, was due primarily to higher propane sales due to average colder temperatures in the Company’s propane distribution service area compared to 2003 and an increase in the market price of propane. The decrease of $0.1 million for the nine months ended September 30, 2004, was due primarily to lower propane sales due to average warmer temperatures in the Company’s propane distribution service area compared to 2003, partially offset by an increase in the market price of propane. Operating revenues for the twelve months ended September 30, 2004, was essentially unchanged when compared to the same period ending September 30, 2003.

OPERATING INCOME - Operating income from the propane, pipelines and storage business for the three months ended September 30, 2004, was essentially unchanged when compared to the same period ending September 30, 2003. Operating income from the propane, pipelines and storage business for the nine and twelve months ended September 30, 2004, decreased by $0.3 million and $0.4 million, respectively, when compared to the same periods ending September 30, 2003. These decreases were due in part to lower volumes of propane sold due to average warmer temperatures, and business tax refunds recorded in 2003 that did not recur in 2004. These items were offset partially by a decrease in depreciation expense during the nine and twelve-month periods ended September 30, 2004.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OTHER INCOME AND DEDUCTIONS

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003
			(in thousands)

Interest expense	$(10,527)	$(11,944)	$(33,273)	$(28,323)	$(44,635)	$(36,158)
Debt exchange and extinguishment costs	-	-	-	(24,030)	-	(24,030)
Other income	442	472	1,815	1,652	2,317	2,192
Total other income (deductions)	$(10,085)	$(11,472)	$(31,458)	$(50,701)	$(42,318)	$(57,996)

INTEREST EXPENSE - Interest expense for the three months ended September 30, 2004, decreased by $1.4 million when compared to the same period ended September 30, 2003. Interest expense for the nine and twelve months ended September 30, 2004, increased by $5.0 million and $8.5 million, respectively, when compared to the same periods ended September 30, 2003. Contributing to the increase for the nine and twelve month periods ending September 30, 2004, were the adoption during 2003 of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). Dividends on Company-obligated mandatorily redeemable trust preferred securities (“trust preferred securities”) issued by the Company’s capital trusts and interest expense on the Company’s debt held by the capital trusts incurred after July 1, 2003, has been reflected in interest expense as a result of adopting these accounting standards. For the nine and twelve months ended September 30, 2004, this change accounts for $1.0 million and $2.0 million, respectively of the increase in interest expense. Prior to July 1, 2003, such expenses were reflected in “Minority Interest - Dividends on Trust Preferred Securities” in the Company’s Consolidated Statements of Operations. Refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the 2003 Form 10-K for further information regarding these accounting standards.
The remainder of the increase in interest expense for the nine and twelve months ended September 30, 2004, was due primarily to higher levels of long-term debt and an increase in amortization of debt issuance costs due to the issuance of additional long-term debt in 2003, partially offset by the impact of lower levels of short-term bank borrowings. A higher portion of the Company’s outstanding debt during the three, nine and twelve-month periods ended September 30, 2004, was long-term, which has a higher rate of interest than the Company’s short-term bank credit facility.
The decrease in interest expense for the three months ended September 30, 2004, was due primarily to a decrease in dividends on trust preferred securities as a result of the retirement of approximately $101 million of trust preferred securities in August 2003. Dividends of $1.1 million on these trust preferred securities were included in interest expense during the third quarter of 2003. The remainder of the decrease in interest expense was primarily due to the impact of lower levels of short-term bank borrowings.

DEBT EXCHANGE AND EXTINGUISHMENT COSTS - For the nine and twelve months ended June 30, 2003, the Company’s Consolidated Statements of Operations reflects $24 million of debt exchange and extinguishment costs. In the second quarter of 2003, the Company completed a refinancing of certain of its long-term debt through the issuance of new senior unsecured notes and the exchange and repurchase of existing notes. In connection with the repurchase of existing notes, the Company paid approximately $24 million for make-whole premiums or similar items. For further information on debt exchange and extinguishment costs, refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2003 Form 10-K.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OTHER INCOME AND DEDUCTIONS (Continued)

OTHER INCOME - Other income for the three months ended September 30, 2004, was essentially unchanged when compared to the same periods ended September 30, 2003. Other income for the nine and twelve month periods ended September 30, 2004, increased by approximately $0.2 million and $0.1 million, respectively. These increases were due primarily to an increase in equity earnings from the investment in a gas storage partnership.

INCOME TAXES

Income tax expense (benefit) was $(4.2) million, $1.3 million and $5.5 million, respectively, for the three, nine and twelve months ended September 30, 2004, and $(4.2) million $(4.3) million and $1.9 million, respectively, for the same periods ended September 30, 2003. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes and minority interest.

MINORITY INTEREST - DIVIDENDS ON COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARIES HOLDING SOLELY DEBT SECURITIES OF SEMCO ENERGY, INC., NET OF INCOME TAX

Dividends on trust preferred securities, net of income taxes, for the nine and twelve-month periods ended September 30, 2004, decreased by $4.3 million and $6.5 million, respectively, when compared to the same period ended September 30, 2003. These decreases are the result of reflecting dividends on trust preferred securities incurred after July 1, 2003, in interest expense, as discussed above in the “Interest Expense” section. In addition, the retirement of approximately $101 million of trust preferred securities in August 2003, also decreased dividends on trust preferred securities when compared to 2003. For further information on the retirement of the trust preferred securities, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2003 Form 10-K.

DIVIDENDS ON CONVERTIBLE PREFERENCE STOCK

The Company issued Preference Stock in the first and second quarter of 2004. These securities and the non-cash dividends paid on these securities are described in Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements. Non-cash dividends on these securities were $1.2 million for the three months ended September 30, 2004 and $2.1 million for both the nine and twelve months ended September 30, 2004.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS USED FOR INVESTING - Net cash used for investing activities for the nine and twelve months ended September 30, 2004, was $1.1 million and $9.7 million, respectively, compared to $18.9 million and $25.6 million for the same periods ended September 30, 2003, respectively. The Company’s most significant investing activity is generally capital investments in property, plant and equipment. However, for the nine and twelve months ended September 30, 2004, the Company’s net cash flows for investing activities also include approximately $19.3 million in net proceeds from the divestiture of the Company’s discontinued construction services business, and approximately $7.8 million in proceeds from the early retirement of a note receivable.
The following table identifies capital investments for the nine and twelve months ended September 30, 2004, and 2003:

	Nine Months Ended		Twelve Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Capital investments:
Property additions - gas distribution	$(25,694)	$(19,844)	$(34,173)	$(28,050)
Property additions - diversified businesses and other	(408)	(1,689)	(562)	(2,137)
	$(26,102)	$(21,533)	$(34,735)	$(30,187)

The Company’s expenditures for property additions were approximately $26 million for the nine months of 2004. Expenditures for property additions during the remainder of 2004 are anticipated to be approximately $14 million.

CASH FLOWS PROVIDED BY OPERATIONS - Net cash provided by operating activities for the nine and twelve months ended September 30, 2004, when compared to the same periods of the prior year, increased by $66.9 million and $49.1 million, respectively. The change in operating cash flows is influenced significantly by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments. The change in cash provided by operating activities is also impacted by changes in the operating results of the Company’s businesses.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

CASH FLOWS PROVIDED BY FINANCING - Net cash provided by (used for) financing activities during the nine and twelve-month periods ended September 30, 2004, was $(68.9) million and $(41.9) million, respectively, compared to $13.9 million and $19.7 million, respectively, for the same periods ended September 30, 2003.

	Nine Months Ended		Twelve Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in thousands)
Cash provided by (used in) financing activities:
Issuance of common stock, net of expenses	$2,231	$2,721	$2,839	$3,567
Issuance of convertible preference stock, net of expenses	45,590	-	45,590	-
Net change in notes payable, net of expenses	(82,374)	(18,004)	(104,170)	(10,584)
Isuance of long-term debt, net of redemptions	(30,127)	59,341	20,154	59,223
Debt exchange and extinguishment costs	-	(24,030)	-	(24,030)
Payment of dividends on common stock	(4,221)	(6,138)	(6,318)	(8,467)
	$(68,901)	$13,890	$(41,905)	$19,709

On June 24, 2004, the Company's Board of Directors suspended the quarterly cash dividend on the Company’s common stock. The decision reflects the Board’s desire to retain cash in order to strengthen its balance sheet and to be better positioned to grow the Company’s regulated gas distribution business in the future.
During 2004 the Company issued through a private placement $50 million of Convertible Preference Stock and Warrants to K-1 , an affiliate of private equity firm k1 Ventures Limited. The Company issued the securities in two tranches. The issuance of the initial tranche for $31 million occurred on March 19, 2004. This tranche included 31,000 shares of Preference Stock and Warrants to purchase 905,565 shares of the Company’s common stock. The issuance of the second tranche for $19 million occurred on June 1, 2004. The second tranche includes 19,000 shares of Preference Stock. The net proceeds (proceeds less issuance costs) from the two tranches amounted to approximately $46.3 million and were used to pay down short-term debt and invest temporarily in cash equivalents. In June 2004, a portion of the proceeds invested temporarily in cash equivalents was ultimately used to redeem all $29.9 million of its outstanding 8% Senior Notes Due 2010 at par. For further information, refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements.
On October 29, 2004, the Company’s Board of Directors declared a quarterly stock dividend on the Preference Stock of 765 additional shares of Preference Stock. The dividend will be paid to Preference Stock shareholders of record at the close of business on November 15, 2004.

FUTURE FINANCING - In general, the Company funds its capital expenditure program with operating cash flows and the utilization of its short-term bank credit facility. When appropriate, the Company will refinance its short-term debt with long-term debt, common stock or other long-term financing instruments.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company has a short-term bank credit facility, which consists of a $69 million multi-year revolver and a $45.2 million 364-day facility, both of which expire in June 2005. The 364-day facility also has a one-year term loan option. At September 30, 2004, there was approximately $5.6 million in letters of credit outstanding on the bank credit facility and approximately $108.6 million of the bank credit facility was unused. Refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements for additional information regarding the bank credit facility including a description of the covenants contained in the bank credit agreement.
As of September 30, 2004, the Company was in an over-recovery position of approximately $0.9 million with respect to its Michigan gas cost recovery (“GCR”) mechanism. However, given that forward gas prices for the upcoming winter period have recently spiked materially higher, the Company could move to an under-recovery position throughout the winter heating season. If current forward prices are maintained into the future, the Company could be in an under-recovery position of approximately $15 million by the end of the first quarter of 2005. If this situation occurred, the Company would have to finance the GCR under-recovery until it could be recovered from customers during the subsequent heating season.
As of September 30, 2004, the Company had filled its natural gas storage facilities to approximately 95% of capacity without incurring any borrowings from its bank credit facility.
As discussed previously, On September 3, 2004, the Company finalized the sale of the assets of its construction services business to InfraSource Services, Inc. for approximately $21.3 million. The Company anticipates that the net proceeds of this sale will ultimately be used to pay down indebtedness Refer to Note 8 of the Condensed Notes to the Unaudited Consolidated Financial Statements for further information.

BUSINESS DEVELOPMENT INITIATIVES - From time to time, the Company may become involved in acquisitions or sales of assets, businesses, or other kinds of property or in joint ventures, partnerships, or other kinds of business combinations as part of executing its strategy. The Company generally will not make any public announcement of such activities until definitive agreements with respect thereto have been signed.

OTHER MATTERS - The Company’s ratio of earnings to fixed charges, as defined under Item 503 of SEC regulation S-K, was 1.31 for the twelve months ended September 30, 2004.

NEW ACCOUNTING STANDARDS

EITF Issue No. 04-10 applies to paragraph 19 of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” in determining whether to aggregate operating segments that do not meet the quantitative thresholds. This issue addresses how to apply the operating segment aggregation criteria in SFAS No. 131. At their September 2004 meeting, the EITF reached consensus on this issue. The EITF concluded that operating segments that do not meet the quantitative thresholds established in SFAS No. 131 could be aggregated only if aggregation is consistent with the objective and basic principles of Statement 131 and the segments have similar economic characteristics. The consensus will be effective as of December 31, 2004. We are currently assessing this issue and have not determined whether it will impact our segment reporting disclosures.

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
Internal Controls Over Financial Reporting - There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

For information on legal proceedings, refer to Note 7 of the Condensed Notes to the Unaudited Consolidated Financial Statements.

Item 2.    Changes in Securities and Use of Proceeds.

Not Applicable

Item 3.    Default upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.    Other Information.

Not applicable

Item 6.    Exhibits and Reports on Form 8-K.

    (a)   List of Exhibits - (See page 41 for the Exhibit Index.)

10.1	Employment Agreement dated as of July 8, 2004 between SEMCO Energy, Inc. and Doris Friedrich Galvin.
10.2	Employment Agreement dated as of July 19, 2004 between SEMCO Energy, Inc. and Michael V. Palmeri.
10.3	Employment Agreement dated as of September 20, 2004 between SEMCO Energy, Inc. and Peter F. Clark.
12	Ratio of Earnings to Fixed Charges.
31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II - OTHER INFORMATION (Continued)

Item 6.    Exhibits and Reports on Form 8-K. (Continued)

    (b)    Reports on Form 8-K.

The Company filed the following Form 8-K Reports during the third quarter of 2004:

Filing Date	Items Reported	Financial Statements

July 1, 2004	Item 5	None
July 28, 2004	Item 5	None
August 5, 2004	Item 5	None
August 6, 2004	Item 12	None
September 9, 2004	Item 2.01	None

The Company filed the following Form 8-K Reports following the third quarter of 2004:

Filing Date	Items Reported	Financial Statements

October 6, 2004	Item 5.02	None
November 8, 2004	Item 2.02	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMCO Energy, Inc.
(Registrant)

Date: November 8, 2004	By:	/s/ Michael V. Palermi

Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX
Form 10-Q
Third Quarter 2004

Exhibit No.	Description	Herewith
10.1	Employment Agreement dated as of July 8, 2004 between SEMCO Energy, Inc. and Doris Friedrich Galvin.	x
10.2	Employment Agreement dated as of July 19, 2004 between SEMCO Energy, Inc. and Michael V. Palmeri.	x
10.3	Employment Agreement dated as of September 20, 2004 between SEMCO Energy, Inc. and Peter F. Clark.	x
12	Ratio of Earnings to Fixed Charges.	x
31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

