Form 10-K/A
period 2004-12-31
SEMCO ENERGY INC
filed 2005-05-10
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference:

Portions of Registrant’s definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to Registrant’s 2005 Annual Meeting of Common Shareholders are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

This Amendment No. 1 on Form 10-K/A hereby amends the Annual Report on Form 10-K of SEMCO Energy, Inc. (the “Company”) for the year ended December 31, 2004, as originally filed with the Securities and Exchange Commission (“SEC”) on March 8, 2005 (the “Original Filing”). This Amendment was required to correct the amounts originally reported for basic and diluted earnings per share (“EPS”) from continuing operations, diluted average common shares outstanding, and comprehensive income (loss) for the year 2004 as well as for the second, third and fourth quarters of 2004 as a result of the Company’s misapplication of Statements of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) and No. 130, “Reporting Comprehensive Income,” (“SFAS 130‚). The reported amounts of income from continuing operations, losses from discontinued operations, and net income (loss) available to common shareholders for the year 2004 were correct as reported in the Original Filing and have not been restated. The amounts for basic and diluted EPS from net income (loss) available to common shareholders for the year 2004 and the amounts for basic and diluted EPS from discontinued operations for the year 2004 were correct as reported in the Original Filing and have not been restated. Refer to Note 16 of the Notes to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K/A for additional information. The Company plans to file Forms 10-Q/A for the quarters ended June 30, 2004 and September 30, 2004 as soon as practicable.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of the Original Filing, in each case, solely as a result of, and to reflect the corrections discussed above, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of the Company’s independent registered public accounting firm and currently-dated certificates from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company’s independent registered public accounting firm and the certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as exhibits 23, 31.1, 31.2 and 32.1, respectively.

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

Environmental Matters. Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. Residual byproducts of these processes may have caused environmental conditions that require investigation and remediation. The Company owns seven sites in Michigan where such manufactured gas plants were located. Even though the Company never operated manufactured gas facilities at four of the sites, and did so at another site for only a very brief period of time, the Company is subject to local, state and federal laws and regulations that require, among other things, the investigation and, if necessary, the remediation of contamination associated with these sites, irrespective of fault, legality of initial activity, or ownership, and which may impose liability for damages to natural resources. The Company has complied with the applicable Michigan Department of Environmental Quality (“MDEQ”) requirements which require current landowners to mitigate unacceptable risks to human health from the byproducts of manufactured gas plant operations and to notify the MDEQ and adjacent property owners of potential contaminant migration. The Company is investigating these sites, and anticipates conducting any necessary additional investigatory and remedial activities as appropriate. The Company has already remediated and closed a site related to one of the manufactured gas plant sites with the MDEQ's approval. For further information, refer to Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

     The Company’s corporate division is a cost center rather than a business segment. The operating expenses of the corporate division that relate to the ongoing operations of the Company’s business segments are allocated to those business segments using a formula that is accepted by the regulatory bodies that have jurisdiction over the Gas Distribution Business. Examples of functions performed by the corporate division on behalf of the Company’s business segments include administration, human resources, legal, treasury, finance and accounting. Any corporate expenses that do not relate to the ongoing operations of the Company’s business segments are not allocated to these segments but remain on the books of the corporate division.

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

SELECTED FINANCIAL DATA

Years Ended December 31,	2004	2003		2002	2001	2000

Statement of operations data (000’s)
Operating revenues	$508,336	$472,955		$374,162	$328,663	$314,788

Operating expenses
Cost of gas sold	$346,241	$308,919		$220,422	$184,973	$161,945
Operations and maintenance	75,883 (e)	65,152		54,373	55,493 (g)	54,559
Depreciation and amortization	27,578	27,448		27,127	28,887	27,691
Property and other taxes	13,149	10,739		10,816	10,554	9,036

	$462,851	$412,258		$312,738	$279,907	$253,231

Operating Income	$45,485	$60,697		$61,424	$48,756	$61,557
Other income (deductions)	(41,796)	(61,561	) (f)	(27,647)	(27,418)	(31,182)

Income (loss) before income taxes and minority interest	$3,689	$(864)		$33,777	$21,338	$30,375
Income tax (expense) benefit	467	80		(13,005)	(7,100)	(10,606)
Minority interest — dividends on trust preferred securities, net of income tax benefit	—	(4,300)		(8,601)	(8,603)	(5,004)

Income (loss) from continuing operations	$4,156	$(5,084)		$12,171	$5,635	$14,765
Discontinued operations, net of income tax
Engineering services business	—	—		10	(6,122)	95
Construction services business (a)	(9,339)	(24,871)		(3,232)	(5,874)	1,833

Net income (loss)	$(5,183)	$(29,955)		$8,949	$(6,361)	$16,693
Dividends on convertible preference stock	3,203	—		—	—	—

Net income (loss) available to common shareholders	$(8,386)	$(29,955)		$8,949	$(6,361)	$16,693

Common stock and per share data
Average shares outstanding (000’s)
Basic	28,263	22,297		18,472	18,106	17,999
Diluted	28,296 (h)	22,297		18,493	18,106	18,619
Earnings per share on income (loss) from continuing operations
Basic	$0.03 (h)	$(0.23)		$0.66	$0.31	$0.82
Diluted	$0.03 (h)	$(0.23)		$0.66	$0.31	$0.79
Earnings per share on net income (loss) available to common shareholders
Basic	$(0.30)	$(1.34)		$0.48	$(0.35)	$0.93
Diluted	$(0.30)	$(1.34)		$0.48	$(0.35)	$0.90
Dividends paid per share	$0.15	$0.40		$0.59	$0.84	$0.84
Dividends declared per share	$0.08	$0.35		$0.50	$0.84	$0.84
Dividends payout ratio	n/a	n/a		120.4%	n/a	90.1%

Statement of financial position data (000’s) (b)
Total assets	$926,198	$951,219		$927,703	$905,094	$889,214
Capitalization
Long-term debt (c) (d)	$498,427	$529,007		$505,462	$508,360	$447,304
Series B convertible preference stock	48,405	—		—	—	—
Common shareholders’ equity	166,086	174,418		110,022	113,810	135,472

Total Capitalization (c)	$712,918	$703,425		$615,484	$622,170	$582,776

(a)	Effective January 1, 2004, the Company began accounting for the construction services segment as a discontinued operation. Accordingly, for all years presented, its operating results are segregated and reported as discontinued operations in the Consolidated Statements of Operations. For further information on this reclassification and the sale of the assets of the construction services businesses, see Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

(b)	At year end.

(c)	Includes current maturities of long-term debt.

(d)	Includes company-obligated mandatorily redeemable trust preferred securities for 2002 and prior years.

(e)	Includes $8,398,000 of expenses related to terminated sale of subsidiary and a $152,000 goodwill impairment charge.

(f)	Includes debt exchange and extinguishment expenses of $24,030,000.

(g)	Includes $3,005,000 for restructuring and asset impairment charges.

(h)	These amounts have been restated. Refer to Note 16 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K/A.

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

SUMMARY OF RESULTS OF OPERATIONS

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

Years Ended December 31,	2004	2003	2002

(in thousands, except per share amounts)
Operating revenues	$508,336	$472,955	$374,162
Other operating expenses	462,851	412,258	312,738

Operating income	$45,485	$60,697	$61,424
Other income (deductions)	(41,796)	(61,561)	(27,647)
Income tax (expense) benefit	467	80	(13,005)
Minority interest - dividends on trust preferred securities, net of income tax benefit	—	(4,300)	(8,601)

Income (loss) from continuing operations	$4,156	$(5,084)	$12,171
Loss from discontinued operations, net of income tax	(9,339)	(24,871)	(3,222)

Net income (loss)	$(5,183)	$(29,955)	$8,949
Dividends on convertible preference stock	3,203	—	—

Net income (loss) available to common shareholders	$(8,386)	$(29,955)	$8,949

Earnings per share - basic
Income (loss) from continuing operations	$0.03 (a)	$(0.23)	$0.66
Net income (loss) available to common shareholders	$(0.30)	$(1.34)	$0.48

Earnings per share - diluted
Income (loss) from continuing operations	$0.03 (a)	$(0.23)	$0.66
Net income (loss) available to common shareholders	$(0.30)	$(1.34)	$0.48

Average common shares outstanding -basic	28,263	22,297	18,472
Average common shares outstanding -diluted	28,296 (a)	22,297	18,493

(a)	These amounts have been restated. Refer to Note 16 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K/A.

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

     The improvement in cash flows from operating activities in 2004 was due primarily to the easing of the credit restrictions put in place during 2003 by certain of the pipelines and gas suppliers utilized by the Company. This lengthened the Company’s accounts payable cycle in 2004 when compared to 2003. The other primary factor contributing to the increase in operating cash flows in 2004 was a smaller increase in the price of gas during 2004 when compared to 2003.

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

As discussed in Note 4 to the consolidated financial statements, effective July 1, 2003, the Company changed its method of accounting for its trust preferred securities and associated minority interest (dividends on trust preferred securities) in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” As discussed in Note 4 to the consolidated financial statements, effective December 31, 2003, the Company changed its method of accounting for its capital trust subsidiaries in accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

As discussed in Note 16 to the consolidated financial statements, the Company has restated its 2004 financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that SEMCO Energy, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the accounting for dividends on its convertible preference stock in the calculation of earnings per share from continuing operations and in the calculation of comprehensive income (loss) in accordance with generally accepted accounting principles, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, the Company did not maintain effective controls over the accounting for dividends on its convertible preference stock in the calculation of earnings per share from continuing operations and in the calculation of comprehensive income (loss) in accordance with generally accepted accounting principles because of insufficient management review and supervision of the calculations. These control deficiencies resulted in the restatement of the 2004 consolidated financial statements and the consolidated financial statements for the quarters ended June 30 and September 30, 2004 as described in Note 16 to the consolidated financial statements. Additionally, these control deficiencies could result in a misstatement of earnings per share from continuing operations and comprehensive income (loss) that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement of the Company’s consolidated financial statements described in Note 16 to the consolidated financial statements, management has determined that the material weakness described above existed as of December 31, 2004. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that SEMCO Energy, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, SEMCO Energy, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Detroit, Michigan
March 8, 2005, except for the restatement described in Note 16 to the consolidated financial statements and the matter described in the second, third and fourth paragraphs of Management’s Report on Internal Control Over Financial Reporting as to which the date is May 6, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,	2004	2003	2002

(in thousands, except per share amounts)
Operating Revenues
Gas sales	$463,356	$427,936	$335,655
Gas transportation	29,071	27,737	25,707
Other	15,909	17,282	12,800

	508,336	472,955	374,162

Operating expenses
Cost of gas sold	346,241	308,919	220,422
Operations and Maintenance	67,333	65,152	54,373
Depreciation and amortization	27,578	27,448	27,127
Property and other taxes	13,149	10,739	10,816
Expenses related to terminated sale of subsidiary	8,398	—	—
Goodwill impairment charge	152	—	—

	462,851	412,258	312,738

Operating income	45,485	60,697	61,424

Other income (deductions)
Interest expense	(44,293)	(39,685)	(29,975)
Debt exchange and extinguishment costs	—	(24,030)	—
Other	2,497	2,154	2,328

	(41,796)	(61,561)	(27,647)

Income (loss) before income taxes and minority interest	3,689	(864)	33,777

Income tax (expense) benefit	467	80	(13,005)

Minority Interest - Dividends on company-obligated mandatorily redeemable trust preferred securities of subsidiaries holding solely debt securities of SEMCO Energy, Inc., net of income tax benefit of $0, $2,316 and $4,631	—	(4,300)	(8,601)

Income (loss) from continuing operations	4,156	(5,084)	12,171

Discontinued operations
Loss from construction services operations, net of income tax benefit of $1,782, $7,362 and $2,866	(4,641)	(24,871)	(3,232)
Loss on divestiture of construction services operations, net of income tax benefit of $1,722, $0 and $0	(4,698)	—	—
Loss on divestiture of engineering services operations, net of income tax expense of $0, $0 and ($1,276)	—	—	10

Net income (loss)	(5,183)	(29,955)	8,949

Dividends on convertible preference stock	3,203	—	—

Net income (loss) available to common shareholders	$(8,386)	$(29,955)	$8,949

Earnings per share - basic
Income (loss) from continuing operations (restated, see Note 16)	$0.03	$(0.23)	$0.66
Discontinued operations	$(0.33)	$(1.11)	$(0.18)
Net income (loss) available to common shareholders	$(0.30)	$(1.34)	$0.48

Earnings per share - diluted
Income (loss) from continuing operations (restated, see Note 16)	$0.03	$(0.23)	$0.66
Discontinued operations	$(0.33)	$(1.11)	$(0.18)
Net income (loss) available to common shareholders	$(0.30)	$(1.34)	$0.48

Dividends declared per share	$0.08	$0.35	$0.50

Average common shares outstanding - basic	28,263	22,297	18,472
Average common shares outstanding - diluted (restated, see Note 16)	28,296	22,297	18,493

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,	2004	2003

(in thousands, except for number of shares and par value)
Current Assets
Cash and cash equivalents	$2,118	$2,683
Restricted cash	1,588	200
Receivables, less allowances of $2,247 and $2,387	36,327	49,633
Accrued revenue	54,285	45,213
Gas in underground storage, at average cost	63,980	59,029
Prepaid expenses	21,450	22,770
Materials and supplies, at average cost	4,876	4,681
Deferred income taxes	341	2,605
Regulatory asset - gas charges recoverable from customers	137	6,261
Other	1,266	2,415

	186,368	195,490

Property Plant and Equipment
Gas distribution	697,079	661,927
Corporate and other	39,607	88,589

	736,686	750,516
Less accumulated depreciation	177,012	186,669

	559,674	563,847

Deferred Charges and Other Assets
Goodwill	143,283	143,435
Unamortized debt expense	13,313	16,200
Regulatory assets	12,062	13,399
Note receivable	—	7,539
Other	11,498	11,309

	180,156	191,882

Total Assets	$926,198	$951,219

Current Liabilities
Current maturities of long-term debt	$15,092	$—
Notes payable	39,300	82,034
Accounts payable	29,254	18,998
Customer advance payments	19,818	17,323
Regulatory liability - amounts payable to customers	5,624	5,222
Accrued interest	4,508	5,061
Pension and other postretirement costs	4,300	4,500
Other	9,187	6,922

	127,083	140,060

Deferred Credits and Other Liabilities
Regulatory liabilities	57,442	55,681
Deferred income taxes	20,758	26,679
Customer advances for construction	15,887	15,141
Pension and other postretirement costs	5,571	8,612
Other	1,631	1,621

	101,289	107,734

Commitments and Contingencies (See Note 13)

Capitalization
Long-term debt	483,335	529,007
Series B convertible preference stock, $1 par value, 70,000 shares authorized; 51,766 and 0 shares outstanding	48,405	—
Common shareholders’ equity	166,086	174,418

	697,826	703,425

Total Liabilities and Capitalization	$926,198	$951,219

The accompanying notes to the consolidated financial statements are an integral part of these statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2004	2003	2002
(in thousands)
Cash flow provided by (used for) operating activities
Net income (loss)	$(5,183)	$(29,955)	$8,949
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	27,578	27,448	27,127
Depreciation and amortization in discontinued operations	443	7,832	8,435
Amortization of debt costs and debt basis adjustments included in interest expense	3,630	2,369	158
Accumulated deferred income taxes and amortization of investment tax credits	(3,658)	(10,848)	3,516
Non-cash impairment charges	152	20,474	(1,732)
Loss on divestiture of discontinued construction services business	6,420	—	—
Debt exchange and extinguishment costs	—	24,030	—
Changes in operating assets and liabilities and other, excluding the impact of business acquisitions and divestitures:
Receivables, net	5,956	208	14,378
Accrued revenue	(10,514)	(4,456)	(7,604)
Prepaid expenses	1,320	679	(1,173)
Materials, supplies and gas in underground storage	(5,337)	(24,225)	(21,497)
Regulatory asset - gas charges recoverable from customers	6,124	(4,061)	(206)
Accounts payable	10,480	(15,282)	3,872
Customer advances and amounts payable to customers	3,643	4,561	2,581
Other	(829)	(11,319)	(10,647)

Net cash provided by (used for) operating activities	40,225	(12,545)	26,157

Cash flows provided by (used for) investing activities
Property additions - gas distribution	(37,924)	(28,323)	(29,972)
Property additions - corporate and other	(988)	(1,843)	(5,005)
Proceeds from divestiture of discontinued construction services business, net of related expenses	21,290	—	—
Proceeds from other property sales, net of retirement costs	(1,164)	1,683	4,508
Proceeds from early retirement of a note receivable	7,838	—	—
Changes in restricted cash	(1,388)	1,012	(1,212)

Net cash used for investing activities	(12,336)	(27,471)	(31,681)

Cash flows provided by (used for) financing activities
Issuance of common stock and common stock warrants, net of expenses	2,500	3,329	3,642
Issuance of convertible preference stock, net of expenses	45,590	—	—
Change in notes payable, net of expenses	(43,074)	(39,800)	13,878
Issuance of long-term debt, net of expenses	(167)	247,931	28,990
Repayment of long-term debt	(29,965)	(138,309)	(30,125)
Debt exchange and extinguishment costs	—	(24,030)	—
Payment of dividends on common stock	(4,221)	(8,235)	(10,776)
Change in book overdrafts included in other current liabilities	883	—	—

Net cash provided by (used for) financing activities	(28,454)	40,886	5,609

Cash and cash equivalents
Net increase (decrease)	(565)	870	85
Beginning of period	2,683	1,813	1,728

End of period	$2,118	$2,683	$1,813

The accompanying notes to the consolidated financial statements are an integral part of these statements

CONSOLIDATED STATEMENTS OF CAPITALIZATION

Years ended December 31,	2004	2003
(in thousands, except for number of shares and par value)
Long-term debt
6.50% senior notes due 2005	$15,000	$15,000
3.77% senior notes due 2005	92	92
6.40% senior notes due 2008	5,000	5,000
7.125% senior notes due 2008	149,455	150,000
6.49% senior notes due 2009	30,000	30,000
8.00% senior notes due 2010	—	30,592
7.03% senior notes due 2013	10,000	10,000
7.75% senior notes due 2013	188,012	187,363
8.00% senior notes due 2016	59,631	59,723
10.25% subordinated notes due 2040	41,237	41,237

	$498,427	$529,007

Less: Current maturities of long-term debt	15,092	—

	$483,335	$529,007

Series B convertible preference stock, $1 par value,
70,000 shares authorized; 51,766 and 0 shares outstanding	$48,405	$—

Common shareholders’ equity
Common stock, par value $1 per share - 100,000,000 shares authorized; 28,396,538 and 28,059,438 shares outstanding	$28,397	$28,059
Capital surplus	217,073	214,779
Accumulated other comprehensive income (loss)	(7,435)	(6,972)
Retained earnings (deficit)	(71,949)	(61,448)

	$166,086	$174,418

Total capitalization	$697,826	$703,425

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

Years ended December 31,	2004	2003	2002
(in thousands)
Shares of common stock
Beginning of year	28,059	18,682	18,240
Issuance of common stock pursuant to stock purchase contracts associated with the FELINE PRIDES securities	—	8,737	—
Issuance of common stock for the DRIP and other	338	640	442

End of year	28,397	28,059	18,682

Common stock
Beginning of year	$28,059	$18,682	$18,240
Issuance of common stock pursuant to stock purchase contracts associated with the FELINE PRIDES securities	—	8,737	—
Issuance of common stock for the DRIP and other	338	640	442

End of year	$28,397	$28,059	$18,682

Capital surplus
Beginning of year	$214,779	$120,089	$117,091
Issuance of common stock pursuant to stock purchase contracts associated with the FELINE PRIDES securities, net of expenses	—	92,181	(202)
Issuance of common stock warrants	741	—	—
Issuance of common stock for the DRIP and other	1,553	2,509	3,200

End of year	$217,073	$214,779	$120,089

Accumulated other comprehensive income (loss)
Beginning of year	$(6,972)	$(7,597)	$(2,196)
Minimum pension liability adjustment, net of income tax benefit (expense) of $420, $(200) and $2,922	(781)	372	(5,427)
Valuation adjustment for marketable securities, net of income tax expense of $30	57	—	—
Unrealized derivative gain (loss) on interest rate hedge from an investment in an affiliate	261	253	26

End of year	$(7,435)	$(6,972)	$(7,597)

Retained earnings (deficit)
Beginning of year	$(61,448)	$(21,152)	$(19,325)
Net income (loss) available to common shareholders	(8,386)	(29,955)	8,949
Cash dividends declared on common stock	(2,115)	(10,341)	(10,776)

End of year	$(71,949)	$(61,448)	$(21,152)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Disclosure of comprehensive income (loss)

Years ended December 31,	2004	2003	2002
(in thousands)	(restated, see Note 16)
Net income (loss)	$(5,183)	$(29,955)	$8,949
Minimum pension liability adjustment, net of income tax benefit (expense) of $420, $(200) and $2,922	(781)	372	(5,427)
Valuation adjustment for marketable securities, net of income tax expense of $30	57	—	—
Unrealized derivative gain (loss) on interest rate hedge from an investment in an affiliate	261	253	26

Comprehensive income (loss)	$(5,646)	$(29,330)	$3,548

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

CCBC. In November 2004, the Company filed a base increase request totaling $5.07 million with the CCBC. In February 2005, the CCBC approved a settlement with an annual revenue increase totaling $3.55 million, to be effective with the first customer billing cycle of April 2005, with additional annual revenue increases of $150,000 to be put into effect beginning in April of 2006, and 2007, respectively, subject to certain conditions, including the Company’s making annual contributions to assist low income customers in paying their bills for service. With certain exceptions, the Company has agreed not to request a further base rate increase to be effective before April 1, 2008. These revenue increases are to be recovered, in part, through increased customer service fees.

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

NOTE 10. EARNINGS PER SHARE

The Company computes earnings per share (“EPS”) in accordance with SFAS 128, “Earnings per Share.” SFAS 128 requires the computation and presentation of two EPS amounts, basic and diluted. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to that of basic EPS except that the weighted average number of common shares outstanding is increased to include any shares that would be available if outstanding stock options were exercised, shares of CPS were converted to shares of common stock, and stock purchase contracts and restricted stock units were settled in shares of common stock. However, the diluted EPS calculation does not include these potential shares in instances when their inclusion in the diluted EPS calculation results in an EPS figure that is anti-dilutive when compared to basic EPS.

     The following table indicates the potential dilutive impact of the Company's dilutive securities on average Common Stock shares outstanding and potential adjustments to the Company's Consolidated Statements of Operations when computing diluted EPS.

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

The following table outlines the computations of basic and diluted EPS. The potential adjustments indicated in the previous table are not included in the following computations of diluted EPS if their impact for a given period is antidilutive when compared to basic EPS for the period.

Years ended December 31,	2004	2003	2002
(in thousands, except per share amounts)	(Restated, see Note 16)
Average common shares outstanding
As reported — basic	28,263	22,297	18,472
Adjustments to reconcile to average common shares outstanding on a diluted basis:
Assumed conversion of convertible preference stock	—	—	—
Assumed exercise of stock options	24	—	21
Assumed settlement of restrictive stock units	9	—	—
Assumed failed remarketing and assumed retirement of trust preferred securities	—	—	—

Diluted	28,296	22,297	18,493

Income (loss) from continuing operations
As reported	$4,156	$(5,084)	$12,171
Adjustments to reconcile to income (loss) from continuing operations available to common shareholders:
Subtract dividends on convertible preference stock	(3,203)	—	—

As adjusted — basic	$953	$(5,084)	$12,171
Adjustments to reconcile to income (loss) from continuing operations available to common shareholders on a diluted basis:
Eliminate dividends on convertible preference stock assumed converted	—	—	—

Diluted	$953	$(5,084)	$12,171

Earnings per share from income (loss) from continuing operations
Basic	$0.03	$(0.23)	$0.66
Diluted	$0.03	$(0.23)	$0.66

Income (loss) from discontinued operations
As reported — basic	$(9,339)	$(24,871)	$(3,222)
Diluted	$(9,339)	$(24,871)	$(3,222)

Earnings per share from income (loss) from discontinued operations
Basic	$(0.33)	$(1.11)	$(0.18)
Diluted	$(0.33)	$(1.11)	$(0.18)

Net income (loss) available to common shareholders
As reported — basic	$(8,386)	$(29,955)	$8,949
Adjustments to reconcile to net income (loss) available to common shareholders on a diluted basis:
Eliminate dividends on trust preferred securities assumed retired	—	—	—
Eliminate dividends on convertible preference stock assumed converted	—	—	—

Diluted	$(8,386)	$(29,955)	$8,949

Earnings per share from net income (loss) available to common shareholders
Basic	$(0.30)	$(1.34)	$0.48
Diluted	$(0.30)	$(1.34)	$0.48

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

Years Ended December 31,	2004	2003	2002
(in thousands)
Operating revenues
Gas distribution	$498,249	$462,889	$365,273
Corporate and other	17,152	17,220	17,180
Reconciliation to consolidated financial statements Intercompany eliminations (a)	(7,065)	(7,154)	(8,291)

Consolidated operating revenues	$508,336	$472,955	$374,162

Depreciation and amortization
Gas distribution	$25,925	$25,528	$25,342
Corporate and other	1,653	1,920	1,785

Consolidated depreciation and amortization	$27,578	$27,448	$27,127

Operating income (loss)
Gas distribution	$52,760	$59,222	$59,186
Corporate and other	(7,275)	1,475	2,238

Consolidated operating income	$45,485	$60,697	$61,424

Capital investments
Gas distribution	$37,924	$28,323	$29,972
Corporate and other	954	840	2,004
Construction services (b)	34	1,003	3,001

Consolidated capital investments	$38,912	$30,166	$34,977

Assets at year end
Gas distribution	$864,183	$848,296
Corporate and other	62,015	66,375
Construction services (b)	—	36,548

Consolidated assets at year end	$926,198	$951,219

(a)	Includes the elimination of intercompany gas distribution revenue of $199,000, $174,000 and $163,000 for 2004, 2003 and 2002, Includes the elimination of intercompany corporate and other revenue of $6,866,000, $6,980,000 and $8,128,000 for 2004, 2003 and 2002, respectively.

(b)	Effective January 1, 2004, the Company began accounting for the construction services segment as a discontinued operation. Accordingly, it’s operating results are segregated and reported as discontinued operations in the Consolidated Statements of Operations.

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

2005	$1.5	2008	$1.4
2006	$1.4	2009	$1.4
2007	$1.4	Thereafter	$7.0

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

2005	$101.6	2008	$16.3
2006	$59.6	2009	$9.8
2007	$24.2	Thereafter	$2.5

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

Consolidated statements of operations data

Years Ended December 31,	2004	2003	2002
(in thousands)

Revenues	$34,106	$72,400	$107,365
Operating expenses	39,722	82,894	112,349
Goodwill impairment charge	—	17,649	—
Asset impairment charge	—	2,825	—

Operating loss	(5,616)	(30,968)	(4,984)
Other deductions	(807)	(1,265)	(1,113)
Income tax benefit	1,782	7,362	2,865

Loss from discontinued operations	$(4,641)	$(24,871)	$(3,232)

Loss on divestiture of construction services operations, net of income tax (expense) benefit of $1,722, $0 and $0	$(4,698)	$—	$—

Gain on divestiture of engineering services operations, net of income tax (expense) benefit of $0, $0 and ($1,276)	$—	$—	$10

Consolidated statements of financial position data

December 31,	2004	2003

(in thousands)

Current assets	$—	$11,151
Property, plant and equipment, net	—	19,174
Deferred charges and other assets, net	—	133
Current liabilities	—	(1,767)

Net assets of discontinued operations held for sale	$—	$28,691

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

Quarters	First	Second		Third		Fourth
(in thousands, except per share amounts)
2004
Operating revenues	$207,784	$81,762		$54,034		$164,756
Operating income (loss)	31,290	4,934		(1,492)		10,753
Income (loss) from continuing operations	12,861	(3,544)		(7,335)		2,174
Discontinued operations (a)	(4,776)	(2,344)		(1,129)		(1,090)
Net income (loss) available to common shareholders	8,023	(6,756)		(9,617)		(36)

Earnings per share from income (loss) from continuing operations (restated, see Note 16):
- basic	0.46	(0.16	)(b)	(0.30	)(b)	0.04 (b)
- diluted	0.45	(0.16	)(b)	(0.30	)(b)	0.04 (b)

Earnings per share from net income (loss) available to common shareholders:
- basic	0.29	(0.24)		(0.34)		(0.00)
- diluted	0.28	(0.24)		(0.34)		(0.00)

Dividends paid per share	0.075	0.075		—		—
Dividends declared per share	—	0.075		—		—

2003
Operating revenues	$194,653	$83,066		$51,531		$143,705
Operating income (loss)	31,487	6,611		805		21,794
Income (loss) from continuing operations	13,484	(18,810)		(6,507)		6,749
Discontinued operations (a)	(2,810)	(1,821)		(18,334)		(1,906)
Net income (loss) available to common shareholders	10,674	(20,631)		(24,841)		4,843

Earnings per share from income (loss) from continuing operations:
- basic	0.72	(0.99)		(0.28)		0.24
- diluted	0.72	(0.99)		(0.28)		0.24

Earnings per share from net income (loss) available to common shareholders:
- basic	0.57	(1.09)		(1.07)		0.17
- diluted	0.57	(1.09)		(1.07)		0.17

Dividends paid per share	0.125	0.125		0.075		0.075
Dividends declared per share	—	0.200		—		0.150

(a)	Effective January 1, 2004, the Company began accounting for the construction services segment as a discontinued operation. Accordingly, its operating results are segregated and reported as discontinued operations in the Consolidated Statements of Operations. For further information on this reclassification and the sale of the assets of the construction services businesses, see Note 14.
(b)	These amounts have been restated. See the discussion following this table and in Note 16 for further information.

     As discussed in Note 16, the Company has restated its previously issued 2004 financial statements. The Company also plans to file Forms 10-Q/A as soon as practicable to restate its previously issued unaudited Consolidated Financial Statements for the quarters ended September 30, 2004 and June 30, 2004. The following table summarizes the impact of the restatements on the quarterly information presented in the table above.

	2004 as	2004
Earnings per share, Income from continuing operations	originally reported	restated

For the three months ended December 31
Basic	$0.08	$0.04
Diluted	$0.06	$0.04

For the three months ended September 30
Basic	$(0.26)	$(0.30)
Diluted	$(0.26)	$(0.30)

For the three months ended June 30
Basic	$(0.13)	$(0.16)
Diluted	$(0.13)	$(0.16)

NOTE 16. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2004, the Company determined that it had failed to deduct dividends on its convertible preference stock from income from continuing operations in determining basic EPS from continuing operations, as required by SFAS 128, and had failed to exclude such dividends from its calculation of comprehensive income (loss), as required by SFAS 130. Consequently, the Company has restated the originally reported basic and diluted EPS amounts for income from continuing operations for 2004, the corresponding diluted average common shares outstanding for 2004, and the reported amount of comprehensive loss for 2004. The restatement of diluted EPS amount and diluted average common shares outstanding resulted from the recalculation of basic EPS (to properly reflect the dividends on the convertible preference stock) and the anti-dilution provisions of SFAS 128. The following table summarizes the impact of the restatement:

	2004 as
Year ended December 31,	originally reported	2004 restated
(in thousands, except per share amounts)

Comprehensive income (loss)	$(8,849)	$(5,646)
Earnings per share, Income from continuing operations
Basic	$0.15	$0.03
Diluted	$0.12	$0.03
Diluted average common shares outstanding	33,726	28,296

The restatement does not affect EPS for net loss available to common shareholders or for discontinued operations for 2004, and has no impact on any other amount reported in the Company’s Consolidated Statements of Operations. See Note 10 for the restated computations of the basic and diluted EPS amounts for income from continuing operations for 2004, as well as the computation of diluted average common shares outstanding for 2004. See the disclosure of comprehensive income (loss) under the Consolidated Statements of Changes in Common Shareholders’ Equity for the restated computation of comprehensive income (loss). As discussed in Note 15, the Company plans to file Forms 10-Q/A as soon as practicable to restate its previously issued unaudited Consolidated Financial Statements for the quarters ended June 30, 2004 and September 30, 2004.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the CEO and the Chief Financial Officer, (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(f) of the Securities and Exchange Act of 1934. In connection with the restatement described in Note 16 to the Company’s consolidated financial statements, management determined that there was a material weakness in the Company’s internal control over financial reporting as of December 31, 2004, as more fully described below in “Management’s Report on Internal Control Over Financial Reporting.” Based on that evaluation and because of the material weakness described below, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting (as restated). Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” In the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2005, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective. Subsequent to filing the Annual Report on Form 10-K, management became aware of errors in the Company’s accounting for dividends on its Convertible Preference Stock in the calculation of basic and diluted earnings per share from continuing operations and in the calculation of comprehensive income (loss). As a result of the discovery of these errors, the Company, after consultation with the Audit Committee, decided that the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2004 and its unaudited financial statements included in the Form 10-Qs for the quarters ended June 30 and September 30, 2004 should be restated to correct the errors. In connection with this restatement, which is described in Note 16 to the consolidated financial statements, management has concluded the material weakness described below existed as of December 31, 2004. Accordingly, management has restated this report to include this material weakness.

Under the Public Company Accounting Oversight Board Auditing Standard No. 2, the restatement of previously issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant deficiency and as a strong indicator that a material weakness in the design or operation of a company’s internal control over financial reporting exists. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the accounting for dividends on its Convertible Preference Stock in the calculation of earnings per share from continuing operations and in the calculation of comprehensive income (loss) in accordance with generally accepted accounting principles because of insufficient management review and supervision of the calculations.

These control deficiencies resulted in the restatement of the Company’s Form 10-K for the year ended December 31, 2004 and Consolidated Financial Statements for the quarters ended June 30 and September 30, 2004. Additionally, these control deficiencies, if unmitigated, could result in a misstatement of earnings per share from continuing operations and comprehensive income (loss) that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these identified control deficiencies constitute a material weakness. Because of this material weakness, management concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting, based on criteria in Internal Control-Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained herein.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

However, in May 2005 the Company has begun taking corrective actions to remediate the material weakness identified above. The Company will design, document and test additional controls over the preparation and review of these calculations.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the captions “Information About Nominees, Directors and Executive Officers” and “Committees of the Board of Directors and Meeting Attendance” in the Company’s definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company’s 2005 Annual Meeting of Common Shareholders is incorporated by reference herein. In February 2003, the Company’s Board of Directors adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of the Company’s employees (including the Company’s officers), directors, affiliates, agents, consultants, advisors and representatives. The Company had a Code of Ethics in place prior to February 2003, but expanded the information provided into a handbook on conduct and ethics that would be better understood by those required to abide by it. The Company’s Code of Ethics handbook was filed as Exhibit No. 99.2 to the Form 10-K for the year ended December 31, 2003, and can also be found on the Company’s website at www.semcoenergy.com in the Investor Information section under Corporate Governance.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the caption “Compensation of Executive Officers and Directors” and “Committees of the Board of Directors and Meeting Attendance” in the Company’s definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company’s 2005 Annual Meeting of Common Shareholders is incorporated by reference herein. There are no compensation committee interlocks or insider participation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Stock Outstanding and Voting Rights” in the Company’s definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company’s 2005 Annual Meeting of Common Shareholders is incorporated by reference herein. Information regarding the Company’s equity compensation plans, including plans approved by security holders and plans not approved by security holders, appearing under the caption “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company’s 2005 Annual Meeting of Common Shareholders is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “Employment and Related Agreements” in the Company’s definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company’s 2005 Annual Meeting of Common Shareholders is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Independent Public Accountants” in the Company’s definitive Proxy Statement (filed pursuant to Regulation 14A) with respect to the Company’s 2005 Annual Meeting of Common Shareholders is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1	Financial statements filed as part of this report are listed in Item 8 of this Form 10-K, and reference is made thereto.

(a)	2	Financial statement schedules filed as part of this report are listed in Item 8 of this Form 10-K, and reference is made thereto.

(a)	3	Exhibits, including those incorporated by reference, are included in the list of exhibits below.

(b)		The exhibits filed herewith are identified in Item 15(a) 3 above.

(c)		The financial statement schedules filed herewith are identified under Item 15(a) 2 above.

EXHIBITS, INCLUDING THOSE INCORPORATED BY REFERENCE

Filed
Exhibit			By
No.	Description	Herewith	Reference

3.1	Articles of Incorporation of SEMCO Energy, Inc., as restated June 25, 1999, and amendments thereto through May 28, 2004, including Certificate of Designation of 6% Series B Convertible Preference Stock filed March 19, 2004.(q)		x

3.2	Bylaws — last revised May 24, 2004.(q)		x

4.1	Rights Agreement dated as of April 15, 1997 with Continental Stock Transfer & Trust Company, as Rights Agent.(b)		x

4.2	Amended Rights Agreement as of March 19, 2004 with National City Bank (successor Rights Agent). (p)		x

4.3	Form of Indenture relating to Senior Debt Securities dated as of ___1, 1998, with Bank One Trust Company (formerly NBD Bank) as Trustee.(c)		x

4.4	First Supplemental Indenture relating to Senior Debt Securities dated as of June 16, 2000, with Bank One Trust Company as Trustee.(e)		x

4.5	Second Supplemental Indenture relating to Senior Debt Securities dated as of June 29, 2000, with Bank One Trust Company as Trustee.(e)		x

4.6	Indenture relating to Subordinated Debentures dated as of April 19, 2000, with Bank One Trust Company, Trustee.(f)		x

4.7	First Supplemental Indenture relating to Subordinated Debentures dated as of April 19, 2000, with Bank One Trust Company, as Trustee.(f)		x

4.8	Credit Agreement dated as of June 25, 2002, among SEMCO Energy, Inc. as Borrower, various financial institutions, Standard Federal Bank N.A. as Agent and Arranger, Keybank National Association as Syndication Agent and U.S. Bank, N.A. and National City Bank of Michigan/Illinois as Documentation Agents.(k)		x

4.9	First Amendment to Credit Agreement dated as of May 21, 2003 among SEMCO Energy, Inc. as Borrower, various financial institutions, Standard Federal Bank N.A. as Agent and Arranger, Keybank National Association as Syndication Agent and U.S. Bank, N.A. and National City Bank of Michigan/Illinois as Documentation Agents.(l)		x

4.10	Second Amendment to Credit Agreement dated as of September 30, 2003 among SEMCO Energy, Inc. as Borrower, various financial institutions, Standard Federal Bank N.A. as Agent and Arranger, Keybank National Association as Syndication Agent and U.S. Bank, N.A. and National City Bank of Michigan/Illinois as Documentation Agents.(l)		x

4.11	Third Amendment to Credit Agreement dated as of October 15, 2003 among SEMCO Energy, Inc. as Borrower, various financial institutions, Standard Federal Bank N.A. as Agent and Arranger, Keybank National Association as Syndication Agent and U.S. Bank, N.A. and National City Bank of Michigan/Illinois as Document Agents.(l)		x

4.12	Fourth Amendment to Credit Agreement dated as of December 12, 2003 among SEMCO Energy, Inc. as Borrower, various financial institutions and Standard Federal Bank N.A. as Agent.(m)		x

4.13	Fifth amendment to Credit Agreement dated as of February 27, 2004 among SEMCO Energy, Inc. as Borrower, various financial institutions and Standard Federal Bank N.A. as Agent.(o)		x

4.14	Sixth amendment to Credit Agreement dated as of March 18, 2004 among SEMCO Energy, Inc. as Borrower, various financial institutions and Standard Federal Bank N.A. as Agent.(p)		x

4.15	Seventh amendment to Credit Agreement dated as of May 19, 2004 among SEMCO Energy, Inc. as Borrower, various financial institutions and Standard Federal Bank N.A. as Agent.(q)		x

4.16	Amended and Restated Credit Agreement dated as of June 25, 2004 among SEMCO Energy, Inc. as Borrower, various financial institutions and Standard Federal Bank N.A. as Agent.(q)		x

4.17	First Amendment to Amended and Restated Credit Agreement dated as of June 25, 2004 among SEMCO Energy, Inc. as Borrower, various financial institutions and Standard Federal Bank N.A. as Agent, dated November 17, 2004.(t)		x

Filed
Exhibit			By
No.	Description	Herewith	Reference
4.18	Second Amendment to Amended and Restated Credit Agreement dated as of June 25, 2004 among SEMCO Energy, Inc. as Borrower, various financial institutions and Standard Federal Bank N.A. as Agent, dated January 21, 2005.(t)		x

4.19	Indenture, dated as of May 15, 2003, between SEMCO Energy, Inc. and Fifth Third Bank, relating to SEMCO Energy, Inc.’s 7 3/4% Senior Notes due 2013.(l)		x

4.20	Indenture, dated as of May 21, 2003, between SEMCO Energy, Inc. and Fifth Third Bank, relating to SEMCO Energy, Inc.’s 7 1/8% Senior Notes due 2008.(l)		x

4.21	Registration Rights Agreement, dated as of May 15, 2003, by and among SEMCO Energy, Inc. and the parties listed therein.(l)		x

4.22	Registration Rights Agreement, dated as of December 17, 2003, by and between SEMCO Energy, Inc. and Credit Suisse First Boston LLC.(m)		x

4.23	Securities Purchase Agreement dated as of March 19, 2004 by and among SEMCO Energy, Inc. and K-1 GHM, LLLP.(p)		x

4.24	Registration Rights Agreement dated as of March 19, 2004 by and among SEMCO Energy, Inc. and K-1 GHM, LLLP.(p)		x

4.25	Shareholder Agreement dated as of March 19, 2004 between SEMCO Energy, Inc. and K-1 GHM, LLLP.(p)		x

4.26	Common Stock Purchase Warrant dated March 19, 2004.(p)		x

10.1	Short-Term Incentive Plan as amended June 10, 1999.(d)		x

10.2	1997 Long-Term Incentive Plan.(a)		x

10.3	Amendment (dated August 10, 2001) to Employment Agreement with William L. Johnson.(i)		x

10.4	Executive Security Agreement.(g)		x

10.5	Split-Dollar Agreement.(g)		x

10.6	Executive Security Trust.(g)		x

10.7	Stock Option Plan of 2000.(h)		x

10.8	Deferred Compensation and Stock Purchase Plan for Non-Employee Directors revised December 13, 2001.(j)		x

10.9	Stock Grant Plan for Non-Employee Directors adopted August 23, 2001.(j)		x

10.10	2004 Stock Award and Incentive Plan.(n)		x

10.11	Form of Change of Control Agreement.(p)		x

10.12	Employment Agreement dated March 9, 2004 between SEMCO Energy, Inc. and George A. Schreiber, Jr.(p)		x

10.13	Employment Agreement dated July 8, 2004 between SEMCO Energy, Inc. and Doris Friedrich Galvin.(r)		x

10.14	Employment Agreement dated July 19, 2004 between SEMCO Energy, Inc. and Michael V. Palmeri.(r)		x

10.15	Employment Agreement dated September 20, 2004 between SEMCO Energy, Inc. and Peter F. Clark.(r)		x

10.16	Employment Agreement dated December 9, 2004 between SEMCO Energy, Inc. and Eugene N. Dubay.(s)		x

10.17	2005 Short Term Incentive Plan adopted February 23, 2005.(v)		x

10.18	Severance and Consulting Agreement between the Company and Doris F. Galvin effective February 17, 2005.(u)		x

10.19	Form of Employee Stock Option Agreement for stock options granted pursuant to the 2004 Stock Award and Incentive Plan.(v)		x

10.20	Form of Employee Performance Share Unit Award Agreement for performance share units granted pursuant to the 2004 Stock Award and Incentive Plan.(v)		x

Filed
Exhibit			By
No.	Description	Herewith	Reference
10.21	2004 Supplemental Executive Retirement Plan.(v)		x

12	Ratio of Earnings to Fixed Charges.(v)		x

21	Subsidiaries of the Registrant.(v)		x

23	Consent of Independent Registered Public Accounting Firm.	x

31.1	CEO Certification as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

31.2	CFO Certification as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

99. 1	Proxy Statement with respect to the Company’s 2005 Annual Meeting of Common Shareholders.(w)		x

99. 2	Code of Business Conduct and Ethics approved February 20, 2003.(o)		x

KEY TO EXHIBITS INCORPORATED BY REFERENCE

(a)	Filed March 6, 1997 as part of SEMCO Energy, Inc.’s 1997 Proxy Statement, dated March 7, 1997, File No. 0-8503.

(b)	Filed with SEMCO Energy, Inc.’s Form 10-K for the year ended December 31, 1996, dated March 27, 1997, File No. 0-8503.

(c)	Filed with SEMCO Energy, Inc.’s Registration Statement, Form S-3, Nos. 333-58715 and 333-58715-01, filed July 8, 1998.

(d)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended June 30, 1999, File No. 0-8503.

(e)	Filed with SEMCO Energy, Inc.’s Form 8-K dated July 26, 2000, File No. 001-15565.

(f)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended March 31, 2000, File No. 001-15565.

(g)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended September 30, 2000.

(h)	Filed with SEMCO Energy, Inc.’s Form 10-K for the year ended December 31, 2000, dated March 30, 2001, File No. 001-15565.

(i)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-15565.

(j)	Filed with SEMCO Energy, Inc.’s Form 10-K for the year ended December 31, 2001, dated March 27, 2002, File No. 001-15565.

(k)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended June 30, 2002, File No. 001-15565.

(l)	Filed with SEMCO Energy, Inc.’s Registration Statement, Form S-4, No. 333-107200, filed July 21, 2003.

(m)	Filed with SEMCO Energy, Inc.’s Registration Statement, Form S-4, No. 333-111872, filed January 13, 2004.

(n)	Filed on April 6, 2004, pursuant to Rule 14a-6 of the Exchange Act, File No. 001-15565.

(o)	Filed with SEMCO Energy, Inc.’s Form 10-K for the year ended December 31, 2003, dated March 4, 2004, File No. 001-15565.

(p)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended March 31, 2004, File No. 001-15565.

(q)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended June 30, 2004, File No. 001-15565.

(r)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended September 30, 2004, File No. 001-15565.

(s)	Filed with SEMCO Energy, Inc.’s Form 8-K dated December 9, 2004, File No. 001-15565.

(t)	Filed with SEMCO Energy, Inc.’s Form 8-K dated January 21, 2005, File No. 001-15565.

(u)	Filed with SEMCO Energy, Inc.’s Form 8-K dated February 15, 2005, File No. 001-15565.

(v)	Filed with SEMCO Energy, Inc.’s Form 10-K for the year ended December 31, 2004, dated March 8, 2005, File No. 001-15565.

(w)	Filed April 29, 2005, pursuant to Rule 14a-6 of the Exchange Act File No. 001-15565.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMCO ENERGY,INC.
Date: May 10, 2005	By /s/ George A. Schreiber, Jr.

George A. Schreiber, Jr.
President and Chief Executive Officer

EXHIBIT INDEX
Form 10-K/A
Year ended December 31, 2004

Exhibits	Description
23	Consent of Independent Registered Public Accounting Firm.

31.1	CEO Certification as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.