Form 10-Q
period 2005-03-31
SEMCO ENERGY INC
filed 2005-05-10
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

The number of outstanding shares of the Registrant’s common stock as of April 29, 2005: 28,464,209

INDEX TO FORM 10-Q
For Quarter Ended March 31, 2005

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections of the registrant, SEMCO Energy, Inc. (the “Company”). Statements that are not historical facts, including statements about the Company’s outlook, beliefs, plans, goals, and expectations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negatives of these terms or variations of them or similar terminology. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, the Company cannot provide assurance that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company’s expectations include the following:

•	the effects of weather and other natural phenomena;

•	the economic climate and growth in the geographical areas where the Company does business;

•	the capital intensive nature of the Company’s business;

•	increased competition within the energy industry as well as from alternative forms of energy;

•	the timing and extent of changes in commodity prices for natural gas and propane;

•	the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance, and authorized rates;

•	the adequacy of authorized rates to compensate the Company for the cost of doing business, including the cost of capital, and the amount of any cost disallowances;

•	the Company’s ability to procure its gas supply on reasonable credit terms;

•	the Company’s ability to remain in compliance with its debt covenants and accomplish its financing objectives in a timely and cost-effective manner;

•	the Company’s ability to maintain an effective system of internal controls;

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

In this Form 10-Q, “include”, “includes”, or “including” means include, includes or including without limitation.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
OPERATING REVENUES
Gas sales	$211,732	$193,668	$481,421	$440,087
Gas transportation	9,228	9,286	29,014	28,839
Other	5,600	4,830	16,677	17,160
	226,560	207,784	527,112	486,086

OPERATING EXPENSES
Cost of gas sold	167,596	150,051	363,786	321,811
Operations and maintenance	18,575	16,546	69,362	65,405
Depreciation and amortization	6,978	6,872	27,684	27,306
Property and other taxes	3,268	3,025	13,392	11,064
Expenses related to terminated sale of subsidiary	-	-	8,398	-
Goodwill impairment charge	-	-	152	-
	196,417	176,494	482,774	425,586

OPERATING INCOME	30,143	31,290	44,338	60,500

OTHER INCOME (DEDUCTIONS)
Interest expense	(11,076)	(11,620)	(43,749)	(43,658)
Debt exchange and extinguishment costs	-	-	-	(24,030)
Other	528	767	2,258	2,185
	(10,548)	(10,853)	(41,491)	(65,503)
MINORITY INTEREST	19,595	20,437	2,847	(5,003)

INCOME TAX (EXPENSE) BENEFIT	(7,099)	(7,576)	944	1,446

Minority Interest - Dividends on company obligated mandatorily redeemable trust preferred securities of subsidiaries holding solely debt securities of SEMCO Energy, Inc., net of income tax benefit of $0, $0, $0 and $1,158	-	-	-	(2,150)

INCOME (LOSS) FROM CONTINUING OPERATIONS	12,496	12,861	3,791	(5,707)

DISCONTINUED OPERATIONS
Loss from construction services operations, net of income tax benefit of $0, $1,051, $731 and $6,867	-	(1,976)	(2,665)	(24,037)
Loss on divestiture of construction services operations, net of income tax benefit of $0, $700, $1,022 and $700	-	(2,800)	(1,898)	(2,800)

NET INCOME (LOSS)	12,496	8,085	(772)	(32,544)

DIVIDENDS AND REPURCHASE PREMIUM ON CONVERTIBLE PREFERENCE STOCK	9,112	62	12,253	62

DIVIDENDS ON CONVERTIBLE CUMULATIVE PREFERRED STOCK	152	-	152	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3,232	$8,023	$(13,177)	$(32,606)

EARNINGS PER SHARE - BASIC
Income (loss) from continuing operations	$0.11	$0.46	$(0.30)	$(0.23)
Discontinued operations	$-	$(0.17)	$(0.16)	$(1.09)
Net income (loss) available to common shareholders	$0.11	$0.29	$(0.46)	$(1.32)

EARNINGS PER SHARE - DILUTED
Income (loss) from continuing operations	$0.11	$0.45	$(0.30)	$(0.23)
Discontinued operations	$-	$(0.17)	$(0.16)	$(1.09)
Net income (loss) available to common shareholders	$0.11	$0.28	$(0.46)	$(1.32)

DIVIDENDS DECLARED PER SHARE	$-	$-	$0.08	$0.35

AVERAGE COMMON SHARES OUTSTANDING - BASIC	28,425	28,117	28,339	24,609
AVERAGE COMMON SHARES OUTSTANDING - DILUTED	30,073	28,773	28,339	24,609

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

ASSETS
(In thousands)

	March 31,	December 31,
	2005	2004

CURRENT ASSETS
Cash and cash equivalents	$17,161	$2,118
Restricted cash	1,590	1,588
Receivables, less allowances of $2,635 and $2,247	55,166	36,327
Accrued revenue	38,859	54,285
Gas in underground storage, at average cost	18,893	63,980
Prepaid expenses	17,284	21,450
Materials and supplies, at average cost	6,033	4,876
Deferred income taxes	570	341
Regulatory asset - gas charges recoverable from customers	-	137
Other	2,154	1,266
	157,710	186,368

PROPERTY, PLANT AND EQUIPMENT
Gas distribution	702,691	697,079
Corporate and other	39,227	39,607
	741,918	736,686
Less - accumulated depreciation	182,012	177,012
	559,906	559,674

DEFERRED CHARGES AND OTHER ASSETS
Goodwill	143,283	143,283
Unamortized debt expense	12,636	13,313
Regulatory assets	11,712	12,062
Other	10,653	11,498
	178,284	180,156

TOTAL ASSETS	$895,900	$926,198

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

LIABILITIES AND CAPITALIZATION
(In thousands, except for number of shares and par values)

	March 31,	December 31,
	2005	2004

CURRENT LIABILITIES
Current maturities of long-term debt	$25,401	$15,092
Notes payable	-	39,300
Accounts payable	22,741	29,254
Customer advance payments	8,179	19,818
Regulatory liability - amounts payable to customers	5,274	5,624
Accrued interest	10,868	4,508
Pension and other postretirement costs	4,300	4,300
Other	8,432	9,187
	85,195	127,083

DEFERRED CREDITS AND OTHER LIABILITIES
Regulatory liabilities	58,039	57,442
Deferred income taxes	22,414	20,758
Customer advances for construction	15,324	15,887
Pension and other postretirement costs	6,469	5,571
Other	1,970	1,631
	104,216	101,289

LONG-TERM DEBT	472,360	483,335

CONVERTIBLE CUMULATIVE PREFERRED STOCK, $1 PAR VALUE,
500,000 SHARES AUTHORIZED, ISSUABLE IN SERIES
5% Series B; 350,000 and 0 shares outstanding	66,508	-

SERIES B CONVERTIBLE PREFERENCE STOCK, $1 PAR VALUE,
70,000 SHARES AUTHORIZED; 0 and 51,766 SHARES OUTSTANDING	-	48,405

COMMON SHAREHOLDERS' EQUITY
Common stock - $1 par value; 100,000,000 shares authorized; 28,446,845 and 28,396,538 shares outstanding	28,447	28,397
Capital surplus	215,274	217,073
Accumulated other comprehensive income (loss)	(7,383)	(7,435)
Retained earnings (deficit)	(68,717)	(71,949)
	167,621	166,086

TOTAL LIABILITIES AND CAPITALIZATION	$895,900	$926,198

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net income (loss)	$12,496	$8,085	$(772)	$(32,544)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	6,978	6,872	27,684	27,306
Depreciation and amortization in discontinued operations	-	435	8	6,208
Amortization of debt costs and debt basis adjustments included in interest expense	937	894	3,673	3,194
Accumulated deferred income taxes and amortization of investment tax credits	1,428	3,559	(5,789)	(7,294)
Non-cash impairment charges	-	-	152	20,474
Loss on divestiture of discontinued construction services business	-	3,500	2,920	3,500
Debt exchange and extinguishment costs	-	-	-	24,030
Changes in operating assets and liabilities and other, excluding the impact of business acquisitions and divestitures:
Receivables, net	(18,840)	(5,302)	(7,582)	2,923
Accrued revenue	15,426	11,020	(6,108)	(4,716)
Prepaid expenses	4,166	4,143	1,343	(1,438)
Materials, supplies and gas in undergroung storage	43,930	42,203	(3,610)	(5,726)
Regulatory asset - gas charges recoverable from customers	137	6,261	-	12,098
Accounts payable	(6,513)	236	3,731	(24,586)
Customer advances and amounts payable to customers	(12,552)	(9,515)	606	(1,400)
Other	5,943	6,889	(1,775)	(4,022)
NET CASH PROVIDED BY OPERATING ACTIVITIES	53,536	79,280	14,481	18,007

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Property additions - gas distribution	(5,535)	(6,899)	(36,560)	(30,547)
Property additions - corporate and other	(592)	(137)	(1,443)	(1,636)
Proceeds from divestiture of discontinued construction services business, net of related expenses	-	-	21,290	-
Proceeds from other property sales, net of retirement costs	(147)	200	(1,511)	1,591
Proceeds from early retirement of a note receivable	-	-	7,838	-
Changes in restricted cash	(2)	(1,226)	(164)	(210)
NET CASH USED FOR INVESTING ACTIVITIES	(6,276)	(8,062)	(10,550)	(30,802)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Issuance of common stock and common stock warrants, net of expenses	284	1,554	1,230	3,943
Issuance of convertible cumulative preferred stock, net of expenses	66,502	-	66,502	-
Issuance of convertible preference stock, net of expenses	-	27,643	17,947	27,643
Repurchase of convertible preference stock and common stock warrants	(60,000)	-	(60,000)	-
Change in notes payable, net of expenses	(39,300)	(82,034)	(340)	(84,649)
Issuance of long-term debt, net of expenses	-	(145)	(22)	247,786
Repayment of long-term debt	-	(5)	(29,960)	(138,289)
Debt exchange and extinguishment costs	-	-	-	(24,030)
Payment of dividends on common stock	-	-	(4,221)	(5,896)
Change in book overdrafts included in current liabilities	297	-	1,180	-
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(32,217)	(52,987)	(7,684)	26,508

CASH AND CASH EQUIVALENTS
Net increase	15,043	18,231	(3,753)	13,713
Beginning of period	2,118	2,683	20,914	7,201

End of period	$17,161	$20,914	$17,161	$20,914

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

SEMCO Energy, Inc. and its subsidiaries operate one reportable business segment: gas distribution. The Company’s gas distribution business segment distributes and transports natural gas to approximately 281,000 customers in Michigan and approximately 119,000 customers in Alaska. These operations are known together as the “Gas Distribution Business”.
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
References to the “Company” in this document mean SEMCO Energy, Inc., SEMCO Energy, Inc. and its subsidiaries, individual subsidiaries or divisions of SEMCO Energy, Inc. or the business segments discussed above as appropriate in the context of the disclosure.
Under the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q, certain footnotes and other financial statement information normally included in the year-end financial statements of the Company have been condensed or omitted in the accompanying unaudited financial statements. These financial statements prepared by the Company should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K filed with the SEC. (References to the Company’s “2004 Annual Report on Form 10-K” in this Form 10-Q mean the Company’s 2004 Form 10-K/A (Amendment No. 1) filed with the SEC on May 10, 2005, except where the context clearly requires otherwise.)  The information in the accompanying financial statements reflects, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the information shown, subject to year-end and other adjustments, as later information may require.

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

Discontinued Operations - During the first quarter of 2004, the Company began accounting for its construction services business as a discontinued operation and has reclassified prior periods accordingly. In September 2004, the Company sold the assets of its construction services business. For additional information, refer to Note 8.

Property, Plant and Equipment Impairments - In the fourth quarter of 2004, under the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company recorded a $0.2 million before-tax charge for the impairment of long-lived assets. The impairment charge related to the Company’s IT business and is reflected in the Company’s Consolidated Statements of Operations for the twelve-month period ending March 31, 2005, in operations and maintenance expenses.
During the third quarter of 2003, the Company recorded a $2.8 million before-tax charge for the impairment of long-lived assets. The impairment charge is included in the Company’s Consolidated Statements of Operations for the twelve-month period ending March 31, 2004, as part of the loss from the discontinued construction services business.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Goodwill Impairments - The Company accounts for goodwill under the provisions of SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” Under these standards, the Company is required to perform impairment tests on its goodwill annually or at any time when events occur which could impact the value of the Company’s business segments. If an impairment test of goodwill shows that the carrying amount of the goodwill is in excess of the fair value, a corresponding impairment loss would be recorded in the Consolidated Statements of Operations.
During the fourth quarter of 2004, it was determined that all of the goodwill associated with the Company’s IT services business ($0.2 million) was impaired. The $0.2 million before-tax charge for impairment of goodwill is reflected in the Company’s Consolidated Statements of Operations for the twelve-month period ending March 31, 2005, in operating expenses. During the third quarter of 2003, it was determined that all of the goodwill associated with the Company’s construction services business ($17.6 million) was impaired. The $17.6 million before-tax charge for impairment of goodwill is reflected in the Company’s Consolidated Statements of Operations for the twelve-month period ending March 31, 2004, as part of the loss from the discontinued construction services business.
The 2005 annual impairment tests for the Company’s business units will be conducted during the third and fourth quarters of 2005. There were no changes in the carrying amount of goodwill for the three-month period ending March 31, 2005.

	Gas	Corporate
	Distribution	and	Total
	Segment	Other	Company
(in thousands)

Balance as of December 31, 2004 and March 31, 2005	$140,227	$3,056	$143,283

Comprehensive Income - The Company’s comprehensive income (loss) for the three and twelve months ended March 31, 2005, and March 31, 2004, is summarized in the following table.

	Three months ended		Twelve months ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)

Net income (loss) available to common shareholders	$3,232	$8,023	$(13,177)	$(32,606)

Dividends and repurchase premium on preference and preferred stock	9,264	-	12,405	-

Minimum pension liability adjustment, net of income tax benefit (expense) of $0, $0, $420 and $(200)	-	-	(781)	372

Valuation adjustment for marketable securities, net of income tax benefit (expense) of $6, $0, $(25) and $0	(11)	-	46	-

Unrealized derivative gain (loss) on interest rate hedge from an investment in an affiliate	63	-	325	243

Comprehensive income (loss)	$12,548	$8,023	$(1,182)	$(31,991)

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation - The Company accounts for all stock options using the intrinsic value method provided for under the provisions and related interpretations of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company has chosen to account for these transactions under APB 25 for purposes of determining net income but must present the pro forma disclosures required by SFAS 123 as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure.” Under the intrinsic value method, there was no compensation expense associated with stock options for the three and twelve month periods ending March 31, 2005, and 2004, respectively. If compensation expense had been determined in a manner consistent with the provisions of SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below. The compensation expense associated with the Company’s restricted stock units is expensed in the Company’s Consolidated Statements of Operations and, therefore, does not require pro forma disclosure.

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net income (loss), available to common shareholders
As reported	$3,232	$8,023	$(13,177)	$(32,606)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	67	59	218	255
Pro forma	$3,165	$7,964	$(13,395)	$(32,861)

Earnings (loss) per share - basic
As reported	$0.11	$0.29	$(0.46)	$(1.32)
Pro forma	$0.11	$0.28	$(0.47)	$(1.34)
Earnings (loss) per share - diluted
As reported	$0.11	$0.28	$(0.46)	$(1.32)
Pro forma	$0.11	$0.28	$(0.47)	$(1.34)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123-R (revised 2004) — “Share-Based Payment.” This standard supercedes APB No. 25, and requires recognition of expense in the financial statements of the cost of share-based payment transactions, including stock options, based on the fair value of the award at the grant date. The provisions of this standard are effective for public companies for annual periods beginning after June 15, 2005. The Company will adopt this statement beginning with the first quarter of 2006. At this time, the Company has not determined the transition method that will be used for implementing this standard. The Company is currently evaluating the implementation of this standard and the impact on its calculation of stock option expense. The pro forma amounts above provide a reasonable estimate of the impact on the Company’s Consolidated Financial Statements. However, the Company’s implementation of this standard based on the new guidelines could vary from the pro forma amounts and have a material impact on its results of operations and financial position.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 - SHORT-TERM AND LONG-TERM BORROWINGS AND CAPITALIZATION (Continued)

Short-Term Borrowings - The Company has a short-term bank credit facility, which, at March 31, 2005, consists of a $60 million multi-year revolver and a $40.8 million 364-day facility, both of which are due to expire on September 23, 2005. The 364-day facility also has a one-year term loan option. At March 31, 2005, there were approximately $12.3 million in letters of credit outstanding on the bank credit facility, leaving approximately $88.5 million of the bank credit facility unused. Interest on the bank credit facility is at variable rates, which do not exceed the banks’ prime lending rates.
Covenants in the Company’s bank credit agreement require maintenance at the end of each calendar quarter of a minimum net worth of $163.0 million, adjusted annually by 20% of annual net income, if positive, and adjusted quarterly for certain issuances of stock (at March 31, 2005, the required minimum net worth is $226.3 million). In addition, the Company must maintain an interest coverage ratio of not less than 1.25 at the end of each calendar quarter, and a debt-to-capitalization ratio of 0.65 or less at the end of each calendar quarter. As of March 31, 2005, the Company was in compliance with all bank credit agreement covenants. Failure to comply with such covenants may result in a default with respect to the related debt and could lead to the acceleration of such debt or any instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. In such a case, there can be no assurance that the Company would be able to refinance or otherwise repay such indebtedness.
Net worth, as defined in the Company’s bank credit agreement, includes the Company’s common shareholders’ equity (adjusted to exclude the after-tax goodwill and fixed asset impairment charges associated with the Company’s discontinued construction services business) and 5% Series B Convertible Cumulative Preferred Stock, which is discussed later in this note.
The interest coverage ratio, as defined in the Company’s bank credit agreement, represents a ratio of earnings to interest. Under the agreement, “earnings” represent operating income, excluding a $5.5 million arbitration settlement payment on December 31, 2005 associated with the terminated sale of the Company’s Alaska Pipeline Company subsidiary, plus equity income from the Company’s 50% interest in a gas storage facility. “Interest,” under the agreement, represents interest expense paid or payable in cash. The exclusion of the $5.5 million arbitration settlement payment from the earnings calculation is based on an amendment to the bank credit agreement dated January 21, 2005.
The debt-to-capitalization ratio, as defined in the bank credit agreement, requires the Company to maintain on the last day of each fiscal quarter a ratio of funded debt to a measure of total capitalization that is the sum of the aggregate principal amount of such debt then outstanding, consolidated net worth as defined previously, and the principal amount of Trust Preferred Securities then outstanding. For purposes of this agreement, funded debt is defined as all debt having a final maturity of more than one year from the date of origin of such debt, all rentals due under all capitalized leases under which the Company is the lessee and off-balance sheet liabilities as defined in the bank credit agreement, plus an amount equal to the lowest 30-day average of short-term debt during the trailing twelve months, less $10 million, less the principal amount of the Company’s outstanding 10.25% Series A Subordinated Debentures due 2040.

Convertible Preference Stock and Stock Warrants - During 2004, the Company issued through a private placement $50 million of Convertible Preference Stock (“CPS”) and warrants to K-1 GHM, LLLP, an affiliate of private equity firm k1 Ventures Limited (“K-1”). The Company issued the securities in two tranches. The issuance of the initial tranche for $31 million occurred in March 2004. This tranche included 31,000 shares of CPS and warrants to purchase 905,565 shares of the Company’s Common Stock (“Warrants”). The Warrants were detachable, had an exercise price of $6.6257 and were due to expire on March 18, 2009. The issuance of the second tranche for $19 million occurred in June 2004. The second tranche included 19,000 shares of CPS. The net proceeds (proceeds less issuance costs) from the two tranches amounted to approximately $46.3 million. The portion of the net proceeds associated with the Warrants, approximately $0.7 million, was included in the common shareholders’ equity section of the Consolidated Statements of Financial Position as an increase in capital surplus.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 - SHORT-TERM BORROWINGS AND CAPITALIZATION (Continued)

In connection with K-1’s purchase of the CPS and Warrants, action by the Regulatory Commission of Alaska (“RCA”) was needed on the issue of whether a change of control occurred as a result of that investment in the Company. When it became apparent that it would be difficult to obtain the appropriate approvals, the Company and K-1 began negotiations to repurchase the CPS and Warrants. For further information concerning the regulatory approvals sought in connection with K-1’s investment in the Company, refer to Note 7 of the Condensed Notes to the Unaudited Consolidated Financial Statements.
On March 8, 2005, the Company reached an agreement with K-1 to repurchase all of the outstanding CPS shares (52,543) and Warrants held by K-1. On March 15, 2005, the Company completed this repurchase transaction with K-1. The aggregate repurchase price under the agreement was $60 million. Approximately $57.9 million of the repurchase price related to the CPS and the remainder, approximately $2.1 million, related to the Warrants. The repurchase price for the CPS included a premium over the book value of the CPS of approximately $8.2 million. The book value of the CPS was lower than the face amount of the CPS outstanding due to original issuance costs and the original value of the Warrants. The $8.2 million repurchase premium payment is reflected in the Company’s Consolidated Statements of Operations for the three and twelve months ended March 31, 2005. The $2.1 million paid to repurchase the Warrants is included in capital surplus in the common shareholder’s equity section of the Consolidated Statements of Financial Position.

5% Series B Convertible Cumulative Preferred Stock - On March 15, 2005, concurrent with the repurchase of CPS and Warrants from K-1, the Company completed an offering of a new series of convertible preferred stock to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Act”) and to persons in offshore transactions in reliance on Regulation S under the Act. The offering consisted of 325,000 shares of 5% Series B Convertible Cumulative Preferred Stock (“Preferred Stock”). The gross proceeds from this offering were approximately $65.0 million.
The Company also granted the initial purchasers a 30-day option to purchase up to an additional 25,000 shares of Preferred Stock in connection with the offering. On March 22, 2005, the sale of 25,000 shares was completed pursuant to the exercise of the option by the initial purchasers. The gross proceeds from this additional offering were approximately $5.0 million.
Of the proceeds from these offerings, $60 million was used to fund the previously discussed repurchase of CPS and Warrants from K-1. The remaining proceeds were used to redeem $10.3 million of the Company’s 10.25% Series A Subordinated Debentures due 2040 (“10.25% Subordinated Notes”), held by the Company’s unconsolidated capital trust subsidiary, SEMCO Capital Trust I, on April 29, 2005. SEMCO Capital Trust I, in turn, used the proceeds to redeem 400,000 shares of its 10.25% Cumulative Trust Preferred Securities and 12,371 shares of its Common Securities.
Holders of shares of the Preferred Stock will be entitled to receive cumulative annual cash dividends of $10 per share, payable quarterly in cash on each February 15, May 15, August 15 and November 15, beginning May 15, 2005. Dividends will be paid in arrears on the basis of a 360-day year consisting of twelve 30-day months. Dividends on the Preferred Stock will accumulate from the date of issuance and will compound quarterly.
The Preferred Stock is convertible at the holder’s option at any time at an initial conversion rate of 26.1428 shares of the Company’s Common Stock per $200 liquidation preference of shares, which represents an initial conversion price of approximately $7.65 per share of Common Stock. The Company may redeem the Preferred Stock for cash after February 20, 2010, at an initial redemption price equal to 100% of the liquidation preference, plus accumulated and unpaid dividends to the date of redemption. The Preferred Stock is mandatorily redeemable for cash on February 20, 2015, at a redemption price equal to 100% of the liquidation preference, plus accumulated and unpaid dividends to the date of redemption.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 - SHORT-TERM BORROWINGS AND CAPITALIZATION (Continued)

If certain specified “fundamental changes” involving the Company occur prior to February 20, 2010, the Company may be required to pay a make-whole premium on the Preferred Stock converted in connection with the fundamental change. The make-whole premium will be payable in shares of the Company’s common stock or the consideration into which the common stock has been converted or exchanged in connection with the fundamental change. The amount of the make-whole premium, if any, will be based on the stock price and the effective date of the fundamental change. A “fundamental change” involving the Company will be deemed to have occurred if (1) certain transactions occur as a result of which there is a change of control of the Company; or (2) the Company’s common stock ceases to be listed on a national securities exchange or quoted on The Nasdaq National Market or another established automated over-the-counter trading market in the United States.
The Company also entered into a registration rights agreement with the initial purchasers of the Preferred Stock, containing an obligation to file with the SEC within 90 days after the original issuance of the Preferred Stock, and to use commercially reasonable efforts to cause to become effective within 180 days after the original issuance of Preferred Stock, a shelf registration statement with respect to the resale of the Preferred Stock and shares of Common Stock issuable upon conversion of the Preferred Stock. If the Company fails to comply with certain of its obligations under the registration rights agreement, additional dividends will become payable on the Preferred Stock.

Company Obligated Mandatorily Redeemable Trust Preferred Securities - The Company’s unconsolidated capital trust subsidiary, SEMCO Capital Trust I (the “Trust”), previously issued 1.6 million shares of 10.25% Cumulative Trust Preferred Securities (“Trust Preferred Securities”). This Trust was established for the sole purpose of issuing Trust Preferred Securities to the public and lending the gross proceeds, including the proceeds from the Company’s common equity investment in the Trust, to the Company. The sole assets of the Trust are 10.25% Subordinated Notes with terms similar to the terms of the related Trust Preferred Securities.
On April 29, 2005, the Company redeemed $10.3 million of the 10.25% Subordinated Notes held by the Trust. Concurrently, the Trust used the proceeds it received from the redemption of the 10.25% Subordinated Notes to redeem 400,000 shares of the Trust Preferred Securities at a redemption price of $25.00 per share, for a total principal payment of $10.0 million plus accrued distributions through the redemption date. The Trust also used a portion of the proceeds to redeem $0.3 million of the Company’s common equity investment in the Trust, representing 12,371 shares of Common Securities of the Trust. The Company funded the redemption of the 10.25% Subordinated Notes with proceeds received from the issuance of Preferred Stock. At March 31, 2005, $10.3 million of the 10.25% Subordinated Notes were classified in the Company’s Consolidated Statements of Financial Position as current maturities of long-term debt and $30.9 million of the 10.25% Subordinated Notes were classified as long-term debt. For further information on the 10.25% Subordinated Notes, the Trust Preferred Securities and the Trust, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.

Common Shareholder’s Equity - During the first quarter of 2005, the Company issued approximately 12,000 shares of Common Stock to meet the dividend reinvestment and stock purchase requirements of its Direct Stock Purchase and Dividend Reinvestment Plan participants. Also during the first quarter of 2004, the Company issued approximately 39,000 shares of its Common Stock to certain of the Company's employee benefit plans.
As discussed previously, in March 2005, the Company paid $2.1 million to repurchase Warrants held by K-1 issued in 2004. The $2.1 million paid to repurchase the Warrants is reflected in common shareholder’s equity as a decrease in capital surplus.

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
The Company records all derivative instruments it enters into under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 137, SFAS 138 and SFAS 149, which amended SFAS 133 (hereinafter collectively referred to as “SFAS 133”). SFAS 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial position, as either an asset or liability, measured at its fair value. SFAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value are recorded in other comprehensive income for the portion of the change in value of the derivative that is an effective hedge.
An affiliate in which the Company has a 50% ownership interest uses a floating-to-fixed interest rate swap agreement to hedge the variable interest rate payments on a portion of its long-term debt. This swap is designated as a cash flow hedge, and the difference between the amounts paid and received under the swap is recorded as an adjustment to interest expense over the term of the agreement. The Company’s share of changes in the fair value of the swap are recorded in accumulated other comprehensive income until the swap is terminated. As a result of this interest rate swap agreement, the Company’s Consolidated Statements of Financial Position, at March 31, 2005, and December 31, 2004, reflected reductions of $0.1 million and $0.2 million, respectively, in the Company’s equity investment in the affiliate and in accumulated other comprehensive income.
The Company will, from time to time, enter into fixed-to-floating interest rate swaps in order to maintain its desired mix of fixed-rate and floating-rate debt. These swaps are designated as fair value hedges and the difference between the amounts paid and received under these swaps is recorded as an adjustment to interest expense over the term of the swap agreement. If the swaps are terminated, any unrealized gains or losses are recognized pro-rata over the remaining term of the hedged item as an increase or decrease in interest expense. The Company entered into one such interest rate swap in January 2004, in order to hedge one third of its $150 million 7 1/8% Senior Notes due May 15, 2008. This agreement also qualifies under the provisions of SFAS 133 as a fair value hedge. In accordance with SFAS 133, the Company’s Consolidated Statements of Financial Position at March 31, 2005 included a liability of $1.4 million and a decrease in long-term debt of $1.4 million for this interest rate swap.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4 - EARNINGS PER SHARE

The following table indicates the potential dilutive impact of the Company’s dilutive securities on average Common Stock shares outstanding and potential adjustments to the Company’s Consolidated Statement of Operations when computing diluted earnings per share (“EPS”):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
Potential dilutive impact on average common shares outstanding when calculating diluted earnings per share
Assumed conversion of convertible cumulative preferred stock	1,576	-	389	-
Assumed conversion of convertible preference stock	6,547	623	6,903	154
Assumed exercise of stock options	43	33	26	26
Assumed settlement of restricted stock units	29	-	19	-
Assumed failed remarketing and assumed retirement of trust preferred securities	-	-	-	3,327

Potential income statement adjustments when calculating diluted earnings per share
Eliminate dividends on trust preferred securities assumed retired	$-	$-	$-	$3,409
Eliminate dividends on convertible cumulative preferred stock assumed converted	$152	$-	$152	$-
Eliminate dividends and repurchase premium on convertible preference stock assumed converted	$9,112	$62	$12,253	$62

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4 - EARNINGS PER SHARE (Continued)

The following table outlines the computations of basic and diluted EPS for the three and twelve months ended March 31, 2005, and 2004. The potential adjustments indicated in the previous table are not included in the following computations of diluted EPS if their impact for a given period is antidilutive when compared to basic EPS for the period.

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Average common shares outstanding
As reported - basic	28,425	28,117	28,339	24,609
Adjustments to reconcile to average common shares outstanding on a diluted basis:
Assumed conversion of convertible preference stock	-	623	-	-
Assumed conversion of convertible cumulative preferred stock	1,576	-	-	-
Assumed exercise of stock options	43	33	-	-
Assumed settlement of restricted stock units	29	-	-	-
Diluted	30,073	28,773	28,339	24,609

Income (loss) from continuing operations
As reported	$12,496	$12,861	$3,791	$(5,707)
Adjustments to reconcile to income (loss) from continuing operations available to common shareholders
Subtract dividends and repurchase premium on convertible preference stock	9,112	62	12,253	62
Subtract dividends on convertible cumulative preferred stock	152	-	152	-
As adjusted - basic	$3,232	$12,799	$(8,614)	$(5,769)
Adjustments to reconcile to income (loss) from continuing operations available to common shareholders on a diluted basis:
Eliminate dividends on convertible cumulative preferred stock assumed converted	152	-	-	-
Eliminate dividends and repurchase premium on convertible preference stock assumed converted	-	62	-	-
Diluted	$3,384	$12,861	$(8,614)	$(5,769)

Earnings per share from income (loss) from continuing operations
Basic	$0.11	$0.46	$(0.30)	$(0.23)
Diluted	$0.11	$0.45	$(0.30)	$(0.23)

Income (loss) from discontinued operations
As reported - basic	$-	$(4,776)	$(4,563)	$(26,837)
Diluted	$-	$(4,776)	$(4,563)	$(26,837)

Earnings per share from income (loss) from discontinued operations
Basic	$-	$(0.17)	$(0.16)	$(1.09)
Diluted	$-	$(0.17)	$(0.16)	$(1.09)

Net income (loss) available to common shareholders
As reported - basic	$3,232	$8,023	$(13,177)	$(32,606)
Adjustments to reconcile to net income (loss) available to common shareholders on a diluted basis:
Eliminate dividends on convertible cumulative preferred stock assumed converted	152	-	-	-
Eliminate dividends and repurchase premium on convertible preference stock assumed converted	-	62	-	-
Diluted	$3,384	$8,085	$(13,177)	$(32,606)

Earnings per share from net income (loss) available to common shareholders
Basic	$0.11	$0.29	$(0.46)	$(1.32)
Diluted	$0.11	$0.28	$(0.46)	$(1.32)

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5 - BUSINESS SEGMENTS

The Company operates one reportable business segment: gas distribution. The Company’s other business segments that do not meet the quantitative thresholds required to be reportable business segments are combined and included with the Company’s corporate division in a category the Company refers to as “corporate and other.” For a brief description of the Company’s gas distribution segment and a description of the non-separately reportable business segments included in corporate and other, refer to Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements.  For information regarding the determination of reportable business segments, refer to Note 11 of the Notes to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.
The accounting policies of the operating segments are the same as those described in Notes 1 and 11 of the Notes to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K, except that intercompany transactions have not been eliminated in determining individual segment results.
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

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
Operating revenues
Gas distribution	$223,448	$204,493	$517,204	$476,119
Corporate and other (a)	5,135	5,089	17,198	17,260
Reconciliation to consolidated financial statements
Intercompany Eliminations	(2,023)	(1,798)	(7,290)	(7,293)
Consolidated operating revenues	$226,560	$207,784	$527,112	$486,086

Operating income (loss)
Gas distribution	$29,710	$30,373	$52,097	$59,098
Corporate and other	433	917	(7,759)	1,402
Consolidated operating income	$30,143	$31,290	$44,338	$60,500

Depreciation and amortization
Gas distribution	$6,623	$6,455	$26,093	$25,524
Corporate and other	355	417	1,591	1,782
Consolidated depreciation and amortization	$6,978	$6,872	$27,684	$27,306

(a)
Includes the elimination of intercompany gas distribution revenue $50,000 and $201,000 for the three and twelve months ended March 31, 2005, respectively, and $48,000 and $181,000 for the three and twelve months ended March 31, 2004, respectively. Includes the elimination of intercompany corporate and other revenue of $1,973,000 and $7,089,000 for the three and twelve months ended March 31, 2005, respectively, and $1,750,000 and $7,112,000 for the three and twelve months ended March 31, 2004, respectively.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the components of the Company’s net pension benefit and net other postretirement benefit costs:

	Pension Benefits
	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
Components of net benefit cost
Service cost	$717	$547	$2,557	$1,946
Interest cost	1,211	1,093	4,626	4,317
Expected return on plan assets	(1,359)	(1,204)	(5,227)	(4,813)
Amortization of transition obligation	-	1	1	18
Amortization of prior service cost	27	24	176	112
Amortization of net loss	590	384	1,693	1,183
Net benefit cost	$1,186	$845	$3,826	$2,763

	Other Postretirement Benefits
	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
Components of net benefit cost
Service cost	$123	$89	$396	$355
Interest cost	471	454	1,876	2,289
Expected return on plan assets	(541)	(462)	(1,988)	(1,697)
Amortization of transition obligation	17	24	62	334
Amortization of prior service cost	(71)	(72)	(285)	(116)
Amortization of net (gain) or loss	65	52	212	369
Amortization of regulatory asset	225	225	899	899
Net benefit cost	$289	$310	$1,172	$2,433

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Environmental Matters - Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. Residual byproducts of these processes may have caused environmental conditions that require investigation and remediation. The Company owns seven sites in Michigan where such manufactured gas plants were located. Even though the Company never operated manufactured gas facilities at four of the sites, and did so at another site for only a very brief period of time, the Company is subject to local, state and federal laws and regulations that require, among other things, the investigation and, if necessary, the remediation of contamination associated with these sites, irrespective of fault, legality of initial activity, or ownership and which may impose liability for damages to natural resources. The Company has complied with the applicable Michigan Department of Environmental Quality (“MDEQ”) requirements, which require current landowners to mitigate unacceptable risks to human health from the byproducts of manufactured gas plant operations and to notify the MDEQ and adjacent property owners of potential contaminant migration. The Company is investigating these sites and anticipates conducting any necessary additional investigatory and remedial activities as appropriate. The Company has already remediated and closed a site related to one of the manufactured gas plant sites with the MDEQ’s approval.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company is also attempting to identify other potentially responsible parties to bear some or all of the costs and liabilities associated with the investigatory and remedial activities at several of these sites and is pursuing recovery of the costs of these activities from insurance carriers. The Company is unable to predict, however, whether and to what extent it will be successful in involving other potentially responsible parties or in securing insurance recovery for some or all of the environmental costs associated with these sites.
The Company also is unable to estimate, at present, the costs that may be incurred in connection with the investigation and remediation of these sites or other potential environmental liabilities relating to these sites. In accordance with a Michigan Public Service Commission (“MPSC”) accounting order, environmental assessment and remediation costs associated with the manufactured gas plant sites are deferred and amortized over ten years. Rate recognition of the related amortization expense does not begin until a review of the related costs in a base rate case.

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
In late March 2003, the Company was named in a putative class-action lawsuit alleging that approximately 30 defendants, including SEMCO Energy, Inc. and SEMCO Energy Ventures, Inc., engaged in practices that violated the Sherman Antitrust Act and tortiously interfered with the business of the plaintiffs. In October 2003, the plaintiff voluntarily dismissed this action in the jurisdiction in which the action was originally filed and gave the Company notice that it would re-file the complaint in a different jurisdiction. In November 2003, the plaintiff filed a separate but similar lawsuit against SEMCO Energy Services, Inc., a company subsidiary no longer actively engaged in business and whose operations were sold in 1999. This lawsuit was voluntarily dismissed by the plaintiff in July 2004. A variation of the aforementioned putative class action lawsuit was filed in July 2004. Neither the Company nor any of its subsidiaries were named as defendants. In October 2004, plaintiffs filed an amended complaint naming, among others, SEMCO Energy Services, Inc. and SEMCO Pipeline Company, as additional defendants. The amended lawsuit alleges violations of the Sherman Antitrust Act, the West Virginia Antitrust Act and various common law claims. The Company’s motion to dismiss the amended complaint is pending.
In connection with the issuance of CPS and Warrants to K-1 during 2004, the Company agreed to seek certain rulings from the RCA. This obligation would be satisfied if the RCA: (i) found that the purchase of the CPS and Warrants by K-1, and the conversion or exercise of the CPS or Warrants, as applicable, are not, and will not be, deemed an acquisition of controlling interest in a corporation holding a certificate of public convenience and necessity (a “Control Change”) or otherwise constitute transactions requiring RCA approval; (ii) declared that RCA approval of such transactions is not required; or (iii), if the Company so elected, approved the Control Change. If the Company did not obtain such rulings from the RCA prior to March 19, 2005, the Company had the right, subject to certain conditions, to repurchase the CPS for $1,000 per share plus accrued but unpaid dividends and the cash value of dividends that would have been paid on the CPS over the following 12 months.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

By petition filed on June 17, 2004, the Company asked the RCA to rule that the purchase of the CPS and Warrants by K-1, and the conversion or exercise of the CPS or Warrants, as applicable, were not, and will not be, deemed a Control Change or otherwise constitute transactions requiring RCA approval. On September 22, 2004, the RCA issued an order finding that the RCA did not have the authority to make the requested determination without the Company first filing an application for approval of a Control Change. On October 7, 2004, the Company asked the RCA to reconsider its order, on an expedited basis. On November 23, 2004, the RCA denied the Company’s Petition for Reconsideration and ordered a new docket to be opened in order to develop a sufficient record to allow a determination to be made as to whether the financing provided by K-1 constituted a Control Change or otherwise required RCA approval. The Alaska Attorney General (“AG”) intervened in this docket, asserting in his initial comments, among other things, that (i) the Company’s issuance of the CPS and Warrants to K-1 resulted in a Control Change requiring prior approval by the RCA, (ii) such a Control Change did not adversely affect the Company’s ENSTAR Natural Gas Company division (“ENSTAR”) and therefore should be approved by the RCA, and (iii), in connection with approving this Control Change, the RCA should institute a rate proceeding to review the base rates of ENSTAR, using a 2005 test year and a new depreciation study for ENSTAR’s property. The Company believed that no Control Change occurred upon the issuance of the CPS and Warrants to K-1 and thus no RCA approval was required. The Company also opposed the proposal that the RCA institute a rate proceeding to review ENSTAR’s base rates and, in connection with that review, order that a depreciation study of ENSTAR’s property be done.
After repurchasing the CPS and Warrants from K-1, the Company filed a motion for termination of proceedings with the RCA on March 22, 2005, under the premise that the repurchase made such proceedings moot. The Company also continued to oppose the proposal that the RCA institute a rate proceeding to review ENSTAR’s base rates and conduct a depreciation study, through a reply brief filed on April 4, 2005, to the AG’s response to the motion for termination of proceedings. The Company is awaiting the RCA’s decision on this matter.
In 1999, the Company acquired an underground construction services business in Georgia as part of expanding its business operations to include non-utility businesses. The assets of this business were subsequently sold in September 2004. The acquisition agreement for this business contained an indemnification provision by which the sellers agreed to reimburse the Company for all costs and expenses associated with certain claims. One of these claims involves a recently affirmed judgment for approximately $0.8 million. The sellers have contested the Company’s right to indemnification under the acquisition agreement and declined to reimburse the Company for its payments of approximately $1.2 million in connection with this judgment, including attorneys’ fees and costs. In February 2005, the Company filed an action in federal district court in Georgia to recoup amounts owed the Company under the indemnification provision.

NOTE 8 - DISCONTINUATION OF CONSTRUCTION SERVICES BUSINESS SEGMENT

The Company began actively marketing the construction services business for sale during the first quarter of 2004. As a result, the Company has accounted for the business as a discontinued operation and, accordingly, the operating results and the estimated loss on the disposal of this business are segregated and reported as discontinued operations in the Consolidated Statements of Operations. In September 2004, the Company sold the assets of its construction services business to InfraSource Services, Inc. for approximately $21.3 million. The Company initially invested the net proceeds from the sale in cash equivalents, but has been using, and continues to use, the proceeds to fund capital expenditures. The Company also received approximately $0.8 million in proceeds from the sale of other assets related to the construction services business that were not part of the InfraSource sale and expects to receive additional cash of approximately $3.1 million from the refund of certain prepaid assets related to the construction services business that also were not part of the InfraSource sale.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8 - DISCONTINUATION OF CONSTRUCTION SERVICES BUSINESS SEGMENT (Continued)

Components of amounts reflected in the Consolidated Statements of Operations for the construction services business are presented in the following table.

Consolidated Statement of Operations Data:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)

Revenues	$-	$9,197	$24,909	$68,695
Operating expenses	-	11,976	27,747	78,065
Goodwill impairment charges	-	-	-	17,649
Asset impairment charges	-	-	-	2,825
Operating loss	-	(2,779)	(2,838)	(29,844)
Other deductions	-	(248)	(558)	(1,060)
Income tax benefit	-	1,051	731	6,867
Loss from discontinued operations	$-	$(1,976)	$(2,665)	$(24,037)

Loss on divestiture of discontinued operations, net of income taxes	$-	$(2,800)	$(1,898)	$(2,800)

NOTE 9 - OTHER MATTERS

In December 2004, the Company filed a base rate increase request totaling $11.65 million with the MPSC. Among other things, the Company proposed an increase in customer service fees and a weather normalization rider, for the purpose of mitigating the impact of weather on customer bills and the Company’s financial results.
 On March 29, 2005, the MPSC approved a settlement with the Company, which is expected to produce an additional $7.1 million in annual revenue from customers in the Company’s MPSC-regulated service area. Increases in the fixed customer charge for several commercial and industrial customer classes and the increase in fees for certain services mitigate some of the effect of weather on the Company’s revenues. However, the settlement did not include the Company’s proposed increase in residential customer service fees or weather normalization rider. The rate adjustments, authorized by this settlement became effective on March 30, 2005.
On October 14, 2004 the MPSC initiated a generic proceeding to review SFAS 143 “Accounting for Asset Retirement Obligations”, Federal Energy Regulatory Commission Order No. 631 “Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations”, and their accounting and ratemaking issues. As directed by the MPSC, on March 15, 2005, the Company filed responses, in the form of testimony, to various questions raised by the MPSC regarding the Company’s accounting practices. Staff and Intervener filings are expected in the third quarter and a decision in the first quarter of next year. At this point the Company considers the proceeding a clarification of accounting and reporting issues that relate to all Michigan utilities.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OTHER INFORMATION

Summary of Results of Operations - The discussions in this section are summarized and intended to provide a high-level overview of the results of operations of the Company. In most instances, the items discussed here are covered in greater detail in later sections of Management’s Discussion and Analysis. All references to EPS in Management’s Discussion and Analysis are on a fully diluted basis. For information related to the calculation of diluted EPS, refer to Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements. The following table summarizes the Company’s operating results for the past three years:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Operating revenues	$226,560	$207,784	$527,112	$486,086
Other operating expenses	196,417	176,494	482,774	425,586
Operating income	$30,143	$31,290	$44,338	$60,500
Other income (deductions)	(10,548)	(10,853)	(41,491)	(65,503)
Income tax (expense) credit	(7,099)	(7,576)	944	1,446
Minority interest - dividends on trust preferred securities, net of income tax	-	-	-	(2,150)
Income (loss) from continuing operations	$12,496	$12,861	$3,791	$(5,707)
Loss from discontinued operations, net of income taxes	-	(4,776)	(4,563)	(26,837)
Net income (loss)	$12,496	$8,085	$(772)	$(32,544)
Dividends and repurchase premium on convertible preference stock	9,112	62	12,253	62
Dividends on convertible cumulative preference stock	152	-	152	-
Net income (loss) available to common shareholders	$3,232	$8,023	$(13,177)	$(32,606)

Earnings per share - basic
Income (loss) from continuing operations	$0.11	$0.46	$(0.30)	$(0.23)
Net income (loss) available to common shareholders	$0.11	$0.29	$(0.46)	$(1.32)

Earnings per share - diluted
Income (loss) from continuing operations	$0.11	$0.45	$(0.30)	$(0.23)
Net income (loss) available to common shareholders	$0.11	$0.28	$(0.46)	$(1.32)

Average common shares outstanding - basic	28,425	28,117	28,339	24,609
Average common shares outstanding - diluted	30,073	28,773	28,339	24,609

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

RESULTS OF OPERATIONS (Continued)

The Company’s net income available to common shareholders was $3.2 million (or $0.11 per share) for the three months ended March 31, 2005, compared to $8.0 million (or $0.28 per share) for the three months ended March 31, 2004. The following items, all of which are quantified on an after-tax basis, were the most significant causes of the $4.8 million decrease in results. The primary factor contributing to the lower earnings for the quarter ended March 31, 2005, was a payment of approximately $8.2 million, associated with the repurchase of the Company’s CPS and Warrants. Financing costs, which include interest expense and dividends on both the CPS and newly-issued Preferred Stock, increased on a net basis by approximately $0.7 million. Increases in operations and maintenance expenses decreased net income by approximately $1.3 million, due primarily to increases in employee benefit costs and professional fees, offset partially by a decrease in uncollectible customer accounts.
These items were partially offset by the following items, which helped improve results compared to the first quarter of 2004. There were no losses from discontinued operations in the 2005 results, while the 2004 results include $4.8 million in losses from discontinued operations. In addition, gas sales margin and other gas distribution revenues increased by approximately $0.9 million, primarily due to new customers, a reduction in unaccounted-for gas, a significant recovery from a bankrupt customer and an increase in pipeline construction management revenues. The increase in gas sales margin and other gas distribution revenues is net of the impact of a decrease in volumes of gas sold, due in large part to warmer overall weather compared to last year and what appears to be a reduction in customer gas usage that may be due to the increased price of natural gas.
The Company had a net loss available to common shareholders of $13.2 million (or $0.46 per share) for the twelve months ended March 31, 2005, compared to a net loss of $32.6 million (or $1.32 per share) for the twelve months ended March 31, 2004. The primary factors contributing to the $19.4 million improvement in results were a decrease of $22.3 million in net losses associated with discontinued operations and the non-recurrence in the twelve months ended March 31, 2005, of debt exchange and extinguishment costs, which reduced net income for the twelve months ended March 31, 2004, by approximately $15.2 million. These increases were offset by the premium of approximately $8.2 million associated with the repurchase of the Company’s CPS and Warrants and $8.4 million ($5.3 million after tax) of expenses incurred in December 2004, related to the terminated sale of the Company’s Alaska Pipeline Company (“APC”) subsidiary. Other factors that negatively impacted earnings for the twelve months ended March 31, 2005, when compared to the twelve months ended March 31, 2004, were increases in operations and maintenance expenses, property tax expenses and dividends on the CPS.

Business Segment Overview - The Company operates one reportable business segment: gas distribution. The Company’s other business segments that do not meet the quantitative thresholds required to be reportable business segments are combined and included with the Company’s corporate division in a category the Company refers to as “corporate and other.” For a brief description of the Company’s gas distribution segment and a description of the non-separately reportable business segments included in corporate and other, refer to Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements.  For a summary of operating revenues and operating income by business segment, refer to Note 5 of the Condensed Notes to the Unaudited Consolidated Financial Statements.
The gas distribution business segment analysis and other discussions below provide additional information regarding variations in operating results when comparing the three and twelve-month periods ended March 31, 2005, to the same periods of the prior year. The Company evaluates the performance of its business segments based on operating income generated. Operating income does not include income taxes, interest expense, discontinued operations or other non-operating income and expense items. A review of the non-operating items follows the business segment discussion.

 PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

RESULTS OF OPERATIONS (Continued)

Seasonality - The Company's gas distribution business is seasonal in nature with the majority of its operating revenue realized during the heating season each year. As a result, a substantial portion of the Company's annual income is earned during the first and fourth quarters of the year. Therefore, the Company's results of operations for the three months ended March 31, 2005, and 2004, are not necessarily indicative of results for a full year.

Impact of Weather - Temperature fluctuations have a significant impact on the operating results of the Company. Accordingly, the Company believes that information about normal temperatures is useful for understanding its business and operating results. For further information about the estimated impact of warmer or colder than normal weather and how such information is calculated, refer to “The Impact of Weather” section of Management’s Discussion and Analysis in Item 7 of the Company’s 2004 Annual Report on Form 10-K.

Impact of Weather - Temperature fluctuations have a significant impact on the operating results of the Company. Accordingly, the Company believes that information about normal temperatures is useful for understanding its business and operating results. For further information about the estimated impact of warmer or colder than normal weather and how such information is calculated, refer to “The Impact of Weather” section of Management’s Discussion and Analysis in Item 7 of the Company’s 2004 Annual Report on Form 10-K.
During the first quarter of 2005, temperatures were 7.5% warmer than normal in Alaska and 4.8% colder than normal in Michigan. The Company has estimated that the variations from normal temperatures in Alaska and Michigan combined decreased net income by approximately $0.7 million during the first quarter of 2005.
By comparison, temperatures during the first quarter of 2004 were colder than normal in both Alaska and Michigan by 0.9% and 2.5%, respectively. The Company has estimated that the variations from normal temperatures in Alaska and Michigan combined increased net income by approximately $0.5 million during the first quarter of 2004.

GAS DISTRIBUTION BUSINESS SEGMENT

The Company’s gas distribution business segment consists of operations in Michigan and Alaska. The Michigan operation is sometimes referred to as “SEMCO Gas” and the Alaska operation is sometimes referred to as “ENSTAR.” These operations are referred to together as the “Gas Distribution Business.”

Gas Sales Revenue - The Company’s gas sales revenue was $211.7 million and $481.4 million for the three and twelve months ended March 31, 2005, respectively, compared to $193.7 million and $440.1 million for the three and twelve months ended March 31, 2004, respectively. The primary factor causing the change in gas sales revenue from period-to-period was the change in the cost of gas sold. A significant portion of the Company’s cost of gas sold is accounted for under regulatory body-approved gas cost recovery (“GCR”) and gas cost adjustment (“GCA”) mechanisms, which allow for the adjustment of rates charged to customers to reflect increases and decreases in the cost of gas purchased by the Company. Under the GCR and GCA mechanisms, customers are charged rates that allow the Company to recoup its cost of gas purchased for sale to customers, subject, in the Company’s Michigan service territory regulated by the MPSC, to a review by the MPSC of the Company’s GCR gas purchase plan and actual purchases. In Alaska, gas supply contracts are reviewed by the RCA at the time the Company enters into those contracts. As a result of the use of the GCR and GCA mechanisms, in the absence of gas cost disallowances, for any increase or decrease in cost of gas sold, there is a corresponding increase or decrease in gas sales revenue. Refer to the caption “Cost of Gas” in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2004 Annual Report on Form 10-K for further information on cost of gas and the GCR and GCA mechanisms. Management generally evaluates changes in gas sales margin rather than gas sales revenue due to the large fluctuations caused by market-driven changes in cost of gas sold. Please refer to the gas sales margin section below for a detailed variance analysis.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(dollars in thousands)

Gas sales revenues	$211,732	$193,668	$481,421	$440,087
Cost of gas sold	167,596	150,051	363,786	321,811

Gas sales margin	$44,136	$43,617	$117,635	$118,276
Gas transportation revenue	9,228	9,286	29,014	28,839
Other operating revenue	2,488	1,539	6,769	7,193

	$55,852	$54,442	$153,418	$154,308
Operation and maintenance	16,429	14,762	62,446	59,231
Depreciation and amortization	6,623	6,455	26,093	25,524
Property and other taxes	3,090	2,852	12,782	10,455

Operating income	$29,710	$30,373	$52,097	$59,098

Volumes of gas sold (MMcf)	28,945	29,894	65,216	67,406
Volumes of gas transported (MMcf)	14,341	14,828	56,132	53,270

Number of customers at end of period	400,699	392,831	400,699	392,831
Degree Days
Alaska	3,679	4,031	9,221	9,984
Michigan	3,411	3,335	6,802	6,792
Percent colder (warmer) than normal
Alaska	(7.5)%	.9%	(9.3)%	(2.3)%
Michigan	4.8%	2.5%	.8%	.7%

The amounts in the above table include intercompany transactions.

Gas Sales Margin - The Company’s gas sales margin is derived primarily from customer service fees and usage-based distribution fees. The customer service fees are fixed amounts charged to customers each month. Distribution fees vary each month because they are based on the volume of gas consumed by customers. There are four primary factors that have impacted gas sales margin over the past three and twelve month periods ending March 31, 2005, and March 31, 2004, and may impact future gas sales margin. These factors are changes in: (1) customer gas consumption; (2) the number of gas sales customers; (3) unaccounted-for gas; and (4) customer rates and gas cost savings.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

Changes in customer gas consumption from one year to another are attributable primarily to the impact of changes in temperatures between periods. However, other factors (including conservation by customers, the increasing use of more energy efficient gas furnaces and appliances, the addition of new energy efficient homes to the Company’s gas distribution system and the price of natural gas) also contribute to changes in customer gas consumption. A decrease in customer gas consumption during the three and twelve months ended March 31, 2005, reduced gas sales margin by approximately $1.9 million and $4.0 million, respectively, when compared to the same periods March 31, 2004. During the first quarter of 2005, customer usage in Michigan was lower than expected, in view of the colder-than-normal weather during the quarter. This may be due to conservation prompted by the increased cost of natural gas.
The average number of gas sales customers in Michigan and Alaska combined has increased by an average of 2.5% annually during the past three years. For the three- and twelve-month periods ending March 31, 2005, the Company’s average number of gas sales customers increased by 2.0% and 1.9%, respectively, when compared to the three- and twelve-month periods ending March 31, 2004. Customer additions increased gas sales margin for the three- and twelve-month periods ending March 31, 2005, by approximately $0.9 million, and $2.2 million, respectively, when compared to the same periods ending March 31, 2004.
Unaccounted-for gas is a term used in the natural gas distribution industry to refer to the difference between the gas that is measured and injected into the Company’s gas distribution system and the amount of gas measured at customer meters. Typically, there is more gas injected into a gas utility’s distribution system than is actually measured as sold or transported at customer meters. There are a number of reasons for this unaccounted-for gas, including gas used by compressor stations along the system, measurement errors, and small leaks. The annual unaccounted-for gas volumes of the Gas Distribution Business typically range from 0.5% to 1.4% of total gas volumes sold and transported. A decrease in unaccounted-for gas increased gas sales margin for the three months ended March 31, 2005, by approximately $0.4 million, when compared to the same period ending March 31, 2004. A decrease in unaccounted-for gas for the twelve months ended March 31, 2005, increased gas sales margin by approximately $0.5 million when compared to the same period ending March 31, 2004. The cost of unaccounted for gas is affected by the underlying commodity cost and rate mechanisms employed to price unaccounted-for volumes and recover this cost from customers.
Changes in customer rates and gas cost savings directly affect gas sales margin. During the three and twelve months ended March 31, 2005, increases in rates and gas cost savings increased gas sales margin by approximately $0.9 million and $1.2 million, respectively, when compared to the three and twelve months ended March 31, 2004. For information on new rates and rate cases filed by the Company, refer to Note 2 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2004 Annual Report on Form 10-K. For further information regarding gas cost savings, refer to the caption “Cost of Gas” in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2004 Annual Report on Form 10-K.

Gas Transportation Revenue - For the three and twelve months ended March 31, 2005, gas transportation revenue decreased by $0.1 million and increased by $0.2 million, respectively, when compared to the same periods ended March 31, 2004. The primary reasons for the decrease for the three months ended March 31, 2005 was a decrease in transportation volumes to power plants in the first quarter of 2004 and a decrease in transportation volumes to commercial customers as a result of warmer weather. These were partially offset by increased volumes and revenues to industrial customers. The increases for the twelve months ended March 31, 2005, were the result of increases in transportation volumes for power plant customers, as well as an increase in transportation volumes for industrial and power plant transport customers.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

Other Operating Revenue - During the first quarter of 2005, other operating revenue increased by $0.9 million, when compared to the first quarter of 2004. Increases in miscellaneous customer revenues, a scheduled fee increase for one of the Company’s large pipeline capacity contracts, recovery of amounts owed the Company in a customer bankruptcy case and an increase in pipeline management revenue from Norstar Pipeline Company (“Norstar”) due to a pipeline construction project performed during the first quarter of 2005, were the primary reasons for the increase. Norstar is an indirect subsidiary of the Company, which provides pipeline management and pipeline construction management services to non-affiliated customers in Alaska.
These items also increased other operating revenue for the twelve months ended March 31, 2005, when compared to the same period ended March 31, 2004. However, during the twelve-month period ending March 31, 2005, a decrease in pipeline management revenue at Norstar offset these increases and resulted in an overall decrease of $0.4 million in other operating revenue when compared to the twelve months ended March 31, 2004. The decrease in Norstar revenues from the twelve-month period ending March 31, 2004 was because of revenues earned by Norstar’s management from a pipeline construction project completed in late 2003. Pipeline management revenue for the twelve months ended March 31, 2005 decreased because Norstar was only performing routine pipeline management work and did not have a large management project similar to the project Norstar managed in 2003.

Operations and Maintenance Expenses - For the three and twelve months ending March 31, 2005, operations and maintenance (“O&M”) expenses increased by $1.7 million and $3.2 million, respectively, when compared to the same periods ending March 31, 2004. There are four primary factors that have impacted the Company’s O&M expenses including: (1) employee benefit costs; (2) professional fees; (3) commercial insurance and claims costs and (4) uncollectible customer accounts.
Employee benefit costs primarily include pension expense, medical coverage expense, including retiree medical coverage, and incentive compensation. For the three and twelve months ending March 31, 2005, net employee benefit expense increased by approximately $1.5 million and $1.6 million, respectively, when compared to the same periods ending March 31, 2004.
The changes in professional fees are due in large part to compliance with the Sarbanes-Oxley Act of 2002 and fees related to regulatory matters. Professional fees increased for the three and twelve months ending March 31, 2005, by approximately $0.1 million and $1.9 million, respectively, when compared to the same periods ending March 31, 2004.
Commercial insurance and claims costs were essentially unchanged for the first quarter of 2005, when compared to the first quarter of 2004. However, these costs increased by approximately $0.4 million for the twelve months ending March 31, 2005, when compared to the same period ending March 31, 2004. Commercial insurance costs have increased significantly over the past few years as a result of the September 11, 2001 attacks on the United States, which caused increases in liability insurance costs, and recent corporate financial wrongdoing by other large companies, which increased director and officer liability insurance costs. The Company had previously been shielded from these increases due to a three-year fixed premium general liability policy, which expired in 2003, and a fixed-premium excess liability policy, which expired in 2004.
Uncollectible customer accounts decreased by approximately $0.6 million and $1.5 million for the three and twelve months ending March 31, 2005, respectively, when compared to the same periods ending March 31, 2004. These decreases were due primarily to increased collection efforts and collection programs initiated by the Company and a reduction in large-customer bankruptcy write-offs.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

The remaining increases in O&M expenses for the three and twelve months ended March 31, 2005, when compared to the same periods ending March 31, 2004, were caused by increases in wage and salary expense and various other expenses due primarily to inflationary pressures on expenses and the increased cost of doing business.

Depreciation and Amortization - The addition of new customers to the Company’s gas distribution system typically requires expansion of the system. In addition, the Company has a replacement program to ensure that older sections of its distribution system are upgraded and replaced. The increase in depreciation and amortization expense from period to period is due to depreciation on net additional property, plant and equipment placed in service as a result of expanding and upgrading the system.

Property and Other Taxes - The Company’s property and other taxes increased for the three and twelve months ended March 31, 2005, when compared to the same periods ending March 31, 2004. The increases are primarily attributed to property taxes. Each year the Company’s property taxes generally increase as a result of taxes on net additional property, plant and equipment placed in service as part of the expansion and upgrading of the Company’s gas distribution system. During the twelve months ended March 31, 2005, the Company also incurred $1.4 million in additional property tax expense as a result of adjusting the amount of proceeds the Company expects to recover from certain prior years’ property tax appeals. Refer to Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2004 Annual Report on Form 10-K for information about the property tax appeals.

CORPORATE AND OTHER

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)

Operating revenues	$5,135	$5,089	$17,198	$17,260
Other operating expenses	4,702	4,172	24,957	15,858
Operating income	$433	$917	$(7,759)	$1,402

The amounts in the above table include intercompany transactions.

Operating Revenues - The total operating revenues of the Company’s businesses that are part of corporate and other were essentially unchanged when comparing the three- and twelve-month periods ended March 31, 2005, to the three- and twelve-month periods ended March 31, 2004.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

CORPORATE AND OTHER (Continued)

Operating Income - Corporate and other reported operating income of $0.4 million for the three months ended March 31, 2005, compared to operating income of $0.9 million the same period ending March 31, 2004. Corporate and other reported an operating loss of $7.8 million for the twelve months ended March 31, 2005, compared to operating income of $1.4 million for the same period ending March 31, 2004. The $0.5 million decrease for the three-month period ended March 31, 2004, was due primarily to corporate professional fees, costs associated with winding down the discontinued construction operations, and reduced margins at the Company’s IT operations. The $9.2 million decrease for the twelve-month period ended March 31, 2004, was due primarily to $2.9 million of costs associated with an arbitration proceeding over the termination of the sale of APC and a payment of $5.5 million to settle the matter. The remainder of the decrease between the twelve month periods was due to goodwill and fixed asset impairment charges of $0.4 million at the Company’s IT operations, increases in corporate consulting and professional fees, and lower propane distribution margins.

OTHER INCOME AND DEDUCTIONS

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)

Interest expense	$(11,076)	$(11,620)	$(43,749)	$(43,658)
Debt exchange and extinguishment costs	-	-	-	(24,030)
Other income	528	767	2,258	2,185
Total other income (deductions)	$(10,548)	$(10,853)	$(41,491)	$(65,503)

Interest Expense - Interest expense for the three months ended March 31, 2005, decreased by $0.5 million when compared to the same period ended March 31, 2004. Interest expense for the twelve months ended March 31, 2005, was essentially unchanged when compared to the same period ended March 31, 2004. The decrease for the three months ended March 31, 2005, was primarily due to lower levels of long-term debt as a result of the redemption of $29.9 million of the Company’s outstanding senior notes in the second quarter of 2004, lower levels of short-term bank borrowings from its bank credit facility and a decrease in financing fees related to the Company’s bank credit facility.

Debt Exchange and Extinguishment Costs - For the twelve months ended March 31, 2004, the Company’s Consolidated Statements of Operations reflect $24 million of debt exchange and extinguishment costs. In the second quarter of 2003, the Company completed a refinancing of certain of its long-term debt through the issuance of new senior unsecured notes and the exchange and repurchase of existing notes. In connection with the repurchase of existing notes, the Company paid approximately $24 million for make-whole premiums or similar items.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OTHER INCOME AND DEDUCTIONS (Continued)

Other Income - Other income for the three months ended March 31, 2005 decreased by approximately $0.2 million when compared to the same period ended March 31, 2004. Other income for the twelve months ended March 31, 2005, increased by approximately $0.1 million when compared to the same period ended March 31, 2004. The $0.2 million decrease for the three months ended March 31, 2005, in comparison to the same period ended March 31, 2004, was primarily due to a decrease in equity earnings from the Company’s investment in Eaton Rapids Gas Storage System (“ERGSS”), the Company’s gas storage partnership. The $0.1 million increase for the twelve months ended March 31, 2005, in comparison to the same period ended March 31, 2004, was due to an increase in allowance for funds used during construction, or AFUDC, offset partially by lower equity earnings from ERGSS.

INCOME TAXES

Income tax expense (benefit) was $7.1 million and $(0.9) million, respectively, for the three and twelve months ended March 31, 2005, and $7.6 million and $(1.4) million, respectively, for the same periods ended March 31, 2004. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes and minority interest. However, during the twelve months ended March 31, 2005, the Company also made a change in estimate of prior years’ state income taxes, which resulted in an additional income tax benefit of approximately $2.2 million.

MINORITY INTEREST - DIVIDENDS ON COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARIES HOLDING SOLELY DEBT SECURITIES OF SEMCO ENERGY, INC., NET OF INCOME TAX

Dividends on Trust Preferred Securities, net of income taxes, for the twelve-month periods ended March 31, 2005, decreased by $2.2 million when compared to the same period ended March 31, 2004. This decrease is the result of reflecting dividends on Trust Preferred Securities incurred after July 1, 2003, in interest expense, as discussed above in the “Interest Expense” section.

DIVIDENDS AND REPURCHASE PREMIUM ON CONVERTIBLE PREFERENCE STOCK

The Company issued CPS in the first and second quarters of 2004. These securities and the payment-in-kind, non-cash dividends on these securities are described in Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2004 Annual Report on Form 10-K. Non-cash dividends on these securities were $0.9 million and $0.1 million for the three months ended March 31, 2005 and 2004, respectively. Non-cash dividends on these securities were $4.1 million and $0.1 million for the twelve months ended March 31, 2005 and 2004, respectively. The Company’s Consolidated Statements of Operations for the three and twelve months ended March 31, 2005, also include an $8.2 million premium associated with the repurchase of the CPS. For more information on the repurchase premium, refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Used For Investing - The following table identifies capital investments for the three and twelve months ended March 31, 2005, and 2004:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
Capital investments:
Property additions - gas distribution	$5,535	$6,899	$36,560	$30,547
Property additions - corporate and other	592	137	1,443	1,636
	$6,127	$7,036	$38,003	$32,183

The Company’s expenditures for property additions were approximately $6.1 million for the first three months of 2005. Expenditures for property additions during the remainder of 2005 are anticipated to be approximately $33.4 million.

Cash Flows Provided By Operations - Net cash provided by operating activities for the three and twelve months ended March 31, 2005, when compared to the same periods of the prior year, decreased by $25.7 million and $3.5 million, respectively. The change in operating cash flows is influenced significantly by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments. The change in cash provided by operating activities is also impacted by changes in the operating results of the Company’s businesses.

Cash Flows Provided By Financing - Net cash used for financing activities during the three and twelve-month periods ended March 31, 2005, decreased by $20.8 million and increased by $34.2 million, respectively, when compared to the same periods ended March 31, 2004.

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
Cash provided by (used for) financing activities:
Issuance of common stock, and common stock warrants, net of expenses	$284	$1,554	$1,230	$3,943
Issuance of convertible cumulative preferred stock, net of expenses	66,502	-	66,502	-
Issuance of convertible preference stock, net of expenses	-	27,643	17,947	27,643
Repurchase of convertible preference stock and common stock warrants	(60,000)	-	(60,000)	-
Change in notes payable, net of expenses	(39,300)	(82,034)	(340)	(84,649)
Issuance of long-term debt, net of redemptions	-	(150)	(29,982)	109,497
Debt exchange and extinguishment costs	-	-	-	(24,030)
Payment of dividends on common stock	-	-	(4,221)	(5,896)
Change in book overdrafts included in current liabilities	297	-	1180	-
	$(32,217)	$(52,987)	$(7,684)	$26,508

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

During the first quarter of 2005, the Company repurchased all of the CPS shares (52,543) and Warrants (905,565) held by K-1. The aggregate purchase price for the CPS and Warrants was $60 million. During the first quarter of 2005, the Company also closed on the offering of 350,000 shares of Preferred Stock. The gross proceeds from this offering were approximately $70 million, of which $60 million was used to fund the previously discussed repurchase of CPS and Warrants from K-1. The remaining proceeds were used to redeem $10.3 million principal amount of the Company’s 10.25% Subordinated Notes held by SEMCO Capital Trust I. The Trust, in turn, used the proceeds to redeem 400,000 shares of its Trust Preferred Securities and 12,371 shares of its Common Securities on April 29, 2005.
For further information regarding these transactions, refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements.

Future Financing - In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of its short-term bank credit facility. When appropriate, the Company will refinance its short-term debt with long-term debt, common stock or other long-term financing instruments.
The Company’s capital structure at March 31, 2005, is approximately 68.0% total debt (including current maturities and notes payable), 9.1% preferred stock and 22.9% common equity. The Company is currently assessing its overall liquidity and capital structure, with a view to migrating over time to a capital structure, which is consistent with that of an investment grade company. One of the Company’s primary goals is to increase equity as a percentage of total capital while reducing the Company’s overall debt to total capital ratio. To this end, the Company’s financing plans currently contemplate the issuance of approximately $25 million to $30 million of common equity in the second half of 2005. The intended use of proceeds from this issuance is to redeem at par a like amount of the Company’s 10.25% Subordinated Notes held by SEMCO Capital Trust I, with the Trust utilizing the proceeds from this redemption to redeem a like amount of its Trust Preferred Securities.  On April 11, 2005, the Company filed with the SEC, a Registration Statement on Form S-3 to register an aggregate of $150 million of various securities. The Company plans to issue the $25 million to $30 million of common equity discussed above under this Registration Statement.
In conjunction with the issuance of 350,000 shares of Preferred Stock, the Company also entered into a registration rights agreement with the initial purchasers. This agreement requires the Company to file with the SEC within 90 days after the original issuance of the Preferred Stock, and to use commercially reasonable efforts to cause to become effective within 180 days after the original issuance of Preferred Stock, a shelf registration statement with respect to the resale of the Preferred Stock and shares of Common Stock issuable upon conversion of the Preferred Stock. If the Company fails to comply with certain of its obligations under the registration rights agreement, additional dividends will become payable on the Preferred Stock. The registration statement required by the registration rights agreement will be separate from the registration statement discussed above that was filed with the SEC on April 11, 2005.
The Company has a short-term bank credit facility, which, at March 31, 2005, consists of a $60 million multi-year revolver and a $40.8 million 364-day facility, both of which are to expire on September 23, 2005. The 364-day facility also has a one-year term loan option. At March 31, 2005, there were approximately $12.3 million in letters of credit outstanding on the bank credit facility, leaving approximately $88.5 million of the bank credit facility unused. Interest on the bank credit facility is at variable rates, which do not exceed the banks’ prime lending rates.

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

Other Matters - The Company’s ratio of earnings to fixed charges, as defined under Item 503 of SEC regulation S-K, was 1.06 for the twelve months ended March 31, 2005.

PART I - FINANCIAL INFORMATION - (Continued)

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.     Controls and Procedures.

Disclosure Controls and Procedures - As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer, (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(f) of the Securities and Exchange Act of 1934. Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weakness in our internal control over financial reporting previously disclosed in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on May 10, 2005 and discussed below.

Changes in Internal Control Over Financial Reporting - No changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934 occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As previously disclosed, during final preparation of this report and subsequent to filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (filed March 8, 2005), management became aware of errors in the Company’s accounting for dividends on its Convertible Preference Stock (“CPS”) in the calculation of basic and diluted earnings per share from continuing operations and in the calculation of comprehensive income (loss). As a result of the discovery of these errors, the Company, after consultation with the Audit Committee, decided that the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2004 and its unaudited financial statements included in the Company’s Form 10-Qs for the quarters ended June 30 and September 30, 2004 should be restated to correct the errors. In connection with the restatement, the Company has concluded that it did not maintain effective controls over the accounting for dividends on its CPS in the calculation of earnings per share from continuing operations and in the calculation of comprehensive income (loss) in accordance with generally accepted accounting principles, because of insufficient management review and supervision of the calculations. Management has concluded that these control deficiencies constitute a material weakness in its internal control over financial reporting as of March 31, 2005.
In May 2005, the Company began taking corrective actions to remediate the material weakness identified above. The Company will design, document and test additional controls over the preparation and review of these calculations.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

For information on legal proceedings, refer to Note 7 of the Condensed Notes to the Unaudited Consolidated Financial Statements.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2005, the Company issued an aggregate of 1,433 shares of unregistered Common Stock to the members of its Board of Directors in exchange for services rendered, valued at $8,400. The preceding transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).
During the first quarter of 2005, the Company repurchased all of the outstanding and issued CPS shares (52,543) and Warrants (905,565) held by K-1. The aggregate purchase price for the CPS shares and Warrants was $60 million. During the first quarter of 2005, the Company also closed on the offering of 350,000 shares of Preferred Stock to qualified institutional buyers pursuant to Rule 144A under the Act and to persons in offshore transactions in reliance on Regulation S under the Act. The gross proceeds from this offering were approximately $70 million, of which $60 million was used to fund the previously discussed repurchase of CPS and Warrants from K-1. The remaining proceeds were used to redeem $10.3 million principal amount of the Company’s 10.25% Subordinated Notes held by SEMCO Capital Trust I. The Trust, in turn, used the proceeds to redeem 400,000 shares of its Trust Preferred Securities and 12,371 shares of its Common Securities on April 29, 2005.
For additional information on the repurchase of the CPS shares and Warrants from K-1 and the issuance of the Preferred Stock, refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements.

Item 3.      Defaults upon Senior Securities.

Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.      Other Information.

Not applicable.

PART II - OTHER INFORMATION (Continued)

Item 6.  Exhibits.

The following exhibits are filed herewith - (See page 38 for the Exhibit Index.)

Exhibits	Description
3.1
Articles of Incorporation of SEMCO Energy, Inc., as restated June 25, 1999, and amendments thereto through May 28, 2004 (incorporated herein by reference from SEMCO’s Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004).

3.1.1	Certificate of Designation of 5.00% Series B Convertible Cumulative Preferred Stock filed March 19, 2005 (incorporated herein by reference from SEMCO’s Form 8-K filed March 17, 2005).
3.2	Bylaws of SEMCO Energy, Inc., as last revised May 24, 2004 (incorporated herein by reference from SEMCO’s Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004).
4.1	Indenture relating to Senior Debt Securities, dated October 23, 1998 (incorporated herein by reference from SEMCO’s Registration Statement, Form S-3, No. 333-124005, filed April 11, 2005).
31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMCO Energy, Inc.

Date: May 10, 2005	By:	/s/ Michael V. Palmeri

Senior Vice President and Chief Financial Officer and Treasurer

EXHIBIT INDEX
Form 10-Q
First Quarter 2005

Exhibits	Description
3.1
Articles of Incorporation of SEMCO Energy, Inc., as restated June 25, 1999, and amendments thereto through May 28, 2004 (incorporated herein by reference from SEMCO’s Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004).

3.1.1	Certificate of Designation of 5.00% Series B Convertible Cumulative Preferred Stock filed March 19, 2005 (incorporated herein by reference from SEMCO’s Form 8-K filed March 17, 2005).
3.2	Bylaws of SEMCO Energy, Inc., as last revised May 24, 2004 (incorporated herein by reference from SEMCO’s Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004).
4.1	Indenture relating to Senior Debt Securities, dated October 23, 1998 (incorporated herein by reference from SEMCO’s Registration Statement, Form S-3, No. 333-124005, filed April 11, 2005).
31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.