Form 10-Q/A
period 2004-06-30
SEMCO ENERGY INC
filed 2005-05-13
CIK 277158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

This Amendment No. 1 on Form 10-Q/A hereby amends the Form 10-Q of SEMCO Energy, Inc. (the “Company”) for the quarter ended June 30, 2004, as originally filed with the Securities and Exchange Commission (“SEC”) on August 9, 2004 (the “Original Filing”). This Amendment was required to correct the amounts originally reported for basic and diluted earnings per share (“EPS”) from continuing operations and comprehensive income (loss), for the three, six and twelve months ended June 30, 2004, and diluted average common shares outstanding for the six and twelve months ended June 30, 2004, as a result of the Company’s misapplication of Statements of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) and No. 130, “Reporting Comprehensive Income” (“SFAS 130”). The reported amounts of income (loss) from continuing operations, losses from discontinued operations, and net income (loss) available to common shareholders for the three, six and twelve month periods ended June 30, 2004, were correct as reported in the Original Filing and have not been restated. The amounts for basic and diluted EPS from net income (loss) available to common shareholders and the amounts for basic and diluted EPS from discontinued operations, for the three, six and twelve month periods ended June 30, 2004, were correct as reported in the Original Filing and have not been restated. Refer to Note 9 of the Condensed Notes to the Company’s Unaudited Consolidated Financial Statement in Part I, Item I of this Form 10-Q/A for additional information.
For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2, and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect the corrections discussed above, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certificates from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003

OPERATING REVENUES
Gas sales	$71,781	$73,163	$265,449	$254,679	$438,705	$404,242
Gas transportation	6,250	5,929	15,536	14,113	29,160	25,859
Other	3,731	3,974	8,561	8,927	16,917	15,305
	81,762	83,066	289,546	277,719	484,782	445,406

OPERATING EXPENSES
Cost of gas sold	50,055	51,187	200,106	188,346	320,679	289,476
Operations and maintenance	17,133	15,712	33,821	32,005	66,967	58,197
Depreciation and amortization	6,951	6,813	13,823	13,827	27,444	27,401
Property and other taxes	2,831	2,743	5,856	5,443	11,153	10,689
	76,970	76,455	253,606	239,621	426,243	385,763

OPERATING INCOME	4,792	6,611	35,940	38,098	58,539	59,643

OTHER INCOME (DEDUCTIONS)
Interest expense	(11,126)	(8,732)	(22,746)	(16,379)	(46,052)	(31,796)
Debt exchange and extinguishment costs	-	(24,030)	-	(24,030)	-	(24,030)
Other	606	444	1,373	1,180	2,347	2,549
	(10,520)	(32,318)	(21,373)	(39,229)	(43,705)	(53,277)
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(5,728)	(25,707)	14,567	(1,131)	14,834	6,366

INCOME TAX (EXPENSE) BENEFIT	2,042	9,047	(5,534)	105	(5,559)	(3,425)

Minority Interest - Dividends on company obligated mandatorily redeemable trust preferred securities of subsidiaries holding solely debt securities of SEMCO Energy, Inc., net of income tax benefit of $0, $1,158, $0, $2,316 $0 and $4,631	-	(2,150)	-	(4,300)	-	(8,601)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,686)	(18,810)	9,033	(5,326)	9,275	(5,660)

DISCONTINUED OPERATIONS
Loss from construction services operations, net of income tax benefit of $57, $986, $1,109, $2532, $5,939 and $5,090	(44)	(1,821)	(2,020)	(4,631)	(22,260)	(6,733)
Estimated loss on divestiture of construction services operations, net of income tax benefit of $1,240, $0, $1,940, $0, $1,940 and $0	(2,300)	-	(5,100)	-	(5,100)	-
Loss on divestiture of engineering services operations, net if income tax expense of $0, $0, $0, $0, $0 and $1,276	-	-	-	-	-	10

NET INCOME (LOSS)	(6,030)	(20,631)	1,913	(9,957)	(18,085)	(12,383)

DIVIDENDS ON CONVERTIBLE PREFERENCE STOCK	868	-	930	-	930	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(6,898)	$(20,631)	$983	$(9,957)	$(19,015)	$(12,383)

EARNINGS PER SHARE - BASIC
Income (loss) from continuing operations (restated, see Note 9)	$(0.16)	$(0.99)	$0.29	$(0.28)	$0.31	$(0.30)
Discontinued operations	$(0.08)	$(0.10)	$(0.25)	$(0.25)	$(1.02)	$(0.36)
Net income (loss) available to common shareholders	$(0.24)	$(1.09)	$0.03	$(0.53)	$(0.71)	$(0.66)

EARNINGS PER SHARE - DILUTED
Income (loss) from continuing operations (restated, see Note 9)	$(0.16)	$(0.99)	$0.29	$(0.28)	$0.31	$(0.30)
Discontinued operations	$(0.08)	$(0.10)	$(0.25)	$(0.25)	$(1.02)	$(0.36)
Net income (loss) available to common shareholders	$(0.24)	$(1.09)	$0.03	$(0.53)	$(0.71)	$(0.66)

DIVIDENDS DECLARED PER SHARE	$0.075	$0.200	$0.075	$0.200	$0.225	$0.450

AVERAGE COMMON SHARES OUTSTANDING - BASIC	28,238	18,988	28,177	18,884	26,909	18,726
AVERAGE COMMON SHARES OUTSTANDING - DILUTED (restated, see Note 9)	28,238	18,988	28,212	18,884	26,936	18,726

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

	Three months ended		Six months ended		Twelve months ended
	June 30,		June 30,		June 30,
(in thousands)	2004	2003	2004	2003	2004	2003
	(restated, see Note 9)		(restated, see Note 9)		(restated, see Note 9)

Net income (loss)	$(6,030)	$(20,631)	$1,913	$(9,957)	$(18,085)	$(12,383)

Minimum pension liability adjustment, net of income tax benefit (expense) of $0, $0, $0, $0, $(200) and $2,922	-	-	-	-	372	(5,427)

Unrealized derivative gain (loss) on interest rate hedge from an investment in an affiliate	30	63	30	73	210	(106)

Comprehensive income (loss)	$(6,000)	$(20,568)	$1,943	$(9,884)	$(17,503)	$(17,916)

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

The following table indicates the potential dilutive impact of the Company’s dilutive securities on average common shares outstanding and potential adjustments to the Company’s Consolidated Statements of Operations required when computing diluted EPS:

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

The following table outlines the computations of basic and diluted EPS for the three, six and twelve months ended June 30, 2004 and 2003. The potential adjustments indicated in the previous table are not included in the following computations of diluted EPS if their impact for a given period is anti-dilutive when compared to basic EPS.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004	2005	2004
	(restated, see Note 9)		(restated, see Note 9)		(restated, see Note 9)

Average common shares outstanding
As reported - basic	28,238	18,988	28,177	18,884	26,909	18,726
Adjustments to reconcile to average common shares outstanding on a diluted basis:
Assumed conversion of convertible preference stock	-	-	-	-	-	-
Assumed exercise of stock options	-	-	35	-	27	-
Assumed exercise of common stock warrants	-	-	-	-	-	-
Assumed failed remarketing and assumed retirement of trust preferred securities	-	-	-	-	-	-
Diluted	28,238	18,988	28,212	18,884	26,936	18,726

Income (loss) from continuing operations
As reported	(3,686)	(18,810)	9,033	(5,326)	9,275	(5,660)
Adjustments to reconcile to income (loss) from continuing operations available to common shareholders
Subtract dividends on convertible preference stock	(868)	-	(930)	-	(930)	-
As adjusted - basic	$(4,554)	$(18,810)	$8,103	$(5,326)	$8,345	$(5,660)

Adjustments to reconcile to income (loss) from continuing operations available to common shareholders on a diluted basis:
Eliminate dividends on trust preferred securities assumed retired	-	-	-	-	-	-
Eliminate dividends on convertible preference stock assumed converted	-	-	-	-	-	-
Diluted	$(4,554)	$(18,810)	$8,103	$(5,326)	$8,345	$(5,660)

Earnings per share from income (loss) from continuing operations
Basic	$(0.16)	$(0.99)	$0.29	$(0.28)	$0.31	$(0.30)
Diluted	$(0.16)	$(0.99)	$0.29	$(0.28)	$0.31	$(0.30)

Income (loss) from discontinued operations
As reported - basic	$(2,344)	$(1,821)	$(7,120)	$(4,631)	$(27,360)	$(6,723)
Diluted	$(2,344)	$(1,821)	$(7,120)	$(4,631)	$(27,360)	$(6,723)

Earnings per share from income (loss) from discontinued operations
Basic	$(0.08)	$(0.10)	$(0.25)	$(0.25)	$(1.02)	$(0.36)
Diluted	$(0.08)	$(0.10)	$(0.25)	$(0.25)	$(1.02)	$(0.36)

Net income (loss) available to common shareholders
As reported - basic	$(6,898)	$(20,631)	$983	$(9,957)	$(19,015)	$(12,383)
Adjustments to reconcile to net income (loss) available to common shareholders on a diluted basis:
Eliminate dividends on trust preferred securities assumed retired	-	-	-	-	-	-
Eliminate dividends on convertible preference stock assumed converted	-	-	-	-	-	-
Diluted	$(6,898)	$(20,631)	$983	$(9,957)	$(19,015)	$(12,383)

Earnings per share from net income (loss) available to common shareholders
Basic	$(0.24)	$(1.09)	$0.03	$(0.53)	$(0.71)	$(0.66)
Diluted	$(0.24)	$(1.09)	$0.03	$(0.53)	$(0.71)	$(0.66)

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5   -   BUSINESS SEGMENTS

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

NOTE 9 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s unaudited financial statements for the three, six and twelve months ended June 30, 2004, the Company determined that it had failed to deduct dividends on its Preference Stock from income from continuing operations in determining basic EPS from continuing operations, as required by SFAS 128, and had failed to exclude such dividends from its calculation of comprehensive income (loss), as required by SFAS 130. Consequently, the Company has restated the originally reported basic and diluted EPS amounts for income from continuing operations and the reported amount of comprehensive loss, for the three, six and twelve months ended June 30, 2004, and the diluted average common shares outstanding for the six and twelve months ended June 30, 2004. The unaudited consolidated financial statements for these periods, contained herein, have been restated accordingly. The restatement of diluted EPS amounts and diluted average common shares outstanding resulted from the recalculation of basic EPS (to properly reflect the dividends on the Preference Stock) and the anti-dilution provisions of SFAS 128. The following table summarizes the impact of the restatement.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 9 - RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	As
	Originally	As
(in thousands, except per share amounts)	Reported	Restated

For the three months ended June 30, 2004
Comprehensive income (loss)	$(6,868)	$(6,000)
Earnings per share, Income (loss) from continuing operations
Basic	$(0.13)	$(0.16)
Diluted	$(0.13)	$(0.16)

For the six months ended June 30, 2004
Comprehensive income (loss)	$1,013	$1,943
Earnings per share, Income (loss) from continuing operations
Basic	$0.32	$0.29
Diluted	$0.29	$0.29
Diluted average common shares outstanding	31,341	28,212

For the twelve months ended June 30, 2004
Comprehensive income (loss)	$(18,433)	$(17,503)
Earnings per share, Income (loss) from continuing operations
Basic	$0.34	$0.31
Diluted	$0.33	$0.31
Diluted average common shares outstanding	28,479	26,936

The restatement does not affect EPS for net income (loss) available to common shareholders or for discontinued operations for the three, six and twelve months ended June 30, 2004, and has no impact on any other amount reported in the Company’s unaudited Consolidated Statements of Operations. See Note 4 for the restated computations of the basic and diluted EPS amounts for income from continuing operations and the computation of diluted average common shares outstanding for the three, six and twelve months ended June 30, 2004. See the disclosure of comprehensive income (loss) in Note 1 for the restated computation of comprehensive income (loss) for those same periods.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The Company had a net loss available to common shareholders of $6.9 million (or $0.24 per share) for the three months ended June 30, 2004 compared to a net loss of $20.6 million (or $1.09 per share) for the three months ended June 30, 2003. The Company had net income available to common shareholders of $1.0 million (or $0.03 per share) for the six months ended June 30, 2004 compared to a net loss of $10 million (or $0.53 per share) for the six months ended June 30, 2003. During the first quarter of 2004, the Company began accounting for its construction services business as a discontinued operation and has reclassified prior periods accordingly. Net income for the three and six months ended June 30, 2004 and 2003 includes net losses associated with the discontinued construction business, including net losses from operations and an estimated net loss the Company expects to incur on the disposition of this business. The net losses from the operations of the discontinued business for the three and six months ended June 30, 2004 were $44,000 and $2.0 million, respectively. By comparison, the net losses for the three and six months ended June 30, 2003 included net losses from the operations of the discontinued business of $1.8 million and $4.6 million, respectively. The Company has estimated the loss it expects to incur on the disposal of the discontinued segment at $5.1 million, net of income taxes, which is included in the net loss for the six months ended June 30, 2004. The Company recorded an initial estimated loss of $2.8 million in the first quarter of 2004 and recorded an additional $2.3 million in the second quarter of 2004.
The Company had a net loss available to common shareholders of $19.0 million (or $0.71 per share) for the twelve months ended June 30, 2004 compared to a net loss of $12.4 million (or $0.66 per share) for the twelve months ended June 30, 2003. Included in the net income (loss) for these periods are net losses associated with discontinued operations of $27.4 million and $6.7 million, respectively. The loss from discontinued operations for the twelve months ended June 30, 2004 includes $22.3 million of losses from the operations of the construction services business, net of income taxes, and the estimated loss of $5.1 million, net of income taxes, from the disposal of the discontinued segment, as previously discussed. The $22.3 million operating loss from discontinued operations reflects a $17.6 million charge ($15.6 million, net of taxes) for impairment of goodwill at the Company’s discontinued Construction Services business and a $2.8 million charge ($1.8 million, net of taxes) for the impairment of equipment, both of which were incurred in the third quarter of 2003. For further information on these charges, refer to Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2003 Form 10-K.
The Company’s loss from continuing operations for the second quarter of 2004 was $3.7 million (or $0.16 per share) compared to a loss of $18.8 million (or $0.99 per share) for the second quarter of 2003. The Company’s income from continuing operations for the six months ended June 30, 2004 was $9.0 million (or $0.29 per share) compared to a loss from continuing operations of $5.3 million (or $0.28 per share) for the six months ended June 30, 2003. The primary reason for the $15.1 million and $14.4 million improvement in results from continuing operations for the three and six months ended June 30, 2004, respectively, when compared to the three and six months periods ending June 30, 2003, was debt extinguishment expenses of $24 million ($15.6 million net of taxes) incurred in the second quarter of 2003. In addition, a decrease in dividends on trust preferred securities also contributed to the improvement in results. The impact of these items was offset partially by an increase in interest expense and a decrease in operating income caused in part by the write-off of certain costs as a result of the termination of the proposed sale of Alaska Pipeline Company.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

RESULTS OF OPERATIONS (Continued)

The Company’s income from continuing operations for the twelve months ended June 30, 2004 was a $9.3 million (or $0.31 per share) compared to a loss from continuing operations of $5.7 million (or $0.30 per share) for the twelve months ended June 30, 2003. The $15.0 million improvement in the results from continuing operations was primarily due to the same items that contributed to the improvement in results for the three and six months ended June 30, 2004, as previously discussed. For further information on debt exchange and extinguishment costs, refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2003 Form 10-K.
All references to EPS in this Management's Discussion and Analysis are on a diluted basis. For information related to the calculation of diluted EPS, refer to Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements. EPS were also impacted by the issuance of 8.74 million shares of common stock in August 2003 pursuant to stock purchase contracts, which were a component of the Company’s FELINE PRIDES securities. Refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2003 Form 10-K, for further information on the issuance of the 8.74 million shares of common stock.
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

	Three Months Ended			Six Months Ended			Twelve Months Ended
	June 30,			June 30,			June 30,
	2004		2003	2004		2003	2004	2003
	(in thousands, except per share amounts)

Operating revenues	$81,762		$83,066	$289,546		$277,719	$484,782	$445,406
Operating expenses	76,970		76,455	253,606		239,621	426,243	385,763
Operating income	$4,792		$6,611	$35,940		$38,098	$58,539	$59,643
Other income (deductions)	(10,520)		(32,318)	(21,373)		(39,229)	(43,705)	(53,277)
Income tax (expense) benefit	2,042		9,047	(5,534)		105	(5,559)	(3,425)
Minority interest - dividends on trust preferred securities, net of income tax	-		(2,150)	-		(4,300)	-	(8,601)
Income (loss) from continuing operations	$(3,686)		$(18,810)	$9,033		$(5,326)	$9,275	$(5,660)
Loss from discontinued operations, net of income taxes	(2,344)		(1,821)	(7,120)		(4,631)	(27,360)	(6,723)
Net income (loss)	$(6,030)		$(20,631)	$1,913		$(9,957)	$(18,085)	$(12,383)
Dividends on convertible preference stock	868		-	930		-	930	-
Net income (loss) available to common shareholders	$(6,898)		$(20,631)	$983		$(9,957)	$(19,015)	$(12,383)

Earnings per share - basic
Income (loss) from continuing operations	$(0.16	)(a)	$(0.99)	$0.29	(a)	$(0.28)	$0.31 (a)	$(0.30)
Net income (loss) available to common shareholders	$(0.24)		$(1.09)	$0.03		$(0.53)	$(0.71)	$(0.66)

Earnings per share - diluted
Income (loss) from continuing operations	$(0.16	)(a)	$(0.99)	$0.29	(a)	$(0.28)	$0.31 (a)	$(0.30)
Net income (loss) available to common shareholders	$(0.24)		$(1.09)	$0.03		$(0.53)	$(0.71)	$(0.66)

Average common shares outstanding - basic	28,238		18,988	28,177		18,884	26,909	18,726
Average common shares outstanding - diluted	28,238		18,988	28,212	(a)	18,884	26,936 (a)	18,726

(a) These amounts have been restated. Refer to Note 9 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q/A.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures - As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(f) of the Securities and Exchange Act of 1934. In connection with the restatement described in Note 9 of the Condensed Notes to the Company’s Unaudited Consolidated Financial Statements included herein, management determined that there was a material weakness in the Company’s internal control over financial reporting as of June 30, 2004, as more fully described below. Based on that evaluation and because of the material weakness described below, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2004.
Changes in Internal Control Over Financial Reporting - No changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934 occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART I - FINANCIAL INFORMATION - (Continued)

Item 4. Controls and Procedures. (Continued)

As previously disclosed, during final preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and subsequent to filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (filed March 8, 2005), management became aware of errors in the Company’s accounting for dividends on its Preference Stock in the calculation of basic and diluted EPS from continuing operations and in the calculation of comprehensive income (loss). As a result of the discovery of these errors, the Company, after consultation with the Audit Committee, decided that the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2004 and its unaudited financial statements included in the Company’s Form 10-Qs for the quarters ended June 30 and September 30, 2004 should be restated to correct the errors. In connection with the restatement, the Company has concluded that it did not maintain effective controls over the accounting for dividends on its Preference Stock in the calculation of EPS from continuing operations, and in the calculation of comprehensive income (loss), in accordance with generally accepted accounting principles, because of insufficient management review and supervision of the calculations. Management has concluded that these control deficiencies constitute a material weakness in its internal control over financial reporting as of June 30, 2004.
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

Item 6.       Exhibits and Reports on Form 8-K.

(a)    List of Exhibits - Including those Incorporated by Reference
(See page 40 for the Exhibit Index.)

3.1
Articles of Incorporation of SEMCO Energy, Inc., as restated June 25, 1999, and amendments thereto through May 28, 2004, including Certificate of Designation of 6% Series B Convertible Preference Stock filed March 19, 2004 (incorporated herein by reference from SEMCO’s Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004).

3.2	Bylaws--last revised May 24, 2004 (incorporated herein by reference from SEMCO’s Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004).
4.1	Seventh Amendment to Credit Agreement dated as of May 19, 2004 among SEMCO Energy, Inc. as Borrower, various financial institutions and Standard Federal Bank N.A. as Agent (incorporated herein by reference from SEMCO’s Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004).
4.2
Amended and Restated Credit Agreement dated as of June 25, 2004 among SEMCO Energy, Inc. as Borrower, various financial institutions and Standard Federal Bank N.A. as Agent (incorporated herein by reference from SEMCO’s Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004).

12	Ratio of Earnings to Fixed Charges (incorporated herein by reference from SEMCO’s Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004).
31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SEMCO ENERGY, INC. (Registrant)

Date: May 13, 2005	By:	/s/ Michael V. Palmeri

Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX Form 10-Q Second Quarter 2004

Exhibit No.	Description	Filed Herewith

31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x