Form 10-Q/A
period 2004-09-30
SEMCO ENERGY INC
filed 2005-05-16
CIK 277158

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

This Amendment No. 1 on Form 10-Q/A hereby amends the Form 10-Q of SEMCO Energy, Inc. (the “Company”) for the quarter ended September 30, 2004, as originally filed with the Securities and Exchange Commission (“SEC”) on November 9, 2004 (the “Original Filing”). This Amendment was required to correct the amounts originally reported for basic and diluted earnings per share (“EPS”) from continuing operations and comprehensive income (loss), for the three, nine and twelve months ended September 30, 2004, and diluted average common shares outstanding for the nine and twelve months ended September 30, 2004, as a result of the Company’s misapplication of Statements of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) and No. 130, “Reporting Comprehensive Income” (“SFAS 130”). The reported amounts of income (loss) from continuing operations, losses from discontinued operations, and net income (loss) available to common shareholders for the three, nine and twelve month periods ended September 30, 2004, were correct as reported in the Original Filing and have not been restated. The amounts for basic and diluted EPS from net income (loss) available to common shareholders and the amounts for basic and diluted EPS from discontinued operations, for the three, nine and twelve month periods ended September 30, 2004, were correct as reported in the Original Filing and have not been restated. Refer to Note 9 of the Condensed Notes to the Company’s Unaudited Consolidated Financial Statement in Part I, Item I of this Form 10-Q/A for additional information.
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

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003

OPERATING REVENUES
Gas sales	$45,460	$42,346	$310,909	$297,025	$441,819	$411,972
Gas transportation	5,577	5,668	21,113	19,781	29,069	26,476
Other	2,997	3,517	11,558	12,444	16,397	16,451
	54,034	51,531	343,580	329,250	487,285	454,899

OPERATING EXPENSES
Cost of gas sold	28,134	25,527	228,240	213,873	323,286	294,928
Operations and maintenance	17,618	15,587	51,155	47,592	68,713	60,936
Depreciation and amortization	6,900	6,804	20,723	20,631	27,540	27,399
Property and other taxes	2,874	2,808	8,730	8,251	11,220	10,776
	55,526	50,726	308,848	290,347	430,759	394,039

OPERATING INCOME	(1,492)	805	34,732	38,903	56,526	60,860

OTHER INCOME (DEDUCTIONS)
Interest expense	(10,527)	(11,944)	(33,273)	(28,323)	(44,635)	(36,158)
Debt exchange and extinguishment costs	-	-	-	(24,030)	-	(24,030)
Other	442	472	1,815	1,652	2,317	2,192
	(10,085)	(11,472)	(31,458)	(50,701)	(42,318)	(57,996)
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(11,577)	(10,667)	3,274	(11,798)	14,208	2,864

INCOME TAX (EXPENSE) BENEFIT	4,242	4,160	(1,292)	4,265	(5,477)	(1,936)

Minority Interest - Dividends on company obligated mandatorily redeemable trust preferred securities of subsidiaries holding solely debt securities of SEMCO Energy, Inc., net of income tax benefit of $0, $0, $0, $2,316 $0 and $3,473	-	-	-	(4,300)	-	(6,450)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,335)	(6,507)	1,982	(11,833)	8,731	(5,522)

DISCONTINUED OPERATIONS
Loss from construction services operations, net of income tax benefit of $511, $3,511, $1,620, $6,043, $2,939 and $8,533	(1,531)	(18,334)	(3,551)	(22,965)	(5,457)	(24,698)
Gain (loss) on divestiture of construction services operations, net of income tax benefit (expense) of $(218), $0, $1,722, $0, $1,722 and $0	402	-	(4,698)	-	(4,698)	-
Gain on divestiture of engineering services operations, net if income tax expense of $0, $0, $0, $0, $0 and $1,276	-	-	-	-	-	10

NET INCOME (LOSS)	(8,464)	(24,841)	(6,267)	(34,798)	(1,424)	(30,210)

DIVIDENDS ON CONVERTIBLE PREFERENCE STOCK	1,153	-	2,083	-	2,083	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(9,617)	$(24,841)	$(8,350)	$(34,798)	$(3,507)	$(30,210)

EARNINGS PER SHARE - BASIC
Income (loss) from continuing operations (restated, see Note 9)	$(0.30)	$(0.28)	$(0.00)	$(0.58)	$0.24	$(0.28)
Discontinued operations	$(0.04)	$(0.79)	$(0.29)	$(1.13)	$(0.36)	$(1.24)
Net income (loss) available to common shareholders	$(0.34)	$(1.07)	$(0.30)	$(1.71)	$(0.12)	$(1.52)

EARNINGS PER SHARE - DILUTED
Income (loss) from continuing operations (restated, see Note 9)	$(0.30)	$(0.28)	$(0.00)	$(0.58)	$0.24	$(0.28)
Discontinued operations	$(0.04)	$(0.79)	$(0.29)	$(1.13)	$(0.36)	$(1.24)
Net income (loss) available to common shareholders	$(0.34)	$(1.07)	$(0.30)	$(1.71)	$(0.12)	$(1.52)

DIVIDENDS DECLARED PER SHARE	$-	$-	$0.075	$0.200	$0.225	$0.450

AVERAGE COMMON SHARES OUTSTANDING - BASIC	28,321	23,308	28,226	20,375	28,169	19,933
AVERAGE COMMON SHARES OUTSTANDING - DILUTED (restated, see Note 9)	28,321	23,308	28,254	20,375	28,194	19,933

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

COMPREHENSIVE INCOME - The Company’s comprehensive income (loss) for the three, nine and twelve months ended September 30, 2004, and September 30, 2003, is summarized in the following table:

	Three months ended		Nine months ended		Twelve months ended
(in thousands)	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003
	(Restated, see Note 9)		(Restated, see Note 9)		(Restated, see Note 9)

Net income (loss)	$(8,464)	$(24,841)	$(6,267)	$(34,798)	$(1,424)	$(30,210)

Minimum pension liability adjustment, net of income tax benefit (expense) of $0, $0, $0, $0, $(200) and $2,922	-	-	-	-	372	(5,427)

Unrealized derivative gain (loss) on interest rate hedge from an investment in an affiliate	134	12	164	85	332	4

Comprehensive income (loss)	$(8,330)	$(24,829)	$(6,103)	$(34,713)	$(720)	$(35,633)

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

The following table outlines the computations of basic and diluted EPS for the three, nine and twelve months ended September 30, 2004, and 2003. The potential adjustments indicated in the previous table are not included in the following computations of diluted EPS if their impact for a given period is anti-dilutive when compared to basic EPS.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004	2005	2004
	(Restated, see Note 9)		(Restated, see Note 9)		(Restated, see Note 9)

Average common shares outstanding
As reported - basic	28,321	23,308	28,226	20,375	28,169	19,933
Adjustments to reconcile to average common shares outstanding on a diluted basis:
Assumed conversion of convertible preference stock	-	-	-	-	-	-
Assumed exercise of stock options	-	-	28	-	25	-
Assumed exercise of common stock warrants
Assumed failed remarketing and assumed retirement of trust preferred securities	-	-	-	-	-	-
Diluted	28,321	23,308	28,254	20,375	28,194	19,933

Income (loss) from continuing operations
As reported	(7,335)	(6,507)	1,982	(11,833)	8,731	(5,522)
Adjustments to reconcile to income (loss) from continuing operations available to common shareholders
Subtract dividends on convertible preference stock	(1,153)	-	(2,083)	-	(2,083)	-
As adjusted - basic	$(8,488)	$(6,507)	$(101)	$(11,833)	$6,648	$(5,522)
Adjustments to reconcile to income (loss) from continuing operations available to common shareholders on a diluted basis:
Eliminate dividends on trust preferred securities assumed retired	-	-	-	-	-	-
Eliminate dividends on convertible preference stock assumed converted	-	-	-	-	-	-
Diluted	$(8,488)	$(6,507)	$(101)	$(11,833)	$6,648	$(5,522)

Earnings per share from income (loss) from continuing operations
Basic	$(0.30)	$(0.28)	$(0.00)	$(0.58)	$0.24	$(0.28)
Diluted	$(0.30)	$(0.28)	$(0.00)	$(0.58)	$0.24	$(0.28)

Income (loss) from discontinued operations
As reported - basic	$(1,129)	$(18,334)	$(8,249)	$(22,965)	$(10,155)	$(24,688)
Diluted	$(1,129)	$(18,334)	$(8,249)	$(22,965)	$(10,155)	$(24,688)

Earnings per share from income (loss) from discontinued operations
Basic	$(0.04)	$(0.79)	$(0.29)	$(1.13)	$(0.36)	$(1.24)
Diluted	$(0.04)	$(0.79)	$(0.29)	$(1.13)	$(0.36)	$(1.24)

Net income (loss) available to common shareholders
As reported - basic	$(9,617)	$(24,841)	$(8,350)	$(34,798)	$(3,507)	$(30,210)
Adjustments to reconcile to net income (loss) available to common shareholders on a diluted basis:
Eliminate dividends on trust preferred securities assumed retired	-	-	-	-	-	-
Eliminate dividends on convertible preference stock assumed converted	-	-	-	-	-	-
Diluted	$(9,617)	$(24,841)	$(8,350)	$(34,798)	$(3,507)	$(30,210)

Earnings per share from net income (loss) available to common shareholders
Basic	$(0.34)	$(1.07)	$(0.30)	$(1.71)	$(0.12)	$(1.52)
Diluted	$(0.34)	$(1.07)	$(0.30)	$(1.71)	$(0.12)	$(1.52)

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5    -    BUSINESS SEGMENTS

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

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6    -    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

The effect of the adoption of FSP 106-2 on the first and second quarters of 2004 is as follows:

	Three	Twelve	Three	Six		Twelve
	Months Ended	Months Ended	Months Ended	Months Ended		Months Ended
	March 31	March 31	June 30	June 30		June 30
(in thousands, except for per share amounts)	2004	2004	2004	2004		2004

Income (loss) from continuing operations
As reported	$12,719	$(5,849)	$(3,686)	$9,033		$9,275
Effect of adoption of FSP 106-2.	142	142	142	284		284
As revised	$12,861	$(5,707)	$(3,544)	$9,317		$9,559

Discontinued operations
As reported	$(4,776)	$(26,837)	$(2,344)	$(7,120)		$(27,360)
Effect of adoption of FSP 106-2.	-	-	-	-		-
As revised	$(4,776)	$(26,837)	$(2,344)	$(7,120)		$(27,360)

Net income (loss) available to common shareholders
As reported	$7,881	$(32,748)	$(6,898)	$983		$(19,015)
Effect of adoption of FSP 106-2.	142	142	142	284		284
As revised	$8,023	$(32,606)	$(6,756)	$1,267		$(18,731)

Basic earnings per share for:

Income (loss) from continuing operations
As reported	$0.45	$(0.24)	$(0.16)	$0.29		$0.31
Effect of adoption of FSP 106-2.	0.01	0.01	-	0.01		0.01
As revised	0.46	(0.23)	(0.16)	0.30		0.32

Discontinued operations
As reported	$(0.17)	$(1.09)	$(0.08)	$(0.25)		$(1.02)
Effect of adoption of FSP 106-2.	-	-	-	-		-
As revised	(0.17)	(1.09)	(0.08)	(0.25)		(1.02)

Net income (loss) available to common shareholders
As reported	$0.28	$(1.33)	$(0.24)	$0.03		$(0.71)
Effect of adoption of FSP 106-2.	0.01	0.01	-	0.01		0.01
As revised	0.29	(1.32)	(0.24)	0.04		(0.70)

Diluted earnings per share for:

Income (loss) from continuing operations
As reported	$0.44	$(0.24)	$(0.16)	$0.29		$0.31
Effect of adoption of FSP 106-2.	0.01	0.01	-	0.01		0.01
As revised	0.45	(0.23)	(0.16)	0.30		0.32

Discontinued operations
As reported	$(0.17)	$(1.09)	$(0.08)	$(0.25)		$(1.02)
Effect of adoption of FSP 106-2.	-	-	-	0.02	(a)	-
As revised	(0.17)	(1.09)	(0.08)	(0.23	)(a)	(1.02)

Net income (loss) available to common shareholders
As reported	$0.28	$(1.33)	$(0.24)	$0.03		$(0.71)
Effect of adoption of FSP 106-2.	-	0.01	-	0.04	(a)	0.01
As revised	0.28	(1.32)	(0.24)	0.07	(a)	(0.70)

Average common shares outstanding - basic
As reported	28,117	24,609	28,238	28,177		26,909
Effect of adoption of FSP 106-2.	-	-	-	-		-
As revised	28,117	24,609	28,238	28,177		26,909

Average common shares outstanding - diluted
As reported	28,773	24,609	28,238	28,212		26,936
Effect of adoption of FSP 106-2.	-	-	-	3,129	(a)	-
As revised	28,773	24,609	28,238	31,341	(a)	26,936

(a)     For the six months ended June 30, 2004, the Company's revised diluted EPS from discontinued operations and revised diluted EPS from net income available to common shareholders are properly reflected, despite being anti-dilutive. In accordance with SFAS 128, because the Company had income from continuing operations during the six-month period ended June 30, 2004, the amount of income from continuing operations becomes the control figure for determining whether potentially issuable common shares would be dilutive or anti-dilutive. Accordingly, the same number of potentially issuable common shares that is used in computing the dilutive EPS amounts for income from continuing operations during this period must be used in computing all other diluted EPS amounts during this period, regardless of whether these amounts would be anti-dilutive when compared to their respective basic EPS amounts. The adoption of FSP 106-2 increased the Company's income from continuing operations to a level that caused the potentially issuable common shares from the assumed conversion of the Company's Preference Stock to be dilutive. As a result, these potentially issuable shares were required to be used in computing all diluted EPS amounts. This six-month period ended June 30, 2004, is the only period in which this situation occurred.

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

Subsequent to the issuance of the Company’s unaudited consolidated financial statements for the three, nine and twelve months ended September 30, 2004, the Company determined that it had failed to deduct dividends on its Preference Stock from income from continuing operations in determining basic EPS from continuing operations, as required by SFAS 128, and had failed to exclude such dividends from its calculation of comprehensive income (loss), as required by SFAS 130. Consequently, the Company has restated the originally reported basic and diluted EPS amounts for income from continuing operations and the reported amount of comprehensive loss, for the three, nine and twelve months ended September 30, 2004, and the diluted average common shares outstanding for the nine and twelve months ended September 30, 2004. The unaudited consolidated financial statements for these periods, contained herein, have been restated accordingly. The restatement of diluted EPS amounts and diluted average common shares outstanding resulted from the recalculation of basic EPS (to properly reflect the dividends on the Preference Stock) and the anti-dilution provisions of SFAS 128. The following table summarizes the impact of the restatement.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 9   -   RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	As
	Originally	As
(in thousands, except per share amounts)	Reported	Restated

For the three months ended September 30, 2004

Comprehensive income (loss)	$(9,483)	$(8,330)
Earnings per share, Income (loss) from continuing opertions
Basic	$(0.26)	$(0.30)
Diluted	$(0.26)	$(0.30)

For the nine months ended September 30, 2004

Comprehensive income (loss)	$(8,186)	$(6,103)
Earnings per share, Income from continuing opertions
Basic	$0.07	$-
Diluted	$0.06	$-
Diluted average common shares outstanding	32,900	28,254

For the twelve months ended September 30, 2004

Comprehensive income (loss)	$(2,803)	$(720)
Earnings per share, Income from continuing opertions
Basic	$0.31	$0.24
Diluted	$0.28	$0.24
Diluted average common shares outstanding	31,669	28,194

The restatement does not affect EPS for net income (loss) available to common shareholders or for discontinued operations for the three, nine and twelve months ended September 30, 2004, and has no impact on any other amount reported in the Company’s unaudited Consolidated Statements of Operations. See Note 4 for the restated computations of the basic and diluted EPS amounts for income from continuing operations and the computation of diluted average common shares outstanding for the three, nine and twelve months ended September 30, 2004. See the disclosure of comprehensive income (loss) in Note 1 for the restated computation of comprehensive income (loss) for those same periods.

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

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

SUMMARY OF RESULTS OF OPERATIONS (Continued)

	Three Months Ended			Nine Months Ended			Twelve Months Ended
	September 30,			September 30,			September 30,
	2004		2003	2004		2003	2004	2003
	(in thousands, except per share amounts)

Operating revenues	$54,034		$51,531	$343,580		$329,250	$487,285	$454,899
Operating expenses	55,526		50,726	308,848		290,347	430,759	394,039
Operating income	$(1,492)		$805	$34,732		$38,903	$56,526	$60,860
Other income (deductions)	(10,085)		(11,472)	(31,458)		(50,701)	(42,318)	(57,996)
Income tax (expense) benefit	4,242		4,160	(1,292)		4,265	(5,477)	(1,936)
Minority interest - dividends on trust preferred securities, net of income tax	-		-	-		(4,300)	-	(6,450)
Income (loss) from continuing operations	$(7,335)		$(6,507)	$1,982		$(11,833)	$8,731	$(5,522)
Loss from discontinued operations, net of income taxes	(1,129)		(18,334)	(8,249)		(22,965)	(10,155)	(24,688)
Net income (loss)	$(8,464)		$(24,841)	$(6,267)		$(34,798)	$(1,424)	$(30,210)
Dividends on convertible preference stock	1,153		-	2,083		-	2,083	-
Net income (loss) available to common shareholders	$(9,617)		$(24,841)	$(8,350)		$(34,798)	$(3,507)	$(30,210)

Earnings per share - basic
Income (loss) from continuing operations	$(0.30	)(a)	$(0.28)	$(0.00	)(a)	$(0.58)	$0.24 (a)	$(0.28)
Net income (loss) available to common shareholders	$(0.34)		$(1.07)	$(0.30)		$(1.71)	$(0.12)	$(1.52)

Earnings per share - diluted
Income (loss) from continuing operations	$(0.30	)(a)	$(0.28)	$(0.00	)(a)	$(0.58)	$0.24 (a)	$(0.28)
Net income (loss) available to common shareholders	$(0.34)		$(1.07)	$(0.30)		$(1.71)	$(0.12)	$(1.52)

Average common shares outstanding - basic	28,321		23,308	28,226		20,375	28,169	19,933
Average common shares outstanding - diluted	28,321		23,308	28,254	(a)	20,375	28,194 (a)	19,933

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

PART I - FINANCIAL INFORMATION - (Continued)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures - As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer, (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(f) of the Securities and Exchange Act of 1934. In connection with the restatement described in Note 9 of the Condensed Notes to the Company’s Unaudited Consolidated Financial Statements included herein, management determined that there was a material weakness in the Company’s internal control over financial reporting as of September 30, 2004, as more fully described below. Based on that evaluation and because of the material weakness described below, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2004.
Changes in Internal Control Over Financial Reporting - No changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934 occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As previously disclosed, during final preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and subsequent to filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (filed March 8, 2005), management became aware of errors in the Company’s accounting for dividends on its Preference Stock in the calculation of basic and diluted EPS from continuing operations and in the calculation of comprehensive income (loss). As a result of the discovery of these errors, the Company, after consultation with the Audit Committee, decided that the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2004 and its unaudited financial statements included in the Company’s Form 10-Qs for the quarters ended June 30 and September 30, 2004 should be restated to correct the errors. In connection with the restatement, the Company has concluded that it did not maintain effective controls over the accounting for dividends on its Preference Stock in the calculation of EPS from continuing operations, and in the calculation of comprehensive income (loss), in accordance with generally accepted accounting principles, because of insufficient management review and supervision of the calculations. Management has concluded that these control deficiencies constitute a material weakness in its internal control over financial reporting as of September 30, 2004.
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

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.    Other Information.

Not applicable

Item 6.    Exhibits and Reports on Form 8-K.

    (a)   List of Exhibits, Including those Filed by Reference - (See page 44 for the Exhibit Index.)

10.1	Employment Agreement dated as of July 8, 2004 between SEMCO Energy, Inc. and Doris Friedrich Galvin (incorporated herein by reference from SEMCO’s Form 10-Q for the quarter ended September 30, 2004, filed November 9, 2004).
10.2	Employment Agreement dated as of July 19, 2004 between SEMCO Energy, Inc. and Michael V. Palmeri (incorporated herein by reference from SEMCO’s Form 10-Q for the quarter ended September 30, 2004, filed November 9, 2004).
10.3
Employment Agreement dated as of September 20, 2004 between SEMCO Energy, Inc. and Peter F. Clark (incorporated herein by reference from SEMCO’s Form 10-Q for the quarter ended September 30, 2004, filed November 9, 2004).

12	Ratio of Earnings to Fixed Charges (incorporated herein by reference from SEMCO’s Form 10-Q for the quarter ended September 30, 2004, filed November 9, 2004).
31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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