Form 10-Q
period 2005-06-30
SEMCO ENERGY INC
filed 2005-08-03
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period from _____________ to _____________

Commission file number 001-15565

SEMCO Energy, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-2144267
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of outstanding shares of the Registrant’s common stock as of July 29, 2005: 28,688,246

INDEX TO FORM 10-Q
For Quarter Ended June 30, 2005

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections of the registrant, SEMCO Energy, Inc. (the “Company”). Statements that are not historical facts, including statements about the Company’s outlook, beliefs, plans, goals, and expectations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,”“will,”“expect,”“intend,”“estimate,”“anticipate,”“believe,” or “continue” or the negatives of these terms or variations of them or similar terminology. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, the Company cannot provide assurance that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company’s expectations include the following:

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

•
the Company’s ability to execute its strategic plan effectively, including the ability to make acquisitions and investments on reasonable terms and the reasonableness of any conditions imposed on those transactions by governmental and regulatory agencies;

•	the Company’s ability to conclude litigation and other dispute resolution proceedings on reasonable terms; and

•	changes in the performance of certain assets, which could impact the carrying amount of the Company’s existing goodwill.

In this Form 10-Q, “include”, “includes”, or “including” means include, includes or including without limitation.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

OPERATING REVENUES
Gas sales	$85,884	$71,781	$297,616	$265,449
Gas transportation	5,981	6,250	15,209	15,536
Other	3,768	3,731	9,368	8,561
	95,633	81,762	322,193	289,546

OPERATING EXPENSES
Cost of gas sold	60,581	50,055	228,177	200,106
Operations and maintenance	17,666	16,059	36,241	32,605
Depreciation and amortization	7,147	6,951	14,125	13,823
Property and other taxes	3,096	2,831	6,364	5,856
Expenses related to terminated sale of subsidiary	-	932	-	932
	88,490	76,828	284,907	253,322

OPERATING INCOME	7,143	4,934	37,286	36,224

OTHER INCOME (DEDUCTIONS)
Interest expense	(10,860)	(11,126)	(21,936)	(22,746)
Debt extinguishment costs	(366)	-	(366)	-
Other	620	606	1,148	1,373
	(10,606)	(10,520)	(21,154)	(21,373)

INCOME (LOSS) BEFORE INCOME TAXES	(3,463)	(5,586)	16,132	14,851

INCOME TAX (EXPENSE) BENEFIT	1,350	2,042	(5,749)	(5,534)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,113)	(3,544)	10,383	9,317

DISCONTINUED OPERATIONS
Loss from construction services operations, net of income tax benefit of $0, $57, $0 and $1,109	-	(44)	-	(2,020)
Loss on divestiture of construction services operations, net of income tax benefit of $0, $1,240, $0 and $1,940	-	(2,300)	-	(5,100)

NET INCOME (LOSS)	(2,113)	(5,888)	10,383	2,197

DIVIDENDS AND REPURCHASE PREMIUM ON CONVERTIBLE PREFERENCE STOCK	-	868	9,112	930

DIVIDENDS ON CONVERTIBLE CUMULATIVE PREFERRED STOCK	945	-	1,097	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(3,058)	$(6,756)	$174	$1,267

EARNINGS PER SHARE - BASIC
Income (loss) from continuing operations	$(0.11)	$(0.16)	$0.01	$0.30
Net income (loss) available to common shareholders	$(0.11)	$(0.24)	$0.01	$0.04

EARNINGS PER SHARE - DILUTED
Income (loss) from continuing operations	$(0.11)	$(0.16)	$0.01	$0.30
Net income (loss) available to common shareholders	$(0.11)	$(0.24)	$0.01	$0.07

DIVIDENDS DECLARED PER SHARE	$-	$0.08	$-	$0.08

AVERAGE COMMON SHARES OUTSTANDING - BASIC	28,494	28,238	28,460	28,177
AVERAGE COMMON SHARES OUTSTANDING - DILUTED	28,494	28,238	28,516	31,341

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

ASSETS
(In thousands)

	June 30,	December 31,
	2005	2004

CURRENT ASSETS
Cash and cash equivalents	$18,010	$2,118
Restricted cash	1,590	1,588
Receivables, less allowances of $2,640 and $2,247	29,242	36,327
Accrued revenue	8,971	54,285
Gas in underground storage, at average cost	52,735	63,980
Prepaid expenses	13,335	21,450
Materials and supplies, at average cost	6,058	4,876
Deferred income taxes	1,018	341
Regulatory asset - gas charges recoverable from customers	18	137
Other	1,645	1,266
	132,622	186,368

PROPERTY, PLANT AND EQUIPMENT
Gas distribution	713,462	697,079
Corporate and other	39,787	39,607
	753,249	736,686
Less - accumulated depreciation	187,493	177,012
	565,756	559,674

DEFERRED CHARGES AND OTHER ASSETS
Goodwill	143,415	143,283
Unamortized debt expense	11,597	13,313
Regulatory assets	11,380	12,062
Other	10,610	11,498
	177,002	180,156

TOTAL ASSETS	$875,380	$926,198

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

LIABILITIES AND CAPITALIZATION
(In thousands, except for number of shares and par values)

	June 30,	December 31,
	2005	2004

CURRENT LIABILITIES
Current maturities of long-term debt	$15,092	$15,092
Notes payable	-	39,300
Accounts payable	17,156	29,254
Customer advance payments	9,449	19,818
Regulatory liability - amounts payable to customers	8,552	5,624
Accrued interest	4,519	4,508
Pension and other postretirement costs	4,300	4,300
Other	7,843	9,187
	66,911	127,083

DEFERRED CREDITS AND OTHER LIABILITIES
Regulatory liabilities	58,426	57,442
Deferred income taxes	21,530	20,758
Customer advances for construction	15,384	15,887
Pension and other postretirement costs	7,078	5,571
Other	1,521	1,631
	103,939	101,289

LONG-TERM DEBT	472,965	483,335

CONVERTIBLE CUMULATIVE PREFERRED STOCK, $1 PAR VALUE, 500,000 SHARES AUTHORIZED, ISSUABLE IN SERIES
5% Series B; 350,000 and 0 shares outstanding	66,473	-

SERIES B CONVERTIBLE PREFERENCE STOCK, $1 PAR VALUE, 70,000 SHARES AUTHORIZED; 0 and 51,766 SHARES OUTSTANDING	-	48,405

COMMON SHAREHOLDERS' EQUITY
Common stock - $1 par value; 100,000,000 shares authorized; 28,673,828 and 28,396,538 shares outstanding	28,674	28,397
Capital surplus	216,490	217,073
Unearned compensation associated with restricted stock	(938)	-
Accumulated comprehensive income (loss)	(7,359)	(7,435)
Retained earnings (deficit)	(71,775)	(71,949)
	165,092	166,086

TOTAL LIABILITIES AND CAPITALIZATION	$875,380	$926,198

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net income (loss)	$10,383	$2,197
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	14,125	13,823
Depreciation and amortization in discontinued operations	-	440
Amortization of debt costs and debt basis adjustments included in interest expense	1,878	1,733
Accumulated deferred income taxes and amortization of investment tax credits	96	1,399
Stock-based compensation	305	-
Loss on divestiture of discontinued construction services business	-	7,040
Debt extinguishment costs	366	-
Changes in operating assets and liabilities and other, excluding the impact of business acquisitions and divestitures:
Receivables, net	7,576	16,202
Accrued revenue	45,541	36,243
Prepaid expenses	8,115	1,116
Materials, supplies and gas in underground storage	10,130	7,924
Regulatory asset - gas charges recoverable from customers	159	6,261
Accounts payable	(12,409)	2,119
Customer advances and amounts payable to customers	(7,945)	(10,086)
Other	221	2,104
NET CASH PROVIDED BY OPERATING ACTIVITIES	78,541	88,515

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Property additions - gas distribution	(15,289)	(16,560)
Property additions - corporate and other	(1,182)	(312)
Business acquisition, net of cash acquired	(2,797)	-
Proceeds from property sales, net of retirement costs	(418)	(14)
Proceeds from partial redemption of investment in unconsolidated subsidiary	309	-
Changes in restricted cash	(2)	(1,227)
NET CASH USED FOR INVESTING ACTIVITIES	(19,379)	(18,113)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Issuance of common stock and common stock warrants, net of expenses	545	1,968
Issuance of convertible cumulative preferred stock, net of expenses	66,397	-
Issuance of convertible preference stock, net of expenses	-	45,598
Repurchase of convertible preference stock and common stock warrants	(60,000)	-
Change in notes payable, net of expenses	(39,300)	(82,335)
Issuance of long-term debt, net of expenses	-	(167)
Repayment of long-term debt	(10,334)	(29,920)
Payment of dividends on preferred stock	(583)	-
Payment of dividends on common stock	-	(4,221)
Change in book overdrafts included in current liabilities	5	-
NET CASH USED FOR FINANCING ACTIVITIES	(43,270)	(69,077)

CASH AND CASH EQUIVALENTS
Net increase	15,892	1,325
Beginning of period	2,118	2,683

End of period	$18,010	$4,008

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

NET INCOME (LOSS)	$(2,113)	$(5,888)	$10,383	$2,197

Valuation adjustment for marketable securities, net of income tax benefit (expense) of $6 and $0	23	-	13	-

Unrealized derivative gain (loss) on an interest rate hedge from an investment in an affiliate	-	30	63	30

COMPREHENSIVE INCOME (LOSS)	$(2,090)	$(5,858)	$10,459	$2,227

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

SEMCO Energy, Inc. and its subsidiaries operate one reportable business segment: gas distribution. The Company’s gas distribution business segment distributes and transports natural gas to approximately 284,000 customers in Michigan and approximately 120,000 customers in Alaska. These operations are known together as the “Gas Distribution Business”.
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
Under the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q, certain footnotes and other financial statement information normally included in the year-end financial statements of the Company have been condensed or omitted in the accompanying unaudited financial statements. These financial statements prepared by the Company should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K filed with the SEC (references to the Company’s “2004 Annual Report on Form 10-K” in this Form 10-Q mean the Company’s 2004 Form 10-K/A (Amendment No. 1) filed with the SEC on May 10, 2005, except where the context clearly requires otherwise). The information in the accompanying financial statements reflects, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the information shown, subject to year-end and other adjustments, as later information may require.

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
On June 1, 2005, the Company acquired substantially all of the assets and certain liabilities of Peninsular Gas Company (“Peninsular Gas”). Approximately $0.1 million of the purchase price was allocated to goodwill. Refer to Note 8 for further information regarding this transaction.
There have been no impairments recognized for the six-month period ended June 30, 2005. The 2005 annual impairment tests for the Company’s reportable and non-separately reportable business segments will be conducted during the third and fourth quarters of 2005.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes changes in the carrying amount of the Company’s goodwill for the six-month period ended June 30, 2005.

	Gas	Corporate
	Distribution	and	Total
	Segment	Other	Company
(in thousands)

Balance as of December 31, 2004	$140,227	$3,056	$143,283
Goodwill acquired in a business acquisition on June 1, 2005	132	-	132

Balance as of June 30, 2005	$140,359	$3,056	$143,415

Stock-Based Compensation - The Company accounts for all stock options using the intrinsic value method provided for under the provisions and related interpretations of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company has chosen to account for these transactions under APB 25 for purposes of determining net income but must present the pro forma disclosures required by SFAS 123 as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure.” Under the intrinsic value method, there was no compensation expense associated with stock options for the three- and six-month periods ended June 30, 2005, and 2004, respectively. If compensation expense had been determined in a manner consistent with the provisions of SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below. In addition to stock options, the Company has issued performance units to employees, which provide for the future issuance of stock to employees if certain performance criteria and vesting requirements are attained. The Company also has issued restricted Common Stock to members of its Board of Directors, which vest over periods up to three years. The compensation expense associated with the Company’s performance units and restricted Common Stock is expensed in the Company’s Consolidated Statements of Operations as earned and, therefore, does not require pro forma disclosure.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net income (loss) available to common shareholders
As reported	$(3,058)	$(6,756)	$174	$1,267
Deduct additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	68	43	135	102
Pro forma	$(3,126)	$(6,799)	$39	$1,165

Earnings (loss) per share - basic
As reported	$(0.11)	$(0.24)	$0.01	$0.04
Pro forma	$(0.11)	$(0.24)	$-	$0.04
Earnings (loss) per share - diluted
As reported	$(0.11)	$(0.24)	$0.01	$0.07
Pro forma	$(0.11)	$(0.24)	$-	$0.07

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123-R (revised 2004) —“Share-Based Payment.” This standard supercedes APB No. 25, and requires recognition of expense in the financial statements of the cost of share-based payment transactions, including stock options, based on the fair value of the award at the grant date. This Statement also amends SFAS 95, “Statement of Cash Flows”, to require that excess tax benefits related to the excess of the share-based compensation deductible for tax purposes over the compensation recognized for financial reporting purposes be classified as cash inflows from financing activities rather than as a reduction of taxes paid in operating activities. The provisions of this standard are effective for public companies for annual periods beginning after June 15, 2005. The Company will adopt this statement beginning with the first quarter of 2006. At this time, the Company has not determined the transition method that will be used for implementing this standard. The Company is currently evaluating the implementation of this standard and the impact of this standard on the calculation of stock option expense. The pro forma amounts above provide a reasonable estimate of the impact of this standard on the Company’s Consolidated Financial Statements. However, the Company’s implementation of this standard based on the new guidelines could vary from the pro forma amounts and have a material impact on its results of operations and financial position.

NOTE 2 - SHORT-TERM BORROWINGS AND CAPITALIZATION

Short-Term Borrowings - The Company has a short-term bank credit facility, which consists of a $60 million multi-year revolver and a $40.8 million 364-day facility, both of which are due to expire on September 23, 2005. The 364-day facility also has a one-year term loan option. At June 30, 2005, there were approximately $12.3 million in letters of credit outstanding on the bank credit facility, leaving approximately $88.5 million of the bank credit facility unused. Interest on the bank credit facility is at variable rates, which do not exceed the banks’ prime lending rates. The Company is currently in the process of negotiating a three-year revolving credit facility for approximately $100 million - $125 million, to be in place when the current bank credit facility expires.
Covenants in the Company’s current bank credit agreement require maintenance at the end of each calendar quarter of a minimum net worth of $163.0 million, adjusted annually by 20% of annual net income, if positive, and adjusted quarterly for certain issuances of stock (at June 30, 2005, the required minimum net worth is $226.3 million). In addition, the Company must maintain an interest coverage ratio of not less than 1.25 at the end of each calendar quarter, and a debt-to-capitalization ratio of 0.65 or less at the end of each calendar quarter. As of June 30, 2005, the Company was in compliance with all bank credit agreement covenants. The Company’s failure to comply with any of its financial covenants may result in an event of default which, if not cured or waived, could result in the acceleration of the debt under the applicable credit facility or the indentures governing its outstanding debt issuances that contain cross-acceleration or cross-default provisions. In such a case, there can be no assurance that the Company would be able to refinance or otherwise repay such indebtedness, which could result in a material adverse effect on its business, results of operation, liquidity and financial condition.
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

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 - SHORT-TERM BORROWINGS AND CAPITALIZATION (Continued)

The interest coverage ratio, as defined in the Company’s bank credit agreement, represents a ratio of earnings to interest. Under the agreement, “earnings” mean operating income, excluding a $5.5 million arbitration settlement payment on December 31, 2004, associated with the termination of the sale of the Company’s Alaska Pipeline Company subsidiary, plus equity income from the Company’s 50% interest in a gas storage facility. “Interest,” under the agreement, means interest expense paid or payable in cash. The exclusion of the $5.5 million arbitration settlement payment from the earnings calculation is based on an amendment to the bank credit agreement dated January 21, 2005.
The debt-to-capitalization ratio, as defined in the bank credit agreement, requires the Company to maintain on the last day of each fiscal quarter a ratio of funded debt to a measure of total capitalization that is the sum of the aggregate principal amount of such debt then outstanding, consolidated net worth as defined previously, and the principal amount of Trust Preferred Securities then outstanding. For purposes of this agreement, funded debt is defined as all debt having a final maturity of more than one year from the date of origin of such debt, plus all rentals due under all capitalized leases under which the Company is the lessee and off-balance sheet liabilities as defined in the bank credit agreement, plus an amount equal to the lowest 30-day average of short-term debt during the trailing twelve months, less $10 million, less the principal amount of the Company’s outstanding 10.25% Series A Subordinated Debentures due 2040.

Registration Statements - On April 11, 2005, the Company filed with the SEC, a shelf registration statement on Form S-3 to register an aggregate of $150 million of various securities. This shelf registration statement was declared effective by the SEC on June 14, 2005. As discussed in more detail below, on May 26, 2005, the Company filed a second registration statement with the SEC, in compliance with its obligations under a registration rights agreement entered into at the time of the issuance of the Company’s 5% Series B Convertible Cumulative Preferred Stock.

Convertible Preference Stock and Stock Warrants - During 2004, the Company issued through a private placement $50 million of Convertible Preference Stock (“CPS”) and common stock warrants (“Warrants”) to K-1 GHM, LLLP, an affiliate of private equity firm k1 Ventures Limited (“K-1”). The private placement included 50,000 shares of CPS and Warrants to purchase 905,565 shares of the Company’s Common Stock. The net proceeds were approximately $46.3 million. The portion of the net proceeds associated with the Warrants, approximately $0.7 million, was included in the common shareholders’ equity section of the Consolidated Statements of Financial Position as an increase in capital surplus.
In connection with K-1’s purchase of the CPS and Warrants, action by the Regulatory Commission of Alaska (“RCA”) was needed on the issue of whether a change of control occurred as a result of that investment in the Company. When it became apparent that it would be difficult to obtain the desired rulings, the Company and K-1 began negotiations for the repurchase of the CPS and Warrants. For further information concerning the regulatory approvals sought in connection with K-1’s investment in the Company, refer to Note 7.
On March 8, 2005, the Company reached an agreement with K-1 to repurchase all of the outstanding CPS shares (52,543) and Warrants held by K-1. On March 15, 2005, the Company completed this repurchase. The aggregate repurchase price under the agreement was $60 million. Approximately $57.9 million of the repurchase price related to the CPS and the remainder, approximately $2.1 million, related to the Warrants. The repurchase price for the CPS included a premium over the book value of the CPS of approximately $8.2 million. The book value of the CPS was lower than the face amount of the CPS outstanding due to original issuance costs and the original value of the Warrants. The $8.2 million repurchase premium payment is reflected in the Company’s Consolidated Statements of Operations for the six months ended June 30, 2005. The $2.1 million paid to repurchase the Warrants is included in capital surplus in the common shareholder’s equity section of the Consolidated Statements of Financial Position.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 - SHORT-TERM BORROWINGS AND CAPITALIZATION (Continued)

5% Series B Convertible Cumulative Preferred Stock - On March 15, 2005, concurrent with and in order to fund the repurchase of CPS and Warrants from K-1, the Company completed an offering of a new series of convertible preferred stock to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Act”) and to persons in offshore transactions in reliance on Regulation S under the Act. In connection with the offering, the Company sold 325,000 shares of 5% Series B Convertible Cumulative Preferred Stock (“Preferred Stock”). The gross proceeds from this offering were approximately $65.0 million.
The Company also granted the initial purchasers a 30-day option to purchase up to an additional 25,000 shares of Preferred Stock in connection with the offering. On March 22, 2005, the sale of 25,000 shares was completed pursuant to the exercise of the option by the initial purchasers. The gross proceeds from the sale of the additional shares were approximately $5.0 million.
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
Holders of shares of the Preferred Stock are entitled to receive cumulative annual cash dividends of $10 per share, payable quarterly in cash on each February 15, May 15, August 15 and November 15. Dividends are paid in arrears on the basis of a 360-day year consisting of twelve 30-day months. Dividends on the Preferred Stock accumulated from the date of issuance and compound quarterly. On May 15, 2005, the Company paid dividends on its Preferred Stock totaling $.0.6 million, or $1.66667 per share. The Company’s Board of Directors has also declared a dividend payable on August 15, 2005, at a rate of $2.50 per share, to Preferred Stock holders of record on August 1, 2005.
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
If certain specified “fundamental changes” involving the Company occur prior to February 20, 2010, the Company may be required to pay a make-whole premium on the Preferred Stock converted in connection with the fundamental change. The make-whole premium will be payable in shares of the Company’s common stock or the consideration into which the common stock has been converted or exchanged in connection with the fundamental change. The amount of the make-whole premium, if any, will be based on the stock price and the effective date of the fundamental change. A “fundamental change” involving the Company will be deemed to have occurred if (1) certain transactions occur as a result of which there is a change of control of the Company, or (2) the Company’s common stock ceases to be listed on a national securities exchange or quoted on The Nasdaq National Market or another established automated over-the-counter trading market in the United States.
The Company also entered into a registration rights agreement with the initial purchasers of the Preferred Stock, containing an obligation to file with the SEC within 90 days after the original issuance of the Preferred Stock, and to use commercially reasonable efforts to cause to become effective within 180 days after the original issuance of Preferred Stock, a shelf registration statement with respect to the resale of the Preferred Stock and shares of Common Stock issuable upon conversion of the Preferred Stock. On May 26, 2005, the Company filed a registration statement with the SEC, in compliance with its obligations under the registration rights agreement. Under the terms of the Preferred Stock offering, the Company has until September 11, 2005, for such registration statement to become effective. If the registration statement does not become effective by such date, additional dividends become payable on the Preferred Stock.

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
On April 29, 2005, the Company redeemed $10.3 million of the 10.25% Subordinated Notes held by the Trust. Concurrently, the Trust used the proceeds it received from the redemption of the 10.25% Subordinated Notes to redeem 400,000 shares of the Trust Preferred Securities at a redemption price of $25.00 per share, for a total principal payment of $10.0 million plus accrued distributions through the redemption date. The Trust also used a portion of the proceeds to redeem $0.3 million of the Company’s common equity investment in the Trust, representing 12,371 shares of Common Securities of the Trust. The Company funded the redemption of the 10.25% Subordinated Notes with proceeds received from the issuance of Preferred Stock. At June 30, 2005, $30.9 million of the 10.25% Subordinated Notes were classified as long-term debt. For further information on the 10.25% Subordinated Notes, the Trust Preferred Securities and the Trust, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.

Common Shareholder’s Equity - During the three and six months ended June 30, 2005, the Company issued approximately 9,687 and 21,455 shares, respectively, of Company Common Stock to meet the stock purchase requirements of its Direct Stock Purchase and Dividend Reinvestment Plan participants. Also during the three and six months ended June 30, 2005, the Company issued approximately 41,213 and 79,752 shares, respectively, of its Common Stock to certain of the Company's employee and Board of Directors benefit plans.
During the second quarter of 2005, the Company issued 168,250 shares of restricted Common Stock and 7,833 shares of Common Stock to members of the Company’s Board of Directors as part of the compensation for their services. The restricted shares of Common Stock vest over periods up to three years and the value of the restricted Common Stock at the time of issuance ($1.0 million) was added to the Company’s common shareholders equity. There is an offsetting account that is also recorded in common shareholders’ equity, which represents the unearned compensation associated with the restricted Common Stock and, as of June 30, 2005, amounted to $0.9 million.
The Company also has stock-based compensation plans, under which the Company has issued stock options and performance units to employees. The accounting for the Company’s stock options and performance units are discussed in more detail in Note 1 under the caption “Stock-Based Compensation.” During the six months ended June 30, 2005, approximately $0.2 million was credited to the capital surplus component of common shareholders’ equity representing estimated compensation earned under the Company’s performance units. Shares of Common Stock earned by employees as a result of the Company’s performance units awarded to them are not expected to be issued until 2008.
As discussed previously, in March 2005, the Company paid $2.1 million to repurchase Warrants held by K-1 issued in 2004. The $2.1 million paid to repurchase the Warrants is reflected in common shareholders’ equity as a decrease in capital surplus.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3 - RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

The Company’s business activities expose it to a variety of risks, including commodity price and interest rate risks. The Company’s management identifies risks associated with the Company’s business and determines which risks it wants to manage and which types of instruments it should use to manage those risks.
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
An affiliate in which the Company has a 50% ownership interest uses a floating-to-fixed interest rate swap agreement to hedge the variable interest rate payments on a portion of its long-term debt. This swap is designated as a cash flow hedge, and the difference between the amounts paid and received under the swap is recorded as an adjustment to interest expense over the term of the agreement. The Company’s share of changes in the fair value of the swap are recorded in accumulated comprehensive income until the swap is terminated. As a result of this interest rate swap agreement, the Company’s Consolidated Statements of Financial Position at June 30, 2005 reflected reductions of $0.1 million in the Company’s equity investment in the affiliate and in accumulated comprehensive income.
The Company will, from time to time, enter into fixed-to-floating interest rate swaps in order to maintain its desired mix of fixed-rate and floating-rate debt. These swaps are designated as fair value hedges and the difference between the amounts paid and received under these swaps is recorded as an adjustment to interest expense over the term of the swap agreement. If the swaps are terminated, any unrealized gains or losses are recognized pro-rata over the remaining term of the hedged item as an increase or decrease in interest expense. The Company entered into one such interest rate swap in January 2004, in order to hedge one third of its $150 million 7 1/8% Senior Notes due May 15, 2008. This agreement also qualifies under the provisions of SFAS 133 as a fair value hedge. In accordance with SFAS 133, the Company’s Consolidated Statements of Financial Position at June 30, 2005, included a liability of $1.0 million and a decrease in long-term debt of $1.0 million related to this interest rate swap.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4 - EARNINGS PER SHARE

The following table indicates the potential dilutive impact of the Company’s dilutive securities on average shares of Common Stock outstanding and potential adjustments to the Company’s Consolidated Statements of Operations when computing diluted earnings per share (“EPS”).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Potential dilutive impact on average common shares outstanding when calculating diluted earnings per share
Assumed conversion of convertible cumulative preferred stock	9,150	-	5,384	-
Assumed conversion of convertible preference stock	-	5,635	3,256	3,129
Assumed exercise of stock options	27	38	35	35
Assumed settlement of performance units	13	-	21	-

Potential income statement adjustments when calculating diluted earnings per share
Eliminate dividends on convertible cumulative preferred stock assumed converted	$945	$-	$1,097	$-
Eliminate dividends and repurchase premium on convertible preference stock assumed converted	$-	$868	$9,112	$930

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4 - EARNINGS PER SHARE (Continued)

The following table outlines the computations of basic and diluted EPS for the three and six months ended June 30, 2005, and 2004. The potential adjustments indicated in the previous table are not included in the following computations of diluted EPS if their impact for a given period is antidilutive when compared to basic EPS for the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Average common shares outstanding
Issued	28,479	28,238	28,452	28,177
Adjustments to reconcile to average common shares outstanding for purposes of computing basic EPS:
Subtract non-vested restricted stock	(5)	-	(2)	-
Add shares issuable under fully vested performance units	20	-	10	-
As adjusted - basic	28,494	28,238	28,460	28,177
Adjustments to reconcile to average common shares outstanding for purposes of computing diluted EPS:
Assumed conversion of convertible preference stock	-	-	-	3,129
Assumed conversion of convertible cumulative preferred stock	-	-	-	-
Assumed exercise of stock options	-	-	35	35
Assumed settlement of performance units	-	-	21	-
Diluted	28,494	28,238	28,516	31,341

Income (loss) from continuing operations
As reported	$(2,113)	$(3,544)	$10,383	$9,317
Adjustments to reconcile to income (loss) from continuing operations for purposes of computing basic EPS:
Subtract dividends and repurchase premium on convertible preference stock	-	(868)	(9,112)	(930)
Subtract dividends on convertible cumulative preferred stock	(945)	-	(1,097)	-
As adjusted - basic	$(3,058)	$(4,412)	$174	$8,387
Adjustments to reconcile to income (loss) from continuing operations for purposes of computing diluted EPS:
Eliminate dividends on convertible cumulative preferred stock assumed converted	-	-	-	-
Eliminate dividends and repurchase premium on convertible preference stock assumed converted	-	-	-	930
Diluted	$(3,058)	$(4,412)	$174	$9,317

Earnings per share from income (loss) from continuing operations
Basic	$(0.11)	$(0.16)	$0.01	$0.30	(1)
Diluted	$(0.11)	$(0.16)	$0.01	$0.30

Income (loss) from discontinued operations
As reported - basic	$-	$(2,344)	$-	$(7,120)
Diluted	$-	$(2,344)	$-	$(7,120)

Earnings per share from income (loss) from discontinued operations
Basic	$-	$(0.08)	$-	$(0.25	)(1)
Diluted	$-	$(0.08)	$-	$(0.23)

Net income (loss) available to common shareholders
As reported - basic	$(3,058)	$(6,756)	$174	$1,267
Adjustments to reconcile to net income (loss) available to common shareholders for purposes of computing diluted EPS:
Eliminate dividends on convertible cumulative preferred stock assumed converted	-	-	-	-
Eliminate dividends and repurchase premium on convertible preference stock assumed converted	-	-	-	930
Diluted	$(3,058)	$(6,756)	$174	$2,197

Earnings per share from net income (loss) available to common shareholders
Basic	$(0.11)	$(0.24)	$0.01	$0.04	(1)
Diluted	$(0.11)	$(0.24)	$0.01	$0.07

(1)  For the six month period ended June 30, 2004, the sum of basic EPS from continuing operations and basic EPS from discontinued operations does not equal basic EPS from net income available to common shareholders. This is due to the rounding of the EPS amounts to two decimal places.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5 - BUSINESS SEGMENTS

The Company operates one reportable business segment: gas distribution. The Company’s other business segments that do not meet the quantitative thresholds required to be reportable business segments are combined and included with the Company’s corporate division in a category the Company refers to as “corporate and other.” For a brief description of the Company’s gas distribution segment and a description of the non-separately reportable business segments included in corporate and other, refer to Note 1. For information regarding the determination of reportable business segments, refer to Note 11 of the Notes to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.
The accounting policies of the operating segments are the same as those described in Notes 1 and 11 of the Notes to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K, except that intercompany transactions have not been eliminated in determining individual segment results.
The Company’s corporate division is a cost center rather than a business segment. Any corporate operating expenses that do not relate to the ongoing operations of the Company’s reportable and non-separately reportable business segments are not allocated to those segments. Instead, these unallocated expenses remain on the books of the corporate division.
The following table provides business segment information as well as a reconciliation of the segment information to the applicable line in the Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Operating revenues
Gas distribution	$94,083	$79,735	$317,531	$284,228
Corporate and other	3,311	3,535	8,446	8,624
Reconciliation to consolidated financial statements
Intercompany Eliminations (a)	(1,761)	(1,508)	(3,784)	(3,306)
Consolidated operating revenues	$95,633	$81,762	$322,193	$289,546

Operating income (loss)
Gas distribution	$6,976	$5,863	$36,686	$36,236
Corporate and other	167	(929)	600	(12)
Consolidated operating income	$7,143	$4,934	$37,286	$36,224

Depreciation and amortization
Gas distribution	$6,793	$6,534	$13,416	$12,989
Corporate and other	354	417	709	834
Consolidated depreciation and amortization	$7,147	$6,951	$14,125	$13,823

(a)  Includes the elimination of intercompany gas distribution revenue of $53,000 and $103,000 for the three and six months ended June 30, 2005, respectively, and $50,000 and $98,000 for the three and six months ended June 30, 2004, respectively. Includes the elimination of intercompany corporate and other revenue of $1,708,000 and $3,681,000 for the three and six months ended June 30, 2005, respectively, and $1,458,000 and $3,208,000 for the three and six months ended June 30, 2004, respectively.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the components of the Company’s net pension benefit and net other postretirement benefit costs.

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Components of net benefit cost
Service cost	$744	$547	$1,461	$1,094
Interest cost	1,238	1,093	2,449	2,186
Expected return on plan assets	(1,358)	(1,204)	(2,717)	(2,408)
Amortization of transition obligation	-	1	-	2
Amortization of prior service cost	27	24	54	48
Amortization of net loss	659	384	1,249	768
Net benefit cost	$1,310	$845	$2,496	$1,690

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Components of net benefit cost
Service cost	$110	$89	$233	$178
Interest cost	460	454	931	908
Expected return on plan assets	(541)	(462)	(1,082)	(924)
Amortization of transition obligation	18	24	35	48
Amortization of prior service cost	(72)	(72)	(143)	(144)
Amortization of net loss	34	52	99	104
Amortization of regulatory asset	225	225	450	450
Net benefit cost	$234	$310	$523	$620

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Environmental Matters - Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. Residual byproducts of these processes may have caused environmental conditions that require investigation and remediation. The Company owns seven sites in Michigan where such manufactured gas plants were located. Even though the Company never operated manufactured gas facilities at four of the sites, and did so at another site for only a very brief period of time, the Company is subject to local, state and federal laws and regulations that require, among other things, the investigation and, if necessary, the remediation of contamination associated with these sites, irrespective of fault, legality of initial activity, or ownership and which may impose liability for damage to natural resources. The Company has complied with the applicable Michigan Department of Environmental Quality (“MDEQ”) requirements, which require current landowners to mitigate unacceptable risks to human health from the byproducts of manufactured gas plant operations and to notify the MDEQ and adjacent property owners of potential contaminant migration. The Company is investigating these sites and anticipates conducting any necessary additional investigatory and remedial activities as appropriate. The Company has already remediated and closed a site related to one of the manufactured gas plant sites, with the MDEQ’s approval.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company is also attempting to identify other potentially responsible parties to bear some or all of the costs and liabilities associated with the investigatory and remedial activities at several of these sites and is pursuing recovery of the costs of these activities from insurance carriers. The Company is unable to predict, however, whether and to what extent it will be successful in involving other potentially responsible parties or in securing insurance recoveries for some or all of the costs associated with these sites.
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
In late March 2003, the Company was named in a putative class-action lawsuit alleging that approximately 30 defendants, including SEMCO Energy, Inc. and SEMCO Energy Ventures, Inc., engaged in practices that violated the Sherman Antitrust Act and tortiously interfered with the business of the plaintiffs. In October 2003, the plaintiff voluntarily dismissed this action in the jurisdiction in which the action was originally filed and gave the Company notice that it would re-file the complaint in a different jurisdiction. In November 2003, the plaintiff filed a separate but similar lawsuit against SEMCO Energy Services, Inc., a company subsidiary no longer actively engaged in business and whose operations were sold in 1999. This lawsuit was voluntarily dismissed by the plaintiff in July 2004. A variation of the aforementioned putative class action lawsuit was filed in July 2004. Neither the Company nor any of its subsidiaries were named as defendants. In October 2004, plaintiffs filed an amended complaint naming, among others, SEMCO Energy Services, Inc. and SEMCO Pipeline Company, as additional defendants. The amended lawsuit alleges violations of the Sherman Antitrust Act, the West Virginia Antitrust Act and various common law claims. In July 2005, the court granted a motion to dismiss plaintiff’s claims, in part, dismissing certain price-fixing claims but allowing proceedings to continue with respect to other claims. A motion to dismiss this case on other grounds is still pending.
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
After repurchasing the CPS and Warrants from K-1, the Company filed a motion for termination of proceedings with the RCA on March 22, 2005, on the basis that the repurchase made such proceedings moot. The Company also continued to oppose the proposal that the RCA institute a rate proceeding to review ENSTAR’s base rates and conduct a depreciation study. On June 20, 2005, the RCA terminated the proceeding. It also required ENSTAR to file a revenue requirement and cost of service study (including rate design data) with the RCA by June 6, 2008 (using a test year ended December 31, 2007). In addition, ENSTAR is required to file a depreciation study of utility plant (as of December 31, 2006) by June 1, 2007. These filings also will include the Company’s Alaska Pipeline Company subsidiary.
In 1999, the Company acquired a construction services business in Georgia as part of expanding its business operations to include non-utility businesses. The assets of this business were subsequently sold in September 2004. The acquisition agreement for this business contained an indemnification provision by which the sellers agreed to reimburse the Company for all costs and expenses associated with certain claims. One of these claims involves a recently affirmed judgment for approximately $0.8 million. The sellers have contested the Company’s right to indemnification under the acquisition agreement and declined to reimburse the Company for its payments of approximately $1.2 million in connection with this judgment, which includes attorneys’ fees and costs. In February 2005, the Company filed an action in federal district court in Georgia to recoup amounts owed the Company under the indemnification provision.
Refer to Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K for further details regarding other commitments and contingencies.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8 - ACQUISITIONS AND DISPOSALS

Acquisition of Peninsular Gas Company - On June 1, 2005, the Company acquired substantially all of the assets and certain liabilities of Peninsular Gas for $3.0 million in cash. The assets acquired included approximately $0.3 million in cash. In accordance with the asset purchase agreement, the Company expects to pay an additional $0.3 million to the seller for excess working capital acquired. The Company expects the total cash paid to acquire Peninsular Gas, including $0.1 million of transaction costs and the excess working capital payment, to be $3.1 million, net of the cash acquired. This acquisition adds approximately 3,900 customers to the Company’s Gas Distribution Business in the upper peninsula of Michigan. The operating results of Peninsular Gas for the period June 1 through June 30, 2005, are reflected in the Company’s consolidated statement of operations for the three and six months ended June 30, 2005. The acquired assets and assumed liabilities are reflected in the Company’s consolidated statement of financial position at June 30, 2005.

Discontinuation of Construction Services Business Segment - The Company began marketing its construction services business for sale during the first quarter of 2004. As a result, the Company has accounted for the business as a discontinued operation and, accordingly, the operating results and the estimated loss on the disposal of this business are segregated and reported as discontinued operations in the Consolidated Statements of Operations. In September 2004, the Company sold the assets of its construction services business to InfraSource Services, Inc. for approximately $21.3 million.
Components of amounts reflected in the Consolidated Statements of Operations for the construction services business are presented in the following table.

Consolidated Statement of Income Data:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)

Revenues	$-	$13,956	$-	$23,152
Operating expenses	-	13,859	-	25,835
Operating loss	-	97	-	(2,683)
Other deductions	-	(198)	-	(446)
Income tax benefit	-	57	-	1,109
Loss from discontinued operations	$-	$(44)	$-	$(2,020)

Loss on divestiture of discontinued operations, net of income taxes	$-	$(2,300)	$-	$(5,100)

NOTE 9 - OTHER MATTERS

On October 14, 2004, the MPSC initiated a generic proceeding to review SFAS 143 “Accounting for Asset Retirement Obligations,” Federal Energy Regulatory Commission Order No. 631, “Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations,” and their accounting and ratemaking issues. As directed by the MPSC, on March 15, 2005, the Company filed responses, in the form of testimony, to various questions raised by the MPSC regarding the Company’s accounting practices. Among other things, this proceeding involves an examination of possible changes to the cost of removing property for rate-making purposes. This proceeding relates to all Michigan electric and gas utilities. A decision is expected in the second quarter of next year.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OTHER INFORMATION

Summary of Results of Operations - The discussions in this section are summarized and intended to provide a high-level overview of the results of operations of the Company. In most instances, the items discussed here are covered in greater detail in later sections of Management’s Discussion and Analysis. All references to EPS in Management’s Discussion and Analysis are on a fully diluted basis. For information related to the calculation of diluted EPS, refer to Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements I Part I, Item 1 of this Form 10-Q. In this section (Summary of Results of Operations), any variances in results are quantified on an after-tax basis. The Company uses an effective income tax rate of 36.6% to estimate these after-tax amounts. The following table summarizes the Company’s operating results for the three and six months ended June 30, 2005 and June 30, 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Operating revenues	$95,633	$81,762	$322,193	$289,546
Operating expenses	88,490	76,828	284,907	253,322
Operating income	$7,143	$4,934	$37,286	$36,224
Other income (deductions)	(10,606)	(10,520)	(21,154)	(21,373)
Income tax (expense) benefit	1,350	2,042	(5,749)	(5,534)
Income (loss) from continuing operations	$(2,113)	$(3,544)	$10,383	$9,317
Loss from discontinued operations, net of income taxes	-	(2,344)	-	(7,120)
Net income (loss)	$(2,113)	$(5,888)	$10,383	$2,197
Dividends and repurchase premium on convertible preference stock	-	868	9,112	930
Dividends on convertible cumulative preference stock	945	-	1,097	-
Net income (loss) available to common shareholders	$(3,058)	$(6,756)	$174	$1,267

Earnings per share - basic
Income (loss) from continuing operations	$(0.11)	$(0.16)	$0.01	$0.30
Net income (loss) available to common shareholders	$(0.11)	$(0.24)	$0.01	$0.04

Earnings per share - diluted
Income (loss) from continuing operations	$(0.11)	$(0.16)	$0.01	$0.30
Net income (loss) available to common shareholders	$(0.11)	$(0.24)	$0.01	$0.07

Average common shares outstanding - basic	28,494	28,238	28,460	28,177
Average common shares outstanding - diluted	28,494	28,238	28,516	31,341

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

The Company’s results for the three months ended June 30, 2005, are typical for this period, given the seasonal nature of the Gas Distribution Business. The revenues of the Gas Distribution Business are highest in the winter heating season, but the Company incurs expenses and makes investments to serve customers throughout the year, including during lower revenue periods.
The Company had a net loss available to common shareholders of $3.1 million (or $0.11 per share) for the three months ended June 30, 2005, compared to a net loss of $6.8 million (or $0.24 per share) for the three months ended June 30, 2004. The primary factors that improved results when comparing the second quarter of 2005 to the second quarter of 2004 were increases in gas sales margin and other gas distribution revenues and the absence of losses from discontinued operations. The increase in gas sales margin and other gas distribution revenues reduce the net loss by approximately $2.4 million.  This improvement was primarily due to rate increases, the sale of excess gas to a third-party gas supplier, new customers and increases in miscellaneous customer fee and pipeline construction management revenues. The increase in gas sales margin and other gas distribution revenues includes the impact of a decrease in volumes of gas sold. These lower volumes are due in large part to warmer overall weather compared to last year. There were no losses from discontinued operations in the 2005 results, while the 2004 results included $2.3 million in losses from discontinued operations.
These items were partially offset by increases in operations and maintenance expenses, depreciation expense, property tax expense and non-cash debt extinguishment costs, all of which increased the Company’s second quarter 2005 net loss when compared to second quarter of 2004. Operations and maintenance expenses increased by approximately $0.4 million due primarily to increases in employee benefit and incentive costs, compensation and various other expenses, offset partially by a decrease in professional services expenses in 2005, due in general to the non-recurrence of expenses recorded in the second quarter of 2004 in connection with the termination of the sale of the Company’s Alaska Pipeline Company subsidiary. New property and equipment placed in service increased depreciation and property tax expenses, which increased the Company’s net loss by approximately $0.3 million. During the second quarter of 2005, debt extinguishment costs of $0.2 million were incurred as a result of the early retirement of $10.3 million of the Company’s long-term debt.
The Company’s net income available to common shareholders was $0.2 million (or $0.01 per share) for the six months ended June 30, 2005, compared to net income of $1.3 million (or $0.07 per share) for the six months ended June 30, 2004. The primary factors that decreased earnings for the six months ended June 30, 2005, when compared to the same period of 2004, were a repurchase premium associated with the repurchase of the Company’s CPS, increases in financing costs, operations and maintenance expenses, depreciation and property taxes, and the non-cash charges incurred in connection with the early retirement of long-term debt. The premium associated with the repurchase of the Company’s CPS reduced net income by $8.2 million. Financing costs, which include interest expense and dividends on both the CPS and newly-issued Preferred Stock, increased on a net basis by approximately $0.6 million. Increases in operations and maintenance expenses, which decreased net income by approximately $1.7 million, were due primarily to increases in employee benefit and incentive costs, compensation and various other operating expenses, due to the increasing costs of doing business, offset partially by a decrease in uncollectible customer accounts and the non-recurrence in 2005 of professional services expenses recorded in the second quarter of 2004 related to the termination of the sale of the Company’s Alaska Pipeline Company subsidiary. The increases in depreciation expense and property taxes decreased net income by approximately $0.5 million. The non-cash debt extinguishment cost discussed previously also contributed to the decrease in net income for the six months ended June 30, 2005.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

These items were partially offset by a decrease in losses from discontinued operations and an increase in gas sales margin and other gas distribution revenues, which helped improve results compared to the six months ended June 30, 2004. There were no losses from discontinued operations in the 2005 results, while the 2004 results include $7.1 million in losses from discontinued operations. Gas sales margin and other gas distribution revenues increased by approximately $3.3 million, primarily due to new customers, rate increases, the sale of excess gas to a third-party gas supplier, a reduction in unaccounted-for gas, a significant recovery from a bankrupt customer in the first quarter of 2005, and increases in miscellaneous customer fee and pipeline construction management revenues. The increase in gas sales margin and other gas distribution revenues is net of the impact of a decrease in volumes of gas sold, due in large part to warmer overall weather compared to last year.

Business Segment Overview - The Company operates one reportable business segment: gas distribution. The Company’s other business segments that do not meet the quantitative thresholds required to be reportable business segments are combined and included with the Company’s corporate division in a category the Company refers to as “corporate and other.” For a brief description of the Company’s gas distribution segment and a description of the non-separately reportable business segments included in corporate and other, refer to Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.  For a summary of operating revenues and operating income by business segment, refer to Note 5 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
The gas distribution business segment analysis and other discussions below provide additional information regarding variations in operating results when comparing the three- and six-month periods ended June 30, 2005, to the same periods of the prior year. The Company evaluates the performance of its business segments based on operating income generated. Operating income does not include income taxes, interest expense, discontinued operations or other non-operating income and expense items. A review of the non-operating items follows the business segment discussion.

Seasonality - The Company's gas distribution business is seasonal in nature with the majority of its operating revenue realized during the winter heating season each year. As a result, a substantial portion of the Company's annual income is earned during the first and fourth quarters of the year. Therefore, the Company's results of operations for the three and six months ended June 30, 2005, and 2004, are not necessarily indicative of results for a full year.

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
During the second quarter of 2005, temperatures were warmer than normal in both Alaska and Michigan by 7.4% and 10.3%, respectively. During the first six months of 2005, temperatures were warmer than normal in Alaska by 7.5% and colder than normal in Michigan by 1.5%. The Company has estimated that the variations from normal temperatures in Alaska and Michigan combined decreased net income by approximately $1.2 million during the second quarter of 2005 and decreased net income approximately $1.9 million during the six months ended June 30, 2005.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

By comparison, temperatures during the second quarter of 2004 were warmer than normal in both Alaska and Michigan by 10.0% and 7.1%, respectively. During the first six months of 2004, temperatures were warmer than normal in Alaska by 2.3% and essentially normal in Michigan. The Company has estimated that the variations from normal temperatures in Alaska and Michigan combined decreased net income by approximately $1.0 million during the second quarter of 2004 and decreased net income approximately $0.5 million during the six months ended June 30, 2004.

GAS DISTRIBUTION BUSINESS SEGMENT

The Company’s gas distribution business segment consists of operations in Michigan and Alaska. The Michigan operation is sometimes referred to as “SEMCO Gas” and the Alaska operation is sometimes referred to as “ENSTAR.” These operations are referred to together as the “Gas Distribution Business.”

Gas Sales Revenue - The Company’s gas sales revenue was $85.9 million and $297.6 million for the three and six months ended June 30, 2005, respectively, compared to $71.8 million and $265.4 million for the three and six months ended June 30, 2004, respectively. The primary factor causing the change in gas sales revenue from period-to-period was the change in the cost of gas sold. A significant portion of the Company’s cost of gas sold is accounted for under regulatory body-approved gas cost recovery (“GCR”) and gas cost adjustment (“GCA”) mechanisms, which allow for the adjustment of rates charged to customers to reflect increases and decreases in the cost of gas purchased by the Company. Under the GCR and GCA mechanisms, customers are charged rates that allow the Company to recoup its cost of gas purchased for sale to customers, subject, in the Company’s Michigan service territory regulated by the MPSC, to a review by the MPSC of the Company’s GCR gas purchase plan and the reasonableness of actual purchases and procurement practices. In Alaska, gas supply contracts are reviewed by the RCA at the time the Company enters into those contracts. As a result of the use of the GCR and GCA mechanisms, in the absence of gas cost disallowances, for any increase or decrease in cost of gas sold, there is a corresponding increase or decrease in gas sales revenue. Refer to the caption “Cost of Gas” in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2004 Annual Report on Form 10-K for further information on cost of gas and the GCR and GCA mechanisms. Management generally evaluates changes in gas sales margin rather than gas sales revenue due to the fluctuations caused by market-driven changes in cost of gas sold. Please refer to the gas sales margin section below for a detailed variance analysis.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands)

Gas sales revenues	$85,884	$71,781	$297,616	$265,449
Cost of gas sold	60,581	50,055	228,177	200,106

Gas sales margin	$25,303	$21,726	$69,439	$65,343
Gas transportation revenue	5,981	6,250	15,209	15,536
Other operating revenue	2,218	1,704	4,706	3,243

	$33,502	$29,680	$89,354	$84,122
Operation and maintenance	16,762	14,612	33,191	29,374
Depreciation and amortization	6,793	6,534	13,416	12,989
Property and other taxes	2,971	2,671	6,061	5,523

Operating income	$6,976	$5,863	$36,686	$36,236

Volumes of gas sold (MMcf)	9,393	9,694	38,338	39,588
Volumes of gas transported (MMcf)	13,237	13,909	27,578	28,737

Number of customers at end of period	403,731	391,791	403,731	391,791
Degree Days
Alaska	1,486	1,449	5,165	5,480
Michigan	833	892	4,244	4,227
Percent colder (warmer) than normal
Alaska	(7.4)%	(10.0)%	(7.5)%	(2.3)%
Michigan	(10.3)%	(7.1)%	1.5%	.3%

The amounts in the above table include intercompany transactions.

Gas Sales Margin - The Company’s gas sales margin is derived primarily from customer service fees and usage-based distribution fees. The customer service fees are fixed amounts charged to customers each month. Distribution fees vary each month because they are based on the volume of gas consumed by customers. There are four primary factors that have historically impacted gas sales margin and may impact future gas sales margin. These factors are changes in: (1) customer gas consumption; (2) the number of gas sales customers; (3) unaccounted-for gas; and (4) customer rates and gas cost savings. In addition, the Company sold excess gas to a third-party gas supplier in the second quarter of 2005, which also had an impact on gas sales margin for the three- and six-month periods ended June 30, 2005.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

Changes in customer gas consumption from one year to another are attributable primarily to the impact of changes in temperatures between periods. However, other factors (including conservation by customers, the increasing use of more energy efficient gas furnaces and appliances, the addition of new energy efficient homes to the Company’s gas distribution system and the price of natural gas) also contribute to changes in customer gas consumption. A decrease in customer gas consumption during the three and six months ended June 30, 2005, reduced gas sales margin by approximately $0.6 million and $2.5 million, respectively, when compared to the same periods ended June 30, 2004. During the first six months of 2005, customer usage in Michigan was lower than expected, in view of the colder-than-normal weather. This may be due to conservation prompted by the increased cost of natural gas.
The average number of gas sales customers in Michigan and Alaska combined has increased by an average of 2.5% annually during the past three years. For the three- and six-month periods ended June 30, 2005, the Company’s average number of gas sales customers increased by 2.4% and 2.0%, respectively, when compared to the three- and six-month periods ended June 30, 2004. These increases in customers increased gas sales margin for the three- and six-month periods ended June 30, 2005, by approximately $0.6 million, and $1.5 million, respectively, when compared to the same periods ended June 30, 2004.
Unaccounted-for gas is a term used in the natural gas distribution industry to refer to the difference between the gas that is measured and injected into the Company’s gas distribution system and the amount of gas measured at customer meters. Typically, there is more gas injected into a gas utility’s distribution system than is actually measured as sold or transported at customer meters. There are a number of reasons for this unaccounted-for gas, including gas used by compressor stations along the system, measurement errors, and small leaks. The annual unaccounted-for gas volumes of the Gas Distribution Business typically range from 0.5% to 1.4% of total gas volumes sold and transported. There was an increase in unaccounted-for gas which decreased gas sales margin for the three months ended June 30, 2005, by less than $0.1 million, when compared to the same period in 2004. There was a decrease in unaccounted-for gas which increased gas sales margin for the six months ended June 30, 2005, by approximately $0.4 million, when compared to the same period in 2004. The cost of unaccounted for gas is affected by the underlying commodity cost and rate mechanisms employed to price unaccounted-for volumes and recover this cost from customers.
Changes in customer rates and gas cost savings directly affect gas sales margin. During the three and six months ended June 30, 2005, increases in rates and gas cost savings increased gas sales margin by approximately $2.2 million and $3.3 million, respectively, when compared to the three and six months ended June 30, 2004. For information on new rates and rate cases filed by the Company, refer to the caption “Regulatory Matters” at the end of this section of Management’s Discussion and Analysis. For further information regarding gas cost savings, refer to the caption “Cost of Gas” in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2004 Annual Report on Form 10-K.
During the second quarter of 2005, the Company sold excess gas to a third-party gas supplier. The sales increased the Company’s gas sales margin by $1.4 million for both the three and six months ended June 30, 2005. There were no sales of excess gas to a third-party gas supplier for the three and six months ended June 30, 2004.

Gas Transportation Revenue - For both the three and six months ended June 30, 2005, gas transportation revenue decreased by $0.3 million, when compared to the same periods ended June 30, 2004. The primary reasons for this decrease were a decrease in transportation volumes to power plants in the first half of 2005 and a decrease in transportation volumes to commercial customers as a result of warmer weather in Alaska. These factors were partially offset by increased volumes and rates to industrial customers.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

Other Operating Revenue - During the three and six months ended June 30, 2005, other operating revenue increased by $0.5 million and $1.5 million, respectively, when compared to the same periods ended June 30, 2004. Increases in miscellaneous customer revenues, a scheduled fee increase for one of the Company’s large pipeline capacity contracts, recovery of amounts owed the Company in a customer bankruptcy case and an increase in pipeline management revenue from Norstar Pipeline Company (“Norstar”) due to a pipeline construction project performed during the first half of 2005, were the primary reasons for the increase. Norstar is an indirect subsidiary of the Company, which provides pipeline operations management and pipeline construction management services to non-affiliated customers in Alaska.

Operations and Maintenance Expenses - For the three and six months ended June 30, 2005, operations and maintenance (“O&M”) expenses increased by $2.2 million and $3.8 million, respectively, when compared to the same periods ending June 30, 2004. There are three areas that have impacted the Company’s O&M expenses including: (1) employee benefit costs, (2) professional fees, (3) uncollectible customer accounts, and (4) other.
Employee benefit costs primarily include pension expense, medical coverage expense, including retiree medical coverage, and incentive compensation. For the three and six months ended June 30, 2005, net employee benefit expense increased by approximately $1.0 million and $2.0 million, respectively, when compared to the same periods ended June 30, 2004.
The changes in professional fees are due in large part to compliance with the Sarbanes-Oxley Act of 2002 and fees related to regulatory and legal matters. Professional fees decreased for the three and six months ended June 30, 2005, by approximately $0.3 million and $0.2 million, respectively, when compared to the same periods ended June 30, 2004.
Uncollectible customer accounts increased by $0.3 million for the three months ended June 30, 2005 and decreased by approximately $0.2 million for the six months ended June 30, 2005, respectively, when compared to the same periods ended June 30, 2004. The increase for the three months ended June 30, 2005 was due primarily to a higher cost of gas in 2005. The decrease for the six months ended June 30, 2005, were due primarily to increased collection efforts and collection programs initiated by the Company and a reduction in large-customer bankruptcy write-offs offset by the factors impacting the second quarter of 2005, as previously discussed.
The remaining increases in O&M expenses for the three and six months ended June 30, 2005, when compared to the same periods ended June 30, 2004, were caused by increases in compensation expense, building and office lease expense, customer collection expense and various other expenses, due primarily to inflationary pressures on expenses and the increased cost of doing business.

Depreciation and Amortization - The addition of new customers to the Company’s gas distribution system typically requires expansion of the system. In addition, the Company has a replacement program to ensure that older sections of its distribution system are upgraded and replaced. Some of this activity relates to public works projects that require the relocation of Company gas transmission and distribution facilities. The increase in depreciation and amortization expense from period to period is due to depreciation on net additional property, plant and equipment placed in service as a result of expanding and upgrading the system.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

Property and Other Taxes - The Company’s property and other taxes increased for the three and six months ended June 30, 2005, when compared to the same periods ended June 30, 2004. The increases are primarily attributable to property taxes. Each year the Company’s property taxes generally increase as a result of taxes on net additional property, plant and equipment placed in service as part of the expansion and upgrading of the Company’s gas distribution system.

Regulatory Matters - In December 2004, the Company filed a base rate increase request totaling $11.65 million with the MPSC. Among other things, the Company proposed an increase in customer service fees and a weather normalization rider, for the purpose of mitigating the impact of weather on customer bills and the Company’s financial results.
On March 29, 2005, the MPSC approved a settlement with the Company, which is expected to produce an additional $7.1 million in annual revenue from customers in the Company’s MPSC-regulated service area. Increases in the fixed customer charge for several commercial and industrial customer classes and the increase in fees for certain services mitigate some of the effect of weather on the Company’s revenues. The settlement did not include the Company’s proposed increase in residential customer service fees or weather normalization rider. The rate adjustments authorized by this settlement became effective on March 30, 2005.
For information about other rate cases and rate matters, refer to Note 2 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2004 Annual Report on Form 10-K and Notes 7 and 9 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

CORPORATE AND OTHER

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)

Operating revenues	$3,311	$3,535	$8,446	$8,624
Operating expenses	3,144	4,464	7,846	8,636
Operating income	$167	$(929)	$600	$(12)

The amounts in the above table include intercompany transactions.

Operating Revenues - Corporate and other reported operating revenues of $3.3 million and $8.4 million, respectively, for the three- and six-month periods ended June 30, 2005, compared to operating revenue of $3.5 million and $8.6 million, respectively, for the same periods ended June 30, 2004. The $0.2 million decrease for both the three- and six-month periods ended June 30, 2005, was due primarily to a decrease in information technology (“IT”) services revenues from non-affiliated customers, offset by an increase in IT revenue from affiliates. IT revenues from non-affiliate customers have decreased because the Company has not been renewing most of its contracts with non-affiliated customers due to the ongoing restructuring efforts to focus the IT business operations primarily on the Company’s IT needs.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

CORPORATE AND OTHER (Continued)

Operating Income - Corporate and other reported operating income of $0.2 million and $0.6 million, respectively, for the three- and six-month periods ended June 30, 2005, compared to an operating loss of $0.9 million for the second quarter of 2004 and break-even operating results for the six months ended June 30, 2004. The $1.1 million improvement in results for the three-month period ended June 30, 2005, was due primarily to the non-recurrence in 2005 of corporate professional fees incurred in the second quarter of 2004 related to the termination of the sale of the Company’s Alaska Pipeline Company subsidiary and a decrease in depreciation and other miscellaneous expenses. The $0.6 million improvement for the six months ended June 30, 2005, was due primarily to the same items impacting the second quarter 2005 results, offset partially by costs associated with the discontinued construction operations.

OTHER INCOME AND DEDUCTIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)

Interest expense	$(10,860)	$(11,126)	$(21,936)	$(22,746)
Debt extinguishment costs	(366)	-	(366)	-
Other income	620	606	1,148	1,373
Total other income (deductions)	$(10,606)	$(10,520)	$(21,154)	$(21,373)

Interest Expense - Interest expense for the three and six months ended June 30, 2005, decreased by $0.3 million and $0.8 million, respectively, when compared to the same periods ended June 30, 2004. The decreases for the three and six months ended June 30, 2005, were primarily due to lower levels of long-term debt, as a result of the redemption of $29.9 million of the Company’s senior notes in the second quarter of 2004 and the redemption of $10.3 million of the Company’s 10.25% Subordinated Notes in April 2005, lower borrowing on the Company’s short-term bank credit facility and a decrease in financing fees related to the bank credit facility.

Debt Extinguishment Costs - For the three and six months ended June 30, 2005, the Company’s Consolidated Statements of Operations reflect $0.4 million of debt extinguishment costs related to the redemption of $10.3 million of the Company’s 10.25% Subordinated Notes. The debt extinguishment costs represent the write-off of the balance of unamortized debt issuance costs related to the 10.25% Subordinated Notes. For further information regarding the redemption of the 10.25% Subordinated Notes, refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Other Income - Other income for the three months ended June, 30, 2005, was essentially unchanged when compared to the same period ended June 30, 2004. Other income for the six months ended June 30, 2005, decreased by approximately $0.2 million, when compared to the same period ended June 30, 2004. The decrease for the six months ended June 30, 2005, in comparison to the same period ended June 30, 2004, was primarily due to a decrease in equity earnings from the Company’s investment in Eaton Rapids Gas Storage System (“ERGSS”), the Company’s gas storage partnership.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

INCOME TAXES

Income tax expense (benefit) was $(1.4) million and $5.7 million, respectively, for the three and six months ended June 30, 2005, and $(2.0) million and $5.5 million, respectively, for the same periods ended June 30, 2004. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes.

DIVIDENDS AND REPURCHASE PREMIUM ON CONVERTIBLE PREFERENCE STOCK

The Company issued CPS in the first and second quarters of 2004. These securities and the payment-in-kind, non-cash dividends on these securities are described in Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2004 Annual Report on Form 10-K. Non-cash dividends on these securities were $0.9 million for both the six months ended June 30, 2005, and 2004, respectively. The Company’s Consolidated Statements of Operations for the six months ended June 30, 2005, also include an $8.2 million premium associated with the repurchase of the CPS. For more information on the repurchase premium, refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

DIVIDENDS ON CONVERTIBLE CUMULATIVE PREFFERED STOCK

The Company issued the Preferred Stock in the first quarter of 2005. The Preferred Stock and the cash dividends on the Preferred Stock are described in Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. The Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2005 include dividends on these securities of $0.9 million and $1.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Used For Investing - The following table identifies capital investments for the six months ended June 30, 2005, and 2004.

	Six Months Ended
	June 30,
	2005	2004
	(in thousands)
Capital investments:
Property additions - gas distribution	$15,289	$16,560
Property additions - corporate and other	1,182	312
Business acquisition, net of cash acquired	2,797	-
	$19,268	$16,872

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company’s expenditures for property additions were approximately $16.5 million for the first half of 2005. Expenditures for property additions during the remainder of 2005 are anticipated to be approximately $23.0 million. In addition, the Company acquired substantially all of the assets and certain liabilities of Peninsular Gas on June 1, 2005. The Company has paid approximately $2.8 million, net of cash acquired, for this acquisition and expects to pay an additional $0.3 million during the third quarter of 2005. For further information, refer to Note 8 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Cash Flows Provided By Operations - Net cash provided by operating activities for the six months ended June 30, 2005, when compared to the same period of the prior year, decreased by $10.0 million. The change in operating cash flows is influenced significantly by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments. The change in cash provided by operating activities is also impacted by changes in the operating results of the Company’s businesses.

Cash Flows Provided By Financing - Net cash used for financing activities during the six-month period ended June 30, 2005, decreased by $25.8 million, when compared to the same period ended June 30, 2004.

	Six Months Ended
	June 30,
	2005	2004
	(in thousands)
Cash provided by (used for) financing activities:
Issuance of common stock, and common stock warrants, net of expenses	$545	$1,968
Issuance of convertible cumulative preferred stock, net of expenses	66,397	-
Issuance of convertible preference stock, net of expenses	-	45,598
Repurchase of convertible preference stock and common stock warrants	(60,000)	-
Change in notes payable, net of expenses	(39,300)	(82,335)
Repayment of long-term debt, net of issuances	(10,334)	(30,087)
Payment of dividends on preferred stock	(583)	-
Payment of dividends on common stock	-	(4,221)
Change in book overdrafts included in current liabilities	5	-
	$(43,270)	$(69,077)

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

During the first quarter of 2005, the Company repurchased all of the CPS shares (52,543) and Warrants (905,565) held by K-1. The aggregate purchase price for the CPS and Warrants was $60 million. During the first quarter of 2005, the Company also completed the sale of 350,000 shares of Preferred Stock. The gross proceeds from this offering were approximately $70 million, of which $60 million was used to fund the previously discussed repurchase of CPS and Warrants from K-1. The remaining proceeds were used to redeem $10.3 million principal amount of the Company’s 10.25% Subordinated Notes held by SEMCO Capital Trust I. The Trust, in turn, used the proceeds to redeem 400,000 shares of its Trust Preferred Securities and 12,371 shares of its Common Securities on April 29, 2005. For further information regarding these transactions, refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Future Financing - In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of its short-term bank credit facility. When appropriate, the Company will refinance its short-term debt with long-term debt, common stock or other long-term financing instruments.
The Company’s capital structure at June 30, 2005, consisted of approximately 67.8% total debt (including current maturities and notes payable), 9.2% preferred stock and 23.0% common equity. The Company is currently assessing its overall liquidity and capital structure, with a view to migrating over time to a capital structure which is consistent with that of an investment grade company. One of the Company’s primary goals is to increase equity as a percentage of total capital while reducing the Company’s overall debt to total capital ratio. To this end, the Company’s financing plans currently contemplate the issuance of approximately $25 million to $30 million of common equity in the second half of 2005. The intended use of proceeds from this issuance is to redeem at par a like amount of the Company’s 10.25% Subordinated Notes held by SEMCO Capital Trust I, with the Trust utilizing the proceeds from this redemption to redeem a like amount of its Trust Preferred Securities. On April 11, 2005, the Company filed with the SEC, a shelf registration statement on Form S-3 to register an aggregate of $150 million of various securities. The Company plans to issue the $25 million to $30 million of common equity discussed above pursuant to this shelf registration statement. This shelf registration statement was declared effective by the SEC on June 14, 2005.
In conjunction with the issuance of 350,000 shares of Preferred Stock, the Company also entered into a registration rights agreement with the initial purchasers of the Preferred Stock. This agreement requires the Company to file with the SEC within 90 days after the original issuance of the Preferred Stock, and to use commercially reasonable efforts to cause to become effective within 180 days after the original issuance of Preferred Stock, a registration statement with respect to the resale of the Preferred Stock and shares of Common Stock issuable upon conversion of the Preferred Stock. On May 26, 2005, the Company filed a registration statement with the SEC, in compliance with its obligations under the registration rights agreement. This registration statement required by the registration rights agreement is separate from the shelf registration statement discussed above that was filed with the SEC on April 11, 2005. The Company expects the registration statement filed May 26, 2005, to be declared effective by the SEC during the third quarter of 2005.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company has a short-term bank credit facility, which consists of a $60 million multi-year revolver and a $40.8 million 364-day facility, both of which are to expire on September 23, 2005. The 364-day facility also has a one-year term loan option. At June 30, 2005, there were approximately $12.3 million in letters of credit outstanding on the bank credit facility, leaving approximately $88.5 million of the bank credit facility unused. Interest on the bank credit facility is at variable rates, which do not exceed the banks’ prime lending rates. The Company is currently in the process of negotiating a three-year revolving credit facility for approximately $100 million - $125 million, to be in place when the current bank credit facility expires.
Refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the bank credit facility including a description of the covenants contained in the bank credit agreement.

Business Development Initiatives - From time to time, in pursuing its growth strategy, among other things, the Company considers acquisitions of or investments in local distribution, pipeline, and gas storage businesses and assets. These acquisitions and investments are typically considered pursuant to confidentiality agreements, which (among other things) allow the exchange of data subject to non-disclosure requirements (usually barring the disclosure or misuse of such data and requiring that the fact of discussions of a possible acquisition or investment be kept secret). The Company generally will not make any public announcement of such activities until definitive agreements with respect thereto have been signed.

Other Matters - The Company’s ratio of earnings to fixed charges, as defined under Item 503 of SEC regulation S-K, was 1.11 for the twelve months ended June 30, 2005.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

In December 2004, the FASB issued SFAS 123-R (revised 2004) - “Share-Based Payment.” Refer to the “Stock-Based Compensation“ section of Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information on this new accounting standard.
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. For the Company, this Interpretation is effective no later than December 31, 2005. Although, the Company has not completed its review of this Interpretation, it currently believes that adoption of this Interpretation will not have a material impact on the Company’s financial statements.

PART I - FINANCIAL INFORMATION - (Continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For the information required pursuant to this item, refer to Item 7A in the Company's 2004 Annual Report on Form 10-K and Note 3 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures - As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer, (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(f) of the Securities and Exchange Act of 1934. Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.
Changes in Internal Control Over Financial Reporting - A change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934 was implemented by the Company during the quarter ended June 30, 2005, in order to remediate a material weakness in the Company’s internal control over financial reporting.
During final preparation of the Company’s 10-Q report for the quarter ended March 31, 2005, and subsequent to filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (filed March 8, 2005), management became aware of errors in the Company’s accounting for dividends on its CPS in the calculation of basic and diluted earnings per share from continuing operations and in the calculation of comprehensive income (loss). As a result of the discovery of these errors, the Company, after consultation with the Audit Committee of the Board of Directors, decided that the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2004, and its unaudited financial statements included in the Company’s Form 10-Qs for the quarters ended June 30 and September 30, 2004, should be restated to correct the errors. In connection with the restatement, the Company concluded that it did not maintain effective controls over the accounting for dividends on its CPS in the calculation of earnings per share from continuing operations and in the calculation of comprehensive income (loss) in accordance with generally accepted accounting principles, because of insufficient management review and supervision of the calculations. Management concluded that these control deficiencies constituted a material weakness in the Company’s internal control over financial reporting as of December 31, 2004.
In May 2005, the Company took corrective actions to remediate the material weakness identified above. These corrective actions included the design, documentation and testing of additional controls over the preparation and review of these calculations. As a result of these corrective actions, the Company believes it has taken steps necessary to remediate the material weakness identified above. Other than these corrective actions, there has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

For information on legal proceedings, refer to Note 7 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2005, the Company issued an aggregate of 1,046 shares of unregistered Common Stock, valued at $5,604, to a deferred compensation plan for members of the Company’s Board of Directors in exchange for services rendered. The preceding transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the June 28, 2005 Annual Meeting of Common Shareholders, the following nominees were elected as directors to hold office on the Board of Directors for a term of three years:

Name	Votes For	Votes Withheld

Harvey I. Klein	25,769,152	2,354,479
George A. Schreiber, Jr.	25,832,283	2,291,348
John C. van Roden, Jr.	25,345,985	2,777,646

The names of directors whose term of office as a director continued after the June 28, 2005 Annual Meeting of Shareholders are as follows:

John M. Albertine
John T. Ferris
Paul F. Naughton
Edwina Rogers
Ben A. Stevens
Donald W. Thomason

Item 5.  Other Information.

Not applicable.

PART II - OTHER INFORMATION (Continued)

Item 6.  Exhibits.

The following exhibits are filed herewith - (See page 40 for the Exhibit Index.)

Exhibits	Description
3.1
Articles of Incorporation of SEMCO Energy, Inc., as restated June 25, 1999, and amendments thereto through May 28, 2004 (incorporated herein by reference from SEMCO’s Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004).

3.1.1	Certificate of Designation of 5.00% Series B Convertible Cumulative Preferred Stock filed March 19, 2005 (incorporated herein by reference from SEMCO’s Form 8-K filed March 17, 2005).
3.2	Bylaws of SEMCO Energy, Inc., as last revised June 28, 2005 (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.1	Severance Agreement between the Company and George A. Schreiber, Jr. dated June 29, 2005 (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.1.1	Corrected exhibits D and E to Severance Agreement between the Company and George A. Schreiber, Jr. dated June 29, 2005.
10.2	Severance Agreement between the Company and Michael V. Palmeri dated June 29, 2005 (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.3	Severance Agreement between the Company and Eugene N. Dubay dated June 29, 2005 (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.4	Severance Agreement between the Company and Peter F. Clark dated June 29, 2005 (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.5	Severance Agreement between the Company and Lance S. Smotherman dated June 29, 2005 (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.6	Change in Control Severance Agreement between the Company and Mark T. Prendeville dated June 29, 2005 (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.7	Form of Restricted Stock Grant Agreement For Directors (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.8	Form of Restricted Stock Grant Agreement For Chairmen (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.9	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.10	Form of Stock Option Agreement pursuant to executive agreements (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMCO ENERGY, INC. (Registrant)

Date: August 3, 2005	By:	/s/ Michael V. Palmeri

Senior Vice President and Chief Financial Officer and Treasurer

EXHIBIT INDEX
Form 10-Q
Second Quarter 2005

Exhibits	Description
3.1
Articles of Incorporation of SEMCO Energy, Inc., as restated June 25, 1999, and amendments thereto through May 28, 2004 (incorporated herein by reference from SEMCO’s Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004).

3.1.1	Certificate of Designation of 5.00% Series B Convertible Cumulative Preferred Stock filed March 19, 2005 (incorporated herein by reference from SEMCO’s Form 8-K filed March 17, 2005).
3.2	Bylaws of SEMCO Energy, Inc., as last revised June 28, 2005 (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.1	Severance Agreement between the Company and George A. Schreiber, Jr. dated June 29, 2005 (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.1.1	Corrected exhibits D and E to Severance Agreement between the Company and George A. Schreiber, Jr. dated June 29, 2005.
10.2	Severance Agreement between the Company and Michael V. Palmeri dated June 29, 2005 (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.3	Severance Agreement between the Company and Eugene N. Dubay dated June 29, 2005 (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.4	Severance Agreement between the Company and Peter F. Clark dated June 29, 2005 (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.5	Severance Agreement between the Company and Lance S. Smotherman dated June 29, 2005 (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.6	Change in Control Severance Agreement between the Company and Mark T. Prendeville dated June 29, 2005 (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.7	Form of Restricted Stock Grant Agreement For Directors (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.8	Form of Restricted Stock Grant Agreement For Chairmen (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.9	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
10.10	Form of Stock Option Agreement pursuant to executive agreements (incorporated herein by reference from SEMCO’s Form 8-K dated June 28, 2005, filed July 1, 2005).
31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.