Form 10-Q
period 2005-09-30
SEMCO ENERGY INC
filed 2005-11-07
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The number of outstanding shares of the Registrant’s Common Stock as of October 31, 2005: 33,678,213

INDEX TO FORM 10-Q
For Quarter Ended September 30, 2005

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections of the registrant, SEMCO Energy, Inc. (the “Company”). Statements that are not historical facts, including statements about the Company’s outlook, beliefs, plans, goals, and expectations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,”“will,”“expect,”“intend,”“estimate,”“anticipate,”“believe,” or “continue” or the negatives of these terms or variations of them or similar terminology. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially from the expectations described in these statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, the Company cannot provide any assurance that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company’s expectations include the following:

•	the effects of weather and other natural phenomena;

•	the economic climate and growth in the geographical areas where the Company does business;

•	the capital intensive nature of the Company’s business;

•	increased competition within the energy industry as well as from alternative forms of energy;

•	the timing and extent of increases in commodity prices for natural gas and propane and the resulting increase in the Company’s working capital requirements and customer rates;

•	the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance, and authorized rates;

•
the adequacy of authorized rates to compensate the Company, on a timely basis, for the cost of doing business, including the cost of capital and cost of gas supply, and the amount of any cost disallowances;

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

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

OPERATING REVENUES
Gas sales	$53,976	$45,460	$351,592	$310,909
Gas transportation	5,552	5,577	20,761	21,113
Other	2,782	2,997	12,150	11,558
	62,310	54,034	384,503	343,580

OPERATING EXPENSES
Cost of gas sold	36,127	28,134	264,304	228,240
Operations and maintenance	17,784	16,982	54,025	49,587
Depreciation and amortization	7,094	6,900	21,219	20,723
Property and other taxes	3,039	2,874	9,403	8,730
Expenses related to terminated sale of subsidiary	-	636	-	1,568
	64,044	55,526	348,951	308,848

OPERATING INCOME (LOSS)	(1,734)	(1,492)	35,552	34,732

OTHER INCOME (DEDUCTIONS)
Interest expense	(10,712)	(10,527)	(32,648)	(33,273)
Debt extinguishment costs	(1,090)	-	(1,456)	-
Other	856	442	2,004	1,815
	(10,946)	(10,085)	(32,100)	(31,458)

INCOME (LOSS) BEFORE INCOME TAXES	(12,680)	(11,577)	3,452	3,274

INCOME TAX (EXPENSE) BENEFIT	4,750	4,242	(999)	(1,292)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,930)	(7,335)	2,453	1,982

DISCONTINUED OPERATIONS
Income (loss) from construction services operations, net of income tax benefit (expense) of $(312), $511, $(312) and $1,620	538	(1,531)	538	(3,551)
Gain (loss) on divestiture of construction services operations, net of income tax benefit (expense) benefit of $0, ($218), $0 and $1,722	-	402	-	(4,698)

NET INCOME (LOSS)	(7,392)	(8,464)	2,991	(6,267)

DIVIDENDS AND REPURCHASE PREMIUM ON CONVERTIBLE PREFERENCE STOCK	-	1,153	9,112	2,083

DIVIDENDS ON CONVERTIBLE CUMULATIVE PREFERRED STOCK	947	-	2,044	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(8,339)	$(9,617)	$(8,165)	$(8,350)

EARNINGS PER SHARE - BASIC
Income (loss) from continuing operations	$(0.29)	$(0.30)	$(0.30)	$(0.00)
Net income (loss) available to common shareholders	$(0.27)	$(0.34)	$(0.28)	$(0.30)

EARNINGS PER SHARE - DILUTED
Income (loss) from continuing operations	$(0.29)	$(0.30)	$(0.30)	$(0.00)
Net income (loss) available to common shareholders	$(0.27)	$(0.34)	$(0.28)	$(0.30)

DIVIDENDS DECLARED PER SHARE	$-	$-	$-	$0.08

AVERAGE COMMON SHARES OUTSTANDING - BASIC	31,089	28,321	29,346	28,226
AVERAGE COMMON SHARES OUTSTANDING - DILUTED	31,089	28,321	29,346	28,254

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

ASSETS
(In thousands)

	September 30,	December 31,
	2005	2004

CURRENT ASSETS
Cash and cash equivalents	$1,797	$2,118
Restricted cash	1,590	1,588
Receivables, less allowances of $1,985 and $2,247	16,308	36,327
Accrued revenue	11,921	54,285
Gas in underground storage, at average cost	97,846	63,980
Prepaid expenses	18,868	21,450
Materials and supplies, at average cost	5,501	4,876
Deferred income taxes	2,733	341
Regulatory asset - gas charges recoverable from customers	1,383	137
Other	1,842	1,266
	159,789	186,368

PROPERTY, PLANT AND EQUIPMENT
Gas distribution	725,495	697,079
Corporate and other	39,832	39,607
	765,327	736,686
Less - accumulated depreciation	193,456	177,012
	571,871	559,674

DEFERRED CHARGES AND OTHER ASSETS
Goodwill	143,377	143,283
Unamortized debt expense	10,582	13,313
Regulatory assets	11,049	12,062
Other	9,978	11,498
	174,986	180,156

TOTAL ASSETS	$906,646	$926,198

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

LIABILITIES AND CAPITALIZATION
(In thousands, except for number of shares and par values)

	September 30,	December 31,
	2005	2004

CURRENT LIABILITIES
Current maturities of long-term debt	$15,000	$15,092
Notes payable	18,500	39,300
Accounts payable	15,570	29,254
Customer advance payments	23,930	19,818
Regulatory liability - amounts payable to customers	8,257	5,624
Accrued interest	10,113	4,508
Pension and other postretirement costs	4,300	4,300
Other	7,080	9,187
	102,750	127,083

DEFERRED CREDITS AND OTHER LIABILITIES
Regulatory liabilities	58,796	57,442
Deferred income taxes	23,834	20,758
Customer advances for construction	16,331	15,887
Pension and other postretirement costs	6,820	5,571
Other	2,942	1,631
	108,723	101,289

LONG-TERM DEBT	441,633	483,335

CONVERTIBLE CUMULATIVE PREFERRED STOCK, $1 PAR VALUE, 500,000 SHARES AUTHORIZED, ISSUABLE IN SERIES
5% Series B; 350,000 and 0 shares outstanding	66,510	-

SERIES B CONVERTIBLE PREFERENCE STOCK, $1 PAR VALUE, 70,000 SHARES AUTHORIZED; 0 and 51,766 SHARES OUTSTANDING	-	48,405

COMMON SHAREHOLDERS' EQUITY
Common stock - $1 par value; 100,000,000 shares authorized; 33,664,585 and 28,396,538 shares outstanding	33,665	28,397
Capital surplus	241,649	217,073
Unearned compensation associated with restricted stock	(870)	-
Accumulated comprehensive income (loss)	(7,299)	(7,435)
Retained earnings (deficit)	(80,115)	(71,949)
	187,030	166,086

TOTAL LIABILITIES AND CAPITALIZATION	$906,646	$926,198

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net income (loss)	$2,991	$(6,267)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	21,219	20,723
Depreciation and amortization in discontinued operations	-	443
Amortization of debt costs and debt basis adjustments included in interest expense	2,668	2,676
Accumulated deferred income taxes and amortization of investment tax credits	684	(2,801)
Stock-based compensation	570	-
Loss on divestiture of discontinued construction services business	-	6,420
Debt extinguishment costs	1,456	-
Changes in operating assets and liabilities and other, excluding the impact of business acquisitions and divestitures:
Receivables, net	20,512	29,424
Accrued revenue	42,640	33,137
Prepaid expenses	2,581	5,456
Materials, supplies and gas in underground storage	(34,424)	(20,533)
Regulatory asset - gas charges recoverable from customers	(1,243)	6,261
Accounts payable	(13,685)	(4,536)
Customer advances and amounts payable to customers	7,189	(1,774)
Other	5,439	5,613
NET CASH PROVIDED BY OPERATING ACTIVITIES	58,597	74,242

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Property additions - gas distribution	(27,494)	(25,694)
Property additions - corporate and other	(1,309)	(408)
Business acquisition, net of cash acquired	(3,079)	-
Proceeds from divestiture of discontinued construction services business, net of related expenses	-	19,290
Proceeds from other property sales, net of retirement costs	(388)	(744)
Proceeds from early retirement of a note receivable	-	7,839
Proceeds from redemption of investment in unconsolidated subsidiary	1,240	-
Changes in restricted cash	(2)	(1,390)
NET CASH USED FOR INVESTING ACTIVITIES	(31,032)	(1,107)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Issuance of common stock and common stock warrants, net of expenses	30,499	2,231
Issuance of convertible cumulative preferred stock, net of expenses	66,362	-
Issuance of convertible preference stock, net of expenses	-	45,590
Repurchase of convertible preference stock and common stock warrants	(60,000)	-
Repayment of notes payable, and payment of related expenses	(21,388)	(82,374)
Repayment of long-term debt	(41,354)	(30,127)
Payment of dividends on convertible cumulative preferred stock	(1,458)	-
Payment of dividends on common stock	-	(4,221)
Change in book overdrafts included in current liabilities	(547)	-
NET CASH USED FOR FINANCING ACTIVITIES	(27,886)	(68,901)

CASH AND CASH EQUIVALENTS
Net increase	(321)	4,234
Beginning of period	2,118	2,683

End of period	$1,797	$6,917

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

NET INCOME (LOSS)	$(7,392)	$(8,464)	$2,991	$(6,267)

Valuation adjustment for marketable securities, net of income tax benefit (expense) of $(20), $0, $(20) and $0	24	-	37	-

Unrealized derivative gain (loss) on an interest rate hedge from an investment in an affiliate	35	134	98	164

COMPREHENSIVE INCOME (LOSS)	$(7,333)	$(8,330)	$3,126	$(6,103)

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
SEMCO Energy, Inc. and its subsidiaries operate one reportable business segment: gas distribution. The Company’s gas distribution business segment distributes and transports natural gas to approximately 282,000 customers in Michigan and approximately 121,000 customers in Alaska. These operations are known together as the “Gas Distribution Business.”
The Company’s other business segments that do not meet the quantitative thresholds required to be reportable business segments (“non-separately reportable business segments”) are combined and included with the Company’s corporate division in a category to which the Company refers to as “Corporate and Other.” The Company’s non-separately reportable business segments primarily include information technology (“IT”) services, propane distribution, intrastate natural gas pipelines, and natural gas storage facilities. The Company’s corporate division is a cost center rather than a business segment.
References to the “Company” in this document mean SEMCO Energy, Inc., SEMCO Energy, Inc. and its subsidiaries, individual subsidiaries or divisions of SEMCO Energy, Inc. or the business segments discussed above as appropriate in the context of the disclosure.
Under the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q, certain footnotes and other financial statement information normally included in the year-end financial statements of the Company have been condensed or omitted in the accompanying unaudited financial statements. These financial statements prepared by the Company should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K filed with the SEC (references to the Company’s “2004 Annual Report on Form 10-K” in this Form 10-Q mean the Company’s 2004 Form 10-K/A (Amendment No. 1) filed with the SEC on May 10, 2005, except where the context clearly requires otherwise). The information in the accompanying financial statements reflects, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the information shown, subject to year-end and other adjustments, as later information may require or warrant.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Discontinued Operations - During the first quarter of 2004, the Company began accounting for its construction services business as a discontinued operation. In September 2004, the Company sold the assets of its construction services business. For additional information, refer to Note 8.

Goodwill and Goodwill Impairments - The Company accounts for goodwill under the provisions of SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” Under these standards, the Company is required to perform impairment tests on its goodwill annually or at any time when events occur that could impact the value of the Company’s business segments. If an impairment test of goodwill shows that the carrying amount of the goodwill is in excess of the fair value, a corresponding impairment loss would be recorded in the Consolidated Statements of Operations.
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

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The 2005 annual goodwill impairment test for the Company’s propane business was performed during the third quarter of 2005 and showed that there was no impairment of goodwill. There have been no impairments recognized for the nine-month period ended September 30, 2005. The 2005 annual impairment tests for the Company’s Gas Distribution Business will be conducted during the fourth quarter of 2005.
The following table summarizes changes in the carrying amount of the Company’s goodwill for the nine-month period ended September 30, 2005:

	Gas	Corporate
	Distribution	and	Total
	Segment	Other	Company
(in thousands)

Balance as of December 31, 2004	$140,227	$3,056	$143,283
Goodwill acquired in a business acquisition on June 1, 2005	94	-	94

Balance as of September 30, 2005	$140,321	$3,056	$143,377

Stock-Based Compensation - The Company accounts for all stock options using the intrinsic value method provided for under the provisions and related interpretations of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company has chosen to account for these transactions under APB 25 for purposes of determining net income but must present the pro forma disclosures required by SFAS 123 as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure.” Under the intrinsic value method, there was no compensation expense associated with stock options for the three- and nine-month periods ended September 30, 2005, and 2004, respectively. If compensation expense had been determined in a manner consistent with the provisions of SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts set forth in the table below. In addition to stock options, the Company has issued performance units to employees, which provide for the future issuance of Common Stock to employees if certain performance criteria and vesting requirements are attained. The Company also has made grants of restricted Common Stock to members of its Board of Directors. The restricted Common Stock vests over periods of up to three years. The compensation expense associated with the Company’s performance units and restricted Common Stock is expensed in the Company’s Consolidated Statements of Operations as earned and, therefore, does not require pro forma disclosure. For information on a new accounting standard for stock-based compensation which will be adopted by the Company on January 1, 2006, refer to the “New Accounting Standards Not Yet Effective” section within this note.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net income (loss) available to common shareholders
As reported	$(8,339)	$(9,617)	$(8,165)	$(8,350)
Deduct additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	73	55	207	157
Pro forma	$(8,412)	$(9,672)	$(8,372)	$(8,507)

Earnings (loss) per share - basic
As reported	$(0.27)	$(0.34)	$(0.28)	$(0.30)
Pro forma	$(0.27)	$(0.34)	$(0.29)	$(0.30)
Earnings (loss) per share - diluted
As reported	$(0.27)	$(0.34)	$(0.28)	$(0.30)
Pro forma	$(0.27)	$(0.34)	$(0.29)	$(0.30)

New Accounting Standards Not Yet Effective - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123-R (revised 2004) —“Share-Based Payment.” This standard supercedes APB No. 25, and requires recognition of expense in the financial statements of the cost of share-based payment transactions, including stock option awards, based on the fair value of the award at the grant date. This statement also amends SFAS 95, “Statement of Cash Flows,” to require that excess tax benefits related to the excess of the share-based compensation deductible for tax purposes over the compensation recognized for financial reporting purposes be classified as cash inflows from financing activities rather than as a reduction of taxes paid in operating activities. The provisions of this standard are effective for public companies for annual periods beginning after June 15, 2005. The Company will adopt this statement on January 1, 2006. At this time, the Company has not determined the transition method that will be used for implementing this standard. The Company is currently evaluating the implementation of this standard and the impact of this standard on the calculation of compensation related to stock options and other share-based payment transactions. The Company believes that the pro forma amounts set forth above provide a reasonable estimate of the impact of this standard on the Company’s Consolidated Financial Statements. However, the Company has not completed its evaluation of this standard and can provide no assurance that the pro forma amounts are a reasonable estimate of the impact of this standard or that the adoption of this standard will not have a material impact on the Company’s results of operations and financial position.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. For the Company, this Interpretation is effective no later than December 31, 2005. Although, the Company has not completed its review of this Interpretation, it currently believes that adoption of this Interpretation will not have a material impact on the Company’s results of operations and financial position.

NOTE 2 - SHORT-TERM BORROWINGS AND CAPITALIZATION

Short-Term Borrowings - In September 2005, the Company entered into an amended and restated three-year unsecured revolving bank credit facility for $120 million, which expires on September 15, 2008 (the “Bank Credit Agreement”). The Bank Credit Agreement amends and restates the Company’s previous short-term bank credit facility, which consisted of a $60 million multi-year revolving facility and a $40.8 million 364-day facility, both of which were due to expire on September 23, 2005. Interest under the terms of the Bank Credit Agreement is at variable rates, based on LIBOR or prime lending rates, plus applicable margins. At September 30, 2005, the Company was utilizing $33.3 million of the borrowing capacity available under the Bank Credit Agreement, leaving approximately $86.7 million of the borrowing capacity unused. The $33.3 million of capacity being used consisted of $14.8 million of outstanding letters of credit and $18.5 million of outstanding borrowings.
Covenants in the Company’s Bank Credit Agreement require maintenance at the end of each calendar quarter of a minimum consolidated net worth of $225.0 million, adjusted annually by 50% of consolidated net income, if positive, plus 100% of the proceeds of each new capital offering conducted by the Company or any of its subsidiaries on or after June 30, 2005, net of issuance costs, less the aggregate principal amount of any junior capital which is retired, prepaid or redeemed in connection with a new capital offering (at September 30, 2005, the required minimum net worth was $225.0 million). In addition, the Bank Credit Agreement requires the Company to maintain, at the end of each fiscal quarter, a minimum interest coverage ratio of not less than 1.25 to 1 through September, 30, 2007, and not less than 1.30 to 1 thereafter, and a maximum leverage ratio of not more than 65%. As of September 30, 2005, the Company was in compliance with these Bank Credit Agreement covenants. The Company’s failure to comply with any of its financial covenants may result in an event of default which, if not cured or waived, could result in the acceleration of the debt under the Bank Credit Agreement or the indentures governing its outstanding debt issuances that contain cross-acceleration or cross-default provisions. In such a case, there can be no assurance that the Company would be able to refinance or otherwise repay such indebtedness, which could result in a material adverse effect on its business, results of operation, liquidity and financial condition.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 - SHORT-TERM BORROWINGS AND CAPITALIZATION (Continued)

Registration Statements - On April 11, 2005, the Company filed a universal shelf registration statement on Form S-3 with the SEC to register an aggregate of $150 million of various securities. This shelf registration statement was declared effective by the SEC on June 14, 2005. Subsequent to the effectiveness of this registration statement, the Company completed a Common Stock offering of $31.3 million under the shelf registration statement, leaving approximately $119 million of securities available for possible future issuances under this registration statement. In addition, and as discussed in more detail below, on May 26, 2005, the Company filed a resale shelf registration statement with the SEC, in compliance with its obligations under a registration rights agreement entered into at the time of the issuance of the Company’s 5% Series B Convertible Cumulative Preferred Stock (“Preferred Stock”). This second registration statement relates to the resale of shares of the Preferred Stock and to shares of Common Stock issuable upon conversion of the Preferred Stock and was declared effective by the SEC on August 12, 2005.

Convertible Preference Stock and Stock Warrants - During 2004, the Company issued through a private placement, $50 million of Convertible Preference Stock (“CPS”) and Common Stock warrants (“Warrants”) to K-1 GHM, LLLP, an affiliate of a private equity firm, k1 Ventures Limited (“K-1”). The private placement included 50,000 shares of CPS and Warrants to purchase 905,565 shares of the Company’s Common Stock. The net proceeds from this issuance were approximately $46.3 million. The portion of the net proceeds associated with the Warrants, approximately $0.7 million, was included in the common shareholders’ equity section of the Consolidated Statements of Financial Position as an increase in capital surplus.
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
On March 8, 2005, the Company reached an agreement with K-1 to repurchase all of the outstanding CPS shares (52,543) and Warrants held by K-1. On March 15, 2005, the Company completed this repurchase. The aggregate repurchase price under the agreement was $60 million. Approximately $57.9 million of the repurchase price related to the CPS and the remainder, approximately $2.1 million, related to the Warrants. The repurchase price for the CPS included a premium over the book value of the CPS of approximately $8.2 million. The $8.2 million repurchase premium payment is reflected in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2005. The $2.1 million paid to repurchase the Warrants is included in capital surplus in the common shareholder’s equity section of the Consolidated Statements of Financial Position.

5% Series B Convertible Cumulative Preferred Stock - On March 15, 2005, concurrent with and in order to fund the repurchase of CPS and Warrants from K-1, the Company completed the offering of its new series of Preferred Stock to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Act”) and to persons in offshore transactions in reliance on Regulation S under the Act. In connection with the offering, the Company sold 325,000 shares of Preferred Stock. The gross proceeds from this offering were approximately $65.0 million.
The Company also granted the initial purchasers a 30-day option to purchase up to an additional 25,000 shares of Preferred Stock in connection with the offering. On March 22, 2005, the sale of an additional 25,000 shares of Preferred Stock was completed pursuant to the exercise of the option by the initial purchasers. The gross proceeds from the sale of the additional shares were approximately $5.0 million.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 - SHORT-TERM BORROWINGS AND CAPITALIZATION (Continued)

Of the proceeds from this combined offering, $60 million was used to fund the repurchase of CPS and Warrants from K-1. The remaining proceeds were used to redeem $10.3 million of the Company’s 10.25% Series A Subordinated Debentures due 2040 (“10.25% Subordinated Notes”), held by the Company’s unconsolidated capital trust subsidiary, SEMCO Capital Trust I (the “Trust”), on April 29, 2005. The Trust, in turn, used the proceeds to redeem 400,000 shares of its 10.25% Cumulative Trust Preferred Securities and 12,371 shares of its common securities.
Holders of shares of the Preferred Stock are entitled to receive cumulative annual cash dividends of $10 per share, payable quarterly in cash on each February 15, May 15, August 15 and November 15. Dividends are paid in arrears on the basis of a 360-day year consisting of twelve 30-day months. Dividends on the Preferred Stock accumulated from the date of issuance and compound quarterly. On May 15, 2005, the Company paid dividends on its Preferred Stock totaling approximately $0.6 million, or $1.66667 per share, and on August 15, 2005, the Company paid dividends totaling approximately $0.9, or $2.50 per share. The Company’s Board of Directors has also declared a dividend payable on November 15, 2005, at a rate of $2.50 per share, to Preferred Stock holders of record on November 1, 2005.
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
If certain specified “fundamental changes” involving the Company occur prior to February 20, 2010, the Company may be required to pay a make-whole premium on the Preferred Stock converted in connection with the fundamental change. The make-whole premium will be payable in shares of the Company’s Common Stock or the consideration into which the Common Stock has been converted or exchanged in connection with the fundamental change. The amount of the make-whole premium, if any, will be based on the stock price and the effective date of the fundamental change. A “fundamental change” involving the Company will be deemed to have occurred if (i) certain transactions occur as a result of which there is a change of control of the Company, or (ii) the Company’s Common Stock ceases to be listed on a national securities exchange or quoted on The Nasdaq National Market or another established automated over-the-counter trading market in the United States.
The Company also entered into a registration rights agreement with the initial purchasers of the Preferred Stock, with an obligation to file with the SEC within 90 days after the issuance of the Preferred Stock, and to use commercially reasonable efforts to cause to become effective within 180 days after the issuance of Preferred Stock, a shelf registration statement with respect to the resale of the Preferred Stock and shares of Common Stock issuable upon conversion of the Preferred Stock. The Company filed the registration statement with the SEC on May 26, 2005, in compliance with its obligations under the registration rights agreement, and this registration statement was declared effective by the SEC on August 12, 2005.

Company Obligated Mandatorily Redeemable Trust Preferred Securities - The Company’s unconsolidated capital trust subsidiary, SEMCO Capital Trust, previously issued 1.6 million shares of 10.25% Cumulative Trust Preferred Securities (“Trust Preferred Securities”). The Trust was established for the sole purpose of issuing the Trust Preferred Securities to the public and lending the gross proceeds, including the proceeds from the Company’s common equity investment in the Trust, to the Company. The sole assets of the Trust were the 10.25% Subordinated Notes with terms similar to the terms of the Trust Preferred Securities.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 - SHORT-TERM BORROWINGS AND CAPITALIZATION (Continued)

On April 29, 2005, the Company redeemed $10.3 million of the 10.25% Subordinated Notes held by the Trust. Concurrently, the Trust used the proceeds it received from the redemption of the 10.25% Subordinated Notes to redeem 400,000 Trust Preferred Securities at a redemption price of $25.00 per security, for a total principal payment of $10.0 million. The Trust also used a portion of the proceeds to redeem $0.3 million of the Company’s common equity investment in the Trust, representing 12,371 common securities of the Trust. The Company funded the redemption of the 10.25% Subordinated Notes with proceeds received from the issuance of Preferred Stock.
On September 14, 2005, the Company redeemed the remaining $30.9 million of the 10.25% Subordinated Notes held by the Trust. Concurrently, the Trust used the proceeds it received from the redemption of the 10.25% Subordinated Notes to redeem the remaining 1.2 million Trust Preferred Securities at a redemption price of $25.00 per security, for a total principal payment of $30.0 million. The Trust also used a portion of the proceeds to redeem the remaining $0.9 million of the Company’s common equity investment in the Trust, representing 37,114 common securities of the Trust. The Company funded the redemption of the 10.25% Subordinated Notes with proceeds received from the sale of 4,945,000 shares of the Company’s Common Stock, as discussed below. There are currently no Trust Preferred Securities or 10.25% Subordinated Notes outstanding. For further information on the 10.25% Subordinated Notes, the Trust Preferred Securities and the Trust, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.

Common Shareholder’s Equity - On August 15, 2005, the Company completed an offering of 4,945,000 shares of Common Stock, at a public offering price of $6.32 per share. The aggregate gross proceeds of the offering were $31.3 million, with net proceeds of approximately $30.0 million after deducting underwriting discounts and commissions. The proceeds from the completion of this offering were used to redeem all of the Company’s outstanding 10.25% Subordinated Notes held by the Trust, as previously discussed.
During the three and nine months ended September 30, 2005, the Company issued 9,447 and 30,902 shares, respectively, of Common Stock to meet the stock purchase requirements of its Direct Stock Purchase and Dividend Reinvestment Plan participants. Also during the three and nine months ended September 30, 2005, the Company issued approximately 33,477 and 113,229 shares, respectively, of Common Stock for certain of the Company's employee and Board of Directors benefit plans.
During the second quarter of 2005, the Company granted 168,250 shares of restricted Common Stock and 7,833 shares of Common Stock to members of the Company’s Board of Directors as part of the compensation for their services. During the third quarter of 2005 the Company granted an additional 500 shares of restricted Common Stock to members of the Company’s Board of Directors as part of the compensation for their services. No shares of Common Stock or restricted Common Stock were issued to the Board of Directors in the first quarter of 2005 as compensation for their services. The restricted shares of Common Stock vest over periods of up to three years and the value of the restricted Common Stock at the time of issuance ($1.0 million) was added to the Company’s common shareholders equity. There is an offsetting account, which is also recorded in common shareholders’ equity, that represents the unearned compensation associated with the restricted Common Stock and, as of September 30, 2005, amounted to $0.9 million.
The Company also has stock-based compensation plans under which the Company has granted stock options and performance units to employees. The accounting for the Company’s stock options and performance units are discussed in more detail in Note 1 under the caption “Stock-Based Compensation.” During the nine months ended September 30, 2005, approximately $0.4 million was credited to the capital surplus component of common shareholders’ equity representing estimated compensation earned in regards to the Company’s performance units. Shares of Common Stock earned by employees as a result of the Company’s performance units awarded to them are not expected to be issued until 2007 and 2008.

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

NOTE 3 - RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

The Company’s business activities expose it to a variety of risks, including commodity price and interest rate risks. The Company’s management identifies risks associated with the Company’s business and determines which risks it chooses to manage with derivative instruments and which types of instruments, if any, it should use to manage those risks.
The Company records all derivative instruments into which it enters under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 137, SFAS 138 and SFAS 149, which amended SFAS 133 (hereinafter collectively referred to as “SFAS 133”). SFAS 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial position, as either an asset or liability, measured at its fair value. SFAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value are recorded in other comprehensive income for the portion of the change in value of the derivative that is an effective hedge.
An affiliate in which the Company has a 50% ownership interest (Eaton Rapids Gas Storage System or “ERGGS”) uses a floating-to-fixed interest rate swap agreement to hedge the variable interest rate payments on a portion of its long-term debt. This swap is designated as a cash flow hedge, and the difference between the amounts paid and received under the swap is recorded as an adjustment to interest expense over the term of the agreement. The Company’s share of changes in the fair value of the swap is recorded in accumulated comprehensive income until the swap is terminated. As a result of this interest rate swap agreement, the Company’s Consolidated Statements of Financial Position at September 30, 2005 reflected reductions of $0.1 million in the Company’s equity investment in ERGSS and in accumulated comprehensive income.
The Company will, from time to time, enter into fixed-to-floating interest rate swaps in order to maintain its desired mix of fixed-rate and floating-rate debt. These swaps are designated as fair value hedges and the difference between the amounts paid and received under these swaps is recorded as an adjustment to interest expense over the term of the swap agreement. If the swaps are terminated, any unrealized gains or losses are recognized pro-rata over the remaining term of the hedged item as an increase or decrease in interest expense. The Company entered into one such interest rate swap in January 2004, in order to hedge one-third of its $150 million 7 1/8% Senior Notes due May 15, 2008. This agreement also qualifies under the provisions of SFAS 133 as a fair value hedge. In accordance with SFAS 133, the Company’s Consolidated Statements of Financial Position at September 30, 2005, included a liability of $1.6 million and a decrease in long-term debt of $1.6 million related to this interest rate swap.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4 - EARNINGS PER SHARE

The following table indicates the potential dilutive impact of the Company’s dilutive securities on average shares of Common Stock outstanding and potential adjustments to the Company’s Consolidated Statements of Operations when computing diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Potential dilutive impact on average common shares outstanding when calculating diluted earnings per share
Assumed conversion of convertible cumulative preferred stock	9,150	-	6,653	-
Assumed conversion of convertible preference stock	-	7,644	2,159	4,646
Assumed exercise of stock options	96	25	56	28
Assumed settlement of performance units	11	-	17	-
Assumed settlement of non-vested restricted stock	28	-	9	-

Potential statement of operations adjustments when calculating diluted earnings per share
Eliminate dividends on convertible cumulative preferred stock assumed converted	$947	$-	$2,044	$-
Eliminate dividends and repurchase premium on convertible preference stock assumed converted	$-	$1,153	$9,112	$2,083

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4 - EARNINGS PER SHARE (Continued)

The following table outlines the computations of basic and diluted EPS for the three and nine months ended September 30, 2005, and 2004. The potential adjustments indicated in the previous table are not included in the following computations of diluted EPS if their impact for a given period is antidilutive when compared to basic EPS for the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Average common shares outstanding
Issued	31,224	28,321	29,386	28,226
Adjustments to reconcile to average common shares outstanding for purposes of computing basic EPS:
Subtract non-vested restricted stock	(161)	-	(56)	-
Add shares issuable under fully vested performance units	26	-	16	-
As adjusted - basic	31,089	28,321	29,346	28,226
Adjustments to reconcile to average common shares outstanding for purposes of computing diluted EPS:
Assumed conversion of convertible cumulative preferred stock	-	-	-	-
Assumed conversion of convertible preference stock	-	-	-	-
Assumed exercise of stock options	-	-	-	28
Assumed settlement of performance units	-	-	-	-
Assumed settlement of non-vested restricted stock	-	-	-	-
Diluted	31,089	28,321	29,346	28,254

Income (loss) from continuing operations
As reported	$(7,930)	$(7,335)	$2,453	$1,982
Adjustments to reconcile to income (loss) from continuing operations for purposes of computing basic EPS:
Subtract dividends and repurchase premium on convertible preference stock	-	(1,153)	(9,112)	(2,083)
Subtract dividends on convertible cumulative preferred stock	(947)	-	(2,044)	-
As adjusted - basic	$(8,877)	$(8,488)	$(8,703)	$(101)
Adjustments to reconcile to income (loss) from continuing operations for purposes of computing diluted EPS:
Eliminate dividends on convertible cumulative preferred stock assumed converted	-	-	-	-
Eliminate dividends and repurchase premium on convertible preference stock assumed converted	-	-	-	-
Diluted	$(8,877)	$(8,488)	$(8,703)	$(101)

Earnings per share from income (loss) from continuing operations
Basic	$(0.29)	$(0.30)	$(0.30)	$(0.00)	(1)
Diluted	$(0.29)	$(0.30)	$(0.30)	$(0.00)	(1)

Income (loss) from discontinued operations
As reported - basic	$538	$(1,129)	$538	$(8,249)
Diluted	$538	$(1,129)	$538	$(8,249)

Earnings per share from income (loss) from discontinued operations
Basic	$0.02	$(0.04)	$0.02	$(0.29)	(1)
Diluted	$0.02	$(0.04)	$0.02	$(0.29)	(1)

Net income (loss) available to common shareholders
As reported - basic	$(8,339)	$(9,617)	$(8,165)	$(8,350)
Adjustments to reconcile to net income (loss) available to common shareholders for purposes of computing diluted EPS:
Eliminate dividends on convertible cumulative preferred stock assumed converted	-	-	-	-
Eliminate dividends and repurchase premium on convertible preference stock assumed converted	-	-	-	-
Diluted	$(8,339)	$(9,617)	$(8,165)	$(8,350)

Earnings per share from net income (loss) available to common shareholders
Basic	$(0.27)	$(0.34)	$(0.28)	$(0.30)	(1)
Diluted	$(0.27)	$(0.34)	$(0.28)	$(0.30)	(1)

(1)  For the nine month period ended September 30, 2004, the sum of basic EPS from continuing operations and basic EPS from discontinued operations does not equal basic EPS from net income available to common shareholders and the sum of diluted EPS from continuing operations and diluted EPS from discontinued operations does not equal diluted EPS from net income available to common shareholders. This is due to the rounding of the EPS amounts to two decimal places.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5 - BUSINESS SEGMENTS

The Company operates one reportable business segment: gas distribution. The Company’s other business segments that do not meet the quantitative thresholds required to be reportable business segments are combined and included with the Company’s corporate division in a category to which the Company refers to as “Corporate and Other.” For a description of the Company’s gas distribution segment and a description of the non-separately reportable business segments included in Corporate and Other, refer to Note 1. For information regarding the determination of reportable business segments, refer to Note 11 of the Notes to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.
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
The following table provides business segment information as well as a reconciliation of the segment information to the applicable line in the Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Operating revenues
Gas distribution	$60,992	$52,235	$378,523	$336,463
Corporate and other	3,286	3,593	11,732	12,217
Reconciliation to consolidated financial statements
Intercompany eliminations (a)	(1,968)	(1,794)	(5,752)	(5,100)
Consolidated operating revenues	$62,310	$54,034	$384,503	$343,580

Operating income (loss)
Gas distribution	$(1,985)	$(885)	$34,701	$35,351
Corporate and other	251	(607)	851	(619)
Consolidated operating income	$(1,734)	$(1,492)	$35,552	$34,732

Depreciation and amortization
Gas distribution	$6,742	$6,507	$20,158	$19,496
Corporate and other	352	393	1,061	1,227
Consolidated depreciation and amortization	$7,094	$6,900	$21,219	$20,723

(a)
Includes the elimination of intercompany gas distribution revenue of $53,000 and $156,000 for the three and nine months ended September 30, 2005, respectively, and $51,000 and $149,000 for the three and nine months ended September 30, 2004, respectively. Includes the elimination of intercompany corporate and other revenue of $1,915,000 and $5,596,000 for the three and nine months ended September 30, 2005, respectively, and $1,743,000 and $4,951,000 for the three and nine months ended September 30, 2004, respectively.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the components of the Company’s net pension benefit and net other postretirement benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Components of net benefit cost
Service cost	$731	$546	$2,192	$1,640
Interest cost	1,225	1,095	3,674	3,281
Expected return on plan assets	(1,359)	(1,203)	(4,076)	(3,611)
Amortization of transition obligation	-	-	-	2
Amortization of prior service cost	27	24	81	72
Amortization of net loss	624	383	1,873	1,151
Net benefit cost	$1,248	$845	$3,744	$2,535

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Components of net benefit cost
Service cost	$117	$95	$350	$273
Interest cost	465	486	1,396	1,394
Expected return on plan assets	(540)	(508)	(1,622)	(1,434)
Amortization of transition obligation	17	3	52	51
Amortization of prior service cost	(72)	(72)	(215)	(216)
Amortization of net loss	50	45	149	151
Amortization of regulatory asset	224	225	674	675
Net benefit cost	$261	$274	$784	$894

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Environmental Matters - Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. Residual byproducts of these processes may have caused environmental conditions that require investigation and remediation. The Company owns seven sites in Michigan where such manufactured gas plants were located. Even though the Company never operated manufactured gas facilities at four of the sites, and did so at another site for only a very brief period of time, the Company is subject to local, state and federal laws and regulations that require, among other things, the investigation and, if necessary, the remediation of contamination associated with these sites, irrespective of fault, legality of initial activity, or ownership, and which may impose liability for damage to natural resources. The Company has complied with the applicable Michigan Department of Environmental Quality (“MDEQ”) requirements, which require current landowners to mitigate unacceptable risks to human health from the byproducts of manufactured gas plant operations and to notify the MDEQ and adjacent property owners of potential contaminant migration. The Company is currently investigating these sites and anticipates conducting any necessary additional investigatory and remedial activities as appropriate. The Company has already remediated and closed a site related to one of the manufactured gas plant sites, with the MDEQ’s approval.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company is also attempting to identify other potentially responsible parties to bear some or all of the costs and liabilities associated with the investigatory and remedial activities at several of these sites and also is pursuing recovery of the costs of these activities from insurance carriers. The Company is unable to predict, however, whether and to what extent it will be successful in involving other potentially responsible parties in investigatory or remedial activities, or in bearing some or all of the costs thereof, or in securing insurance recoveries for some or all of the costs associated with these sites.
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
In October 2004, two Company subsidiaries (SEMCO Energy Services, Inc. and SEMCO Pipeline Company) were added as defendants in a putative class action lawsuit alleging that the approximately 30 defendants named in the lawsuit engaged in gas marketing activities which violated state and federal anti-trust laws and otherwise tortiously interfered with the business opportunities of the plaintiffs from 1996 to present. On October 4, 2005, the court granted a motion to dismiss filed by certain select defendants, including the Company entities, as to federal anti-trust claims arising prior to October 25, 2000. The defendants have requested that the court amend its dismissal order to include any state claims arising during the same period and this motion is still pending. The Company sold its gas marketing business in 1999.
In connection with the issuance of CPS and Warrants to K-1 during 2004, the Company agreed to seek certain rulings from the Regulatory Commission of Alaska (“RCA”). This obligation would be satisfied if the RCA: (i) found that the purchase of the CPS and Warrants by K-1, and the conversion or exercise of the CPS or Warrants, as applicable, are not, and will not be, deemed an acquisition of controlling interest in a corporation holding a certificate of public convenience and necessity (a “Control Change”) or otherwise constitute transactions requiring RCA approval; (ii) declared that RCA approval of such transactions is not required; or (iii), if the Company so elected, approved the Control Change. If the Company did not obtain such rulings from the RCA prior to March 19, 2005, the Company had the right, subject to certain conditions, to repurchase the CPS for $1,000 per share plus accrued but unpaid dividends and the cash value of dividends that would have been paid on the CPS over the following 12 months.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

By petition filed on June 17, 2004, the Company asked the RCA to rule that the purchase of the CPS and Warrants by K-1, and the conversion or exercise of the CPS or Warrants, as applicable, were not, and would not be, deemed a Control Change or otherwise constitute transactions requiring RCA approval. On September 22, 2004, the RCA issued an order finding that the RCA did not have the authority to make the requested determination without the Company first filing an application for approval of a Control Change. On October 7, 2004, the Company asked the RCA to reconsider its order, on an expedited basis. On November 23, 2004, the RCA denied the Company’s Petition for Reconsideration and ordered a new docket to be opened in order to develop a sufficient record to allow a determination to be made as to whether the financing provided by K-1 constituted a Control Change or otherwise required RCA approval. The Alaska Attorney General intervened in this docket, asserting in his initial comments, among other things, that (i) the Company’s issuance of the CPS and Warrants to K-1 resulted in a Control Change requiring prior approval by the RCA, (ii) such a Control Change did not adversely affect the Company’s ENSTAR Natural Gas Company division (“ENSTAR”) and therefore should be approved by the RCA, and (iii), in connection with approving this Control Change, the RCA should institute a rate proceeding to review the base rates of ENSTAR, using a 2005 test year and a new depreciation study for ENSTAR’s property. The Company believed that no Control Change occurred upon the issuance of the CPS and Warrants to K-1 and thus no RCA approval was required. The Company also opposed the proposal that the RCA institute a rate proceeding to review ENSTAR’s base rates and, in connection with that review, order that a depreciation study of ENSTAR’s property be done.
After repurchasing the CPS and Warrants from K-1 on March 15, 2005, the Company filed a motion for termination of proceedings with the RCA on March 22, 2005, on the basis that the repurchase made such proceedings moot. The Company also continued to oppose the proposal that the RCA institute a rate proceeding to review ENSTAR’s base rates and conduct a depreciation study. On June 20, 2005, the RCA terminated the proceeding. It also required ENSTAR to file a revenue requirement and cost of service study (including rate design data) with the RCA by June 6, 2008 (using a test year ended December 31, 2007). In addition, ENSTAR is required to file a depreciation study of utility plant (as of December 31, 2006) by June 1, 2007. These filings also will include the Company’s Alaska Pipeline Company subsidiary.
In 1999, the Company acquired a construction services business in Georgia as part of expanding its business operations to include non-utility businesses. The assets of this business were subsequently sold in September 2004. The acquisition agreement for this business contained an indemnification provision by which the sellers agreed to reimburse the Company for all costs and expenses associated with certain claims. One of these claims involves a recently affirmed judgment for approximately $0.8 million. The sellers contested the Company’s right to indemnification under the acquisition agreement and declined to reimburse the Company for its payments of approximately $1.2 million in connection with this judgment, which included attorneys’ fees and costs. In February 2005, the Company filed an action in federal district court in Georgia to recoup amounts owed the Company under the indemnification provision. On August 23, 2005, the Company settled this case for payments from the defendants totaling approximately $0.9 million to be made in installments. All such installment payments were subsequently made, and the Company filed a stipulation of dismissal of this case, as agreed.
In September 2002, the Company agreed to relocate its headquarters to Port Huron, Michigan, and leased part of a new office building in Port Huron from Acheson Ventures LLC (“Acheson”). As part of the transaction, Acheson agreed to sublease office space occupied by the Company in Farmington Hills, Michigan, and, beginning in February 2005, began to pay the Company’s Farmington Hills lease costs (approximately $36,000 / month until March 31, 2011, when the Farmington Hills lease expires), as agreed. In June 2005, Acheson ceased making these payments, ostensibly because the Company had breached its obligations by maintaining a satellite office in Troy, Michigan, for certain executives who also have offices in the Company’s Port Huron headquarters. The Company has filed an action in Michigan state court, seeking (i) damages for Acheson’s failure to pay the Company’s Farmington Hills lease costs, and (ii) a declaratory judgment that the Company has met its obligations to Acheson. To mitigate its damages, the Company is paying the Farmington Hills lease costs and is attempting to market the space to prospective subtenants. The Company also has delayed Acheson’s filing of a response to the Company’s complaint pending further discussion of this matter with Acheson.
Refer to Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K for further details regarding other commitments and contingencies.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8 - ACQUISITIONS AND DISPOSALS

Acquisition of Peninsular Gas Company - On June 1, 2005, the Company acquired substantially all of the assets and certain liabilities of Peninsular Gas Company (“Peninsular Gas”) for $3.0 million in cash. The assets acquired included approximately $0.3 million in cash. In accordance with the asset purchase agreement, the Company paid an additional $0.3 million to the seller for excess working capital acquired. The cash paid by the Company to acquire Peninsular Gas, including $0.1 million of transaction costs and the excess working capital payment, amounted to $3.1 million, net of the cash acquired. This acquisition adds approximately 4,000 customers to the Company’s Gas Distribution Business in the Upper Peninsula of Michigan. The operating results of Peninsular Gas for the period June 1 through September 30, 2005, are reflected in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2005. The acquired assets and assumed liabilities are reflected in the Company’s consolidated statement of financial position at September 30, 2005.

Disposal of Construction Services Business Segment - The Company began marketing its construction services business for sale during the first quarter of 2004. As a result, the Company has accounted for the business as a discontinued operation and, accordingly, the operating results and the estimated loss on the disposal of this business are segregated and reported as discontinued operations in the Consolidated Statements of Operations. In September 2004, the Company sold the assets of its construction services business to InfraSource Services, Inc. for approximately $21.3 million.
Components of amounts reflected in the Consolidated Statements of Operations for the construction services business are presented in the following table:

Consolidated Statement of Income Data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)

Revenues	$-	$10,947	$-	$34,099
Operating expenses	(850)	12,711	(850)	38,546
Operating Income (loss)	850	(1,764)	850	(4,447)
Other deductions	-	(278)	-	(724)
Income tax benefit (expense)	(312)	511	(312)	1,620
Income (loss) from discontinued operations	$538	$(1,531)	$538	$(3,551)

Gain (loss) on divestiture of discontinued operations, net of income taxes	$-	$402	$-	$(4,698)

The Company’s income from discontinued operations for the three and nine months ended September 30, 2005, was from a settlement of litigation. Refer to Note 7 for more information.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 9 - OTHER MATTERS

On October 14, 2004, the MPSC initiated a generic proceeding involving all Michigan electric and gas utilities to review SFAS 143 “Accounting for Asset Retirement Obligations,” Federal Energy Regulatory Commission Order No. 631, “Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations,” and related accounting and ratemaking issues. As directed by the MPSC, on March 15, 2005, the Company filed responses, in the form of testimony, to various questions raised by the MPSC regarding the Company’s accounting practices for property retirements, including the cost of removal. Among other things, this proceeding involves an examination of possible changes in accounting for property retirements, for rate-making purposes. A decision is expected in the second quarter of 2006.
The Company operates under regulatory body-approved gas cost adjustment and gas cost recovery (hereinafter collectively referred to as “GCR”) pricing mechanisms in its service areas in Alaska and Michigan. These mechanisms are designed so that, in the absence of any cost disallowances, the cost of gas purchased for customers is passed-through to customers in the gas commodity charge or GCR component of customer rates. The Company does not recognize any income on the GCR component of customer rates. These pricing mechanisms allow for the adjustment of rates charged to customers for increases and decreases in the cost of natural gas purchased by the Company for sale to customers. Refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K for further details regarding these pricing mechanisms.
The Company filed its application for MPSC approval of its GCR plan and rate on December 29, 2004, and the MPSC approved a settlement of that case on September 20, 2005. The approved base GCR rate was $7.9055 per Mcf, plus a NYMEX-based contingency adjustment that brought the rate to $9.6165 per Mcf. The $9.6165 rate was effective with the first billing month following issuance of the order.
As a result of substantial increases in gas prices in the United States, on October 4, 2005, the Company filed a petition with the MPSC, to reopen the settlement and re-set its GCR rate for the 12-month period ending March 31, 2006. On October 6, 2005, the MPSC issued an order reopening the Company’s GCR proceeding and setting an expedited timetable for the proceeding. Under the timetable proposed by the MPSC, an approved GCR rate increase would have likely been effective on or about January 1, 2006. On October 28, 2005, the MPSC approved a settlement under which the Company will increase its GCR rate to $11.2684 per Mcf from $9.6165 per Mcf, effective for usage in the November 2005 billing month and through the end of the March 2006 billing month. Based on contracts in place and natural gas prices at the time of the settlement, the Company’s under-recovered gas costs in Michigan were estimated to be approximately $4 million at the end of March 2006. Typically, any under-recovered gas costs, including interest, are recovered in the next GCR year, which, for customers in the service area regulated by the MPSC begins with the April 2006 billing month. The Company will make a proposal in its next GCR plan (to be filed with the MPSC in December 2005) for a method to recover any such costs. This estimated under-recovery amount may increase or decrease depending on future natural gas price movements. The settlement provides that the Company may not seek further GCR rate increases for the remainder of this GCR year which ends in March 2006. The Company believes, however, that, if extraordinary circumstances arise, the MPSC would likely consider a request to increase the GCR rate, to reflect further substantial increases in the price of natural gas purchased for use by the Company’s MPSC jurisdictional customers.
The MPSC-approved settlement affects approximately 241,000 customers in the Company’s service territory regulated by the MPSC. This settlement has no effect on the GCR rate for the approximately 37,000 customers in the service territory regulated by the City Commission of Battle Creek, Michigan. That rate is revised monthly, to track and recover changes in the cost of natural gas purchased by the Company for use by Battle Creek area customers.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 9 - OTHER MATTERS (Continued)

On October 26, 2005, the MPSC approved another settlement under which the former customers of Peninsular Gas will pay an increased GCR rate ($12.09 per Mcf) beginning in the November 2005 billing month through the March 2006 billing month. The Company now serves these customers after having purchased the assets of Peninsular Gas in June 2005. This increase affects approximately 4,000 customers.
A GCR rate established annually by the RCA reflects the pricing mechanisms in certain long-term contracts approved by the RCA and recovers the cost of natural gas purchased by the Company under those contracts for use by the Company’s approximately 120,000 customers in Alaska. GCR plan years in Alaska are January 1, through December 31.
In an attempt to provide supplemental assistance to customers who are unable to pay their bills on time or in full and to price lost and unaccounted for (“LAUF”) natural gas volumes at current market prices in customer rates, the Company has proposed to the MPSC (i) the establishment of an assistance program to help eligible low income customers pay their gas bills, and (ii) a change in how the Company accounts for its expenses for LAUF gas and uncollectible customer accounts (“uncollectibles”). The proposed assistance program would allow the Company to charge-off one half of the commodity charge portion of an eligible customer’s account up to $550 in certain circumstances. The Company also proposed, to ensure more timely cost recovery, that the commodity portion of LAUF gas and uncollectibles be collected via the GCR component of customer rates. To offset these recoveries through the GCR rate, the Company also proposed to reduce its volumetric distribution charges by removing the amount of the rate case allowance for LAUF gas and the gas commodity portion of all uncollectibles from base rates. The Company would instead record LAUF gas costs and the gas commodity portion of uncollectibles, including the charge-offs under the assistance program, to cost of gas sold. Additionally, as a contribution, the Company proposed to credit up to $150,000 annually to offset the charge-offs made to uncollectibles pursuant to the proposed assistance program. The Company cannot predict when the MPSC will act on these proposals or what, if any, actions the MPSC will take.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OTHER INFORMATION

Summary of Results of Operations - The discussions in the following “Summary of Quarterly Operating Results” and “Summary of Year-to-Date Operating Results” sections are intended to provide a high-level overview of the results of operations of the Company. In most instances, the items discussed in these sections are covered in greater detail in later sections of Management’s Discussion and Analysis. Any variances in results discussed in the following two sections are quantified on an after-tax basis. The Company uses an effective income tax rate of 36.7% to estimate these after-tax amounts. In all other sections of Management’s Discussion and Analysis, any variances in results are quantified on a pre-tax basis, unless otherwise indicated. All references to EPS in Management’s Discussion and Analysis are on a fully diluted basis. For information related to the calculation of diluted EPS, refer to Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. The following table summarizes the Company’s operating results for the three and nine months ended September 30, 2005 and September 30, 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Operating revenues	$62,310	$54,034	$384,503	$343,580
Operating expenses	64,044	55,526	348,951	308,848
Operating income (loss)	$(1,734)	$(1,492)	$35,552	$34,732
Other income (deductions)	(10,946)	(10,085)	(32,100)	(31,458)
Income tax (expense) benefit	4,750	4,242	(999)	(1,292)
Income (loss) from continuing operations	$(7,930)	$(7,335)	$2,453	$1,982
Income (loss) from discontinued operations, net of income taxes	538	(1,129)	538	(8,249)
Net income (loss)	$(7,392)	$(8,464)	$2,991	$(6,267)
Dividends and repurchase premium on convertible preference stock	-	1,153	9,112	2,083
Dividends on convertible cumulative preferred stock	947	-	2,044	-
Net income (loss) available to common shareholders	$(8,339)	$(9,617)	$(8,165)	$(8,350)

Earnings per share - basic
Income (loss) from continuing operations	$(0.29)	$(0.30)	$(0.30)	$(0.00)
Net income (loss) available to common shareholders	$(0.27)	$(0.34)	$(0.28)	$(0.30)

Earnings per share - diluted
Income (loss) from continuing operations	$(0.29)	$(0.30)	$(0.30)	$(0.00)
Net income (loss) available to common shareholders	$(0.27)	$(0.34)	$(0.28)	$(0.30)

Average common shares outstanding - basic	31,089	28,321	29,346	28,226
Average common shares outstanding - diluted	31,089	28,321	29,346	28,254

Summary of Third Quarter Operating Results - The Company’s results for the three months ended September 30, 2005, are typical for this period, given the seasonal nature of the Gas Distribution Business. The revenues of the Gas Distribution Business are highest in the winter heating season, but the Company incurs expenses and makes investments to serve customers throughout the year, including during lower revenue periods.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

The Company had a net loss available to common shareholders of $8.3 million (or $0.27 per share) for the three months ended September 30, 2005, compared to a net loss of $9.6 million (or $0.34 per share) for the three months ended September 30, 2004. The primary factors that improved results when comparing the third quarter of 2005 to the third quarter of 2004 were a $0.5 million increase in gas sales margin and other gas distribution revenues, the absence from 2005 results of expenses related to the terminated sale of the Company’s Alaska Pipeline Company (“APC”) subsidiary and changes in results from discontinued operations ($0.5 million of income in 2005 compared to $1.1 million of losses in 2004). Expenses related to the terminated sale of APC increased the third quarter 2004 net loss by $0.4 million. The improvement in gas sales margin was primarily due to rate increases and new customers, offset partially by a decrease in volumes of gas sold and an increase in lost and unaccounted-for gas. The Company’s income from discontinued operations for the third quarter of 2005 was from a settlement of litigation.
These items were partially offset by a non-cash debt extinguishment charge and increases in operations and maintenance expenses, depreciation expense and property tax expense, all of which increased the Company’s third quarter 2005 net loss when compared to third quarter of 2004. Operations and maintenance expenses increased by approximately $0.5 million due primarily to increases in employee benefit and incentive costs, compensation costs, facility costs, and uncollectibles expense. New property and equipment placed in service increased depreciation and property tax expenses, which increased the Company’s net loss by approximately $0.2 million. During the third quarter of 2005, the Company issued Common Stock and used the proceeds to retire long-term debt. In conjunction with the retirement of debt, the Company incurred a non-cash debt extinguishment charge, representing the write-off of the unamortized debt issuance costs associated with the retired debt, which increased the Company’s third quarter 2005 net loss by $0.7 million.

Summary of Year-to-Date Operating Results - The Company’s net loss available to common shareholders was $8.2 million (or $0.28 per share) for the nine months ended September 30, 2005, compared to a net loss of $8.4 million (or $0.30 per share) for the nine months ended September 30, 2004. There were a number of offsetting factors that impacted the year-to-date net loss available to common shareholders. The primary factors that improved earnings for the nine months ended September 30, 2005, when compared to the same period of 2004, were an increase in gas sales margin and other gas distribution revenues, the absence from 2005 results of expenses associated with the terminated sale of APC, and changes in results from discontinued operations ($0.5 million of income in 2005 compared to $8.2 million of losses in 2004). Expenses associated with the terminated sale of APC increased the net loss for the nine months ended September 30, 2004 by $1.0 million. Gas sales margin and other gas distribution revenues increased by approximately $3.8 million, primarily due to rate increases, new customers, the sale of excess gas to a third-party gas supplier, a significant recovery from a bankrupt customer in the first quarter of 2005, and increases in miscellaneous customer fee and pipeline construction management revenues. The increase in gas sales margin and other gas distribution revenues is net of the impact of a decrease in volumes of gas sold, due in large part to warmer overall weather compared to last year. The Company’s income from discontinued operations for 2005 was from a settlement of litigation.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

These items were partially offset by a repurchase premium associated with the repurchase of the CPS, a non-cash debt extinguishment charge and increases in financing costs, operations and maintenance expenses, depreciation and property taxes. The premium associated with the repurchase of the CPS increased the net loss by $8.2 million. Financing costs, which include interest expense and dividends on both the CPS and newly-issued Preferred Stock, increased on a net basis by approximately $0.5 million. Increases in operations and maintenance expenses, which increased the net loss by approximately $2.8 million, were due primarily to increases in employee benefit and incentive costs, compensation, facility costs, uncollectibles and various other operating expenses, due to the increasing costs of doing business. The increases in depreciation expense and property taxes decreased net income by approximately $0.7 million. The Company also incurred $0.9 million of non-cash debt extinguishment costs in 2005, representing the write-off of unamortized debt issuance costs associated with long-term debt retired in 2005, which also contributed to the increase in net loss for the nine months ended September 30, 2005.

Impact of Higher Natural Gas Prices - The price of natural gas has increased substantially in recent months. The Company believes that the immediate cause of such increases is in large part the impact of hurricanes Katrina and Rita on drilling, production, pipelines and processing facilities in and around the Gulf of Mexico, along with the supporting infrastructure and resources for those facilities.
For customers in its Michigan service areas, the Company purchases natural gas supplies throughout the year, in order to (i) meet current customer needs, (ii) inject gas into storage for use by customers during the winter heating season, and (iii) have sufficient supplies under contract for the winter heating season. Recent natural gas purchases for customers in the Company’s Michigan gas service areas have, and future purchases are expected to, cost significantly more than expected due to the increase in natural gas prices.
For customers in Alaska, the Company’s facilities are located near natural gas supplies, and the Company has RCA-approved gas purchase contracts with various producers. The price of gas purchased under these contracts is adjusted annually in January. Much of the volume purchased by the Company for its Alaska customers is priced on trailing average prices for oil and natural gas, so recent price increases have not yet fully impacted the price the Company is currently paying for gas sold to customers in its Alaska service area. However, gas prices under these contracts have increased over the past few years and, based on these trailing average prices, are expected to increase again in January 2006.
In general, the costs of natural gas purchased for customers are recovered on a dollar-for-dollar basis (in the absence of disallowances), without a profit component. The recovery of these gas costs is accomplished through regulatory body-approved gas cost adjustment or gas cost recovery (hereinafter collectively referred to as “GCR”) pricing mechanisms, through which, customer rates are periodically adjusted for increases and decreases in the cost of gas purchased by the Company for sale to customers.
When gas costs increase substantially (such as in the current market), the Company may require regulatory approval in certain of its regulatory jurisdictions to increase the commodity, or GCR, component of rates, to ensure the timely recovery of the cost of gas purchased for sale to customers. In addition, higher gas costs may increase delinquent or uncollectible accounts, increase the value of lost and unaccounted-for gas and decrease customer usage. These and other factors could result in an increase in working capital requirements and the need for the Company to borrow under its Bank Credit Agreement.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

The Company has been addressing and continues to address the likely impact of higher natural gas prices by (i) seeking GCR rate increases in Michigan to timely recover the cost of gas, (ii) closely monitoring customer payment patterns in Michigan and Alaska, encouraging the use of budget-type levelized payment plans and referring customers to sources of charitable and public assistance, (iii) attempting to secure MPSC approval to recover the commodity costs associated with lost and unaccounted-for gas and uncollectibles in the GCR component of rates, and (iv) monitoring the impact of higher gas costs on customer usage and working capital.
On October 4, 2005, the Company filed a petition with the MPSC, to reopen its GCR settlement and re-set its GCR rate for the 12-month period ending March 31, 2006. On October 6, 2005, the MPSC issued an order reopening the Company’s GCR proceeding and setting an expedited timetable for it. Under the timetable proposed by the MPSC, an approved GCR rate increase would have likely been effective on or about January 1, 2006. On October 28, 2005, the MPSC approved a settlement under which the Company will increase its GCR rate, to $11.2684 per Mcf from $9.6165 per Mcf, effective for usage in the November 2005 billing month and through the end of the March 2006 billing month. Based on contracts in place and natural gas prices at the time of the settlement, the Company’s under-recovered gas costs in Michigan were estimated to be approximately $4 million at the end of March 2006. Typically, any under-recovered gas costs, including interest, are recovered in the next GCR year, which, for customers in the service areas regulated by the MPSC begins with the April 2006 billing month. The Company will make a proposal in its next GCR plan (to be filed with the MPSC in December 2005) for a method to recover any such costs. This estimated under-recovery amount may increase or decrease depending on future natural gas price movements. The settlement provides that the Company may not seek further GCR rate increases for the remainder of this GCR year which ends in March 2006. The Company believes, however, that, if extraordinary circumstances arise, the MPSC would likely consider a request to increase the GCR rate, to reflect further substantial increases in the price of natural gas purchased for use by the Company’s MPSC jurisdictional customers.
The MPSC-approved settlement affects approximately 241,000 customers in the Company’s service territory regulated by the MPSC. This settlement has no effect on the GCR rate for the approximately 37,000 customers in the service territory regulated by the City Commission of Battle Creek, Michigan. That rate is revised monthly, to track and recover changes in the cost of natural gas purchased by the Company for use by Battle Creek area customers.
On October 26, 2005, the MPSC approved another settlement under which the former customers of Peninsular Gas will pay an increased GCR rate ($12.09 per Mcf) beginning in the November 2005 billing month through the March 2006 billing month. The Company now serves these customers after having purchased the assets of Peninsular Gas in June 2005. This increase affects approximately 4,000 customers.
As previously discussed, a GCR rate established annually by the RCA reflects the pricing mechanisms in certain long-term contracts approved by the RCA and recovers the cost of natural gas purchased by the Company under those contracts for use by the Company’s approximately 120,000 customers in Alaska. GCR plan years in Alaska are January 1, through December 31. The current GCR rate in Alaska is $3.93 per Mcf but is expected to increase to approximately $5.00 in January 2006.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

Higher gas costs, to the extent they are reflected in revised rates, may affect the ability of some customers to pay their bills for gas service on time or in full. The Company plans to monitor customer payment patterns closely and has been and is encouraging customers to elect budget-type levelized payment plans, to spread winter heating season bills over a twelve-month period. In addition to cutting off service to delinquent customers, as necessary and permitted, the Company will refer customers to sources of charitable and public assistance. The Company participates in efforts to secure charitable donations that will provide such assistance and, as described below, has proposed a program to the MPSC to supplement such assistance.
The Company’s uncollectibles expense for sales customers as a percent of sales revenue was 0.36% in 2002, 0.50% in 2003, 0.43% in 2004 and 0.57% for the nine months ended September 30, 2005. The Company cannot provide any assurance that its future uncollectibles expense will be consistent with its prior experience, in view of the increased cost of natural gas and related rate increases.
The Company also expects that higher gas costs will increase the expense associated with lost and unaccounted for (“LAUF”) gas in its Michigan service areas, assuming that LAUF volumes are consistent with LAUF volumes in prior periods. Annual LAUF volumes in Michigan range from 0.5% to 1.4% of volumes sold and transported in the Company’s service area. The Company’s Michigan gas distribution operation typically accounts for 48% to 57% of total volumes sold and transported by the Company.
In an attempt to provide supplemental assistance to customers who are unable to pay their bills on time or in full and to price LAUF natural gas volumes at current market prices in customer rates, the Company has proposed to the MPSC (i) the establishment of an assistance program to help eligible low income customers pay their gas bills, and (ii) a change in how the Company accounts for its expenses for LAUF gas and uncollectibles. The proposed assistance program would allow the Company to charge-off one half of the commodity charge portion of an eligible customer’s account up to $550 in certain circumstances. The Company also has proposed, to ensure more timely cost recovery, that the commodity portion of LAUF gas and uncollectibles be collected via the GCR component of customer rates. Additionally, as a contribution, the Company proposed to credit up to $150,000 annually to offset the charge-offs made to uncollectible expense pursuant to the proposed assistance program. The Company cannot predict when the MPSC will act on these proposals or what, if any, actions they will take.
The Company also believes that higher gas costs, to the extent they are reflected in rates, may affect gas consumption by customers, who may be induced by higher prices to conserve. The Company is unable to estimate the amount of conservation (if any) that is likely to occur during the winter heating season. However, the Company estimates that every one percent decrease in customer usage in Michigan may cause a decrease in gas sales margin of $0.1 million to $0.2 million for both the fourth quarter of 2005 and the first quarter of 2006. The Company estimates that every one percent decrease in customer usage in Alaska may also cause a similar decrease in gas sales margin of $0.1 million to $0.2 million for both the fourth quarter of 2005 and the first quarter of 2006.
The Company expects that higher gas costs will increase its need for working capital, to finance gas purchases at higher market prices, finance storage inventory, carry accounts receivables, and carry any under-recovery of gas costs not recouped in current rates. The Company uses its Bank Credit Agreement to fund its working capital requirements, which normally peak around year-end or early January due to the seasonal nature of the Company’s business. The Company expects that its Bank Credit Agreement will provide sufficient borrowing capacity to fund working capital requirements through the winter heating season.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

Business Segment Overview - The Company operates one reportable business segment: gas distribution. The Company’s other business segments that do not meet the quantitative thresholds required to be reportable business segments are combined and included with the Company’s corporate division in a category the Company refers to as “Corporate and Other.” For a description of the Company’s gas distribution segment and a description of the non-separately reportable business segments included in Corporate and Other, refer to Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.  For a summary of operating revenues and operating income by business segment, refer to Note 5 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
The gas distribution business segment analysis and other discussions below provide additional information regarding variations in operating results when comparing the three- and nine-month periods ended September 30, 2005, to the same periods of the prior year. The Company evaluates the performance of its business segments based on operating income generated. Operating income does not include income taxes, interest expense, discontinued operations or other non-operating income and expense items. A review of the non-operating items follows the business segment discussion.

Seasonality - The Company's Gas Distribution Business is seasonal in nature with the majority of its operating revenue realized during the winter heating season each year. As a result, a substantial portion of the Company's annual income is earned during the first and fourth quarters of the year. Therefore, the Company's results of operations for the three and nine months ended September 30, 2005, and 2004, are not necessarily indicative of results for a full year.

Impact of Weather - Temperature fluctuations have a significant impact on the operating results of the Company. Accordingly, the Company believes that information about normal temperatures in its service areas is useful for understanding its business and operating results. For further information about the estimated impact of warmer or colder than normal weather and how such impacts are estimated, refer to “The Impact of Weather” section of Management’s Discussion and Analysis in Item 7 of the Company’s 2004 Annual Report on Form 10-K. The Company believes, however, that historical relationships between temperatures and customer usage (which are used by the Company to estimate the impact on financial results of warmer or colder than normal temperatures) may be affected by conservation by customers, due to higher natural gas prices recovered in rates. As a result, the Company believes that a portion of the amounts shown below as the impact of normal temperatures also may reflect lower gas usage as the result of conservation.
During the third quarter of 2005, temperatures were warmer than normal in both Alaska and Michigan by 0.9% and 54.1%, respectively. During the first nine months of 2005, temperatures were warmer than normal in Alaska and Michigan by 6.6% and 1.0%, respectively. The Company has estimated that the variations from normal temperatures in Alaska and Michigan combined decreased net income by approximately $0.6 million during the third quarter of 2005 and decreased net income approximately $2.5 million during the nine months ended September 30, 2005.
By comparison, temperatures during the third quarter of 2004 were warmer than normal in both Alaska and Michigan by 8.2% and 1.5%, respectively. During the first nine months of 2004, temperatures were warmer than normal in Alaska by 3.1% and essentially normal in Michigan. The Company has estimated that the variations from normal temperatures in Alaska and Michigan combined decreased net income by approximately $0.3 million during the third quarter of 2004 and decreased net income approximately $0.9 million during the nine months ended September 30, 2004.

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

Gas Sales Revenue - The Company’s gas sales revenue was $54.0 million and $351.6 million for the three and nine months ended September 30, 2005, respectively, compared to $45.5 million and $310.9 million for the three and nine months ended September 30, 2004, respectively. The primary factor causing the change in gas sales revenue from period-to-period was the change in the cost of gas sold. A significant portion of the Company’s cost of gas sold is accounted for under regulatory body-approved GCR mechanisms, which allow for the adjustment of rates charged to customers to reflect increases and decreases in the cost of gas purchased by the Company. Under these mechanisms, customers are charged rates that allow the Company to recoup its cost of gas purchased for sale to customers, subject, in the Company’s Michigan service territory regulated by the MPSC, to a review by the MPSC of the Company’s GCR gas purchase plan and the reasonableness of actual purchases and procurement practices. In Alaska, gas supply contracts are reviewed by the RCA at the time the Company enters into those contracts. As a result of the use of these mechanisms, in the absence of disallowances, for any increase or decrease in cost of gas sold, there is a corresponding increase or decrease in gas sales revenue. Refer to the caption “Cost of Gas” in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2004 Annual Report on Form 10-K for further information on cost of gas and the GCR mechanisms. Management generally evaluates changes in gas sales margin rather than gas sales revenue due to the fluctuations caused by market-driven changes in cost of gas sold. Please refer to the gas sales margin section below for a detailed variance analysis.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands)

Gas sales revenues	$53,976	$45,460	$351,592	$310,909
Cost of gas sold	36,127	28,134	264,304	228,240

Gas sales margin	$17,849	$17,326	$87,288	$82,669
Gas transportation revenue	5,552	5,577	20,761	21,113
Other operating revenue	1,464	1,198	6,170	4,441

	$24,865	$24,101	$114,219	$108,223
Operation and maintenance	17,189	15,755	50,380	45,129
Depreciation and amortization	6,742	6,507	20,158	19,496
Property and other taxes	2,919	2,724	8,980	8,247

Operating income (loss)	$(1,985)	$(885)	$34,701	$35,351

Volumes of gas sold (MMcf)	4,949	5,464	43,287	45,052
Volumes of gas transported (MMcf)	14,015	13,978	41,593	42,715

Number of customers at end of period	402,819	391,777	402,819	391,777
Degree Days
Alaska	886	829	6,051	6,309
Michigan	90	194	4,334	4,421
Percent colder (warmer) than normal
Alaska	(.9)%	(8.2)%	(6.6)%	(3.1)%
Michigan	(54.1)%	(1.5)%	(1.0)%	.2%

The amounts in the above table include intercompany transactions.

Gas Sales Margin - The Company’s gas sales margin is derived primarily from customer service fees and usage-based distribution fees. The customer service fees are fixed amounts charged to customers each month. Distribution fees vary each month because they are based on the volume of gas consumed by customers. There are four primary factors that have historically impacted gas sales margin and may impact future gas sales margin. These factors are changes in: (i) customer gas consumption; (ii) the number of gas sales customers; (iii) LAUF gas; and (iv) customer rates, including gas cost savings. In addition to these primary factors, the Company sold excess gas to a third-party gas supplier in the second quarter of 2005, which also had an impact on gas sales margin for the nine-month period ended September 30, 2005.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

Changes in customer gas consumption from one period to another are attributable primarily to the impact of changes in temperatures between periods. However, other factors (including conservation by customers, the increasing use of more energy efficient gas furnaces and appliances, the addition of new energy efficient homes to the Company’s gas distribution system and the price of natural gas) also contribute to changes in customer gas consumption. A decrease in customer gas consumption during the three and nine months ended September 30, 2005, reduced gas sales margin by approximately $0.7 million and $3.2 million, respectively, when compared to the same periods ended September 30, 2004. During the first nine months of 2005, customer usage in Michigan was lower than expected, in view of the temperatures during that period. This may be due to conservation prompted by the increased cost of natural gas. Refer to the discussion in Management’s Discussion and Analysis under the caption “Impact of Higher Natural Gas Prices.”
The average number of gas sales customers in Michigan and Alaska combined has increased by an average of 2.5% annually during the past three years. For the nine-months ended September 30, 2005, the Company’s average number of gas sales customers in Michigan and Alaska combined (excluding customers acquired in the acquisition of Peninsular Gas) increased by approximately 7,800 customers or 2.0%, when compared to the nine months ended September 30, 2004. The increase in customers increased gas sales margin for the three- and nine-month periods ended September 30, 2005, by approximately $0.2 million, and $1.7 million, respectively, when compared to the same periods ended September 30, 2004.
LAUF gas is a term used in the natural gas distribution industry to refer to the difference between the gas that is measured and injected into the Company’s gas distribution system and the amount of gas measured at customer meters. Typically, there is more gas injected into a gas utility’s distribution system than is actually measured as sold or transported at customer meters. There are a number of reasons for this LAUF gas, including gas used by compressor stations along the system, measurement errors, and leaks. The annual LAUF gas volumes of the Gas Distribution Business typically range from 0.5% to 1.4% of total gas volumes sold and transported. There was an increase in LAUF gas which decreased gas sales margin for the three- and nine-month periods ended September 30, 2005, by $0.7 million and $0.3 million, respectively, when compared to the same periods in 2004. The cost of LAUF gas is affected by the underlying commodity cost and rate mechanisms employed to price LAUF volumes and recover this cost from customers. Refer to the discussion in Management’s Discussion and Analysis under the caption “Impact of Higher Natural Gas Prices,” for more information.
Changes in customer rates, including gas cost savings, directly affect gas sales margin. During the three and nine months ended September 30, 2005, increases in rates increased gas sales margin by approximately $1.5 million and $4.8 million, respectively, when compared to the three and nine months ended September 30, 2004. For information on new rates and rate cases filed by the Company, refer to the caption “Regulatory Matters” at the end of this section of Management’s Discussion and Analysis. For further information regarding gas cost savings, refer to the caption “Cost of Gas” in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2004 Annual Report on Form 10-K.
During the second quarter of 2005, the Company sold excess gas to a third-party gas supplier. The sales increased the Company’s gas sales margin by $1.4 million for the nine months ended September 30, 2005. There were no sales of excess gas to a third-party gas supplier for the nine months ended September 30, 2004.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

Gas Transportation Revenue - For the three months ended September 30, 2005, gas transportation revenue was essentially unchanged from the same period of the prior year. For the nine months ended September 30, 2005, gas transportation revenue decreased by $0.4 million when compared to the same period ended September 30, 2004. The primary reasons for the decrease were a decrease in transportation volumes to power plants in the first half of 2005 and a decrease in transportation volumes to commercial customers as a result of warmer weather in Alaska. These factors were partially offset by increased volumes and rates to industrial customers.
One of the Company’s Alaska service area industrial transportation customers, a fertilizer manufacturer, has publicly announced that it has experienced difficulty in securing sufficient natural gas supplies at an appropriate price to continue operating in the future. The customer has said that it has secured sufficient natural gas supplies to operate at a reduced rate through October 2006, but currently does not have sufficient natural gas under contract at an appropriate price to operate thereafter. Transportation revenues to this customer totaled $2.0 million in 2004. Based upon volumes transported during the first nine months of 2005 and estimates provided by the customer, transportation revenues to this facility are expected to total $2.1 million in 2005 and $1.4 million in 2006.

Other Operating Revenue - During the three and nine months ended September 30, 2005, other operating revenue increased by $0.3 million and $1.7 million, respectively, when compared to the same periods ended September 30, 2004. Increases in miscellaneous customer revenues, a scheduled fee increase for one of the Company’s large pipeline capacity contracts and an increase in pipeline management revenue from Norstar Pipeline Company (“Norstar”) due to a pipeline construction project performed during 2005 were the primary reasons for the increase. Additionally, for the nine months ended September 30, 2005, the recovery of amounts owed the Company in a customer bankruptcy case also contributed to the increase in other operating revenue.

Operations and Maintenance Expenses - For the three and nine months ended September 30, 2005, operations and maintenance (“O&M”) expenses increased by $1.4 million and $5.3 million, respectively, when compared to the same periods ended September 30, 2004. There are three primary areas that have impacted the Company’s O&M expenses including: (i) employee benefit costs, (ii) uncollectibles, and (iii) other expenses.
Employee benefit costs primarily include pension expense, medical coverage expense, including retiree medical expense, and incentive compensation. For the three and nine months ended September 30, 2005, net employee benefit expense increased by approximately $0.5 million and $1.8 million, respectively, when compared to the same periods ended September 30, 2004.
Uncollectibles expense for the three and nine months ended September 30, 2005, increased by $0.5 million and $0.3 million, respectively, when compared to the same periods ended September 30, 2004. The increases were due in large part to a higher cost of gas in 2005, offset partially by increased collection efforts and collection programs initiated by the Company. For additional information regarding uncollectibles, refer to the caption “Impact of Higher Natural Gas Prices” in Management’s Discussion and Analysis.
The remaining increases in O&M expenses for the three and nine months ended September 30, 2005, when compared to the same periods ended September 30, 2004, were caused by increases in compensation expense, building and office lease expense, customer collection expense and various other expenses, due primarily to inflationary pressures on expenses and the increased cost of doing business.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

Depreciation and Amortization - The addition of new customers to the Company’s gas distribution system typically requires expansion of the system. In addition, the Company has a replacement program to ensure that older sections of its distribution system are upgraded and replaced. Some of this activity relates to public works projects that require the relocation of Company gas transmission and distribution facilities. The increase in depreciation and amortization expense from period to period is due to depreciation on net additional property, plant and equipment placed in service as part of the expansion and upgrading of the Company’s gas distribution system.

Property and Other Taxes - The Company’s property and other taxes increased for the three and nine months ended September 30, 2005, when compared to the same periods ended September 30, 2004. The increases are primarily attributable to property taxes. The Company’s property taxes generally increase each year as a result of taxes on net additional property, plant and equipment placed in service as part of the expansion and upgrading of the Company’s gas distribution system.

Regulatory Matters - In December 2004, the Company filed a base rate increase request totaling $11.65 million with the MPSC. Among other things, the Company proposed an increase in customer service fees and a weather normalization rider, for the purpose of mitigating the impact of weather on customer bills and the Company’s financial results.
On March 29, 2005, the MPSC approved a settlement with the Company, which, at the time of settlement, was expected to produce an additional $7.1 million in annual revenue from customers in the Company’s MPSC-regulated service area. Increases in the fixed customer charge for several commercial and industrial customer classes and the increase in fees for certain services mitigate some of the effect of weather on the Company’s revenues. The settlement did not include the Company’s proposed increase in residential customer service fees or weather normalization rider. The rate adjustments authorized by this settlement became effective on March 30, 2005.
Rates and regulatory matters associated with the Company’s gas distribution customers located in the City of Battle Creek and surrounding communities are subject to the jurisdiction of the City Commission of Battle Creek (“CCBC”). The Company and the CCBC announced on October 5, 2005, that they will ask the MPSC to assume jurisdiction over this service area. The Company had previously agreed to support such a request as part of a base rate increase settlement with the CCBC. The Company does not believe that this proposed change will have a material impact on its natural gas rates, results of operations or financial position.
For information about other regulatory matters and rate cases, including the settlement of the CCBC rate case in February 2005, refer to Note 2 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2004 Annual Report on Form 10-K, Notes 7 and 9 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q and the caption “Impact of Higher Natural Gas Prices” located previously in Management’s Discussion and Analysis.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

Gas Supply - The Company has entered into a new gas supply agreement for its Alaska service area with Marathon Oil Company (the “2005 Marathon Contract”). The 2005 Marathon Contract provides for natural gas deliveries to begin in 2009 and run through at least 2017, for a total of approximately 60 Bcf of natural gas. The 2005 Marathon Contract is a requirements-style contract, with annual delivery amounts dependent upon the Company’s annual natural gas demand in its Alaska service area and the deliveries under the Company’s other RCA-approved gas supply contracts. Gas supplied under the 2005 Marathon Contract is priced annually according to a 12-month daily average price of certain traded natural gas futures contracts, discounted if the average price exceeds $6.00 per Mcf, and subject to indexed floor and ceiling prices. The 2005 Marathon Contract also provides for a $0.25 per Mcf transportation fee and reimbursement to Marathon of State of Alaska severance taxes. The 2005 Marathon Contract is subject to the approval of the RCA and is expected to be submitted for approval in November 2005.
The Company has interstate and intrastate pipeline transportation service contracts with various pipeline transportation providers for the purpose of sourcing supply from various supply basins and various supply pooling points for its Michigan operations. The Company has agreed to re-new an existing interstate pipeline transportation services contract with Great Lakes Gas Transmission Company for an additional three-years beginning on November 1, 2006. The contract will continue to provide the Company’s Michigan MPSC Division with specified summer and winter season interstate pipeline transportation service. The Company has also agreed to re-new an existing intrastate pipeline transportation services contract with Michigan Consolidated Gas Company (“MichCon”) for an additional three-years beginning on November 1, 2006. The contract will continue to provide the Company’s Michigan MPSC Division with winter season intrastate pipeline transportation service.
In addition to the storage reservoirs owned by the Company, the Company also has interstate and intrastate storage service contracts with various third party storage providers for the purpose of providing the Company’s Michigan customers with an additional source of winter storage supply. The Company has agreed to re-new an existing interstate storage service contract with ANR Pipeline Company for an additional three-years beginning on April 1, 2006.

CORPORATE AND OTHER
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)

Operating revenues	$3,286	$3,593	$11,732	$12,217
Operating expenses	3,035	4,200	10,881	12,836
Operating income (loss)	$251	$(607)	$851	$(619)

The amounts in the above table include intercompany transactions.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

CORPORATE AND OTHER (Continued)

Operating Revenues - Corporate and Other reported operating revenues of $3.3 million and $11.7 million, respectively, for the three- and nine-month periods ended September 30, 2005, compared to operating revenue of $3.6 million and $12.2 million, respectively, for the same periods ended September 30, 2004. The $03 million and $0.5 million decreases, respectively, for the three- and nine-month periods ended September 30, 2005, were due primarily to a decrease in information technology (“IT”) services revenues. IT revenues have decreased because the Company has not been renewing contracts with non-affiliated customers due to ongoing efforts to focus the IT operations primarily on the Company’s IT needs.

Operating Income - Corporate and Other reported operating income of $0.3 million and $0.9 million, respectively, for the three- and nine-month periods ended September 30, 2005, compared to an operating loss of $0.6 million for both the three- and nine-months periods ended September 30, 2004. The $0.9 million and $1.5 million improvement in results for the three- and nine-month periods ended September 30, 2005, was due primarily to a decrease in professional fees due to the non-recurrence in 2005 of corporate professional fees and other expenses incurred in the second and third quarters of 2004 related to the termination of the sale of the Company’s Alaska Pipeline Company subsidiary and decreases in depreciation, IT and other miscellaneous expenses.

OTHER INCOME AND DEDUCTIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)

Interest expense	$(10,712)	$(10,527)	$(32,648)	$(33,273)
Debt extinguishment costs	(1,090)	-	(1,456)	-
Other income	856	442	2,004	1,815
Total other income (deductions)	$(10,946)	$(10,085)	$(32,100)	$(31,458)

Interest Expense - Interest expense for the three and nine months ended September 30, 2005, increased by $0.2 million and decreased by $0.6 million, respectively, when compared to the same periods ended September 30, 2004. The increase for the three months ended September 30, 2005, was primarily due to higher borrowing on the Company’s short-term bank credit facilities, offset partially by lower levels of long-term debt, as a result of the redemption of $10.3 million and $30.9 million of the Company’s 10.25% Subordinated Notes in April 2005 and September 2005, respectively. The decrease for the nine months ended September 30, 2005, was primarily due to lower levels of long-term debt, as a result of the redemption of $29.9 million of the Company’s senior notes in the second quarter of 2004 and the redemption of the Company’s 10.25% Subordinated Notes as discussed above and lower borrowing on the Company’s short-term bank credit facilities.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OTHER INCOME AND DEDUCTIONS (Continued)

Debt Extinguishment Costs - For the three and nine months ended September 30, 2005, the Company’s Consolidated Statements of Operations reflect $1.1 million and $1.5 million, respectively, of debt extinguishment costs related to the redemption of $41.3 million of the Company’s 10.25% Subordinated Notes. The debt extinguishment costs represent the write-off of the balance of unamortized debt issuance costs related to the 10.25% Subordinated Notes. For further information regarding the redemption of the 10.25% Subordinated Notes, refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Other Income - Other income for the three and nine months ended September 30, 2005, increased by approximately $0.4 million and $0.2 million, respectively, when compared to the same period ended September 30, 2004. The increases were primarily due to higher interest income.

INCOME TAXES

Income tax (expense) benefit was $4.8 million and $(1.0) million, respectively, for the three and nine months ended September 30, 2005, and $4.2 million and $(1.3) million, respectively, for the same periods ended September 30, 2004. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes.

DIVIDENDS AND REPURCHASE PREMIUM ON CONVERTIBLE PREFERENCE STOCK

The Company issued the CPS in the first and second quarters of 2004. These securities and the payment-in-kind, non-cash dividends on these securities are described in Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2004 Annual Report on Form 10-K. Non-cash dividends on these securities were $0.9 million and $2.1 million for the nine months ended September 30, 2005, and September 30, 2004, respectively. The Company’s Consolidated Statements of Operations for the nine months ended September 30, 2005, also include an $8.2 million premium associated with the repurchase of the CPS. For more information on the repurchase premium, refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

DIVIDENDS ON CONVERTIBLE CUMULATIVE PREFFERED STOCK

The Company issued the Preferred Stock in the first quarter of 2005. The Preferred Stock and the cash dividends on the Preferred Stock are described in Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. The Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2005, include dividends on the Preferred Stock of $0.9 million and $2.0 million, respectively.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Used For Investing - The following table identifies capital investments for the nine months ended September 30, 2005, and 2004:

	Nine Months Ended
	September 30,
	2005	2004
	(in thousands)
Capital investments:
Property additions - gas distribution	$(27,494)	$(25,694)
Property additions - corporate and other	(1,309)	(408)
Business acquisition, net of cash acquired	(3,079)	-
	$(31,882)	$(26,102)

The Company’s expenditures for property additions were approximately $28.8 million for the first nine months of 2005. Expenditures for property additions during the remainder of 2005 are anticipated to be approximately $10.7 million. In addition, the Company acquired substantially all of the assets and certain liabilities of Peninsular Gas on June 1, 2005. The Company paid approximately $2.8 million, net of cash acquired, for this acquisition in the second quarter of 2005 and an additional $0.3 million in the third quarter of 2005. For further information, refer to Note 8 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Cash Flows Provided By Operations - Net cash provided by operating activities for the nine months ended September 30, 2005, when compared to the same period of the prior year, decreased by $15.6 million. The change in operating cash flows is influenced significantly by changes in the level and cost of gas in underground storage, changes in accounts receivable and accrued revenue and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments. The change in cash provided by operating activities is also impacted by changes in the operating results of the Company’s businesses.

Cash Flows Used For Financing - Net cash used for financing activities during the nine-month period ended September 30, 2005, decreased by $41.0 million, when compared to the same period ended September 30, 2004.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

	Nine Months Ended
	September 30,
	2005	2004
	(in thousands)
Cash provided by (used for) financing activities:
Issuance of common stock and common stock warrants, net of expenses	$30,499	$2,231
Issuance of convertible cumulative preferred stock, net of expenses	66,362	-
Issuance of convertible preference stock, net of expenses	-	45,590
Repurchase of convertible preference stock and common stock warrants	(60,000)	-
Repayment of notes payable and payment of related expenses	(21,388)	(82,374)
Repayment of long-term debt	(41,354)	(30,127)
Payment of dividends on convertible cumulative preferred stock	(1,458)	-
Payment of dividends on common stock	-	(4,221)
Change in book overdrafts included in current liabilities	(547)	-
	$(27,886)	$(68,901)

During the first quarter of 2005, the Company repurchased all of the CPS (52,543 shares) and Warrants (905,565 Warrants) held by K-1. The aggregate purchase price for the CPS and Warrants was $60 million. During the first quarter of 2005, the Company also completed the sale of 350,000 shares of Preferred Stock. The gross proceeds from this offering were approximately $70 million, of which $60 million was used to fund the repurchase of CPS and Warrants from K-1. The remaining proceeds were used to redeem $10.3 million principal amount of the Company’s 10.25% Subordinated Notes held by SEMCO Capital Trust I. The Trust, in turn, used the proceeds to redeem 400,000 Trust Preferred Securities and 12,371 common securities on April 29, 2005.
During the third quarter of 2005, the Company completed an offering of 4,945,000 shares of Common Stock. The proceeds from this offering were used to redeem the remaining $30.9 million of the 10.25% Subordinated Notes held by the Trust. The Trust, in turn, used the proceeds from the redemption of the 10.25% Subordinated Notes to redeem the remaining 1.2 million Trust Preferred Securities and 37,114 common securities on September 14, 2005. For further information regarding these transactions, refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Future Financing - In general, the Company funds its capital expenditure program and dividend payments with operating cash flows and the utilization of its Bank Credit Agreement. When appropriate, the Company will refinance its short-term debt with long-term debt, Common Stock issuances or other long-term financing instruments.
The Company’s capital structure at September 30, 2005, consisted of approximately 65.2% total debt (including current maturities and notes payable), 9.1% preferred stock and 25.7% common equity. The Company continues to assess its overall liquidity and capital structure, with a view to migrating over time to a capital structure which is consistent with that of an investment grade company. One of the Company’s primary goals is to increase equity as a percentage of total capital while reducing the Company’s overall debt to total capital ratio. Although there are no current specific plans to issue equity or reduce long-term debt in 2006, the Company will continue to look for and, as appropriate, take advantage of market opportunities to do so as they arise.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

In September 2005, the Company entered into an amended and restated three-year unsecured revolving bank credit facility for $120 million, which expires on September 15, 2008 (the “Bank Credit Agreement”). The Bank Credit Agreement amends and restates the Company’s previous short-term bank credit facility, which consisted of a $60 million multi-year revolving facility and a $40.8 million 364-day facility, both of which were due to expire on September 23, 2005. Interest under the terms of the Bank Credit Agreement is at variable rates, which is based on LIBOR or prime lending rates, plus applicable margins. At September 30, 2005, the Company was utilizing $33.3 million of the borrowing capacity available under the Bank Credit Agreement, leaving approximately $86.7 million of the borrowing capacity unused. The $33.3 million of capacity being used consisted of $14.8 million of outstanding letters of credit and $18.5 million of outstanding borrowings. Refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the Bank Credit Agreement, including a description of the covenants contained therein.
The Company’s Gas Distribution Business (as previously discussed) is seasonal in nature. During the winter heating season, higher volumes of gas are sold resulting in peak profitability during the fourth and first quarters of the year. The Company’s cash flow and its corresponding use of its $120 million Bank Credit Agreement typically also follow a seasonal pattern. The Company uses funds available under the Bank Credit Agreement to finance, on a short-term basis, the variability and seasonality of its operating cash flow and working capital requirements. Typically, as the Company collects cash from winter heating sales in the latter part of the first quarter and into the second quarter, it will pay down the borrowings under the Bank Credit Agreement. During the summer months, it will reduce its short-term borrowings under the Bank Credit Agreement to zero, and build up sufficient cash to enable it to enter into short-term investments. As gas is purchased throughout the summer and injected into storage in preparation for the winter heating season and the Company completes its annual construction and capital expenditure program, the Company begins to incur borrowings under the Bank Credit Agreement. Such borrowings typically begin to occur prior to the end of the third quarter and intensify, such that the maximum short-term borrowings occur around the end of the year. This borrowing pattern is affected by numerous items including the credit terms under which the Company purchases natural gas for resale to customers. As winter sales occur and gas sales revenues is billed and collected, the Company again begins to reduce its short-term borrowings in the first quarter. Refer to the discussion in Management’s Discussion and Analysis, under the caption “Impact of Higher Natural Gas Prices,” for information regarding additional working capital requirements that have resulted from recent increases in the price of natural gas.

Business Development Initiatives - From time to time, in pursuing its growth strategy, the Company considers, among other things, acquisitions of or investments in local distribution, pipeline, and gas storage businesses and assets. These acquisitions and investments are typically considered pursuant to confidentiality agreements, which, among other things, allow the exchange of data subject to non-disclosure requirements (usually barring the disclosure or misuse of such data and requiring that the fact of discussions of a possible acquisition or investment be kept secret). The Company generally will not make any public announcement of such activities until definitive agreements with respect thereto have been signed.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Other Matters - The Company’s ratio of earnings to fixed charges, as defined under Item 503 of SEC regulation S-K, was 1.1 to 1 for the twelve months ended September 30, 2005. The Company’s ratio of earnings to combined fixed charges and preference dividends, as defined under Item 503 of SEC regulation S-K, was less than 1 to 1 coverage for the twelve months ended September 30, 2005. The deficient amount of earnings that would be required to attain a ratio of one-to-one for the twelve months ended September 30, 2005 is approximately 15.5 million.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

In December 2004, the FASB issued SFAS 123-R (revised 2004) - “Share-Based Payment.” In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Refer to the “New Accounting Standards Not Yet Effective“ section of Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information on these new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For the information required pursuant to this item, refer to Item 7A in the Company's 2004 Annual Report on Form 10-K and Note 3 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures - As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer, (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

Changes in Internal Control Over Financial Reporting - During the quarter ended September 30, 2005, no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934) occurred that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

For information on legal proceedings, refer to Note 7 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2005, 2,361 shares of unregistered Common Stock, valued at $14,749, were issued by the Company under a deferred compensation plan for members of the Company’s Board of Directors in exchange for services rendered. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

PART II - OTHER INFORMATION (Continued)

Item 6.  Exhibits.

The following exhibits are filed herewith unless noted otherwise - (See page 47 for the Exhibit Index.)

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
10.1
Second Amendment and Restated Credit Agreement, dated as of September 15, 2005 by and among SEMCO Energy, Inc. as the Company, the various financial institutions as party thereto, as lenders, and LaSalle Bank Midwest National Association, a national banking association, as Administrative Agent, National City Bank of the Midwest, a national banking association, as Syndication Agent, U.S. Bank, N.A., as Documentation Agent and LaSalle Bank Midwest National Association, a national banking association, as Arranger (incorporated herein by reference from SEMCO’s Form 8-K dated September 13, 2005, filed September 19, 2005).

10.2	Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (incorporated herein by reference from SEMCO’s Form 10-K for the year ended December 31, 2001, filed March 27, 2002).
10.2.1	First Amendment to the Deferred Compensation and Stock Purchase Plan for Non-Employee Directors effective as of January 1, 2005.
10.3	Gas Sales Agreement between Marathon Oil Company and Alaska Pipeline Company dated as of May 1, 1988.
10.3.1	First Amendment, dated as of December 20, 1989, to Gas Purchase Agreement Between Marathon Oil Company and Alaska Pipeline Company dated May 1, 1988.
10.3.2	Second Amendment, dated as of November 19, 1991, to Gas Purchase Agreement Between Marathon Oil Company and Alaska Pipeline Company dated May 1, 1988.
31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMCO ENERGY, INC. (Registrant)

Date: November 7, 2005	By:	/s/ Michael V. Palmeri

Senior Vice President and Chief Financial Officer and Treasurer (Duly authorized officer, principal financial officer, and chief accounting officer)

EXHIBIT INDEX
Form 10-Q
Third Quarter 2005

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
10.1
Second Amendment and Restated Credit Agreement, dated as of September 15, 2005 by and among SEMCO Energy, Inc. as the Company, the various financial institutions as party thereto, as lenders, and LaSalle Bank Midwest National Association, a national banking association, as Administrative Agent, National City Bank of the Midwest, a national banking association, as Syndication Agent, U.S. Bank, N.A., as Documentation Agent and LaSalle Bank Midwest National Association, a national banking association, as Arranger (incorporated herein by reference from SEMCO’s Form 8-K dated September 13, 2005, filed September 19, 2005).

10.2	Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (incorporated herein by reference from SEMCO’s Form 10-K for the year ended December 31, 2001, filed March 27, 2002).
10.2.1	First Amendment to the Deferred Compensation and Stock Purchase Plan for Non-Employee Directors effective as of January 1, 2005.
10.3	Gas Sales Agreement between Marathon Oil Company and Alaska Pipeline Company dated as of May 1, 1988.
10.3.1	First Amendment, dated as of December 20, 1989, to Gas Purchase Agreement Between Marathon Oil Company and Alaska Pipeline Company dated May 1, 1988.
10.3.2	Second Amendment, dated as of November 19, 1991, to Gas Purchase Agreement Between Marathon Oil Company and Alaska Pipeline Company dated May 1, 1988.
31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.