Form 10-Q/A
period 2005-09-30
SEMCO ENERGY INC
filed 2006-01-10
CIK 277158

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

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) hereby amends the Form 10-Q of SEMCO Energy, Inc. (the “Company”) for the quarter ended September 30, 2005, as originally filed with the Securities and Exchange Commission (“SEC”) on November 7, 2005 (the “Original Filing”). The Amendment is being filed solely to correct inadvertent administrative errors in the certification exhibits in the Original Filing.

For the convenience of the reader, the Amendment sets forth the Original Filing in its entirety, with the exception of the corrections described above. In addition, this Amendment has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update the Original Filing in any way other than to correct the inadvertent administrative errors described above.

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

PART II - OTHER INFORMATION (Continued)

Item 6.  Exhibits.

The following exhibits are filed herewith unless noted otherwise - (See page 48 for the Exhibit Index.)

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

SEMCO ENERGY, INC. (Registrant)

Date: January 10, 2006	By:	/s/ Michael V. Palmeri

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