Form 10-Q
period 2006-03-31
SEMCO ENERGY INC
filed 2006-05-05
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The number of outstanding shares of the Registrant’s Common Stock as of April 28, 2006: 34,626,494

INDEX TO FORM 10-Q
For Quarter Ended March 31, 2006

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

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

•
the timing and extent of changes in commodity prices for natural gas and propane and the resulting changes in, among other things, the Company’s working capital requirements, customer rates and customer natural gas and propane consumption;

•	the effects of changes in governmental and regulatory policies, including income taxes, environmental compliance, and authorized rates;

•
the adequacy of authorized rates to compensate the Company, on a timely basis, for the costs of doing business, including the cost of capital and cost of gas supply, and the amount of any cost disallowances;

•	the Company’s ability to procure its natural gas supply on reasonable credit terms;

•	the availability of long-term natural gas supplies in the Cook Inlet region of Alaska;

•	the amount and terms of the Company’s debt and its credit ratings;

•	the Company’s ability to remain in compliance with its debt covenants and accomplish its financing objectives in a timely and cost-effective manner;

•	the Company’s ability to maintain an effective system of internal controls;

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except
	per share amounts)
OPERATING REVENUES
Gas sales	$256,483	$211,732
Gas transportation	9,392	9,228
Other	5,601	5,600
	271,476	226,560

OPERATING EXPENSES
Cost of gas sold	212,604	167,596
Operations and maintenance	19,633	18,575
Depreciation and amortization	7,149	6,978
Property and other taxes	3,056	3,268
	242,442	196,417

OPERATING INCOME	29,034	30,143

OTHER INCOME (DEDUCTIONS)
Interest expense	(10,549)	(11,076)
Other	556	528
	(9,993)	(10,548)

INCOME BEFORE INCOME TAXES	19,041	19,595

INCOME TAX EXPENSE	(6,903)	(7,099)

NET INCOME	12,138	12,496

DIVIDENDS ON CONVERTIBLE CUMULATIVE PREFERRED STOCK	948	152

DIVIDENDS AND REPURCHASE PREMIUM ON CONVERTIBLE PREFERENCE STOCK	-	9,112

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,190	$3,232

EARNINGS PER SHARE
Basic	$0.33	$0.11
Diluted	$0.28	$0.11

AVERAGE COMMON SHARES OUTSTANDING
Basic	33,600	28,425
Diluted	43,006	30,073

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

ASSETS

	March 31,	December 31,
	2006	2005
	(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$4,332	$4,124
Restricted cash	1,590	1,590
Receivables, less allowances of $2,322 and $1,758	77,086	64,584
Accrued revenue	41,943	71,615
Gas in underground storage, at average cost	58,966	93,065
Prepaid expenses	15,067	15,307
Deferred income taxes	5,184	5,345
Materials and supplies, at average cost	5,588	4,970
Regulatory asset - gas charges recoverable from customers	197	971
Other	1,382	1,114
	211,335	262,685

PROPERTY, PLANT AND EQUIPMENT
Gas distribution	745,350	735,052
Corporate and other	39,908	39,879
	785,258	774,931
Less - accumulated depreciation	203,498	197,543
	581,760	577,388

DEFERRED CHARGES AND OTHER ASSETS
Goodwill	143,374	143,374
Regulatory assets	12,387	12,602
Unamortized debt expense	9,503	10,057
Other	13,044	10,449
	178,308	176,482

TOTAL ASSETS	$971,403	$1,016,555

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

LIABILITIES AND CAPITALIZATION

	March 31,	December 31,
	2006	2005
	(In thousands, except for number
	of shares and par values)

CURRENT LIABILITIES
Notes payable	$36,000	$78,900
Accounts payable	50,960	64,557
Customer advance payments	10,936	22,043
Regulatory liability - amounts payable to customers	6,695	12,281
Pension and other postretirement costs	7,100	7,100
Accrued interest	10,227	4,616
Other	8,384	8,806
	130,302	198,303

DEFERRED CREDITS AND OTHER LIABILITIES
Regulatory liabilities	59,722	59,214
Deferred income taxes	39,855	30,715
Customer advances for construction	16,399	17,263
Pension and other postretirement costs	4,610	3,490
Other	6,473	5,385
	127,059	116,067

LONG-TERM DEBT	441,455	441,659

CONVERTIBLE CUMULATIVE PREFERRED STOCK
$1 par value; 500,000 shares authorized; 350,000 shares outstanding	66,596	66,526

COMMON SHAREHOLDERS' EQUITY
Common stock - $1 par value; 100,000,000 shares authorized; 33,752,686 and 33,704,025 shares outstanding	33,753	33,704
Capital surplus	241,838	241,149
Accumulated comprehensive income (loss)	(9,010)	(9,073)
Retained earnings (deficit)	(60,590)	(71,780)
	205,991	194,000

TOTAL LIABILITIES AND CAPITALIZATION	$971,403	$1,016,555

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net income	$12,138	$12,496
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	7,149	6,978
Amortization of debt costs and debt basis adjustments included in interest expense	847	937
Deferred income taxes and amortization of investment tax credits	9,301	1,428
Non-cash share-based compensation	428	69
Changes in operating assets and liabilities and other, excluding the impact of business acquisitions and divestitures:
Receivables, net	(12,502)	(18,840)
Accrued revenue	29,672	15,426
Prepaid expenses	240	4,166
Materials, supplies and gas in undergroung storage	33,482	43,930
Regulatory asset - gas charges recoverable from customers	774	137
Accounts payable	(13,598)	(6,513)
Customer advances and amounts payable to customers	(17,556)	(12,552)
Other	5,777	5,874
NET CASH PROVIDED BY OPERATING ACTIVITIES	56,152	53,536

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Property additions - gas distribution	(10,630)	(5,535)
Property additions - corporate and other	(43)	(592)
Property retirement costs, net of proceeds from property sales	(167)	(147)
Equity contribution to gas storage partnership	(1,930)	-
Changes in restricted cash	-	(2)
NET CASH USED FOR INVESTING ACTIVITIES	(12,770)	(6,276)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Issuance of common stock and common stock warrants, net of expenses	47	284
Issuance of convertible cumulative preferred stock, net of expenses	-	66,502
Repurchase of convertible preference stock and common stock warrants	-	(60,000)
Repayment of notes payable and payment of related expenses	(42,900)	(39,300)
Repayment of long-term debt	(15)
Payment of dividends on convertible cumulative preferred stock	(875)	-
Change in book overdrafts included in current liabilities	569	297
NET CASH USED FOR FINANCING ACTIVITIES	(43,174)	(32,217)

CASH AND CASH EQUIVALENTS
Net increase	208	15,043
Beginning of period	4,124	2,118

End of period	$4,332	$17,161

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

NET INCOME	$12,138	$12,496

Valuation adjustment for marketable securities, net of income tax (expense) benefits of $(19) and $6	36	(11)

Unrealized derivative gain on an interest rate hedge from an investment in an affiliate	28	63

COMPREHENSIVE INCOME	$12,202	$12,548

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

SEMCO Energy, Inc. and its subsidiaries operate one reportable business segment: gas distribution. The Company’s gas distribution business segment distributes and transports natural gas to approximately 287,000 customers in Michigan and approximately 124,000 customers in Alaska. These operations are known together as the “Gas Distribution Business.” The Gas Distribution Business is subject to regulation by the Michigan Public Service Commission (“MPSC”) and the City Commission of Battle Creek (“CCBC”) in Michigan and the Regulatory Commission of Alaska (“RCA”) in Alaska.
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
Under the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q, certain footnotes and other financial statement information normally included in the year-end financial statements of the Company have been condensed or omitted in the accompanying unaudited financial statements. These financial statements prepared by the Company should be read in conjunction with the financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K filed with the SEC. The information in the accompanying financial statements reflects, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the information shown, subject to year-end and other adjustments, as later information may require or warrant.

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

Goodwill and Goodwill Impairments - The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” Under these standards, the Company is required to perform impairment tests on its goodwill annually or at any time when events occur which could impact the value of the Company’s business segments. If an impairment test of goodwill shows that the carrying amount of the goodwill is in excess of the fair value, a corresponding impairment loss would be recorded in the Consolidated Statements of Operations.
The 2006 annual impairment tests for the Company’s business units will be conducted during the third and fourth quarters of 2006. There were no changes in the carrying amount of goodwill for the three-month period ended March 31, 2006.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Gas	Corporate
	Distribution	and	Total
	Segment	Other	Company
(in thousands)

Balance as of December 31, 2005 and March 31, 2006	$140,318	$3,056	$143,374

Share-Based Compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123-R (Revised 2004) — “Share-Based Payment.” This standard supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and requires recognition of expense in the Company’s financial statements for the cost of share-based payment transactions, including stock option awards, based on the fair value of the award at the grant date. This statement also amends SFAS 95, “Statement of Cash Flows,” to require that excess tax benefits related to the excess of the share-based compensation deductible for tax purposes over the compensation recognized for financial reporting purposes be classified as cash inflows from financing activities rather than as a reduction of taxes paid in operating activities. The Company adopted this statement on January 1, 2006, using the modified prospective method described in SFAS 123-R. Under this transition method, compensation expense recognized during the three months ended March 31, 2006, included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation expense for all share-based awards granted after December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123-R. In accordance with the modified prospective method, results from prior periods have not been restated.
Prior to the adoption of SFAS 123-R, the Company accounted for share-based compensation arrangements in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” In accordance with SFAS 123, the Company chose to account for certain of its share-based compensation arrangements under APB 25 for purposes of determining net income but presented the pro forma disclosures required by SFAS 123. As a result, the Company’s net income (loss) as reported in its Consolidated Statements of Operations for periods prior to January 1, 2006, reflected compensation expense for certain of its share-based compensation arrangements calculated using the intrinsic value method provided for under the provisions and related interpretations of APB 25 rather than the fair value method provided for under SFAS 123. If all of the Company’s share-based compensation expense for periods prior to January 1, 2006, had been determined in a manner consistent with the provisions of SFAS 123, the Company’s net income (loss) available to common shareholders and related earnings (loss) per share would have been reduced to the pro forma amounts set forth in the table below.
As a result of adopting SFAS 123-R on January 1, 2006, the Company’s income before income taxes and net income available to common shareholders for the three months ended March 31, 2006, were $0.1 million lower than if the Company had continued to account for share-based compensation under APB 25. This reduction in earnings was insufficient to cause a change in basic and diluted earnings per share. Refer to Note 4 for further information about the Company’s share-based compensation arrangements.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Three
Months Ended
March 31,
2005
(in thousands excepte per share amounts)
Net income, available to common shareholders
As reported	$3,232
Add back share-based compensation expense included in reported net income, net of related tax effects	45
Deduct total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	112
Pro forma	$3,165

Earnings per share - basic
As reported	$0.11
Pro forma	$0.11
Earnings per share - diluted
As reported	$0.11
Pro forma	$0.11

NOTE 2 - SHORT-TERM BORROWINGS AND CAPITALIZATION

Short-Term Borrowings - The Company has an unsecured $120 million revolving bank credit facility, which expires on September 15, 2008 (the “Bank Credit Agreement”). Interest under the terms of the Bank Credit Agreement is at variable rates, which are based on LIBOR or prime lending rates, plus applicable margins. LIBOR-based borrowings are permitted for periods ranging from two weeks to one, two, three or six months. At March 31, 2006, the Company was utilizing $38.9 million of the borrowing capacity available under the Bank Credit Agreement, leaving approximately $81.1 million of the borrowing capacity unused. The $38.9 million of capacity being used consisted of $2.9 million of letters of credit and $36.0 million of borrowings.
Covenants in the Company’s Bank Credit Agreement require maintenance at the end of each calendar quarter of a minimum consolidated net worth of $225.0 million, adjusted annually by 50% of consolidated net income, if positive, plus 100% of the proceeds of each new capital offering conducted by the Company or any of its subsidiaries on or after June 30, 2005, net of issuance costs, less the aggregate principal amount of any junior capital which is retired, prepaid or redeemed in connection with a new capital offering (at March 31, 2006, the required minimum net worth was $225.0 million). In addition, the Bank Credit Agreement requires the Company to maintain, at the end of each fiscal quarter, a minimum interest coverage ratio of not less than 1.25 to 1 through September, 30, 2007, and not less than 1.30 to 1 thereafter, and a maximum leverage ratio of not more than 65%. The Company’s failure to comply with any of its financial covenants may result in an event of default which, if not cured or waived, could result in the acceleration of the debt under the Bank Credit Agreement or the indentures governing its outstanding debt issuances that contain cross-acceleration or cross-default provisions. In such a case, there can be no assurance that the Company would be able to refinance or otherwise repay such indebtedness, which could result in a material adverse effect on its business, results of operation, liquidity and financial condition.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 - SHORT-TERM BORROWINGS AND CAPITALIZATION (Continued)

5% Series B Convertible Cumulative Preferred Stock - Holders of shares of the 5% Series Convertible Cumulative Preferred Stock (“Preferred Stock”) are entitled to receive cumulative annual cash dividends of $10 per share, payable quarterly in cash on each February 15, May 15, August 15 and November 15. Dividends are paid in arrears on the basis of a 360-day year consisting of twelve 30-day months. Dividends on the Preferred Stock accumulated from the date of issuance and compound quarterly. On February 15, 2006, the Company paid dividends on its Preferred Stock totaling approximately $0.9 million, or $2.50 per share. The Company’s Board of Directors has also declared a dividend payable on May 15, 2006, at a rate of $2.50 per share, to Preferred Stock holders of record on May 1, 2006. For further information on the Preferred Stock, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K. Refer to Note 9 for information regarding the purchase and retirement of a portion of the Preferred Stock in April 2006.

Common Shareholder’s Equity - During the first quarter of 2006, the Company issued 8,738 shares of its Common Stock to participants in the Company’s Direct Stock Purchase and Dividend Reinvestment Plan (“DRIP”) to meet DRIP Common Stock purchase requirements. Also during the first quarter of 2006, the Company issued 46,222 shares of its Common Stock to certain of the Company's employee benefit plans. Refer to Note 9 for information regarding the issuance of 865,028 shares of the Company’s Common Stock in April 2006.

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
The Company records all derivative instruments it enters into under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 137, SFAS 138 and SFAS 149, which were amendments to SFAS 133 (hereinafter collectively referred to as “SFAS 133”). SFAS 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial position, as either an asset or liability, measured at its fair value. SFAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value are recorded in other comprehensive income for the portion of the change in value of the derivative that is an effective hedge.
An affiliate in which the Company has a 50% ownership interest (Eaton Rapids Gas Storage System or “ERGSS”) used a floating-to-fixed interest rate swap agreement to hedge the variable interest rate payments on a portion of its long-term debt. This swap was designated as a cash flow hedge, and the difference between the amounts paid and received under the swap was recorded as an adjustment to ERGSS’s interest expense over the term of the agreement. In March 2006, the swap and related long-term debt matured and ERGSS repaid the debt. The Company’s share of changes in the fair value of the swap were recorded in accumulated comprehensive income during the term of the swap. The final adjustment to the Company’s equity investment in the affiliate and in accumulated comprehensive income was an increase of less than $0.1 million.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3 - RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS (Continued)

The Company will, from time to time, enter into fixed-to-floating interest rate swaps in order to maintain its desired mix of fixed-rate and floating-rate debt. These swaps are designated as fair value hedges, and the difference between the amounts paid and received under these swaps is recorded as an adjustment to interest expense over the term of the swap agreement. If the swaps are terminated, any unrealized gains or losses are recognized pro-rata over the remaining term of the hedged item as an increase or decrease in interest expense. The Company entered into one such interest rate swap in January 2004, in order to hedge one third of its $150 million of 7.125% notes due 2008. This agreement qualifies under the provisions of SFAS 133 as a fair value hedge. In accordance with SFAS 133, the Company’s Consolidated Statements of Financial Position at March 31, 2006, included a liability of $2.1 million and a decrease in long-term debt of $2.1 million for this interest rate swap.

NOTE 4 - SHARE-BASED COMPENSATION

The Company’s 2004 Stock Award and Incentive Plan (“2004 Plan”), provides for, in various forms, the issuance of up to 1,500,000 shares of Common Stock plus any shares that become available through forfeiture or through other prescribed means from the Company’s previous long-term incentive or stock option plans after the effective date of the 2004 Plan. Awards may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other share-based awards, or performance awards. Awards granted thus far under the 2004 Plan have been in the form of (i) stock options, (ii) performance share units and restricted stock units, and (iii) restricted stock. These awards are discussed in greater detail below.
The Company also has a deferred compensation plan for its Board of Directors and an employee stock gift program. The deferred compensation plan allows for the deferral of Board member compensation, at the Board member’s election, and deferred amounts can be invested in the Company’s Common Stock. Any deferral of Board member compensation is expensed in the Company’s Consolidated Statement of Operations when earned by the Board member. The employee stock gift program provides one free share of Company Common Stock to an employee the first time he or she enrolls in the Company’s program to make contributions to the Company’s DRIP via employee payroll deductions.
At March 31, 2006, there were approximately 548,090 share-based awards available for grant to employees and Board members under the above discussed plans. There were no modifications to awards outstanding under these plans during the three-month periods ended March 31, 2006, and 2005. The Company recognized expense related to its share-based compensation arrangements of $0.4 million and $0.1 million during the three months ended March 31, 2006, and 2005, respectively. The tax benefit recognized in income in relation to this compensation expense was $0.1 million during the three months ended March 31, 2006, and was less than $0.1 million during the three months ended March 31, 2005. The Company did not capitalize any expense related to its share-based arrangements during the three months ended March 31, 2006, and 2005.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4 - SHARE-BASED COMPENSATION (Continued)

Restricted Stock Units for Executives - During 2004 and 2005, the Company issued 114,728 restricted stock units (“RSUs”) to certain Company executives under the 2004 Plan. Each RSU is equivalent to one share of Company Common Stock. 10,000 of the RSUs issued in 2004 have been forfeited because the individual to whom the RSUs were issued is no longer employed by the Company. 14,728 of the RSUs issued in 2005 vest in full on the three-year anniversary of issuance as long as the individual who received the RSUs remains employed on the vesting date. The remaining 90,000 outstanding RSUs vest at different dates over the period from issuance to March 31, 2007. Approximately 42% of these remaining 90,000 RSUs vest in full on approximately the one-year anniversary of issuance as long as the individuals who received the RSUs remain employed on the vesting date. Approximately 29% of these remaining 90,000 RSUs vest in 2006 and the remaining 29% vest in 2007, subject to the attainment of certain performance targets and as long as the individuals remain employed on the vesting dates. Notwithstanding these vesting conditions, the RSUs vest in their entirety upon a change in control of the Company. Settlement of the vested RSUs will be made in shares of the Company’s Common Stock. The earliest any such settlements would occur is 2007, unless there was a change in control of the Company.
A summary of information regarding RSUs as of March 31, 2006, and changes during the three-month period then ended is presented below:
Weigted
	Number	Average
	of	Grant Date
	RSUs	Fair Value

Non-vested at January 1, 2006	69,728	$6.04
Granted	-
Earned and vested	-
Unearned	-
Forfeited	-
Non-vested at March 31, 2006	69,728	$6.04

The grant date fair value of an RSU is equal to the price of the underlying share of the Company’s Common Stock on the grant date. During the three months ended March 31, 2006, and 2005, no RSUs were granted or settled in shares of Common Stock. During the three months ended March 31, 2005, 20,000 RSUs were earned and vested but, under the terms of the RSUs, will not convert to shares of Common Stock until 2007 unless there is a change in control of the Company. As of March 31, 2006, there was a total of 35,000 RSUs earned and vested. As of March 31, 2006, there was $0.2 million of total unrecognized compensation cost related to non-vested RSUs granted under the 2004 Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4 - SHARE-BASED COMPENSATION (Continued)

Employee Performance Share Units - The Company also grants performance share units (“PSUs”) to certain of its employees under the 2004 Plan. During the first quarter of 2006, the Company issued 225,705 PSUs at target (“Target Grant”). Each PSU is equivalent to one share of Company Common Stock. Under the terms of the PSUs, the grantee can vest in PSUs equivalent to 25% to 150% of the Target Grant if actual performance results are within 25% to 150% of the target performance goals. Following a three-year performance period, a percentage of PSUs will vest if the individuals who received the PSUs are actively employed with the Company on the last day of the performance period and if the threshold level of performance is met or exceeded with respect to at least one of the established performance goals. Notwithstanding these vesting conditions, the PSUs vest in their entirety upon a change in control of the Company. Settlement of vested PSUs will be made in shares of the Company’s Common Stock. The earliest any such settlements would occur is 2008, unless there was a change in control of the Company.
A summary of information regarding PSUs as of March 31, 2006, and changes during the three-month period then ended is presented below:
		Weighted
	Number	Average
	of	Grant Date
	PSUs	Fair Value

Non-vested at January 1, 2006	168,667	$6.15
Granted	225,705	5.39
Earned and vested	-	-
Unearned	-	-
Forfeited	-	-
Non-vested at March 31, 2006	394,372	$5.72

The grant date fair value of a PSU is equal to the price of the underlying share of the Company’s Common Stock on the grant date. The weighted-average grant date fair value of PSUs granted during the three months ended March 31, 2006 and 2005 was $5.39 per unit and $6.15 per unit, respectively. There were no PSUs settled in shares of Common Stock during the three months ended March 31, 2006, and 2005. As of March 31, 2006, there was $1.7 million of total unrecognized compensation cost related to non-vested PSUs granted under the 2004 Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock for Directors - The Company grants shares of restricted stock to non-employee Directors under the 2004 Plan as part of the compensation paid to Directors. The restricted stock vests over a three-year period as long as the individuals who received the restricted stock continue to serve on the Board of Directors on the vesting dates. Notwithstanding these vesting conditions, the restricted stock for Directors vests in its entirety upon a change in control of the Company.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4 - SHARE-BASED COMPENSATION (Continued)

A summary of information regarding restricted stock as of March 31, 2006, and changes during the three-month period then ended is presented below:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Shares	Fair Value

Non-vested at January 1, 2006	161,500	$5.83
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2006	161,500	$5.83

The grant date fair value of a share of Restricted Stock is equal to the price of a share of the Company’s Common Stock on the grant date. During the three months ended March, 31, 2006, and 2005, no shares of restricted stock were granted or vested. As of March 31, 2006, there was $0.7 million of total unrecognized compensation cost related to non-vested restricted stock granted under the 2004 Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Options to Purchase Common Stock - The exercise price of all stock options granted under the 2004 Plan is equal to the average of the high and low market price on the options grant date. The options vest over the three-year period following the date of grant and expire ten years from the date of grant. Both the number of options granted and the exercise price are adjusted for any stock dividends and stock splits occurring during the life of the options. The fair values of the options were estimated at the grant date using a Black-Scholes option pricing model and the weighted average assumptions shown in the table below:

	Three Months Ended
	March 31,
	2006	2005

Expected volatility	35.47%	42.25%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.70%	3.97%
Average expected term (years)	5	5

The expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical data and other factors to estimate option exercise and employee termination within the model. The expected term of options granted is derived from historical data and other factors and represents the period of time that options granted are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4 - SHARE-BASED COMPENSATION (Continued)

A summary of information regarding options as of March 31, 2006, and changes during the three-month period then ended is presented below:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Instrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Term (years)	(in thousands)

Outstanding at January 1, 2006	1,159,359	$8.38
Granted	192,372	5.39
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2006	1,351,731	$7.96	7.05	$182,027

Exercisable at March 31, 2006	902,700	$9.15	5.99	$138,808

The weighted-average grant date fair value of options granted during the three months ended March 31, 2006, and 2005, was $2.11 and $2.62, respectively. During the three months ended March 31, 2005, the total intrinsic value of options exercised and the total cash received and tax benefits realized from the exercise of options were immaterial. As of March 31, 2006, there was $1.0 million of total unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan. That cost is expected to be recognized over a weighted-average period of 2 years.
For further information regarding the impact of the adoption of SFAS 123-R on share-based compensation, refer to the caption “Share-Based Compensation” in Note 1.

NOTE 5 - EARNINGS PER SHARE

The Company computes earnings per share (“EPS”) in accordance with SFAS 128, “Earnings per Share.” SFAS 128 requires the computation and presentation of two EPS amounts, basic and diluted. Basic EPS is computed by dividing income available to holders of the Company’s Common Stock by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the weighted average number of common shares outstanding is increased to include any shares that would be available if outstanding stock options were exercised, shares of Preferred Stock and Convertible Preference Stock (“CPS”) were converted to shares of Common Stock, shares of non-vested restricted stock were fully vested, and RSUs and PSUs were settled in shares of Common Stock. However, the diluted EPS calculation does not include these potential shares in instances when their inclusion in the diluted EPS calculation results in an EPS figure that is anti-dilutive when compared to basic EPS.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5 - EARNINGS PER SHARE (Continued)

The following table indicates the potential dilutive impact of the Company’s dilutive securities on average Common Stock shares outstanding and potential adjustments to the Company’s Consolidated Statements of Operations when computing diluted EPS:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Potential dilutive impact on average common shares outstanding when calculating diluted earnings per share
Assumed conversion of convertible cumulative preferred stock	9,150	1,576
Assumed conversion of convertible preference stock	-	6,547
Assumed exercise of stock options	19	43
Assumed settlement of restricted stock units and performance share units	193	29
Assumed vesting of non-vested restricted stock	44	-

Potential income statement adjustments when calculating diluted earnings per share
Eliminate dividends on convertible cumulative preferred stock assumed converted	$948	$152
Eliminate dividends and repurchase premium on convertible preference stock assumed converted	$-	$9,112

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5 - EARNINGS PER SHARE (Continued)

The following table outlines the computations of basic and diluted EPS for the three months ended March 31, 2006, and 2005. The potential adjustments indicated in the previous table are not included in the following computations of diluted EPS if their impact for a given period is antidilutive when compared to basic EPS for the period:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except per share amounts)
Average common shares outstanding
Issued	33,726	28,425
Adjustments to reconcile to average common shares outstanding for purposes of computing basic EPS:
Subtract non-vested restricted stock	(161)	-
Add shares issuable under fully vested restricted stock units	35	-
As adjusted - basic	33,600	28,425
Adjustments to reconcile to average common shares outstanding for purposes of computing diluted EPS:
Assumed conversion of convertible cumulative preferred stock	9,150	1,576
Assumed conversion of convertible preference stock	-	-
Assumed exercise of stock options	19	43
Assumed settlement of restricted stock units and performance share units	193	29
Assumed vesting of non-vested restricted stock	44	-
Diluted	43,006	30,073

Net income available to common shareholders
As reported - basic	$11,190	$3,232
Adjustments to reconcile to net income available to common shareholders for purposes of computing diluted EPS:
Eliminate dividends on convertible cumulative preferred stock assumed converted	948	152
Eliminate dividends and repurchase premium on convertible preference stock assumed converted	-	-
Diluted	$12,138	$3,384

Earnings per share from net income available to common shareholders
Basic	$0.33	$0.11
Diluted	$0.28	$0.11

NOTE 6 - BUSINESS SEGMENTS

The Company has one reportable business segment known as the Gas Distribution Business. Under SFAS 131, a business segment that does not exceed certain quantitative levels is not considered a reportable business segment. Instead, business segments that do not exceed the quantitative thresholds are combined and reported in a separate category with other business activities that do not meet the definition of a business segment. The Company refers to this other category as “Corporate and Other.” For a description of the Company’s Gas Distribution Business segment and a description of the Company’s non-separately reportable business segments included in Corporate and Other, refer to Note 1. For information regarding the determination of reportable business segments, refer to Note 11 of the Notes to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K.
The accounting policies of the Company’s business segments are the same as those described in Notes 1 and 11 of the Notes to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K, except that intercompany transactions have not been eliminated in determining individual segment results.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6 - BUSINESS SEGMENTS (Continued)

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
The following table provides business segment information as well as a reconciliation of the segment information to the applicable line in the Consolidated Financial Statements:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Operating revenues
Gas distribution	$268,764	$223,448
Corporate and other	4,643	5,135
Reconciliation to consolidated financial statements
Intercompany Eliminations (a)	(1,931)	(2,023)
Consolidated operating revenues	$271,476	$226,560

Operating income (loss)
Gas distribution	$28,324	$29,710
Corporate and other	710	433
Consolidated operating income	$29,034	$30,143

Depreciation and amortization
Gas distribution	$6,816	$6,623
Corporate and other	333	355
Consolidated depreciation and amortization	$7,149	$6,978

(a)
Includes the elimination of intercompany gas distribution revenue $53 for the three months ended March 31, 2006, and $50 for the three months ended March 31, 2005. Includes the elimination of intercompany corporate and other revenue of $1,878 for the three months ended March 31, 2006, and $1,973 for the three months ended March 31, 2005.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the components of the Company’s net pension benefit and net other postretirement benefit costs:

	Pension Benefits
	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Components of net benefit cost
Service cost	$917	$717
Interest cost	1,296	1,211
Expected return on plan assets	(1,485)	(1,359)
Amortization of transition obligation	-	-
Amortization of prior service cost	27	27
Amortization of net loss	724	590
Net benefit cost	$1,479	$1,186

	Other Postretirement Benefits
	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Components of net benefit cost
Service cost	$163	$123
Interest cost	487	471
Expected return on plan assets	(578)	(541)
Amortization of transition obligation	17	17
Amortization of prior service cost	(71)	(71)
Amortization of net (gain) or loss	105	65
Amortization of regulatory asset	225	225
Net benefit cost	$348	$289

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Environmental Issues - Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. Residual byproducts of these processes may have caused environmental conditions that require investigation and remediation. The Company owns seven sites in Michigan where such manufactured gas plants were located. Even though the Company never operated manufactured gas facilities at four of the sites, and did so at another site for only a brief period of time, the Company is subject to local, state and federal laws and regulations that require, among other things, the investigation and, if necessary, the remediation of contamination associated with these sites, irrespective of fault, legality of initial activity, or ownership, and which may impose liability for damage to natural resources. The Company has complied with the applicable Michigan Department of Environmental Quality (“MDEQ”) requirements, which require current landowners to mitigate unacceptable risks to human health from the byproducts of manufactured gas plant operations and to notify the MDEQ and adjacent property owners of potential contaminant migration. The Company is currently investigating these sites and anticipates conducting any necessary additional investigatory and remediation activities as appropriate. The Company has already remediated and closed a site related to one of the manufactured gas plant sites, with the MDEQ’s approval.
The Company is also attempting to identify other potentially responsible parties to bear some or all of the costs and liabilities associated with the investigatory and remediation activities at several of these sites and also is pursuing recovery of the costs of these activities from insurance carriers. The Company is unable to predict, however, whether and to what extent it will be successful in involving other potentially responsible parties in investigatory or remediation activities, or in bearing some or all of the costs thereof, or in securing insurance recoveries for some or all of the costs associated with these sites.
The Company also is unable to estimate, at present, the costs that may be incurred in connection with the investigation and remediation of these sites or other potential environmental liabilities relating to these sites. In accordance with an MPSC accounting order, environmental assessment and remediation costs associated with certain manufactured gas plant sites and other environmental expenses are deferred and amortized over ten years. Rate recognition of the related amortization expense does not begin until the costs are subject to review in a base rate case.

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
In October 2004, two Company subsidiaries (SEMCO Energy Services, Inc. and SEMCO Pipeline Company) were added as defendants in a putative class action lawsuit brought in federal district court in West Virginia alleging that the approximately 30 defendants named in the lawsuit engaged in gas marketing activities that violated state and federal anti-trust laws and otherwise tortiously interfered with the business opportunities of the plaintiffs from 1996 to the present. On October 4, 2005, the court granted a motion to dismiss filed by certain defendants, including the Company’s subsidiaries, as to federal anti-trust claims arising prior to October 25, 2000. On January 30, 2006, the court declined a request that it amend its dismissal order to include any state anti-trust claims arising during the same period. The Company has filed a motion for summary judgment raising defenses with respect to all remaining claims. The Company sold its gas marketing business in 1999.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

In September 2002, the Company agreed to relocate its headquarters to Port Huron, Michigan, and leased part of a new office building in Port Huron from Acheson Ventures LLC (“Acheson”). As part of the transaction, Acheson agreed to sublease office space occupied by the Company in Farmington Hills, Michigan, and, beginning in February 2005, began to pay the Company’s Farmington Hills lease costs (approximately $36,000/month until March 31, 2011, when the Farmington Hills lease expires), as agreed. In June 2005, Acheson ceased making these payments, ostensibly because the Company had breached its obligations by maintaining a satellite office in Troy, Michigan, for certain executives who also have offices in the Company’s Port Huron headquarters. The Company has filed an action in Michigan state court, seeking (i) damages for Acheson’s failure to pay the Company’s Farmington Hills lease costs, and (ii) a declaratory judgment that the Company has met its obligations to Acheson. On January 16, 2006, Acheson answered the Company’s complaint, filed counter-claims alleging breach of contract, fraud, and negligent misrepresentation, and sought a change of venue for these proceedings, to Port Huron, Michigan. The Company made filings to answer Acheson’s counter claims, denying any liability to Acheson, and opposing a change of venue. The court subsequently ruled that venue for this case was properly laid in Oakland County, Michigan.
To mitigate its damages, the Company has been paying the Farmington Hills lease costs and has been attempting to market the space to prospective subtenants, since the time Acheson ceased making the payments. In March 2006, the Company entered into a sublease with a subtenant that will pay a portion of these lease costs. As a result of this sublease agreement, the Company recorded a $1.2 million pre-tax loss in the first quarter of 2006 representing the difference between the present value of the amount it expects to receive from the subtenant and the present value of the remaining amount owed to the landlord under the terms of the lease.

NOTE 9 - SUBSEQUENT EVENTS

On April 24, 2006, the Company issued 865,028 shares of the Company’s Common Stock and paid $5.0 million in cash to a holder of the Company’s Preferred Stock, in exchange for 50,884 shares of Preferred Stock. The Company retired these shares of Preferred Stock.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OTHER INFORMATION

Summary of Results of Operations - The discussions in this section are summarized and intended to provide an overview of the results of Company operations. In most instances, the items discussed here are covered in greater detail in later sections of Management’s Discussion and Analysis. Any variances in results in this section are quantified on an after-tax basis. The Company uses an effective income tax rate of 36.8% to estimate these after-tax amounts. All references to EPS in Management’s Discussion and Analysis are on a fully diluted basis. For information related to the calculation of diluted EPS, refer to Note 5 of the Condensed Notes to the Unaudited Consolidated Financial Statements. The following table summarizes the Company’s operating results for the three months ended March 31, 2006, and March 31, 2005:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except
	per share amounts)

Operating revenues	$271,476	$226,560
Operating expenses	242,442	196,417
Operating income	$29,034	$30,143
Other income (deductions)	(9,993)	(10,548)
Income tax expense	(6,903)	(7,099)
Net income	$12,138	$12,496
Dividends on convertible cumulative preferred stock	948	152
Dividends and repurchase premium on convertible preference stock	-	9,112
Net income available to common shareholders	$11,190	$3,232

Earnings per share
Basic	$0.33	$0.11
Diluted	$0.28	$0.11

Average common shares outstanding
Basic	33,600	28,425
Diluted	43,006	30,073

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

The Company’s net income available to common shareholders was $11.2 million (or $0.28 per share) for the three months ended March 31, 2006, compared to $3.2 million (or $0.11 per share) for the three months ended March 31, 2005. The primary factor contributing to the higher earnings for the first quarter of 2006 was a payment of approximately $8.2 million included in the results for the first quarter of 2005, which was associated with the repurchase of the Company’s CPS and certain Common Stock warrants (the “Warrants”) in March 2005. A decrease in financing costs also increased net income for the three months ended March 31, 2006, by approximately $0.5 million when compared to the three months ended March 31, 2005. A decrease in gas sales margin decreased net income for the first quarter of 2006 by approximately $0.2 million when compared to the first quarter of 2005. Gas sales margins decreased despite base rate increases in Michigan that were effective after the first quarter of 2005 and the addition of new customers in both Michigan and Alaska. The positive impact of the base rate increases and the addition of new customers was offset by a decrease in volumes of gas sold due to warmer weather, energy efficiency improvements in appliances and building methodologies, and energy conservation by customers. The Company believes that energy conservation by customers has increased recently in response to increases in the market price of natural gas. An increase in operating expenses also decreased net income by approximately $0.7 million during the three months ended March 31, 2006, when compared to the three months ended March 31, 2005. This increase in operating expenses was due primarily to a charge incurred in connection with a sublease entered into during the first quarter of 2006 and increases in employee benefit costs and uncollectible customer accounts.

The Impact of Higher Natural Gas Prices - The market price of natural gas increased substantially during the second half of 2005. The Company believes this increase was caused, in large part, by the impact of Hurricanes Katrina and Rita on drilling, production, pipelines and processing facilities in and around the Gulf of Mexico, along with the supporting infrastructure and resources for those facilities. Since mid-December 2005, natural gas prices have receded from levels established earlier in December 2005. This recent decline in prices may be attributable, among other factors, to reduced customer gas consumption in reaction to high prices, relatively warm weather during the first quarter of 2006 throughout the midwestern and eastern portions of the United States, and relatively high levels of working gas in storage in comparison to average levels over the last five years. Despite the recent pullback in natural gas prices, future prices still remain relatively high for the upcoming 2006-2007 winter heating season. The Company believes that higher natural gas prices will persist and remain volatile due to factors including an apparent imbalance between natural gas supplies and demand resulting from, among other things, the use of substantial amounts of natural gas to generate electricity and environmental and other restrictions on natural gas exploration and production.
When gas prices are volatile and increase substantially (such as has occurred during the past year), the Company may require approval in certain of its regulatory jurisdictions to increase the commodity, or gas cost recovery (“GCR”), component of rates, to ensure the timely recovery of the cost of gas purchased for sale to customers. In addition, higher gas costs may decrease customer consumption, increase delinquent or uncollectible accounts, and increase the value of lost and unaccounted for (“LAUF”) natural gas volumes. These and other factors could result in an increase in working capital requirements and the need for the Company to borrow additional amounts under its Bank Credit Agreement.

 PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

The Company has been addressing, and continues to address, the expected impact of higher and more volatile natural gas prices by (i) seeking GCR rate increases in Michigan to recover the cost of gas on a timely basis, (ii) monitoring the Company’s working capital requirements, (iii) evaluating customer consumption, and (iv) monitoring customer payment patterns in Michigan and Alaska. In addition, the Company is currently assessing the need for changes in rate design, changes in ratemaking conventions (including the treatment of LAUF gas costs and uncollectible customer accounts), and increases in revenues to be collected from customers, with a view towards addressing, among other things, the impact of higher and more volatile natural gas prices. Refer to the section of Management’s Discussion and Analysis entitled “Regulatory Matters” for additional information on the status of the Company’s analysis.
During the past 12 months, the Company has been successful in obtaining GCR rate increases on a timely basis to recover higher gas costs. This has helped reduce the Company’s working capital requirements by eliminating the need to finance for an extended period any under-recovery of gas costs not recouped in current GCR rates. Higher gas costs have increased the Company’s need for additional working capital for other purposes, however, such as to finance gas purchases at higher market prices, finance storage inventory and carry accounts receivable. For example, at March 31, 2005, the Company had $17.2 million of cash and cash equivalents and no short-term borrowings, while at March 31, 2006, the Company had $4.3 million in cash and cash equivalents and $36.0 million in short-term borrowings. The Company uses its Bank Credit Agreement to fund its working capital requirements, which normally peak around year-end or in early January due to the seasonal nature of the Company’s business.
The Company believes that higher gas costs, to the extent they are reflected in GCR rates, have affected, and will continue to affect, gas consumption by customers, who are induced by higher prices to conserve. The Company is unable to estimate, with certainty, the amount of future conservation (if any) that is likely to occur. Based on normalized 2005 consumption, however, the Company estimates that every one percent decrease in customer consumption in Michigan may cause decreases in 2006 gas sales margin of approximately (i) $0.2 million to $0.3 million for the first quarter, (ii) less than $0.1 million for the second quarter and the third quarter, (iii) $0.1 million to $0.2 million for the fourth quarter, and (iv) $0.5 million to $0.6 million for the year. Based on normalized 2005 consumption, the Company estimates that every one percent decrease in customer consumption in Alaska may cause decreases in 2006 gas sales margin of approximately (i) $0.1 million to $0.2 million for the first quarter, (ii) less than $0.1 million for the second quarter and the third quarter, (iii) $0.1 million to $0.2 million for the fourth quarter, and (iv) $0.3 million to $0.4 million for the year. Refer to the section in Management’s Discussion and Analysis titled “The Impact of Weather and Energy Conservation” for customer consumption information for the three months ended March 31, 2006 and 2005.
Higher gas costs, to the extent they are reflected in GCR rates, may also affect the ability of some customers to pay their bills for gas service on time or in full. The Company is, and has been, monitoring customer payment patterns closely and encouraging customers to elect budget-type levelized payment plans, to spread winter heating season bills over a twelve-month period. In addition to disconnecting service to delinquent customers, as necessary and permitted, the Company refers customers to sources of charitable and public assistance. The Company also participates in efforts to secure charitable donations that will provide such assistance.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

The Company’s expense for uncollectible gas sales customer accounts as a percent of gas sales revenue was 0.42% for 2005, 0.43% for 2004 and 0.50% for 2003. Assuming that future expense for uncollectible accounts as a percent of annual gas sales revenue is similar to the experience in 2005, for each 10% increase in annual gas sales revenue (principally driven by the change in natural gas prices), there would be an expected increase in annual expense for uncollectible accounts of approximately $0.2 million. The Company’s expense for uncollectible gas sales customer accounts was $0.9 million and $0.4 million for the three months ended March 31, 2006, and 2005, respectively. The Company’s expense for uncollectible gas sales customer accounts as a percent of gas sales revenue for the trailing twelve months was 0.47% at March 31, 2006, compared to 0.30% at March 31, 2005. The Company cannot provide any assurance that its future expense for uncollectible accounts will be consistent with its prior experience, in view of the increased cost of natural gas and related rate increases and other factors affecting customer payment patterns (including regulations governing service disconnections).
The Company also expects that higher gas costs will increase the expense associated with LAUF gas in its Michigan service areas, assuming that LAUF volumes are consistent with LAUF volumes in prior periods. Annual LAUF volumes in Michigan have ranged from 0.5% to 1.4% of volumes sold and transported in the Company’s Michigan service area over the last 10 years. The Company’s Michigan gas distribution operation typically accounts for 48% to 57% of total volumes sold and transported by the Company. LAUF gas volumes in Michigan were 0.83% and 0.89% of volumes sold and transported for the three months ended March 31, 2006, and 2005, respectively. The expense associated with LAUF gas in Michigan was $1.8 million and $1.5 million for the three months ended March 31, 2006, and 2005, respectively.

The Impact of Weather and Energy Conservation - Temperature fluctuations and energy conservation have a significant impact on operating results of the Company. Accordingly, the Company believes that information about normal temperatures and consumption is useful for understanding its business and operating results.
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
Many of the Company’s customers appear to be continuing a pattern of conserving energy by utilizing energy efficient heating systems, insulation, alternative energy sources, and other energy saving devices and techniques. During the past several years, average annual per customer gas consumption has been decreasing. In addition, increases in natural gas prices appear to have increased conservation efforts by customers, prompting them to “dial down” their thermostats. The Company expects this conservation trend to continue as an era of higher and more volatile natural gas prices influences customer consumption patterns.
The following table provides temperature and customer consumption data for the three-month periods ended March 31, 2006, and March 31, 2005:

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

	Three Months Ended
	March 31,
	2006	2005
Michigan
Degree days (DD) (a)
Actual	2,942	3,411
Normal (b)	3,294	3,254
Actual DD as a percent of normal DD	89.3%	104.8%
Percent by which actual DD differ from:
Normal DD (c)	(10.7)%	4.8%
Prior year actual DD (d)	(13.7)%	2.3%

Average gas consumption per customer (Mcf)
Residential gas sales customers	41.2	50.7
Residential gas sales customers normalized (e)	46.1	48.3
Percent by which residential gas sales customers normalized differs from prior year residential gas sales customers normalized (f)	(4.6)%	(4.5)%

All gas sales customers	57.6	70.9
All gas sales customers normalized (e)	64.5	67.6
Percent by which all gas sales customers normalized differs from prior year all gas sales customers normalized (f)	(4.6)%	(5.1)%

Alaska
Degree days (DD) (a)
Actual	4,119	3,679
Normal (b)	3,892	3,979
Actual DD as a percent of normal DD	105.8%	92.5%
Percent by which actual DD differ from:
Normal DD (c)	5.8%	(7.5)%
Prior year actual DD (d)	12.0%	(8.7)%

Average gas consumption per customer (Mcf)
Residential gas sales customers	69.4	63.9
Residential gas sales customers normalized (e)	65.5	69.1
Percent by which residential gas sales customers normalized differs from prior year residential gas sales customers normalized (f)	(5.2)%	(0.6)%

All gas sales customers	82.8	76.8
All gas sales customers normalized (e)	78.2	83.0
Percent by which all gas sales customers normalized differs from prior year all gas sales customers normalized (f)	(5.8)%	(1.4)%

(a)
Degree days are a measure of coldness determined daily as the number of degrees the average temperature during the day in question is below 65 degrees Fahrenheit. Degree days for a particular period are determined by adding the degree days incurred during each day of the period.

(b)
Normal degree days for a particular period is the average of degree days during the prior fifteen years. Beginning in 2006, normal degree days for the Company’s Alaska operations is determined using a ten-year average of degree days rather than a fifteen-year average.

(c)	The percent by which actual degree days differ from normal degree days is often referred to as the percent by which temperatures were colder (warmer) than normal.

(d)	The percent by which actual degree days differ from prior period actual degree days is often referred to as the percent by which temperatures were colder (warmer) than the prior period.

(e)
Normalized average gas consumption is determined by dividing the actual average gas consumption by actual degree days as a percent of normal degree days. The normalized average gas consumption represents an estimate of what average gas consumption would have been if during the period in question, actual degree days had equaled normal degree days.

(f)
The percent by which normalized average gas consumption differs from prior period normalized average gas consumption represents an estimate of the percentage change in gas consumption from one period to the next caused by factors other than temperature variations. This change can relate to various factors but is likely due to changes in energy conservation by customers.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

The Company has estimated that, in its Michigan service area, temperatures were approximately 10.7% warmer than normal during the first quarter of 2006 and approximately 4.8% colder than normal during the first quarter of 2005. In the Company’s Alaska service area, temperatures are estimated to have been approximately 5.8% colder than normal during the first quarter of 2006 and approximately 7.5% warmer than normal during the first quarter of 2005.
The Company has estimated that, in its Michigan service area, normalized average gas consumption during the first quarter of 2006 for all gas sales customers decreased by approximately 4.6%, when compared to 2005. In the Company’s Alaska service area, normalized average gas consumption during the first quarter of 2006 for all gas sales customers decreased by an estimated 5.8%, when compared to 2005.
The Company estimates that the combined variations from normal temperatures and decrease in normalized gas consumption decreased net income by approximately $2.8 million during the first quarter of 2006 and approximately $0.8 million during the first quarter of 2005.

Regulatory Matters - The Company is (i) evaluating various rate design alternatives and current ratemaking conventions in anticipation of seeking MPSC approval of possible changes in the methods by which the Company charges customers for gas service, and (ii) analyzing its revenue needs in anticipation of seeking MPSC approval of increases in the rates the Company charges customers for natural gas service. This effort includes assessing whether the Company should continue to recover its costs of serving customers, in part, through volumetric rates, or whether a fixed charge recovery of the Company’s fixed costs would better align the interests of customers and the Company by breaking the link between customer consumption and the Company’s revenues. Breaking this link would enable the Company to promote conservation, without harming the Company financially. The Company’s analyses also include evaluating the current methodologies for recovering LAUF gas costs and uncollectible customer accounts in MPSC-approved rates. The Company expects to complete this work and submit an application to the MPSC, for approval of any proposed rate design changes and changes in base rates, in the second quarter of 2006.

Business Segment Overview - The Company has one reportable business segment known as the Gas Distribution Business. The Company’s other business segments that do not meet the quantitative thresholds required to be reportable business segments are combined and included reported in a separate category with other business activities that do not meet the definition of a business segment. The Company refers to this other category as “Corporate and Other.” For a description of the Company’s Gas Distribution Business and a description of the non-separately reportable business segments included in Corporate and Other, refer to Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements.  For a summary of operating revenues and operating income by business segment, refer to Note 5 of the Condensed Notes to the Unaudited Consolidated Financial Statements.
The Gas Distribution Business segment analysis and other discussions below provide additional information regarding variations in operating results when comparing the three-month period ended March 31, 2006, to the same period of the prior year. The Company evaluates the performance of its business segments based on operating income. Operating income does not include income taxes, interest expense, discontinued operations or other non-operating income and expense items. A review of the non-operating items follows the business segment discussion.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT

Seasonality - The Company's Gas Distribution Business is seasonal with the majority of its operating revenue realized during the winter heating season each year. As a result, a substantial portion of the Company's annual income is earned during the first and fourth quarters of the year. Therefore, the Company's results of operations for the three months ended March 31, 2006, and 2005, are not necessarily indicative of results for a full year.
The Company’s Gas Distribution Business consists of operations in Michigan and Alaska. The Michigan operation is sometimes referred to as “SEMCO Gas” and the Alaska operation is sometimes referred to as “ENSTAR.”

Gas Sales Revenue - The Company’s gas sales revenue was $256.5 million for the three months ended March 31, 2006, compared to $211.7 million for the three months ended March 31, 2005. The most significant factor causing the change in gas sales revenue from period-to-period is the change in the cost of gas sold. A significant portion of the Company’s cost of gas sold is accounted for by the Company’s GCR pricing mechanisms, which allow for the adjustment of rates charged to customers to reflect increases and decreases in the cost of gas purchased by the Company. Under these mechanisms, customers are charged rates that allow the Company to recoup its cost of gas purchased for sale to customers, subject, in the Company’s Michigan service territory regulated by the MPSC, to a review by the MPSC of the Company’s GCR gas purchase plan and the reasonableness of actual purchases and procurement practices. In Alaska, gas supply contracts are reviewed by the RCA at the time the Company enters into those contracts. As a result of the use of these mechanisms, in the absence of regulatory disallowances, for any increase or decrease in cost of gas sold, there is a corresponding increase or decrease in gas sales revenue. Refer to the caption “Cost of Gas, Gas Charges Recoverable from Customers, and Amounts Payable to Customers” in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2005 Annual Report on Form 10-K for further information on cost of gas and the GCR mechanisms. Management generally evaluates changes in gas sales margin rather than gas sales revenue, due to the fluctuations caused by market-driven changes in cost of gas sold. Please refer to the Gas Sales Margin section below for a detailed variance analysis.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

	Three Months Ended
	March 31,
	2006	2005
	(dollars in thousands)

Gas sales revenues	$256,483	$211,732
Cost of gas sold	212,604	167,596

Gas sales margin	$43,879	$44,136
Gas transportation revenue	9,392	9,228
Other operating revenue	2,889	2,488

	$56,160	$55,852
Operation and maintenance	18,154	16,429
Depreciation and amortization	6,816	6,623
Property and other taxes	2,866	3,090

Operating income	$28,324	$29,710

Volumes of gas sold (MMcf)	26,631	28,945
Volumes of gas transported (MMcf)	14,523	14,341

Number of customers at end of period	411,261	400,699
Degree Days
Alaska	4,119	3,679
Michigan	2,942	3,411
Percent colder (warmer) than normal
Alaska	5.8%	(7.5)%
Michigan	(10.7)%	4.8%

The amounts in the above table include intercompany transactions.

Gas Sales Margin - The Company’s gas sales margin is derived primarily from customer service fees and consumption-based distribution charges. The customer service fees are fixed amounts charged to customers each month. Distribution charges vary each month because they are based on the volume of gas consumed by customers. There are four primary factors that have historically impacted gas sales margin and may impact future gas sales margin. These factors are changes in: (i) customer gas consumption; (ii) the number of gas sales customers; (iii) LAUF gas; and (iv) customer rates, including gas cost savings.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

Changes in customer gas consumption from one year to another have historically been attributable primarily to the impact of changes in temperatures between periods. More recently, however, other factors (including conservation by customers, the increasing use of more energy efficient gas furnaces and appliances, the addition of new energy efficient homes to the Company’s gas distribution system and the price of natural gas) have contributed more significantly than in the past to changes in per customer gas consumption. A decrease in customer gas consumption during the three months ended March 31, 2006, decreased gas sales margin by approximately $3.3 million, when compared to the same period ended March 31, 2005. During the first quarter of 2006, actual consumption per gas sales customer in Michigan decreased by approximately 18.8% when compared to the first quarter of 2005. In Alaska, there was an increase in actual consumption per gas sales customer of approximately 7.8% when comparing the same periods. Normalized consumption per gas sales customer decreased by an estimated 4.6% in Michigan and an estimated 5.8% in Alaska, when comparing the first quarter of 2006 to the first quarter of 2005. The Company believes the decrease in normalized gas consumption per gas sales customer was due in large part to conservation prompted by the increased cost of natural gas. In addition to the decrease in customer consumption caused by conservation, there was also a decrease in consumption as a result of temperatures in Michigan during the first quarter of 2006 that were approximately 13.7% warmer than during the first quarter of 2005. This was partially offset by the impact of temperatures in Alaska during the first quarter of 2006, which were approximately 12.0% colder than during the first quarter of 2005. For further details on customer consumption, refer to Management’s Discussion and Analysis under the captions “The Impact of Higher Natural Gas Prices” and “The Impact of Weather and Energy Conservation.”
The average number of gas distribution customers in Michigan (excluding customers acquired in the acquisition of Peninsular Gas Company in June 2005) and Alaska has increased annually by an average of 1.4% and 3.3%, respectively, during the past three years. For the three-month period ended March 31, 2006, the average number of gas distribution customers in Michigan (excluding customers acquired in the acquisition of Peninsular Gas Company in June 2005) and Alaska increased by 0.9% and 3.7%, respectively, when compared to the three-month period ended March 31, 2005. The additional customers increased gas sales margin for the first quarter of 2006 by approximately $0.8 million when compared to the first quarter of 2005. Customers added to the Company’s Michigan operation as a result of the acquisition of Peninsular Gas Company contributed $0.3 million to gas sales margin during the first quarter of 2006.
LAUF gas is a term used in the natural gas distribution industry to refer to the difference between the gas that is measured and injected into the Company’s gas distribution system and the amount of gas measured at customer meters. Typically, there is more gas measured as purchased and transported into a utility’s distribution pipeline system than is actually measured as sold and transported out of a utility’s distribution pipeline system. There are a number of reasons for this LAUF gas, including measurement errors and leaks. The annual LAUF gas volumes in Michigan have ranged from 0.5% to 1.4% of total gas volumes sold and transported in Michigan over the last ten years. An increase in LAUF gas decreased gas sales margin for the three months ended March 31, 2006, by approximately $0.3 million, when compared to the same period ended March 31, 2005. The cost of LAUF gas is affected by the underlying commodity cost and rate mechanisms employed to price LAUF gas volumes and recover this cost from customers.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

The remainder of the change in gas sales margin was due primarily to changes in rates and gas cost savings, as well as other miscellaneous factors. During the three months ended March 31, 2006, these factors increased gas sales margin by approximately $2.2 million, when compared to the three months ended March 31, 2005. There was an increase in customer rates effective on March 31, 2005, for MPSC-regulated customers. The rate increase for MPSC-regulated customers was the result of a settlement agreement reached with the MPSC. The CCBC approved new rates for CCBC-regulated customers, effective in April 2005, and the use of a GCR pricing mechanism, effective in April 2005. During the first three months of 2005, the Company’s service area regulated by the CCBC was not operating under a GCR pricing mechanism, and certain gas cost savings allowed under the terms of a gas supply and management agreement (which expired March 31, 2005) were retained by the Company. For information on new rates and rate cases filed by the Company, refer to Note 2 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2005 Annual Report on Form 10-K. For further information regarding the Company’s natural gas supply and management agreements, GCR pricing mechanisms and gas cost savings, refer to the caption “Cost of Gas, Gas Charges Recoverable from Customers, and Amounts Payable to Customers” in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2005 Annual Report on Form 10-K.

Gas Transportation Revenue - The Company provides gas transportation services to customers who typically consume large volumes of natural gas. These customers purchase their natural gas directly from third-party suppliers. The natural gas purchased by customers from third-party suppliers is then transported on the Company’s gas distribution system to the customers. For the three months ended March 31, 2006, gas transportation revenue increased by $0.2 million, when compared to the same period ended March 31, 2005. The primary reasons for this increase were an increase in transportation volumes to commercial customers in Alaska as a result of colder weather and an increase in commercial transportation customers in Alaska, partially offset by a decrease in transportation volumes in Michigan due to warmer weather and reduced economic activity.
One of the Company’s Alaska service area industrial transportation customers, a fertilizer manufacturer, has publicly announced that it has experienced difficulty in securing sufficient natural gas supplies at an appropriate price to continue operating in the future. The customer has indicated that it has secured sufficient natural gas supplies to operate at a reduced rate through October 2006, but currently does not have sufficient natural gas under contract at an appropriate price to operate after that date. Transportation revenues to this customer totaled $2.0 million in 2005. Based upon volumes transported during the first three months of 2006 and estimates provided by the customer, transportation revenues to this facility are expected to total $1.4 million in 2006. The Company cannot predict the likely pattern of future operations at this plant, including whether the plant will ultimately close.

Other Operating Revenue - During the first quarter of 2006, other operating revenue increased by $0.4 million, when compared to the first quarter of 2005, as a result of an increase in miscellaneous customer revenues and a decrease in pipeline management revenues. The miscellaneous customer revenues include various service fees and late payment fees charged to customers and increased by approximately $0.5 million. The pipeline management revenue is earned by NORSTAR Pipeline Company (“NORSTAR”). NORSTAR is an indirect subsidiary of the Company, which provides pipeline management and pipeline construction management services to non-affiliated customers in Alaska. These revenues decreased approximately $0.1 million during the first quarter of 2006, when compared to the first quarter of 2005, primarily because of a pipeline construction project performed during the first quarter of 2005 in addition to NORSTAR’s routine pipeline management work.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

Operations and Maintenance Expenses - For the three months ended March 31, 2006, operations and maintenance (“O&M”) expenses increased by $1.7 million, when compared to the same period ended March 31, 2005. The change in O&M expenses was primarily impacted by changes in: (i) employee benefit costs; (ii) uncollectible customer accounts; and (iii) a charge associated with the sublease of office space that was the Company’s former headquarters.
Employee benefit costs primarily include pension expense, medical coverage expense (including retiree medical coverage), and incentive compensation. For the three months ended March 31, 2006, employee benefit costs increased by approximately $0.9 million, when compared to the same period ended March 31, 2005. Note 7 of the Condensed Notes to the Unaudited Consolidated Financial Statements provides details regarding pension and postretirement medical costs. Incentive compensation increased as a result of the Company’s adoption of SFAS 123-R on January 1, 2006, and the Company’s granting of additional share-based compensation awards.
Uncollectible customer accounts increased by approximately $0.5 million for the three months ended March 31, 2006, when compared to the same period ended March 31, 2005. This increase was due primarily to higher gas prices which caused uncollectible accounts to generally be larger than has been the case in the past and also resulted in a larger portion of the Company’s customers not being able to pay their bills than has been the case in the past. The expense for uncollectible customer accounts is also affected by regulations governing service disconnections.
During the first quarter of 2006, the Company incurred a charge of $1.2 million as a result of efforts to mitigate future costs associated with the lease for the Company’s former headquarters. The Company was able to sublease this office space at less than the original lease rate, resulting in an improvement of future cash flow but a charge to earnings under the applicable accounting rules. For additional information, refer to Note 8 of the Condensed Notes to the Unaudited Consolidated Financial Statements. The impact of these items was partially offset by decreases in various other operating expenses.

Depreciation and Amortization - The addition of new customers to the Company’s gas distribution system typically requires expansion of the system. In addition, the Company has a replacement program to ensure that older sections of its distribution system are upgraded and replaced, and the Company also typically upgrades and relocates parts of its system in connection with public works projects to improve roads and other public facilities. The increase in depreciation and amortization expense from period to period is due to depreciation on net additional property, plant and equipment placed in service as a result of expanding and upgrading the system.

Property and Other Taxes - The Company’s property and other taxes decreased for the three months ended March 31, 2006, when compared to the same period ended March 31, 2005. The decrease is primarily attributed to the recovery of excess property taxes paid in prior years as a result of reaching settlements with various taxing jurisdictions regarding outstanding property tax appeals. This was partially offset by property taxes on net additional property, plant and equipment placed in service as part of the expansion and upgrading of the Company’s gas distribution system. Refer to Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2005 Annual Report on Form 10-K for information about property tax appeals.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

Other Matters - In April 2006, the Company received a letter from Aurora Gas LLC (“Aurora”) regarding the gas supply contract for natural gas deliveries to ENSTAR from the Moquawkie natural gas field (the “Moquawkie Contract”). Aurora asserted that production under the Moquawkie Contract is “Not Economic” as that term is defined in the Moquawkie Contract and said that it would suspend deliveries effective October 1, 2006. The Moquawkie Contract provides that Aurora will supply a portion of ENSTAR’s needs through 2014. Aurora is required to deliver up to 1.8 Bcf of natural gas in 2006. This requirement declines annually until the projected final year requirement of 0.2 Bcf in 2014. The total remaining commitment at the end of 2005 was approximately 10 Bcf. The Company responded to Aurora and, among other things, sought detailed information about Aurora’s claim that production under the Moquawkie Contract is “Not Economic” and took the position that Aurora’s notice of termination is ineffective until this information is produced and analyzed. The Company plans to evaluate any information it receives from Aurora and otherwise assess this situation, including alternative sources for the natural gas currently obtained under the Moquawkie Contract. The Company believes that such alternative gas supplies would primarily be supplied by Union Oil Company of California (a subsidiary of Chevron Corporation) under its current contract with the Company.

CORPORATE AND OTHER

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)

Operating revenues	$4,643	$5,135
Other operating expenses	3,933	4,702
Operating income	$710	$433

The amounts in the above table include intercompany transactions.

Operating Revenues - Corporate and Other reported operating revenue of $4.6 million for the three months ended March 31, 2006, compared to operating revenue of $5.1 million for the same period ended March 31, 2005. The $0.5 million decrease for the three-month period ended March 31, 2006, was due primarily to a decrease in IT services revenue and revenue from the sale of propane. IT revenues decreased by $0.3 million because the Company generally has not been renewing contracts with non-affiliated customers due to ongoing efforts to focus the IT operations primarily on the Company’s IT needs, including the installation of a new Customer Information System. Propane revenues decreased by approximately $0.2 million primarily due to warmer weather and customer conservation.

Operating Income - Corporate and Other reported operating income of $0.7 million for the three months ended March 31, 2006, compared to operating income of $0.4 million for the same period ended March 31, 2005. The $0.3 million increase for the three-month period ended March 31, 2006, was due primarily to lower corporate professional fees and costs, partially offset by lower propane operating income due to warmer weather and customer conservation.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OTHER INCOME AND DEDUCTIONS

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)

Interest expense	$(10,549)	$(11,076)
Other income	556	528
Total other income (deductions)	$(9,993)	$(10,548)

Interest Expense - Interest expense for the three months ended March 31, 2006, decreased by $0.5 million when compared to the same period ended March 31, 2005. The decrease was primarily due to lower levels of long-term debt as a result of the redemption of $10.3 million and $30.9 million of the Company’s 10.25% Subordinated Notes in April 2005 and September 2005, respectively. The decrease in interest expense from lower levels of long-term debt was partially offset by higher levels of short-term bank borrowings under the Company’s Bank Credit Agreement and an increase in financing fees related to the Company’s Bank Credit Agreement. The higher level of short-term bank borrowings was due primarily to the impact of higher natural gas prices, which have resulted in a need for additional working capital to finance gas purchases at higher market prices, finance storage inventory, and carry customer accounts receivable.

Other Income - Other income for the three months ended March 31, 2006, was essentially unchanged when compared to the same period ended March 31, 2005.

INCOME TAXES

Income tax expense was $6.9 million, for the three months ended March 31, 2006, and $7.1 million, for the same period ended March 31, 2005. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes.

DIVIDENDS AND REPURCHASE PREMIUM ON CONVERTIBLE PREFERENCE STOCK

The Company’s CPS was repurchased in March 2005. These securities and the paid-in-kind, non-cash dividends on them are described in Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2005 Annual Report on Form 10-K. Non-cash dividends on these securities were $0.9 million for the three months ended March 31, 2005. The Company’s Consolidated Statements of Operations for the three months ended March 31, 2005, also include an $8.2 million premium associated with the repurchase of the CPS.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

DIVIDENDS ON CONVERTIBLE CUMULATIVE PREFERRED STOCK

The Company issued the Preferred Stock in the first quarter of 2005. The Preferred Stock and the cash dividends on the Preferred Stock are described in Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements. Dividend expense for the Preferred Stock amounted to $0.9 million and $0.2 million for the three-month periods ended March 31, 2006, and March 31, 2005, respectively. The increase in the dividends when comparing these periods is due to the fact that the Preferred Stock was not issued until March 15, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Used For Investing - The Company’s Gas Distribution Business is capital intensive and a substantial amount of cash is spent annually on investments in property, plant and equipment. The following table identifies capital investments for the three months ended March 31, 2006, and 2005:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Capital investments:
Property additions - gas distribution	$10,630	$5,535
Property additions - corporate and other	43	592
	$10,673	$6,127

The Company’s expenditures for property additions were approximately $10.7 million for the first three months of 2006. Expenditures for property additions during the remainder of 2006 are anticipated to be approximately $31 million.

Cash Flows Provided By Operations - The Company’s net cash provided by operating activities totaled $56.2 million for the three-month period ended March 31, 2006, compared to $53.5 million for the same period ended March 31, 2005. The change in operating cash flows is influenced by changes in the level and cost of gas in underground storage, changes in accounts receivable and accounts payable and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments. The Company’s largest use of cash is for the purchase of natural gas for its customers. Generally, gas is injected into storage during the months of April through October and withdrawn for sale during the months of November through March. The Company may also use significant amounts of short-term borrowings to finance natural gas purchases during the non-heating season. The change in cash provided by operating activities is also impacted by changes in the operating results of the Company’s businesses.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash Flows Provided By Financing - The Company’s net cash used for financing activities totaled $43.2 million for the three-month period ended March 31, 2006, compared to $32.2 million for the same period ended March 31, 2005.

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Cash provided by (used for) financing activities:
Issuance of common stock and common stock warrants, net of expenses	$47	$284
Issuance of convertible cumulative preferred stock, net of expenses	-	66,502
Repurchase of convertible preference stock and common stock warrants	-	(60,000)
Repayment of notes payable and payment of related expenses	(42,900)	(39,300)
Repayment of long-term debt	(15)	-
Payment of dividends on convertible cumulative preferred stock	(875)	-
Change in book overdrafts included in current liabilities	569	297
	$(43,174)	$(32,217)

During the first quarter of 2005, the Company repurchased all of the CPS shares (52,543) and Warrants (905,565) held by K-1 GHM, LLLP, an affiliate of a private equity firm, k1 Ventures Limited (“K-1”). The aggregate purchase price for the CPS and Warrants was $60 million. During the first quarter of 2005, the Company also issued 350,000 shares of Preferred Stock. The gross proceeds from this offering were approximately $70 million, of which $60 million was used to fund the repurchase of CPS and Warrants from K-1. The remaining proceeds were used to redeem $10.3 million principal amount of the Company’s 10.25% Subordinated Notes held by SEMCO Capital Trust I on April 29, 2005. The Trust, in turn, used the proceeds to redeem 400,000 shares of its Trust Preferred Securities and 12,371 shares of its common securities.
For further information regarding these transactions, refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8 of the Company’s 2005 Annual Report on Form 10-K.

Future Financing Plans - In general, the Company funds its capital expenditures and dividend payments with operating cash flows and its Bank Credit Agreement. When appropriate, the Company will refinance its short-term debt with long-term debt, Common Stock issuances or other long-term financing instruments.
The Company’s capital structure at March 31, 2006, consisted of approximately 63.7% total debt (including current maturities and notes payable), 8.9% preferred stock and 27.4% common equity. The Company continues to assess its overall liquidity and capital structure, with a view to migrating over time to a capital structure which is consistent with that of an investment grade company. One of the Company’s primary goals is to increase equity as a percentage of total capital while reducing the Company’s overall debt to total capital ratio. Although there are no current specific plans to issue equity or reduce long-term debt in 2006, the Company will continue to identify and, as appropriate, take advantage of market opportunities to do so as they arise.
On April 24, 2006, the Company issued 865,028 shares of the Company’s Common Stock and $5.0 million in cash to a holder of the Company’s Preferred Stock, in exchange for 50,884 shares of Preferred Stock.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company has a short-term unsecured revolving bank credit facility for $120 million, which expires on September 15, 2008 (the “Bank Credit Agreement”). Interest under the terms of the Bank Credit Agreement is at variable rates, which are based on LIBOR or prime lending rates, plus applicable margins. LIBOR-based borrowings are permitted for periods ranging from two weeks to one, two, three or six months. At March 31, 2006, the Company was utilizing $38.9 million of the borrowing capacity available under the Bank Credit Agreement, leaving approximately $81.1 million of the borrowing capacity unused. The $38.9 million of capacity being used consisted of $2.9 million of letters of credit and $36.0 million of borrowings. Refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for additional information regarding the Bank Credit Agreement, including a description of the covenants contained therein. As of March 31, 2006, the Company was in compliance with the Bank Credit Agreement covenants.
The Company’s Gas Distribution Business is seasonal in nature. During the winter heating season, higher volumes of gas are sold, resulting in peak profitability during the fourth and first quarters of the year. The Company’s cash flow and its corresponding use of its Bank Credit Agreement typically also follow a seasonal pattern. The Company uses funds available under the Bank Credit Agreement to finance, on a short-term basis, the variability and seasonality of its operating cash flow and working capital requirements. Typically, as the Company collects cash from winter heating sales in the latter part of the first quarter and the second quarter, it will pay down the borrowings under the Bank Credit Agreement. During the summer months, it will reduce its short-term borrowings under the Bank Credit Agreement, and possibly build up sufficient cash to enable it to enter into short-term investments. As gas is purchased throughout the summer and injected into storage in preparation for the winter heating season and the Company completes its annual construction program, the Company expects to incur borrowings under the Bank Credit Agreement. Such borrowings typically begin prior to the end of the third quarter and intensify, such that the maximum short-term borrowings occur around the end of the year. This borrowing pattern is affected by numerous items including the credit terms under which the Company purchases natural gas for sale to customers and its GCR factors in various jurisdictions. As winter sales occur and gas sales revenues are billed and collected, the Company again begins to reduce its short-term borrowings in the first quarter. Refer to the discussion in Management’s Discussion and Analysis, under the caption “The Impact of Higher Natural Gas Prices,” for information regarding additional working capital requirements that have resulted from recent increases in the price of natural gas.

Off-Balance Sheet Arrangements - The Company does not have any off-balance sheet financing arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Other Matters - The Company’s ratio of earnings to fixed charges, as defined under Item 503 of SEC regulation S-K, was 1.37 for the twelve months ended March 31, 2006. The Company’s ratio of earnings to combined fixed charges and preferred stock dividends, as defined under Item 503 of SEC regulation S-K was 1.21 for the twelve months ended March 31, 2006.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

For the information required pursuant to this item, refer to Item 7A in the Company’s 2005 Annual Report on Form 10-K and Note 3 of the Condensed Notes to Unuadited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures - As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control Over Financial Reporting - During the quarter ended March 31, 2006, no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

For information on legal proceedings, refer to Note 8 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.   Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For information on unregistered sales of equity securities, refer to the Company’s current report on Form 8-K filed April 25, 2006.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

PART II - OTHER INFORMATION (Continued)

Item 6.      Exhibits.

The following exhibits are filed herewith - (See page 44 for the Exhibit Index.)

Exhibits	Description
10.8
First Amended and Restated Deferred Compensation and Stock Purchase Plan for Non-Employee Directors amended and restated January 1, 2006 (incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2005, filed March 14, 2006).

10.18.1	2006 Target Bonuses under the Company’s Short-Term Incentive Plan (incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2005, filed March 14, 2006).
10.21	Base Salaries for Named Executive Officers (incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2005, filed March 14, 2006).
10.22.1
First Amendment to Second Amended and Restated Credit Agreement, dated February 10, 2006 (incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2005, filed March 14, 2006).

10.22.2
Letter Agreement between SEMCO Energy, Inc. and LaSalle Bank Midwest National Association, as Swing Line Lender under the Second Amended and Restated Credit Agreement, dated February 15, 2006 (incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2005, filed March 14, 2006).

10.36	Exchange Agreement between the Company and Linden Capital L.P. dated April 19, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 25, 2006).
31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMCO ENERGY, INC. (Registrant)

Date: May 5, 2006	By:	/s/ Michael V. Palmeri

Senior Vice President and Chief Financial Officer and Treasurer (Duly authorized officer, principal financial officer, and chief accounting officer)

EXHIBIT INDEX
Form 10-Q
First Quarter 2006

Exhibits	Description
10.8
First Amended and Restated Deferred Compensation and Stock Purchase Plan for Non-Employee Directors amended and restated January 1, 2006 (incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2005, filed March 14, 2006).

10.18.1	2006 Target Bonuses under the Company’s Short-Term Incentive Plan (incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2005, filed March 14, 2006).
10.21	Base Salaries for Named Executive Officers (incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2005, filed March 14, 2006).
10.22.1
First Amendment to Second Amended and Restated Credit Agreement, dated February 10, 2006 (incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2005, filed March 14, 2006).

10.22.2
Letter Agreement between SEMCO Energy, Inc. and LaSalle Bank Midwest National Association, as Swing Line Lender under the Second Amended and Restated Credit Agreement, dated February 15, 2006 (incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2005, filed March 14, 2006).

10.36	Exchange Agreement between the Company and Linden Capital L.P. dated April 19, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 25, 2006).
31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.