Form 10-K/A
period 2006-12-31
SEMCO ENERGY INC
filed 2007-04-30
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Number of outstanding shares of the Registrant’s Common Stock as of April 26, 2007: 35,531,624

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

SEMCO Energy, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend Items 10 through 14 of Part III of the Annual Report on Form 10-K for the year ended December 31, 2006, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2007 (the “Original Filing”). Amendment No. 1 is being filed for the purpose of including the information required by these Items because, as the result of a previously-announced pending share exchange, the Company’s definitive proxy statement involving director elections will not be filed before April 30, 2007 (i.e., within 120 days after the end of the fiscal year covered by the Original Filing).

In addition to amending Part III, Part IV of the Original Filing has been amended to add currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. No other changes have been made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Biographies of Directors

Brief biographies of the directors follow. These biographies include their ages (as of the date of the filing this Form 10-K/A), present occupations, business experience for the past five years, and the names of publicly held corporations of which they are also directors.

		Director
Name, Position and Business Experience During Past Five Years	Age	Since

CLASS I DIRECTORS (terms expiring 2007)

Thomas W. Sherman	66	2006
Director of SEMCO Energy, Inc. from 2002 to 2005. Director of Bay State Gas Company from 1975 through 2002. Executive Vice President and Chief Financial Officer of Bay State Gas Company from 1975 to June 2000. Bay State Gas Company, a gas distribution utility operating in New England, was acquired by NiSource, Inc. in 1999. NiSource Inc., during the relevant time frame, was a holding company headquartered in Indiana, whose operating companies engaged in virtually all phases of the natural gas business, from exploration and production to transmission, storage and distribution, as well as electric generation, transmission and distribution. Mr. Sherman acted as a consultant to NiSource, Inc., from June 2000 to June 2001.

Ben A. Stevens	48	2004
From January 1992 to present, owner and managing director of Stevens & Associates, Inc., a Washington, D.C.-based government relations consulting firm. Alaska State Senator from August 2001 to January 2007, Alaska Senate President from January 2005 to January 2007, and Alaska Senate Majority Leader from January 2003 to December 2004. During his most recent term as Alaska State Senator, Mr. Stevens had the following Alaska state legislative assignments: Senate Finance Committee member, Senate Resources Committee member, Legislative Budget and Audit Committee member, Select Committee on Legislative Ethics member, Legislative Council member, and Joint Armed Services Committee member. From 2001 until appointment to the Company’s Board of Directors in December 2004, Mr. Stevens served on the Advisory Board for the Company’s ENSTAR Natural Gas Company division.

Donald W. Thomason	63	1995
Chairman of the Board of Directors from October 2006. Lead Director of the Company from November 1998 to April 2003. Retired in 1999 from the Kellogg Company as Executive Vice President, Corporate Services/Technology.

		Director
Name, Position and Business Experience During Past Five Years	Age	Since

CLASS II DIRECTORS (terms expiring 2008)

Harvey I. Klein	68	1993
President of Global Strategies Group L.C. since 1995. Global Strategies Group is a private consulting firm that provides direction to management on organization, strategic planning, quality and customer satisfaction, compensation and benefits programs, product sales and marketing, and selection and implementation of new business opportunities. Clients of Global Strategies have been primarily from the automotive, energy, financial services and entertainment industries.

Charles H. Podowski	60	2006
From June 1999, President and Chief Executive Officer of The Auto Club Group, the holding company for the Automobile Club of Michigan, AAA Wisconsin, AAA Chicago Motor Club, AAA Nebraska, AAA Minnesota/Iowa, AAA North Dakota, and the Automobile Club Insurance Association. Mr. Podowski joined The Auto Club Group from Advanta Corporation, where he was president of the small ticket equipment leasing, business credit card and insurance businesses.

George A. Schreiber, Jr.	58	2004
President and Chief Executive Officer of the Company since March 2004. From September 1999 to March 2004, Mr. Schreiber was Chairman of the Global Energy Group of Credit Suisse First Boston, a global investment bank. Mr. Schreiber also serves on the board of directors of Energy Conversion Devices, Inc.

John C. van Roden, Jr.	58	2005
Independent consultant performing strategic consulting for P. H. Glatfelter Company since January 2007. Executive Vice President and Chief Financial Officer of P. H. Glatfelter Company from 2003 through 2006. P. H. Glatfelter is a $1.1 billion specialty paper producer with operations in Pennsylvania, Ohio, Wisconsin, Germany, France, the United Kingdom and the Philippines. From 1998 to 2003, Mr. van Roden was Senior Vice President and Chief Financial Officer of Conectiv, until the merger involving Conectiv and Potomac Electric Power Company was completed. Mr. van Roden also serves on the boards of directors of Airgas, Inc., H.B. Fuller Company, and Penn Virginia GP Holdings, L.P.

CLASS III DIRECTORS (terms expiring 2009)

John T. Ferris	56	1994
Senior Partner in law firm of Ferris & Schwedler, P.C. in Bad Axe, Michigan, since 1978.

Paul F. Naughton	64	2005
Managing Director of P.F. Naughton, LLC, a consulting firm which provides financial advisory services to small and mid-sized companies. From 1996 to 2004, Mr. Naughton was a partner in Thompson and Naughton, Inc., a company providing financial consulting, merger and acquisition services, investment banking advice, interim financial officer positions and public policy advocacy strategies on energy, taxes, and telecommunications for public and private corporations.

Edwina Rogers	42	2005
Vice President, Health Policy for The ERISA Industry Committee, a Washington, D.C.-based advocate of employee benefits and compensation interests of America’s major employers. Until May 2004, Counselor to United States Senator Jeff Sessions of Alabama, handling matters before the Senate Health, Education, Labor and Pensions Committee and advising the Senator on housing, Social Security and welfare matters. From January 2001 to November 2002, Associate Director for the National Economic Council, which advises the President of the United States on matters related to U.S. and global economic policy.

Audit Committee

The Company has a separately-designated standing Audit Committee that is comprised of independent directors, as the term is defined by New York Stock Exchange (“NYSE”) and SEC rules. The members of the Audit Committee are Messrs. Klein, Naughton, Sherman and Stevens.

The Board of Directors (“Board”) has determined that Messrs. Naughton and Sherman are audit committee financial experts as that term is defined by SEC regulations and are independent as defined in the NYSE and SEC rules.

Executive Officers

Below is information (age as of the date of this Form 10-K/A, present position with the Company and business experience during the past five years) for the current executive officers except for Mr. Schreiber. Information about Mr. Schreiber is included with information about other directors under the Biographies of Directors section above.

Peter F. Clark (age 53) — Senior Vice President and General Counsel since September 2004. From 2000 to 2002, he was Vice President, General Counsel and Secretary of Conectiv, until the merger involving Conectiv and Potomac Electric Power Company was completed. At the time, Conectiv was a mid-Atlantic electric and gas utility holding company with $2 billion in annual core utility business revenues. During his tenure as Vice President, General Counsel and Secretary at Conectiv, he managed the legal and internal audit services departments, set Conectiv’s legal strategy for all major matters involving the company, ensured compliance with SEC and NYSE rules, served as ethics officer, and was lead attorney for all regulatory and legislative issues raised by the creation of competitive retail electricity markets in Delaware and Maryland.

Eugene N. Dubay (age 58) — Senior Vice President of Operations from September 2004. Vice President from October 2002 to December 2003 and again from March 2004 to September 2004. Interim President and Chief Executive Officer from December 2003 to March 2004. SEMCO Energy Gas Company division Senior Vice President and Chief Operating Officer since October 2002. President, Kansas Gas Service Division of ONEOK, Inc. from 1997 to October 2002. During his term as President of the ONEOK Kansas Gas Service Division, Mr. Dubay was responsible for operations, marketing, and administrative matters for an autonomous distribution company serving 650,000 customers in the State of Kansas.

Michael V. Palmeri (age 48) — Senior Vice President, Treasurer and Chief Financial Officer since July 2004. From September 2000 to January 2003, Vice President of Finance and Chief Financial Officer for Pinnacle West Capital Corporation, a diversified energy holding company with subsidiaries in various businesses, including electricity transmission and distribution, unregulated power production and power marketing and trading. He held several increasingly senior financial positions during his more than 15 years with the Pinnacle West Capital Corporation.

Mark T. Prendeville (age 57) — Vice President and Deputy General Counsel since September 2004. Vice President and General Counsel from May 2003 to September 2004. Labor and Employment Counsel from November 2001 to May 2003. Manager of Labor and Employee Relations from February 2001 to November 2001.

Lance S. Smotherman (age 50) — Senior Vice President of Human Resources and Administration since February 2007. Vice President of Human Resources and Administration from February 2006 to February 2007. Vice President of Human Resources from February 2005 to February 2006. Director of Human Resources for the Company from January 2004 to February 2005. Director of Human Resources for the Company’s non-regulated businesses from April 1999 to January 2004, with responsibility for all human resource activities other than those of the Company’s regulated gas distribution business.

Steven W. Warsinske (age 51) — Vice President and Controller since April 2000.

Code of Ethics

In February 2003, the Company’s Board adopted the Code of Business Conduct and Ethics (“Code of Ethics”) that currently applies to directors, officers, and employees of the Company. The Company’s Code of Ethics was filed as Exhibit No. 99.2 to the Form 10-K for the year ended December 31, 2003, and can also be found on the

Company’s website at www.semcoenergy.com in the Investor Information section under Corporate Governance. The Company intends to report amendments to or waivers from the Code of Ethics involving the principal executive, financial or accounting officer, or persons performing similar functions, on the Company’s website, as permitted by applicable SEC rules. The Company may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. Shareholders may also request a printed copy of the Code of Ethics by writing to the Company’s Corporate Secretary, 1411 Third Street, Suite A, Port Huron, Michigan 48060.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, executive officers and ten percent beneficial holders must file reports concerning their ownership of and transactions in the Company’s securities. Based on a review of these reports and written representations made to the Company, the Company believes that all such reports were filed timely for 2006 except for the following:

By means of payroll deduction, each of Messrs. Clark, Dubay, Prendeville, Smotherman and Warsinske invest in Company Common Stock through voluntary cash purchases under the Company’s Direct Stock Purchase and Dividend Reinvestment Plan (“DRIP”). These purchases should have been reported within two business days following the purchase but were reported late. The purchases occurred on January 13, 2006, February 3, 2006, March 10, 2006, April 17, 2006, May 5, 2006, June 9, 2006, July 14, 2006, August 4, 2006, September 8, 2006, and October 6, 2006. Subsequent purchases under the DRIP were timely reported.

Item 11.  Executive Compensation

Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee of the Board is responsible for reviewing and establishing corporate policies, goals and objectives related to executive compensation. Accordingly, the Compensation Committee reviews and recommends to the Board the compensation of the Chief Executive Officer (“CEO”), the remaining executive officers and other key executives based upon their performance compared to established goals and objectives. The Compensation Committee is composed of five independent directors, and all decisions of the Compensation Committee regarding executive compensation are reviewed by the Board. The Compensation Committee regularly evaluates and, as necessary or appropriate, updates its charter in order to ensure timely compliance with regulatory requirements.

Executive Compensation Program Objective — The primary objective of the Company’s executive compensation program is to attract, retain, and motivate qualified executive-level employees with the knowledge and expertise to successfully lead a publicly traded and multi-jurisdictional regulated natural gas distribution company. The Compensation Committee attempts to accomplish this objective by ensuring that the Company has plan design, features, and levels of executive compensation that are consistent with marketplace norms and competitive with comparable employers. Further, the Company’s executive compensation program is intended to ensure the executives’ interests are aligned with those of the Company’s shareholders.

Guiding Principles of Executive Compensation —

•	Executive compensation must be strongly aligned with the interests of the Company’s shareholders. Therefore, compensation plans must include equity-based incentives that utilize a variety of performance criteria reflecting the interests of shareholders. Additionally, executives must have significant holdings of the Company’s Common Stock to align their interests with the interests of the Company’s shareholders.

•	Executive compensation must promote a balanced approach towards the achievement of both short-term and long-term goals and objectives. Therefore, compensation plans must recognize and reward achievement of annual performance objectives and encourage long-term value creation.

•	Executive compensation must be aligned with the interests of the Company’s customers and employees. Therefore, compensation plans must recognize and reward individual objective and operational achievement as well as corporate results.

•	Executive compensation must encourage long-term commitment to the Company. Therefore, total remuneration must include retirement-oriented plans commonly in use among comparable companies.

Philosophy in Determining Levels of Compensation — The Compensation Committee seeks to arrange for the Company to provide compensation to the Company’s executive officers based upon a comparison to the compensation paid to executives with similar responsibilities and authority in other comparably-sized companies in the same line of business, as appropriate, with an overall objective of providing competitive compensation at or near the 50th percentile, or market median, of a peer group of companies. The Company engages Towers Perrin as the Compensation Committee’s external compensation consultant to assist the Compensation Committee in the development of an appropriate peer group of companies used to define benchmark compensation levels. For 2006, this peer group consisted of 15 comparable companies. Actual compensation data from the peer group is size-adjusted, because the Company is smaller than peer group members, and this data is analyzed to determine the market-comparable range for each of the individual components of total compensation, including base salary, short-term incentives, long-term incentives, and executive retirement plans. It is the Company’s compensation philosophy to compensate executive officers at the middle of the market-competitive range for each of the individual compensation components as well as the total combined compensation paid to each executive.

External Resources — The Company also engages Towers Perrin as the Compensation Committee’s external compensation consultant to assist in establishing plan design, features, and levels of compensation. Towers Perrin provides the Compensation Committee with market information and trends, and serves as advisor in evaluating the compensation of executive officers and other key executives. Towers Perrin provides benchmarking and competitive market reviews of each component of total compensation, including base salary, short-term incentives, long-term incentives, and executive retirement plans. While the Company provides for the payment of fees to Towers Perrin, the Compensation Committee has the authority to maintain or terminate the relationship with all external consulting firms.

The Compensation Committee also periodically retains the services of another external compensation consultant (Pearl Meyer & Partners (“Pearl Meyer”)) to advise the Compensation Committee regarding the extent to which pay practices are consistent with prevailing industry standards. With the assistance of Pearl Meyer, the Compensation Committee reviews the Company’s compensation plans each year to assure that the Company competitively pays and rewards executives and directors in a manner that should encourage them to act in the interests of the Company’s shareholders.

Benchmarking — The Compensation Committee uses data from comparable companies to assess the competitiveness in all components of executive compensation, including base salary, short-term incentives, and long-term incentives, as well as health and welfare benefits. The companies used for comparison are companies in the energy and utility industry. The Compensation Committee believes that compensation programs at these comparable companies should serve as a benchmark for what constitutes competitive compensation. The 15 companies selected for use in the Company’s 2006 peer group were drawn from Towers Perrin’s 2006 Utilities and Energy list of over 100 utility and energy companies in the United States. Serving as an advisor to these companies, Towers Perrin has specific and comprehensive proprietary detail of all components of plan design, features, and levels of compensation. The data from the peer group is size-adjusted using regression analysis before establishing benchmarks for use by the Compensation Committee.

Roles of Executives in Establishing Compensation — The Compensation Committee reviews and approves all elements of the Company’s executive compensation, which then are submitted to the Board for its approval. The CEO is invited to attend all Compensation Committee meetings to provide an update of progress made towards achievement of annual performance goals and objectives and, among other things, to provide input on the design, features, and performance of the Company’s compensation programs. The CEO participates in Compensation Committee meetings strictly in an advisory capacity.

Annually, the CEO reviews with the Compensation Committee market data provided by Towers Perrin to help verify that survey job information adequately reflects the duties of the Company’s executive officers. The CEO recommends to the Compensation Committee executive officer base salary adjustments and target short-term and long-term incentive compensation levels in relation to peer group data, consistent with the goal of compensating the Company’s executive officers at the middle of the market-competitive range (also sometimes referred to as the 50th percentile or market median), while also considering executive officers’ individual performance and internal equity. The CEO does not, however, make a recommendation to the Compensation Committee regarding his own compensation.

The Compensation Committee annually conducts a performance appraisal of the CEO with input from the Board. The Compensation Committee also conducts a mid-year CEO performance review. Base salary adjustments and changes (if any) to incentive compensation in relation to peer group data, consistent with the goal of compensating him at the middle of the market competitive range, for the CEO are determined by the Compensation Committee with input from Towers Perrin and the Board. For the compensation of the remaining executive officers and other key executives, the CEO makes recommendations to the Compensation Committee that generally are approved, from time to time with adjustments. With respect to long-term incentive awards, the Compensation Committee makes equity grants, generally based upon guidance from the CEO.

Annual Performance Review — In February of each year, the CEO performance objectives for that year are established by the Compensation Committee and approved by the Board. The CEO’s performance compared to these objectives is evaluated in August and December by the Compensation Committee, with a further review by the Chairman of the Board, Chairman of the Compensation Committee and Chairman of the Nominating and Corporate Governance Committee, based on input from the Board in February of the following year, when the final financial results for the Company become available.

Performance criteria include both quantitative and qualitative objectives, and the Compensation Committee determines whether all objectives are met. Key performance objectives for the CEO in 2006 included:

(a) Meeting earnings expectations as measured by:

(i) Adjusted Net Income;

(ii) Adjusted Net Operating Profit After Tax;

(iii) Return on Invested Capital; and

(iv) Earnings per share growth compared to an approved gas utility peer group. The Company believes that the peer group used to evaluate the CEO’s performance is the appropriate comparison in determining competitive compensation because group members conduct business specifically and predominately in the regulated gas distribution line of business.

(b) Prepare and manage an important revenue and rate design case before the Michigan Public Service Commission.

(c) Significant improvement in the Company’s financial profile and creditworthiness.

(d) Implementation of new Customer Information System.

(e) Top quartile safety performance.

The annual performance objectives for the other named executive officers (as defined in the Summary Compensation Table below) are established by the CEO each February and are linked to the CEO’s performance objectives. The performance of the other named executive officers compared to these objectives is evaluated in February of the following year by the CEO with input from the Board, when the final financial results for the Company become available, and these evaluations are reported to the Compensation Committee. Performance criteria include both quantitative and qualitative objectives, and generally include measures that relate to the performance of the business or department in which the executive works. These performance evaluations are taken into account in determining payouts under the Short-Term Incentive Plan and setting the salary levels for each new year.

Elements of Executive Compensation — The primary components of the Company’s executive compensation program consist of:

•	base salary;

•	short-term (annual) incentive compensation;

•	long-term incentive (equity) awards;

•	perquisites;

•	pension plan; and

•	supplemental executive retirement plan.

The Compensation Committee approves the allocation of compensation among base salary, short-term incentives, and long-term incentives, consistent with the Company’s compensation philosophy, based on the recommendations of Towers Perrin. All provisions of the supplemental executive retirement plan and the perquisites that are offered are approved by the Compensation Committee.

Base Salary.  Market competitive salary ranges are established for each executive position, with the assistance of Towers Perrin, and approved by the Compensation Committee, with the overall objective of providing base salary levels at or near the 50th percentile of the Company’s peer group of companies (on a size-adjusted basis).

In determining individual executive base salary levels relative to the Compensation Committee-approved salary range, the Compensation Committee considers the nature of the position, responsibilities, the skills and experience of the executive, and his or her individual performance. For 2006 base salaries, these performance criteria included certain corporate earnings and financial goals, internal business objectives, customer-focused objectives, and organizational development and improvement objectives. All base salaries of executive officers, including those shown in the Salary column of the Summary Compensation Table, were approved by the Compensation Committee. For 2006, the aggregate base salaries for the Company’s executive officers remained at the 50th percentile of similarly-situated executives at the Company’s peer group of companies (on a size-adjusted basis).

Incentive Compensation.  Each executive has a portion of his compensation at risk, meaning that if certain performance objectives are not met, some or all of that portion of his compensation may not be realized. The compensation at risk may be in the form of short-term incentives or long-term incentives.

Short-Term Incentive.  The Company provides executive officers with a direct financial incentive, at risk, in the form of cash bonuses under the Company’s Short-Term Incentive Plan. Annual incentives are tied to the achievement of earnings targets set at the beginning of each year, as well as individual quantitative and qualitative performance goals as measured on the executives’ annual performance review. The awards are scaled so that performance below or above earnings targets results in proportionately lower or higher bonus payouts, from 0% to 200% of the target award. The 2006 earnings targets were (i) net income available for Common Stock of $9.7 million, adjusted for changes in the Company’s financing plan, and (ii) net operating profit after taxes of $38.7 million, with the targets equally weighted. These measures were used as the targets for 2005, and the Compensation Committee determined that the same measures were appropriate for providing incentives to the executives in 2006. The threshold performance level applied to the 2006 earnings targets in order for there to be any payout was 80%, at which point there would be a payout equal to 33.33% of target payout level.

The target level of short-term incentive potential per position is established with the assistance of Towers Perrin and set at the 50th percentile of the market for each executive (on a size-adjusted basis) benchmarked against the comparable executive position from the Compensation Committee-approved peer group companies. The combined base salary and target short-term incentive award level (total cash compensation) is also benchmarked and set at the 50th percentile (on a size-adjusted basis). In 2006, the at-target potential payout levels under the Short-Term Incentive Plan for Messrs. Schreiber, Dubay, Palmeri, Clark and Smotherman were 60%, 50%, 40%, 35% and 35% of base salary, respectively, which, in the aggregate, was just slightly below the 50th percentile for similarly-situated executives at the Company’s peer group companies (on a size-adjusted basis).

The Short-Term Incentive Plan further provides for a combination of corporate and balanced scorecard results to be applied in determining an individual’s actual short-term incentive award. The balanced scorecard approach (applied Company-wide to all personnel, excluding the Company’s union-represented workforce) is a commonly used performance evaluation process whereby the executive’s annual objectives are arranged into four categories: Shareholder based, Customer based, Internal Business based, and Employee based. Annual objectives for the executive officers are approved by the CEO, and the CEO’s objectives are approved by the Compensation Committee and the Board. Short-Term Incentive Plan performance weightings between corporate and individual scorecard results for 2006 were set by the Compensation Committee as follows: Messrs. Schreiber, Dubay and Palmeri 70%/30%; Mr. Clark 60%/40%; and Mr. Smotherman 50%/50%. The individual scorecard is based on the annual performance evaluations described above.

The actual short-term incentive payout is based on a percentage of the individual’s base salary. The individual’s target potential level is first multiplied by the individual’s base salary. The result is then multiplied by the percentage of payout based on the level of corporate performance. This figure is then multiplied by the individual’s performance weightings for each of (i) corporate financial targets and (ii) individual balanced scorecard, adjusted to reflect individual evaluation results. The results from the corporate and individual weightings are then added together for the amount paid to the executive. For example, Mr. Schreiber’s 2006 award was determined as follows: Base salary of $535,000 multiplied by 60% (opportunity level), multiplied again by 86.66% (corporate performance payout percentage), the result of which was $278,179. That result ($278,179), was then multiplied by the performance weightings for Mr. Schreiber, which are (i) 70% corporate ($194,725), and (ii) 30% individual scorecard times 100% evaluation results ($83,454). The final incentive amount paid to Mr. Schreiber was $278,179.

The Compensation Committee has the discretion to increase or decrease short-term incentive awards earned under the Short-Term Incentive Plan with approval by the Board. For 2006, the Company’s earnings triggered payment of the short-term incentive at 86.66% of target based on the level of fiscal year total achievement. The aggregate incentive paid to the Company’s executive officers for 2006 was just slightly above that of the Company trigger level at 88.36% of at target potential, because the awards for Messrs. Palmeri and Clark were adjusted upward by the Compensation Committee in its discretion due to the additional efforts required from Messrs. Palmeri and Clark with respect to the Share Exchange (as defined in Item 12 of this Form 10-K/A).

The Compensation Committee also may grant discretionary, special award bonuses to recognize extraordinary performance or extenuating circumstances. With the exception of the adjustments for Messrs. Palmeri and Clark, there were no discretionary or special bonus awards made to executive officers for 2006.

Long-Term Incentive.  Pursuant to the Company’s 2004 Stock Award and Incentive Plan (“2004 Plan”) (which was approved by shareholders at the 2004 Annual Meeting of Shareholders), the Company awards, at-risk, long-term incentive compensation, consisting of a combination of time-vesting equity and performance-vesting equity awards. The time-vesting equity awards only vest if the executive remains employed by the Company on the relevant vesting date, and, in the case of stock options, are only valuable if the Company’s Common Stock price increases after the grant date. The performance-vesting equity awards are granted each year with a three-year performance period for each grant and performance targets based on the achievement of three-year cumulative objectives. Although an executive may receive a long-term performance-vesting award annually, there is a three-year performance objective to be achieved that determines if none, some, or all of the award will actually be realized by the executive. The Company believes the long-term incentive aligns the executives’ performance with the interests of the Company’s shareholders through promoting long-term value creation.

With assistance from Towers Perrin, the Compensation Committee determines the amount of equity compensation to award to the Company’s executive officers by establishing a percentage of base salary at the 50th percentile of the market for each executive based on the comparable executive position of the

Compensation Committee-approved peer group of companies (on a size-adjusted basis). The Compensation Committee then determines, based on Towers Perrin’s recommendations for competitive compensation, the types of awards to be granted for the year and the percentage to be allocated between the types of awards. The Compensation Committee then grants the number of share units (with performance restrictions) and/or stock options necessary to reach that dollar value based on the form of award and the fair market value on the grant date. With the exception of equity awards made to new hires, the Compensation Committee typically grants equity awards in conjunction with its first quarter meeting each year, during which prior year performance is evaluated and current year performance objectives are approved. The Compensation Committee’s schedule is generally determined several months in advance, and the proximity of any equity awards to the release of earnings announcements or other material news events is generally coincidental. In 2006, the Compensation Committee acted by unanimous written consent to approve the dollar amounts of individual equity awards, with the number of shares of such awards to be determined based on the fair market value, and providing for a grant date of, a few days later. In 2007, the Compensation Committee granted the annual equity awards at its March meeting, intentionally waiting to grant the awards until after the Share Exchange was announced to ensure that the information regarding the Share Exchange had been absorbed by the market.

In 2006, the awards made to the executive officers were split between time-vesting stock options (25%) and performance-vesting performance share units (“PSUs”) (75%), although other award types may be made under the 2004 Plan. The number of stock options was determined by dividing the dollar value allocated to the individual’s stock option award by the Black-Scholes value calculated based on the fair market value as defined in the 2004 Plan, which is the average of the high and low trading prices of the Company’s Common Stock on the date of grant. The exercise price of the stock options equaled the fair market value on the date of grant as defined above. The stock options are not performance-vesting, but rather vest in installments over three years as long as the executive remains employed by the Company on the relevant vesting date.

The number of PSUs was determined by dividing the dollar value allocated to the individual’s PSU award by the fair market value as defined in the 2004 Plan. The PSUs have three-year performance objectives governing the level of distribution, which are equally weighted between (i) growth of earnings per share equal to or greater than the median of a peer group of gas utility companies, and (ii) achieving a 5.2% cumulative return on invested capital. The performance period commenced January 1, 2006, and ends December 31, 2008. The awards are scaled so that performance below or above the target level will result in a distribution equally below or above the target level distribution (up to a maximum of 150%), although no distribution of the PSUs will occur at the end of the performance period if performance is below 25% of the target performance levels. The PSU awards for 2006 for Messrs. Schreiber, Dubay, Palmeri, Clark and Smotherman at target of 95%, 70%, 65%, 55% and 50% of base salary, respectively, were granted as shown on the Grants of Plan-Based Awards Table, which, in aggregate, was slightly below the 50th percentile for similarly situated executives at the Company’s peer group of companies (on a size-adjusted basis).

The Compensation Committee has granted restricted stock units (“RSUs”) in the past, mainly in conjunction with the hiring of new executive officers. The Compensation Committee generally does not plan to grant additional RSUs except in the event a new executive is hired or as a special award under the 2004 Plan.

Perquisites.  Each executive officer, as set forth in their severance agreements, is given an auto allowance as provided in the Company’s auto allowance policy, reimbursement for annual tax preparation fees, reimbursement for out-of-pocket expenses for annual physical examinations, and payment of membership dues to professional organizations. In addition, Mr. Schreiber has been offered a home computer suitable and configured for accessing the Company’s computer network, which he has not yet requested. The Company believes these perquisites are consistent with perquisites provided to similarly situated executives at peer group companies.

Pension Plan.  Pension benefits are provided under the Company’s defined benefit pension plans for eligible employees. See the Pension Benefits for 2006 section of this Part III, Item 11 for additional information. The Company provides pension benefits to executive officers at the same level of benefit which it provides these benefits to all employees of the Company to encourage long-term commitment to the organization.

Supplemental Executive Retirement Plan.  Supplemental executive retirement benefits, which could not be provided by the Pension Plan because of limited tenure inherent in late career hires at the officer level and the limit on compensation on which Pension Plan benefits are calculated, are provided to the Company’s executive officers under the 2004 Supplemental Executive Retirement Plan (“2004 SERP”). See the Pension Benefits for 2006 section of this Part III, Item 11 for additional information.

Employment Agreements — Mr. Schreiber became the CEO of the Company effective March 10, 2004, pursuant to an employment agreement between Mr. Schreiber and the Company. Mr. Schreiber’s employment agreement was replaced by a severance agreement effective June 29, 2005. The Company believed it was important and desirable to enter into a severance agreement to set forth the terms and conditions of Mr. Schreiber’s employment and to assure him of a degree of certainty relating to his employment situation and thereby secure his dedication notwithstanding any concern he might have regarding his continued employment prior to or following a termination of employment or a change in control (as defined in the agreement). Details regarding the terms of the severance agreement upon a termination of employment or change in control are provided under the Potential Payments Upon Termination or Change in Control section of this Part III, Item 11.

Under the terms of Mr. Schreiber’s severance agreement, as amended, Mr. Schreiber’s employment with the Company is “at will” and thus is not for any specified term; provided, however, if the Company terminates Mr. Schreiber’s employment without “cause” (as defined in the agreement) or Mr. Schreiber terminates employment with the Company for any reason not amounting to “good reason” (as defined in the agreement), the party terminating Mr. Schreiber’s employment must give the other party sixty days’ written notice. Under the severance agreement, Mr. Schreiber is entitled to receive an annual base salary ($535,000 for 2006), which is subject to annual upward adjustments by the Board. The severance agreement also provides that Mr. Schreiber will participate in the Company’s Short-Term Incentive Plan with a 2006 target annual cash bonus of up to 60% of base salary (subject to annual upward adjustments by the Board) based on the achievement of performance and financial goals. Mr. Schreiber is also eligible, depending on his performance and the financial performance of the Company, to such lesser or greater annual cash payments as may be awarded under the Short-Term Incentive Plan. The severance agreement also provides that Mr. Schreiber will participate in the Company’s long-term incentive plan and will be considered for awards thereunder at such times and under substantially similar terms as awards made to other senior executives. Mr. Schreiber’s 2006 target award for long-term incentives under the 2004 Plan was 95% of base salary (subject to annual upward adjustments by the Board) based on the achievement of three-year cumulative strategic goals and financial objectives.

The severance agreement also provides that Mr. Schreiber will be eligible to participate in the Company’s Non-Union Employees’ Retirement Plan and will be eligible to receive additional retirement benefits pursuant to the Company’s 2004 SERP. Further, the Company will grant Mr. Schreiber an additional five years of service under the 2004 SERP if he remains employed with the Company for five years (unless the vesting of this additional service credit is accelerated upon the consummation of a transaction constituting a change in control). Mr. Schreiber is also eligible to participate in any employee benefit plans that are provided to other employees of the Company, including group medical, prescription, dental, disability, life insurance, accidental death and travel accident insurance plans. Mr. Schreiber is offered under the severance agreement an auto allowance as provided in the Company’s auto allowance policy, a cellular telephone, reimbursement for annual tax preparation expenses, reimbursement for out-of-pocket expenses for an annual physical examination, payment of membership dues to professional organizations and a home computer suitable and configured for accessing the Company’s computer network. Lastly, Mr. Schreiber is subject to post-termination confidentiality, non-competition and non-solicitation provisions for a period of two years following his termination of employment with the Company.

Each of the other named executive officers have severance agreements with the Company which contain substantially the same terms as Mr. Schreiber’s, except that the other named executive officers’ severance agreements, as amended, do not provide a home computer as a perquisite and (a) Mr. Dubay’s 2006 annual base salary was $275,000, his 2006 target annual cash bonus was 50% of base salary and his 2006 long-term incentive award target was 70% of base salary; (b) Mr. Palmeri’s 2006 annual base salary was $285,000, his 2006 target annual cash bonus was 40% of base salary and his 2006 long-term incentive award target was 65%; (c) Mr. Clark’s 2006 annual base salary was $255,000, his 2006 target annual cash bonus was 35% and his 2006 long-term incentive award target was 55% of base salary; and (d) Mr. Smotherman’s 2006 annual base salary was $210,000, his 2006 target annual cash bonus was 35% of his base salary and his 2006 long-term incentive award target was 50% of base salary.

Change in Control Protections.  The Company recruited new executive officers and other employees in 2004. As an inducement to hire these new executives and because they have contributed significantly to the success of the Company, the Company believes that it is important to protect them in the event of a change in control. Further, it is the Company’s belief that the interests of shareholders will be best served if the interests of executive officers are aligned with the interests of shareholders, and providing change in control benefits should eliminate or substantially reduce any reluctance on the part of executive officers, because of the risk of losing their employment, to pursue potential change in control transactions that may be in the best interests of shareholders. Such arrangements also should keep executive officers focused on operating the Company during any period of uncertainty associated with transaction that would result in a change in control. Each of the severance agreements for the named executive officers contains change in control provisions. Except with respect to accelerated vesting of equity awards, these change in control benefits have a “double trigger,” which means that the benefits under these agreements are payable only if, after consummation of a transaction that constitutes a change in control, the executive’s employment is terminated other than for cause, death, disability or retirement or because the executive resigns for good reason within 24 months after a transaction constituting a change in control is consummated. In the event of such a termination following consummation of a transaction that constitutes a change in control, health and other insurance benefits are continued for three years, a period matching the other termination benefits paid. These levels of benefits are consistent with the general practice among peer group companies. More information regarding the severance agreements is provided under the Potential Payments Upon Termination or Change in Control section of this Part III, Item 11.

Deductibility of Compensation Expenses — Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally limits the tax deductibility by the Company for compensation paid to the CEO and the executive officers to $1 million per officer per year, unless it qualifies as performance-based compensation. To qualify as performance-based compensation, payments must satisfy certain conditions, including limitations on the discretion of the Compensation Committee in determining the amounts of such compensation. It is the Compensation Committee’s policy generally to preserve the federal income tax deductibility of compensation payments to the extent feasible and necessary to attract and retain executive talent. All executive officer compensation for 2006 was deductible under Section 162(m) of the Code.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for filing with the SEC.

COMPENSATION COMMITTEE

Donald W. Thomason, Chairman
John T. Ferris
Harvey I. Klein
Edwina Rogers
John C. van Roden, Jr.

Summary Compensation Table for 2006

The following table sets forth the compensation paid to or earned by the Company’s CEO, Chief Financial Officer and next three most highly compensated executive officers for 2006. These individuals are collectively referred to herein as the Company’s named executive officers.

							Change in Pension
							Value and
						Non-Equity	Nonqualified
						Incentive Plan	Deferred	All Other
				Stock	Option	Compensation	Compensation	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Awards ($) (2)	Awards ($) (3)	($)(4)(5)	Earnings ($) (6)	($) (7)	Total ($)

George A. Schreiber, Jr.	2006	$516,154	$0	$325,469	$255,868	$278,179	$347,645	$24,816	$1,748,131
President and CEO
Michael V. Palmeri	2006	271,538	11,208	96,925	52,728	98,792	138,657	11,741	681,589
Senior Vice President, Treasurer and CFO
Eugene N. Dubay	2006	265,923	0	90,491	56,414	119,158	222,416	14,344	768,746
Senior Vice President of Operations
Peter F. Clark	2006	244,231	12,656	70,430	41,562	77,344	156,044	12,614	614,881
Senior Vice President and General Counsel
Lance S. Smotherman	2006	199,847	0	60,891	33,248	63,695	108,219	11,303	477,203
Vice President of Human Resources and Administration(8)

(1)	The amounts in this column reflect the discretionary portion of the short-term incentive award paid to Messrs. Palmeri and Clark, respectively, for 2006.

(2)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) (disregarding the estimate of forfeitures relating to service-based vesting), of PSU and RSU awards granted pursuant to the 2004 Plan and thus may include amounts from awards granted in and prior to 2006. A discussion of the assumptions used in calculating these values may be found in Note 9 to the 2006 audited financial statements included in the Original Filing.

(3)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) (disregarding the estimate of forfeitures relating to service-based vesting), of option awards granted pursuant to the 2004 Plan and the Company’s 1997 Long-Term Incentive Plan (the “1997 Plan”) and thus may include amounts from awards granted in and prior to 2006. A discussion of the assumptions used in calculating these values may be found in Note 9 to the 2006 audited financial statements included in the Original Filing.

(4)	Except for discretionary awards noted in note (1) above, annual cash bonuses earned under the Company’s Short-Term Incentive Plan, which in previous years were reported in the “Bonus” column, are now reported in the “Non-Equity Incentive Plan Compensation” column.

(5)	Reflects payment for 2006 performance made in March 2007 under the Short-Term Incentive Plan.

(6)	Reflects the aggregate increase in the actuarial present value of the named executive officer’s accumulated benefit under the SEMCO Energy, Inc. Non-Union Employees’ Retirement Plan, determined using interest rate and mortality rate assumptions consistent with those used in the Company’s audited financial statements and includes amounts that the named executive officers may not be entitled to receive because such amounts are not yet vested. The Company does not offer any non-qualified deferred compensation programs to executive officers.

(7)	The table below shows the components of this column:

All Other Compensation

	401(k)	Life Insurance	Income Tax			Total “All Other
Name	Match	Premiums	Gross Ups	Perquisites		Compensation”

George A. Schreiber, Jr.	$0	$7,291	$3,125	$14,400	(a)	$24,816
Michael V. Palmeri	8,800	2,059	882	0		11,741
Eugene N. Dubay	8,800	3,881	1,663	0		14,344
Peter F. Clark	8,800	2,670	1,144	0		12,614
Lance S. Smotherman	8,800	1,752	751	0		11,303

(a)	Mr. Schreiber’s perquisites consisted of stipends of $14,400 in lieu of use of a Company-provided automobile in 2006. The aggregate value of perquisites did not exceed $10,000 for any other named executive officer for 2006.

(8)	Mr. Smotherman’s title was changed upon his promotion to Senior Vice President of Human Resources and Administration on February 22, 2007.

Grants of Plan-Based Awards for 2006

The following table summarizes certain information with respect to incentive-based cash, PSU and option awards granted to the named executive officers during or for the year ended December 31, 2006, under the Short-Term Incentive Plan and 2004 Plan, and, with respect to the cash and PSU awards, reflects the amounts that could have been paid under each such award.

									All Other		Closing
									Option		Market
									Awards:	Exercise	Price of
			Estimated Possible Payouts Under			Estimated Future Payouts Under			Number of	or Base	Common	Grant Date
			Non-Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards(2)			Securities	Price of	Stock on	Fair Value
		Committee	Threshold	Target	Maximum	Threshold	Target	Maximum	Underlying	Option	Date of	of Stock
	Grant	Action	($)	($)	($)	(#)	(#)	(#)	Options	Awards	Grant	and Option
Name	Date	Date	33.33%	100%	200%	25%	100%	150%	(#)(3)	($/Sh)(4)	($/Sh)	Awards(5)

George A. Schreiber, Jr.	3/15/2006	3/10/2006	—	—	—	16,524	66,095	99,142	—	—	—	$356,252
	3/15/2006	3/10/2006	—	—	—	—	—	—	56,333	$5.39	$5.44	$118,750
	—	—	$106,989	$321,000	$642,000	—	—	—	—	—	—	—
Michael V. Palmeri	3/15/2006	3/10/2006	—	—	—	5,879	23,516	35,274	—	—	—	$126,751
	3/15/2006	3/10/2006	—	—	—	—	—	—	20,043	$5.39	$5.44	$42,251
	—	—	$37,996	$114,000	$228,000	—	—	—	—	—	—	—
Eugene N. Dubay	3/15/2006	3/10/2006	—	—	—	6,331	25,325	37,987	—	—	—	$136,502
	3/15/2006	3/10/2006	—	—	—	—	—	—	21,584	$5.39	$5.44	$45,499
	—	—	$45,829	$137,500	$275,000	—	—	—	—	—	—	—
Peter F. Clark	3/15/2006	3/10/2006	—	—	—	4,496	17,985	26,977	—	—	—	$96,939
	3/15/2006	3/10/2006	—	—	—	—	—	—	15,329	$5.39	$5.44	$32,314
	—	—	$29,747	$89,250	$178,500	—	—	—	—	—	—	—
Lance S. Smotherman	3/15/2006	3/10/2006	—	—	—	3,653	14,610	21,916	—	—	—	$78,748
	3/15/2006	3/10/2006	—	—	—	—	—	—	12,453	$5.39	$5.44	$26,251
	—	—	$24,498	$73,500	$147,000	—	—	—	—	—	—	—

(1)	The amounts shown represent threshold, target and maximum awards that could have been earned by the named executive officers under the Short-Term Incentive Plan for 2006 as described more fully under the Compensation Discussion and Analysis — Incentive Compensation section of this Part III, Item 11. The threshold payment level under the Short-Term Incentive Plan was 33.33% of the target incentive opportunity level (based on achieving 80% of the performance target). The maximum payment level under the Short-Term Incentive Plan was 200% of the target incentive opportunity level (based on achieving 110% of the performance target). Actual payments earned for 2006 under the Short-Term Incentive Plan were determined by the Compensation Committee on February 21, 2007, approved by the Board on February 22, 2007, and paid shortly thereafter and are shown in the “Non-Equity Incentive Compensation Plan” column of the Summary Compensation Table above.

(2)	The amounts shown represent the number of PSUs granted to the Company’s named executive officers in 2006 under the 2004 Plan, which are the threshold, target and maximum number of PSUs that will convert into shares of Company Common Stock at the end of the three-year performance period, if the Company achieves the specified performance. The performance period commenced January 1, 2006, and ends December 31, 2008, as described more fully under the Compensation Discussion and Analysis — Incentive Compensation section of this Part III, Item 11. The threshold payment amount is 25% of the target incentive opportunity level (based on achieving 25% of the performance target). The maximum payment amount is 150% of the target incentive opportunity level (based on achieving 150% of the performance target). The PSUs have dividend rights only if the record date for determining shareholders entitled to vote, or to receive dividends, falls on or after the date of certification of performance by the Compensation Committee.

(3)	The stock options were granted under the 2004 Plan and vest in nearly equal installments on the first three anniversaries of the grant date.

(4)	The stock options were granted at exercise prices equal to the fair market value on the date of grant as that term is defined in the 2004 Plan, which is the mean of the high and low sales prices for Common Stock as reported on a consolidated basis for securities listed on the principal stock exchange or market on which Common Stock is traded on the date of grant.

(5)	The amounts in this column reflect the grant date fair value of the PSUs and stock option awards, computed in accordance with FAS 123(R).

Outstanding Equity Awards at 2006 Fiscal Year End

The following table includes certain information with respect to outstanding option awards, unvested time-vesting RSUs, and unvested RSUs and PSUs with performance conditions that have not yet been satisfied held by the named executive officers at December 31, 2006.

					Stock Awards
								Equity Incentive
	Option Awards				Number of	Market	Equity Incentive	Plan Awards:
	Number of	Number of			Shares or	Value of	Plan Awards:	Market or Payout
	Securities	Securities			Units of	Shares or	Number of	Value of Unearned
	Underlying	Underlying			Stock That	Units of	Unearned Shares,	Shares, Units or
	Unexercised	Unexercised	Option	Option	Have Not	Stock That	Units or Other	Other Rights That
	Options (#)	Options (#)	Exercise	Expiration	Vested	Have Not	Rights That Have	Have Not Vested
Name	Exercisable(1)	Unexercisable(1)	Price ($)	Date	(#)(2)	Vested ($)(3)	Not Vested (#)(4)	($)(3)

George A. Schreiber, Jr.	0	56,333	$5.39	3/15/2016
	9,984	20,269	$6.15	3/7/2015
	133,334	66,666	$5.64	5/24/2014
					14,728	$89,841
							66,095	$403,180
							38,872	$237,119
							25,000	$152,500
							15,000	$91,500
Michael V. Palmeri	0	20,043	$5.39	3/15/2016
	3,916	7,948	$6.15	3/7/2015
	26,667	13,333	$5.27	10/28/2014
							23,516	$143,448
							15,244	$92,988
							3,750	$22,875
Eugene N. Dubay	0	21,584	$5.39	3/15/2016
	3,681	7,471	$6.15	3/7/2015
	20,000	10,000	$4.61	12/9/2014
	13,334	6,666	$5.775	3/1/2014
							25,325	$154,483
							14,329	$87,407
							2,500	$15,250
Peter F. Clark	0	15,329	$5.39	3/15/2016
	2,819	5,723	$6.15	3/7/2015
	20,000	10,000	$5.27	10/28/2014
							17,985	$109,709
							10,976	$66,954
							2,500	$15,250

					Stock Awards
								Equity Incentive
	Option Awards				Number of	Market	Equity Incentive	Plan Awards:
	Number of	Number of			Shares or	Value of	Plan Awards:	Market or Payout
	Securities	Securities			Units of	Shares or	Number of	Value of Unearned
	Underlying	Underlying			Stock That	Units of	Unearned Shares,	Shares, Units or
	Unexercised	Unexercised	Option	Option	Have Not	Stock That	Units or Other	Other Rights That
	Options (#)	Options (#)	Exercise	Expiration	Vested	Have Not	Rights That Have	Have Not Vested
Name	Exercisable(1)	Unexercisable(1)	Price ($)	Date	(#)(2)	Vested ($)(3)	Not Vested (#)(4)	($)(3)

Lance S. Smotherman	0	12,453	$5.39	3/15/2016
	8,250	16,750	$5.92	6/29/2015
	1,457	2,956	$6.15	3/7/2015
	1,000	500	$5.775	3/1/2014
	1,000	0	$4.13	3/3/2013
	1,000	0	$14.35	4/17/2011
	1,000	0	$11.9375	3/1/2010
							14,610	$89,121
							5,671	$34,593
							2,500	$15,250

(1)	The vesting dates for each option are listed in the table below by expiration date:

Names	Expiration	Vesting Dates and Proportions

George A. Schreiber, Jr., Michael V. Palmeri, Eugene N. Dubay, Peter F. Clark and Lance S. Smotherman	3/15/2016	3/15/2007	33%	3/15/2008	33%	3/15/2009	34%
Lance S. Smotherman	6/29/2015	6/29/2006	33%	6/29/2007	33%	6/29/2008	34%
George A. Schreiber, Jr., Michael V. Palmeri, Eugene N. Dubay, Peter F. Clark and Lance S. Smotherman	3/7/2015	3/7/2006	33%	3/7/2007	33%	3/7/2008	34%
Eugene N. Dubay	12/9/2014	9/2/2005	1/3	9/2/2006	1/3	9/2/2007	1/3
Peter F. Clark	10/28/2014	9/20/2005	1/3	9/20/2006	1/3	9/20/2007	1/3
Michael V. Palmeri	10/28/2014	7/19/2005	1/3	7/19/2006	1/3	7/19/2007	1/3
George A. Schreiber, Jr.	5/24/2014	3/10/2005	1/3	3/10/2006	1/3	3/10/2007	1/3
Eugene N. Dubay and Lance S. Smotherman	3/1/2014	3/1/2005	1/3	3/1/2006	1/3	3/1/2007	1/3
Lance S. Smotherman	3/3/2013	3/3/2004	1/3	3/3/2005	1/3	3/3/2006	1/3
Lance S. Smotherman	4/17/2011	4/17/2002	1/3	4/17/2003	1/3	4/17/2004	1/3
Lance S. Smotherman	3/1/2010	3/1/2001	1/3	3/1/2002	1/3	3/1/2003	1/3

(2)	Represents time-vesting RSUs awarded in 2005, which vest on September 13, 2008.

(3)	Market value determined by multiplying the closing market price of the Company’s Common Stock on December 29, 2006, which was $6.10 per share, by the number of units.

(4)	Represents PSUs and RSUs granted under the 2004 Plan which vest as follows, subject to performance certification by the Compensation Committee and assuming only the target level performance goals are achieved for the PSUs:

	RSUs	PSUs (target)	Vesting Date

George A. Schreiber, Jr.		66,095	1st quarter of 2009
		38,872	1st quarter of 2008
		25,000	3/15/2007
	15,000		3/31/2007
Michael V. Palmeri		23,516	1st quarter of 2009
		15,244	1st quarter of 2008
	3,750		3/31/2007
Eugene N. Dubay		25,325	1st quarter of 2009
		14,329	1st quarter of 2008
	2,500		3/31/2007

	RSUs	PSUs (target)	Vesting Date

Peter F. Clark		17,985	1st quarter of 2009
		10,976	1st quarter of 2008
	2,500		3/31/2007
Lance S. Smotherman		14,610	1st quarter of 2009
		5,671	1st quarter of 2008
	2,500		3/31/2007

Option Exercises and Stock Vested in 2006

The table below provides information regarding the value realized by the named executive officers upon the exercise of stock options and the vesting of RSUs during 2006. No PSUs vested during 2006.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares
	Acquired on	on Exercise	Acquired on Vesting	Value Realized
Name	Exercise (#)	($)(1)	(#)(2)	on Vesting ($)(2)

George A. Schreiber, Jr.	—	—	15,000	$82,350
Michael V. Palmeri	—	—	3,750	$20,588
Eugene N. Dubay	2,333	$5,133	2,500	$13,725
Peter F. Clark	—	—	2,500	$13,725
Lance S. Smotherman	—	—	5,000	$27,725

(1)	Value realized is the number of options exercised multiplied by the difference between the closing market price of the Company’s Common Stock on the date of exercise, which was $6.33, and the exercise price of the options, which was $4.13.

(2)	Represents RSUs, except 2,500 of Mr. Smotherman’s RSUs, that vested upon certification of performance by the Compensation Committee on May 22, 2006. The other 2,500 of Mr. Smotherman’s RSUs vested on June 29, 2006. Pursuant to the terms of the awards, delivery is deferred until June 1, 2007. The value is based on the closing market prices for the Company’s Common Stock of $5.49 and $5.60 on the respective vesting dates.

Pension Benefits for 2006

The following table shows the estimated actuarial present value of accumulated benefits payable to each of the named executive officers, including the number of years of service credited to each named executive officer under each of the SEMCO Energy, Inc. Non-Union Employees’ Retirement Plan and the 2004 SERP, determined by using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements.

		Number of	Present Value of
	Plan	Years Credited	Accumulated
Name	Name(1)	Service(2)	Benefit(3)

George A. Schreiber, Jr.	Qualified Plan	2.83	$70,955
	2004 SERP (Non-Qualified)	2.83	$819,846
Michael V. Palmeri	Qualified Plan	2.42	$33,451
	2004 SERP (Non-Qualified)	2.42	$286,944
Eugene N. Dubay	Qualified Plan	4.25	$101,852
	2004 SERP (Non-Qualified)	4.25	$636,206
Peter F. Clark	Qualified Plan	2.25	$40,286
	2004 SERP (Non-Qualified)	2.25	$292,421
Lance S. Smotherman	Qualified Plan	7.75	$72,214
	2004 SERP (Non-Qualified)	1.75	$125,886

(1)	Qualified Plan is the SEMCO Energy, Inc. Non-Union Employees’ Retirement Plan. 2004 SERP (non-qualified) is the 2004 Supplemental Executive Retirement Plan.

(2)	Years shown are actual years of service for both plans and do not include any additional years which may be credited under the 2004 SERP.

(3)	Accrued benefit used in present value calculation reflects a pro-rata share of an additional five years of service if the executive remains with the Company for five years and assumes benefits commence at the earliest eligibility age (generally later of age 55 or completion of five years of 2004 SERP service). Present value is based on a 5.9% discount rate, consistent with the rate used in year-end financial reporting under FAS 87. With the exception of a portion of Mr. Smotherman’s Qualified Plan benefit, includes amounts that the named executive officers are not currently entitled to receive because such amounts are not vested.

Qualified Plan — Each named executive officer above participates in the Qualified Plan, which is available to non-union-represented employees generally. At age 65, a participant is eligible to receive an annual pension equal to 1.4% of his average five-year adjusted compensation multiplied by his years of service. Adjusted compensation includes salary and bonus. The eligible compensation cannot exceed $220,000 for 2006. Benefits under the Qualified Plan last for the life of the executive. These benefits are not subject to any deduction for Social Security or other offsets.

2004 SERP — Payments under the 2004 SERP are based on the average of three calendar years of a participant’s annual base salary, using the three calendar years of employment that produce the highest average. Benefits under the 2004 SERP are paid for 15 years in monthly installments, and a participant vests in these benefits after he has five years of service. These benefits are not subject to any deduction for Social Security or other offsets except the benefit accrued by the executive officer under the Qualified Plan.

Pursuant to the severance agreements entered into with each of the named executive officers, each will receive an additional five years of service with the Company for purposes of the 2004 SERP upon the fifth anniversary of the individual first being employed by the Company. Eligibility for participation in the 2004 SERP is limited to the CEO and those executive officers reporting directly to the CEO.

The 2004 SERP provides supplemental pension benefits to mid-career hires which could not be provided by the Qualified Plan because of limited tenure and the limit on compensation on which Qualified Plan benefits are calculated ($220,000 in 2006). In addition, the 2004 SERP provides protection for participants in the event of a change in control by requiring the funding of a trust (under certain circumstances) and vesting of benefits (under other circumstances) before a participant reaches age 55 and before he has 5 years of service.

If the executive officer retires at age 65 or after age 55 with five years of vested service, benefits are payable over 15 years in monthly installments equal to 1/12th of (a) times (b) offset by (c), as such amounts are set forth below:

(a) The sum of:

(i) 4% of the executive officer’s first five years of service; plus

(ii) 3% of the executive officer’s years of service in excess of five years of service, but not exceeding 15 years of service.

(b) The percentage as determined in paragraph (a) (not exceeding 50%) is multiplied by the executive officer’s base salary.

(c) The product of (a) times (b) is offset by the monthly benefit accrued by the executive officer under the Qualified Plan during the time which he participated in that plan and the 2004 SERP assuming that the executive officer receives such benefit in the form of a single life annuity commencing on the date that benefits begin to be paid under the 2004 SERP.

Potential Payments Upon Termination or Change-in-Control

Executive Severance Agreements — The Company has entered into severance agreements with each of the named executive officers providing for severance benefits if certain conditions are met and if they execute a general release of claims against the Company. No severance benefits are payable if the executive officer is terminated for cause, if he dies or is unable to perform his essential functions for a prescribed period due to a disability, or if he terminates his employment without good reason, as those terms are defined in the severance agreements. Severance benefits are payable if the executive officer is terminated without “cause” or if he terminates his employment with “good reason”, as those terms are defined below.

The formula for severance benefits payable upon termination without cause or with good reason and the form of payment (installments v. lump sum) differ, depending on whether a transaction constituting a “change in control” (as defined below) has been consummated within 24 months prior to the executive officer’s termination.

Severance benefits payable in the event that no change in control has been consummated within 24 months prior to the executive officer’s termination include an amount equal to two times the sum of (i) his base salary plus (ii) his target annual cash bonus. In addition, the executive officer would receive continued health and welfare benefits coverage for two years and reimbursement for outplacement services up to a total of $10,000.

The agreements also provide for severance payments and certain other benefits if the executive officer’s employment terminates after a change in control. Payments and benefits will be paid under these agreements only if, within 24 months following a change in control, the executive officer (i) is terminated involuntarily without cause and not as a result of death or disability, or (ii) terminates his employment voluntarily for good reason. The agreements also provide that if (i) a change in control is consummated, (ii) the executive officer’s employment is terminated within one year prior to the date on which such consummation occurred, and (iii) it is reasonably demonstrated by the executive officer that such termination of employment (a) was at the request of a third party which had taken, or subsequently took, steps reasonably calculated to effect a change in control, or (b) otherwise arose in connection with or in anticipation of a transaction which, if consummated, would constitute a change in control, then, for purposes of the severance agreements and notwithstanding any other action taken by the Company or the executive officer (including execution of a general release of claims), the executive officer’s termination will be deemed to have occurred with good reason after consummation of a change in control. If the executive officer is terminated for cause during the above-described 24 months following a change in control or one year prior to a change in control, the executive officer will not be eligible to receive any change in control payments or benefits as described below.

In the event of such termination following a change in control, each executive officer will be entitled to receive the following under the agreements after a covered cessation of employment:

•	a lump sum severance payment;

•	continuation of certain welfare benefits (life, disability, accident and group health insurance) for three years; provided, however, if the executive officer becomes re-employed with another employer and is eligible to receive substantially similar medical and other welfare benefits under another employer’s plans, at substantially similar cost to the executive officer, then the medical and other welfare benefit coverages provided by the Company will be deemed secondary to such other employer medical and other welfare benefit coverages; and

•	reimbursement for outplacement services up to a total of $10,000 and all legal fees and expenses incurred in connection with the executive officer’s seeking to obtain or enforce any right or benefit provided by the severance agreement in connection with a change in control.

The lump sum severance payment under these agreements is equal to 2.99 times the sum of the executive officer’s (i) base salary plus (ii) target annual bonus, payable within sixty days following the date of termination, together with (a) the pro rata portion of the annual cash bonus earned by the executive officer for the year in which his employment is terminated, calculated based on this target annual bonus and without any other adjustment for the executive officer’s performance or otherwise, and (b) a gross-up payment in the amount that allows the executive officer to retain a gross-up payment equal to the excise tax imposed after deducting from the gross-up payment all taxes (including, without limitation, the excise tax on the payments, the excise tax on the gross-up payment, any income taxes and all interest and penalties imposed with respect to any of such taxes); provided however, if it is determined that the executive officer is entitled to a gross-up payment, but that the payments do not exceed 110% of the greatest amount that could be paid to the executive officer such that the receipt of payments would not give rise to any excise tax, then no gross-up payment will be made to the executive officer and the payments, in the aggregate, will be reduced.

In addition, the severance agreements provide that under the 2004 SERP these executive officers will receive an additional five “years of service” (as defined in the 2004 SERP) if a change in control is consummated. The agreements provide that on the fifth anniversary of the executive officer first being employed by the Company, he or she will receive an additional five years of service; provided, however, if, prior to the fifth anniversary of the executive officer first being employed by the Company, a change in control is consummated, in lieu of the additional credited service provided above, as of the day immediately preceding the day on which such change in control transaction is consummated, the executive officer will receive an additional five years of service and will be deemed as eligible to retire (as defined in the 2004 SERP).

For purposes of the severance agreements, the following terms are defined as follows:

“Cause” is defined as:

(1) a named executive officer’s continued failure or inability to perform any material duties reasonably assigned to the named executive officer (other than any such failure resulting from the named executive officer’s death or disability) or the named executive officer’s substantial performance deficiencies for 30 days (or 60 days if after a change in control), after written notice to the named executive officer; or

(2) a material breach of the severance agreement by a named executive officer; or

(3) a named executive officer’s commission of fraud against the Company or his engaging in willful misconduct which is materially injurious to the Company, monetarily or otherwise; or

(4) a named executive officer’s willful misconduct involving a third party or conviction of a felony or submission of a guilty or nolo contendere plea by a named executive officer with respect thereto.

“Good reason” is defined as any of the following actions taken without a named executive officer’s consent, in writing:

(1) the assignment to a named executive officer of any duties that are materially inconsistent with the named executive officer’s position (including status, office, titles and reporting relationships), functions, authority, duties, or responsibilities as contemplated by the named executive officer’s severance agreement, or any other action by the Company which results in a material diminution in the named executive officer’s position, functions, authority, duties, or responsibilities, excluding an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company within 30 days after receipt of written notice thereof given by the named executive officer; or

(2) a material breach of the severance agreement by the Company; or

(3) a reduction in a named executive officer’s base salary, target annual bonus, or long-term incentive award target; or

(4) after a transaction constituting a change in control has been consummated, the relocation of the Company’s headquarters by more than 50 miles or the assignment of the named executive officer to a work location that is more than 50 miles from his work location; provided, however, that to the extent reasonably required and substantially consistent with such travel immediately prior to consummation of the transaction constituting a change in control, travel by the named executive officer on Company business will not be deemed a change in his work location; or

(5) the failure of any successor to the Company to adopt and agree to be bound by the named executive officer’s severance agreement, in writing, and thereafter honor the Company’s obligations.

“Change in control” is defined as:

(1) the direct or indirect sale, lease, exchange or other transfer of all or substantially all of the assets of the Company to any person or entity or group of persons or entities acting in concert as a partnership or other group.

(2) the consummation of any consolidation or merger of the Company with or into another corporation with the effect that the shareholders of the Company immediately prior to the date of the consolidation or merger hold less than 51% of the combined voting power of the outstanding voting securities or the surviving entity of such merger of the corporation resulting from such consolidation ordinarily having the right to vote in the election of directors (apart from rights accruing under special circumstances) immediately after such merger or consolidation;

(3) the shareholders of the Company will approve any plan or proposal for the liquidation or dissolution of the Company;

(4) a person or group acting in concert will, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise, have become the direct or indirect beneficial owner of securities of the Company representing 30% or more of the combined voting power of the then outstanding securities of the Company ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors; or

(5) a person or group, together with any affiliates thereof, will succeed in having a sufficient number of its nominees elected to the Board of Directors such that such nominees, when added to any existing director remaining on the Board of Directors after such election who is an affiliate of such person or group, will constitute a majority of the Board of Directors.

Notwithstanding the foregoing, the Board of Directors may determine, after a review of the facts and circumstances surrounding a particular transaction, in its sole discretion, that consummation of the transaction will constitute a change in control for purposes of a severance agreement.

2004 SERP — The 2004 SERP also provides for certain benefits in the event of a “change in control” (as defined below). Under the 2004 SERP, if within two years after a change in control, the executive officer is terminated by the Company for reasons other than “cause” (as defined below) or the executive officer terminates employment for “good reason” (as defined below), the executive officer becomes 100% vested in his retirement benefits, with the benefit to commence on the later of (i) the first day of the month following the executive officer’s termination of employment; or (ii) a date specified in an election form executed by the executive officer more than one year prior to the date in (i). The 2004 SERP will be amended by December 31, 2007, for compliance with Section 409A of the Code. Notwithstanding the foregoing, any such elections by the executive officers will be administered in good faith compliance with Section 409A of the Code and guidance promulgated thereunder by the Department of Treasury and the Internal Revenue Service.

The change in control provision in the 2004 SERP also requires the Company within ten days of the consummation of the change in control transaction to fund a trust in a lump sum amount that equals (i) with respect to executive officers receiving SERP benefits at the time of the consummation of the transaction, the amount needed to fully fund all remaining payments to the executive officer pursuant to the 2004 SERP; or (ii) with respect to executive officers not yet receiving SERP benefits at the time of the consummation of the transaction, the lump sum amount that would be required, as of the projected future retirement at age 65 of the executive officer, to provide such executive officer with the retirement benefit at age 65 described above, assuming the executive officer remains an employee until age 65 and then retires and assuming the executive officer’s base salary immediately prior to the change in control.

As previously disclosed, upon consummation of the anticipated Share Exchange, the amount required to fully fund the 2004 SERP is estimated to be $5.5 million. However, pursuant to the Exchange Agreement (as defined in Item 12 of this Form 10-K/A), the Company has agreed to amend the 2004 SERP to eliminate such funding requirement; provided, however that the Company is not required to amend the 2004 SERP with respect to any executive officer unless the Parent (as defined in Item 12 of this Form 10-K/A) obtains, and provides the Company, with a written consent to such amendment signed by the executive officer prior to the date that is five days prior to the effective time of the Share Exchange.

For purposes of the 2004 SERP, the following terms are defined as follows:

The terms “change in control” and “good reason” have the same meaning set forth above under “Executive Severance Agreements.”

“Cause” is defined as an act or omission to act of a named executive officer constituting:

(1) gross misconduct;

(2) a material breach of duties; or

(3) an act of material dishonesty or fraud that is injurious to the Company.

Stock Options — A named executive officer who terminates from the Company without good reason is entitled to those vested options as of his employment termination date.

If the named executive officer retires, becomes disabled or dies while actively employed, is terminated by the Company without “cause,” terminates employment for “good reason,” or upon the occurrence of a “change in control” while the named executive officer is actively employed, the named executive officer becomes 100% vested in all outstanding options. If the named executive officer is terminated for cause prior to a change in control, all options are forfeited even if the named executive officer vested in his options upon the occurrence of his retirement, disability or death while actively employed.

For purposes of determining if unvested options accelerate, “cause” and “good reason” have the same meaning as set forth above under “Executive Severance Agreements.”

For purposes of determining if unvested options accelerate, a “change in control” is defined as the occurrence of any of the following:

(1) if any person (other than the Company or any of the Company’s employee benefit plans) acquires 30% or more of the Company’s outstanding voting power with the exception of any person who acquires shares of common stock upon the conversion of shares of the Company’s Series B Convertible Preference Stock or shares upon the exercise of warrants;

(2) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors, and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (1), (3), or (4) of this definition) whose election by the Board of Directors or nomination for election by the Company’s shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the two-year period or whose election or nomination for election was previously approved but excluding for this purpose any such new director whose initial assumption of office occurs as a result of either an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of an individual, corporation, partnership, group, associate or other entity or person other than the Board of Directors, cease for any reason to constitute at least a majority of the Board of Directors;

(3) the consummation of a merger or consolidation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving or resulting entity) more than 50% of the combined voting power of the surviving or resulting entity outstanding immediately after such merger or consolidation;

(4) the shareholders of the Company approve a plan or agreement for the sale or disposition of all or substantially all of the consolidated assets of the Company other than a sale or disposition immediately after which such assets will be owned directly or indirectly by the shareholders of the Company in substantially the same proportions as their ownership of the common stock of the Company immediately prior to such sale or disposition;

(5) any other event occurs which the Board of Directors determines, in its discretion, would materially alter the structure of the Company or its ownership.

Restricted Stock Units — In order to be entitled to an RSU, at a minimum the named executive officer must be employed on the designated vesting date set by the Compensation Committee. RSUs may also be subject to performance vesting goals established by the Compensation Committee. Notwithstanding the foregoing, if a named executive officer retires, becomes disabled, dies while actively employed, is terminated by the Company without “cause” or terminates employment for “good reason” or upon the occurrence of a “change in control” while the named executive officer is actively employed, then the named executive officer becomes 100% vested in all outstanding unvested RSUs.

For purposes of determining if unvested RSUs accelerate, the terms “change in control”, “cause” and “good reason” have the same meaning as set forth above under “Executive Severance Agreements,”

Performance Share Units — In order to be entitled to a PSU, the named executive officer must be employed as of the last day of the performance period. Notwithstanding the foregoing, if a named executive officer retires, becomes disabled or dies while actively employed with the Company, or upon the occurrence of a “change in control” while actively employed with the Company, all outstanding unvested PSUs of the named executive officer become vested in accordance with a pro ration formula. The pro ration is based on a fraction the numerator of which is the number of days the named executive officer was employed during the performance period and the denominator of which is the total number of days in the performance period.

For purposes of the determination if unvested PSUs accelerate, the term “change in control” has the meaning set forth above under “Stock Options.”

The table below reflects potential payments to each of the named executive officers under their severance agreements and various plans in the event of a termination of the named executive officer’s employment with the Company, whether due to retirement, death, disability, termination for cause, termination with good reason, or termination in connection with a change in control. The amounts shown assume in each case that the change in control or termination occurred on December 29, 2006, and that the relevant stock price was $6.10, which was the closing price of the Company’s Common Stock on December 29, 2006.

The table does not include benefits to which all salaried employees are entitled or the Qualified Plan or 2004 SERP benefits that would be paid to a named executive officer, which are set forth in the Pension Benefits table above, except to the extent that the named executive officer is entitled to an additional or accelerated benefit as a result of the termination or change in control. In addition, the table does not include the value of vested but unexercised stock options, RSUs or PSUs as of December 29, 2006. The footnotes to the table describe the assumptions used in estimating the amounts set forth in the table. Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can only be determined at the time of the executive’s separation from the Company.

The proxy statement relating to the Company’s special meeting to approve the Share Exchange contains a discussion of the estimated amounts to be paid to the named executive officers in connection with consummation of the Share Exchange, which would constitute a change in control under the severance agreements with the named executive officers.

			Termination Prior to Change in Control
					Termination by
					Company	Termination by		Termination Within 24 Months Following Change in Control (1)
					without	Company		Termination by
					Cause or	for Cause		Company
					Termination by	or Termination by		without Cause
	Death Prior to or				Executive	Executive		or Termination			Termination by
	Following Change				or Good	without		by Executive		Termination by	Executive
	in Control		Disability		Reason	Good Reason	Retirement	for Good Reason		Company for Cause	without Good Reason
Executive Benefits and Payments Upon Termination	($)		($)		($)	($)	($)	($)		($)	($)

George A. Schreiber, Jr.
Base salary & target bonus	—		—		1,712,000	—	—	2,559,440		—	—
Pro rata portion of bonus(3)	—		—		—	321,000	—	—
Outplacement reimbursement(2)	—		—		10,000	—	—	10,000		—	—
Accelerated Vesting:
Stock options	70,664		70,664		70,664	—	70,664	70,664		70,664	70,664
RSUs	181,341		181,341		181,341	—	181,341	181,341		181,341	181,341
PSUs	342,021		342,021		—	—	342,021	342,021		342,021	342,021
2004 SERP enhancement(4)	1,605,000	(5)(6)	465,288	(6)(8)	—	—	—	1,431,361	(7)(8)	—	1,431,361	(7)(8)
Health and welfare benefits(4)	—		—		24,462	—	—	37,409		—	—
Tax Gross-Up	—		—		—	—	—	1,405,434		—	—

Total Value	$2,199,026		$1,059,314		$1,998,467	$—	$594,026	$6,358,670		$594,026	$2,025,387

Michael V. Palmeri
Base salary & target bonus	—		—		798,000	—	—	1,193,010		—	—
Pro rata portion of bonus(3)	—		—		—	—	—	114,000		—	—
Outplacement reimbursement(2)	—		—		10,000	—	—	10,000		—	—
Accelerated Vesting:
Stock options	25,297		25,297		25,297	—	25,297	25,297		25,297	25,297
RSUs	22,875		22,875		22,875	—	22,875	22,875		22,875	22,875
PSUs	94,385		94,385		—	—	94,385	94,385		94,385	94,385
2004 SERP enhancement(4)	855,000	(5)(6)	139,388	(6)(8)	—	—	—	726,755	(7)(8)	—	726,755	(7)(8)
Health and welfare benefits(4)	—		—		24,462	—	—	37,409		—	—
Tax Gross-Up	—		—		—	—	—	720,322		—	—

Total Value	$997,557		$281,945		$880,634	$—	$142,557	$2,944,053		$142,557	$869,312

Eugene N. Dubay
Base salary & target bonus	—		—		770,000	—	—	1,151,150		—	—
Pro rata portion of bonus(3)	—		—		—	—	—	110,000		—	—
Outplacement reimbursement(2)	—		—		10,000	—	—	10,000		—	—
Accelerated Vesting:
Stock options	32,359		32,359		32,359	—	32,359	32,359		32,359	32,359
RSUs	15,250		15,250		15,250	—	15,250	15,250		15,250	15,250
PSUs	93,928		93,928		—	—	93,928	93,928		93,928	93,928
2004 SERP enhancement(4)	825,000	(5)(6)	316,177	(6)(8)	—	—	—	825,937	(7)(8)	—	825,937	(7)(8)
Health and welfare benefits(4)	—		—		24,462	—	—	37,409		—	—
Tax Gross-Up	—		—		—	—	—	577,607		—	—

Total Value	$966,537		$457,714		$852,071	$—	$141,537	$2,853,640		$141,537	$967,474

			Termination Prior to Change in Control
					Termination by
					Company	Termination by		Termination Within 24 Months Following Change in Control (1)
					without	Company		Termination by
					Cause or	for Cause		Company
					Termination by	or Termination by		without Cause
	Death Prior to or				Executive	Executive		or Termination			Termination by
	Following Change				or Good	without		by Executive		Termination by	Executive
	in Control		Disability		Reason	Good Reason	Retirement	for Good Reason		Company for Cause	without Good Reason
Executive Benefits and Payments Upon Termination	($)		($)		($)	($)	($)	($)		($)	($)

Peter F. Clark
Base salary & target bonus	—		—		688,500	—	—	1,029,308		—	—
Pro rata portion of bonus(3)	—		—		—	—	—	89,250		—	—
Outplacement reimbursement(2)	—		—		10,000	—	—	10,000		—	—
Accelerated Vesting:
Stock options	19,184		19,184		19,184	—	19,184	19,184		19,184	19,184
RSUs	15,250		15,250		15,250	—	15,250	15,250		15,250	15,250
PSUs	69,662		69,662		—	—	69,662	69,662		69,662	69,662
2004 SERP enhancement(4)	765,000	(5)(6)	146,410	(6)(8)	—	—	—	642,834	(7)(8)	—	642,834	(7)(8)
Health and welfare benefits(4)	—		—		9,103	—	—	13,921		—	—
Tax Gross-Up	—		—		—	—	—	565,770		—	—

Total Value	$869,096		$250,506		$742,037	$—	$104,096	$2,455,179		$104,096	$746,930

Lance S. Smotherman
Base salary & target bonus	—		—		567,000	—	—	847,665		—	—
Pro rata portion of bonus(3)	—		—		—	—	—	73,500		—	—
Outplacement reimbursement(2)	—		—		10,000	—	—	10,000		—	—
Accelerated Vesting:
Stock options	12,004		12,004		12,004	—	12,004	12,004		12,004	12,004
RSUs	15,250		15,250		15,250	—	15,250	15,250		15,250	15,250
PSUs	44,591		44,591		—	—	44,591	44,591		44,591	44,591
2004 SERP enhancement(4)	630,000	(5)(6)	60,658	(6)(8)	—	—	—	357,951	(7)(8)	—	357,951	(7)(8)
Health and welfare benefits(4)	—		—		16,820	—	—	25,723		—	—
Tax Gross-Up	—		—		—	—	—	516,341		—	—

Total Value	$701,845		$132,503		$621,074	$—	$71,845	$1,903,025		$71,845	$429,796

(1)	The change in control event is assumed to occur on December 29, 2006.

(2)	This represents reimbursement for outplacement services up to a total of $10,000. In addition, all legal fees and expenses incurred in connection with the named executive officer seeking to obtain or enforce any right of benefit provided under his severance agreement in connection with a change in control are covered but not estimated.

(3)	Because the change in control event is assumed to occur on December 29, 2006, the pro rata portion of the annual bonus is assumed to pay out at the full target amount.

(4)	Present values are based on a 5.9% discount rate and other assumptions used in the Company’s financial statements. The health and welfare benefits amounts are based on the Company’s current costs of providing such benefits.

(5)	The death benefit is 3 times base pay and is provided for under the 2004 SERP in lieu of any other SERP benefits. The liability for this death benefit is covered by life insurance policies on the lives of the named executive officers.

(6)	The 2004 SERP provides a disability benefit payable commencing at age 55 or immediately if over age 55. This benefit can be paid in the form of a lump sum at age 55 for named executive officers with under 5 years of service in the 2004 SERP and the above amounts assume that the lump sum option is elected. This benefit is in lieu of any other benefits under the 2004 SERP, except if the named executive officer dies prior to age 55, then the above described death benefit is paid instead.

(7)	The 2004 SERP benefits are payable only in an annuity form. This amount reflects the present value of the annuity benefit.

(8)	The full value of 2004 SERP benefits payable on disability and change in control are shown because vesting occurs as a result of these events and none of the named executive officers are currently vested in a 2004 SERP benefit.

Director Compensation

The following table provides compensation information for the year ended December 31, 2006, for each non-employee member of the Board.

Director Compensation for 2006

	Fees Earned or		Stock	Option	All Other
	Paid in Cash		Awards	Awards	Compensation		Total
Name(1)	($)		($)(2)	($)(3)	($)		($)

Donald W. Thomason, Chairman of the Board	$56,484		$53,267	$560	$0		$110,311
John M. Albertine(4)	$70,833		$87,812	$650	$8,750	(4)	$168,045
John T. Ferris	$42,000		$42,420	$560	$0		$84,980
Harvey I. Klein	$52,000		$48,939	$560	$0		$101,499
Paul F. Naughton	$44,000		$38,544	$0	$0		$82,544
Charles H. Podowski	$1,458	(5)	$0	$0	$0		$1,458
Edwina Rogers	$35,000		$35,835	$0	$0		$70,835
Thomas W. Sherman	$1,542		$0	$0	$0		$1,542
Ben A. Stevens	$37,000		$40,810	$0	$0		$77,810
John C. van Roden, Jr.	$37,000		$30,859	$0	$0		$67,859

(1)	George A. Schreiber, the Company’s Chief Executive Officer, is not included in this table as he is an employee of the Company and thus receives no compensation for his service as a director on the Company’s Board. The compensation received by Mr. Schreiber as an employee of the Company is shown in the Summary Compensation Table above.

(2)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) (disregarding the estimate of forfeitures relating to service-based vesting), of awards pursuant to the 2004 Plan and thus may include amounts from awards granted in and prior to 2006. A discussion of the assumptions used in calculating these values may be found in Note 9 to the 2006 audited financial statements included in the Original Filing.

In 2005, each non-employee director received 21,000 restricted shares of the Company’s Common Stock pro-rated for those who joined the Board after the beginning of the year. The 21,000 restricted shares represented equity compensation for the three-year period beginning in 2005. In each of 2006, 2007 and 2008, 7,000 restricted shares, or the appropriate pro-rata amount, will vest and be released to the respective director so long as that individual remains on the Board on the vesting date. Messrs. Podowski and Sherman joined the Board in mid-December 2006 and did not receive any restricted shares for their 2006 service, but will receive 7,000 restricted shares each in 2007 for their 2007 service.

The Chairmen of the Board, Audit Committee, Compensation Committee, Finance Committee and Nominating and Corporate Governance Committee receive additional annual grants of restricted shares in the amounts of 5,000, 1,500, 1,000, 500 and 500, respectively, which vest three years from the grant date.

At December 31, 2006, the aggregate number of outstanding restricted shares for each non-employee director was: Mr. Ferris — 15,000; Mr. Klein — 16,250; Mr. Naughton — 14,750; Ms. Rogers — 14,000; Mr. Stevens — 14,000; Mr. Thomason — 17,250; and Mr. van Roden — 14,000.

(3)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) (disregarding the estimate of forfeitures relating to service-based vesting), of options granted in 2003 and 2004 pursuant to the 1997 Plan. A discussion of the assumptions used in calculating these values may be found in Note 9 to the 2006 audited financial statements included in the Original Filing. At December 31, 2006, the aggregate number of outstanding stock options held by each of the non-employee directors was: Dr. Albertine — 9,000; Mr. Ferris — 11,100; Mr. Klein — 11,100; Mr. Sherman — 3,000; Mr. Thomason — 11,100.

(4)	Dr. Albertine retired from the Board effective October 9, 2006. Pursuant to a retirement agreement entered into with Dr. Albertine, (i) he received a lump sum payment of $8,750, which represented a portion of the cash retainer he would have otherwise received had he remained a member of the Board until the end of his current term, and (ii) accelerated vesting of a total of 17,250 restricted shares previously granted to Dr. Albertine as compensation for his services as a director and as Chairman.

(5)	Mr. Podowski elected to defer his 2006 cash compensation into the stock fund in the Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the “Directors’ Deferred Compensation Plan”) effective as of January 1, 2006.

Principal Compensation Objectives — The Company maintains a market-competitive compensation plan designed to attract and retain qualified and committed independent directors. This objective is accomplished by ensuring plan design, features, and level of Board compensation are competitive with the Company’s peer group of companies. Further, the Company’s Board compensation program is designed to ensure the directors’ interests are aligned with those of shareholders. This objective is accomplished, in part, by establishing stock ownership guidelines mandating significant holdings of Company Stock by each director. A director who is a Company employee, such as Mr. Schreiber, does not receive any compensation for service as a director.

Philosophy in Determining Levels of Compensation — The Compensation Committee seeks to provide compensation to Board members based upon a comparison to the compensation paid to board members in other comparably-sized companies in the same line of business, as appropriate, with an overall objective of providing compensation at or near the 50th percentile of the peer group of companies (on a size-adjusted basis). The Compensation Committee relied on Towers Perrin, the external compensation consultant engaged by the Company for executive compensation purposes, to develop an appropriate peer group of companies to define benchmark compensation levels. The Chairman of the Compensation Committee met with Towers Perrin several times in 2006, without management present, regarding director compensation. The Compensation Committee also retained Pearl Meyer to provide independent consultation services as the Committee deemed necessary. In addition, the Company uses the annual Director Compensation Report produced by the National Association of Corporate Directors as a resource to verify market positioning and marketplace norms for director compensation. For 2006, the peer group used by the Compensation Committee consisted of 15 comparable companies, and was the same peer group used for the Company’s executive compensation benchmarking. Board compensation data from the peer group is size-adjusted and then analyzed to determine the market comparable range for base retainers, equity compensation, annualized earnings from meeting fees, for chairing a committee of the Board, or for serving as the chairman of the Board. It is the Company’s compensation philosophy to compensate at the middle of the market-competitive range of the total combined pay for each of the positions on the Board.

Elements of Board Compensation — The primary components of the Company’s compensation program for non-employee directors consist of:

•	Base Retainer (cash and equity grants)

•	Premiums for Committee or Board Chairpersons (cash and equity grants)

•	Audit Committee Premium (cash)

All cash and equity compensation paid to directors for 2006 was recommended by the Company’s external consultants based on relative placement within the market-competitive range compared to the peer group. All director compensation for 2006 was recommended by the Compensation Committee and approved by the Board. Director compensation for 2007 is the same as for 2006.

Base Retainer.  The Company has eliminated meeting fees in favor of a single retainer. Each director receives an annual retainer split generally at 50% cash compensation ($35,000) and 50% equity compensation (vesting of 7,000 restricted shares). The Company believes this compensation approach aligns the interests of Board members with those of shareholders.

The equity component of director compensation consists of restricted shares granted pursuant to the 2004 Plan. Specifically, on June 28, 2005, the Company granted each director in service on June 28, 2005, 21,000 restricted shares that vest in equal installments of 7,000 shares on each of June 28, 2006, 2007 and 2008 if the director remains on the Board on the vesting date. The restricted shares will become fully vested upon a change in control of the Company (such as consummation of the Share Exchange). Any unvested restricted shares are subject to forfeiture if a director terminates his or her position for any reason prior to a change in control. The restricted share grants for Mr. Naughton, Ms. Rogers and Mr. van Roden, who joined the Board after January 1, 2005, were pro-rated such that they received 19,250, 19,250 and 17,500 shares, respectively, and the numbers of shares that vested on June 28, 2006, were 5,250, 5,250 and 3,500, respectively. Messrs. Podowski and Sherman joined the Board mid-December 2006 and did not receive any restricted shares for their 2006 service, but will each receive 7,000 restricted shares in 2007 for their 2007 service and those restricted shares will vest at the same time as the final installment of the restricted shares granted on June 28, 2005.

Premiums for Committee or Board Chairpersons.  Chairpersons for the Audit, Compensation, Finance, and Nominating and Corporate Governance Committees receive additional annual cash retainers of $15,000, $10,000, $7,000 and $7,000, respectively, and equity compensation of 1,500, 1,000, 500, and 500 restricted shares, respectively, in consideration of the additional responsibilities and time commitments required to perform the duties associated with each position. The Chairman of the Board receives an additional cash retainer of $50,000 and 5,000 restricted shares annually. The additional restricted share awards granted to chairpersons fully vest on the third anniversary of the grant date, upon a change in control of the Company, or upon the retirement, disability or death of the director and are subject to forfeiture if the director terminates his or her position for any reason other than a change in control, retirement, disability or death.

The Company made the first annual chairperson restricted share grants on June 28, 2005, and these awards will fully vest on June 28, 2008. Because two chairpersons had not been selected by the Board at the time of the initial grants, the grants to the individuals who were the chairpersons of the Finance and Nominating and Corporate Governance Committees on June 28, 2005, were pro-rated for the first half of the year. Upon the election of chairpersons of those two committees, a grant for the second half of the year was made on August 25, 2005. The second annual chairperson restricted share grants occurred on May 22, 2006. On October 26, 2006, Mr. Thomason was granted 1,250 restricted shares as the equity portion of the premium for the Chairman of the Board, pro-rated for the fourth quarter of 2006.

Audit Committee Premium.  Directors who serve on the Audit Committee receive an additional cash premium of $2,000 annually in consideration of the additional responsibilities and time commitment required of Audit Committee members.

Deferred Compensation.  Non-employee directors may elect to defer cash compensation earned as a Board member into interest-bearing or stock unit funds through the Directors’ Deferred Compensation Plan. Prior to January 1, 2006, shares of Common Stock were allocated based on the price that would have been paid for the shares had they been purchased through the DRIP. Beginning January 1, 2006, the number of stock units will be determined as of the date the compensation would have otherwise been paid to the director by using the fair market value (as defined in the Directors’ Deferred Compensation Plan) of the Common Stock as of such date. Mr. Podowski elected to defer all cash compensation in 2006 and 2007 into the stock fund. No other directors chose to defer their cash compensation for 2006 or 2007.

Below is a summary of annual non-employee director compensation in effect since January 1, 2005, for non-employee directors who were serving as directors on June 28, 2005:

				Audit
				Committee				Chair Restricted
				Member				Stock Grant
			Committee Chair	Premium	Non-Executive			Restricted Stock
			Premium	Cash retainer for	Chairman			premium for
			Cash retainer for	all Audit	Cash retainer for		Annual Vesting	committee
		Base	committee	Committee	Chairman of the	Sub Total Cash	Restricted Stock(1)	chairperson &
		Retainer	chairperson	Members - only	Board	Compensation	All Directors	chairman

Director	Committee other than Audit	$35,000				$35,000	7,000
Director	Audit Committee Member	$35,000		$2,000		$37,000	7,000
Finance Committee	Committee Chairperson	$35,000	$7,000			$42,000	7,000	500
Nominating & Corporate Governance Committee	Committee Chairperson	$35,000	$7,000			$42,000	7,000	500
Compensation Committee	Committee Chairperson	$35,000	$10,000			$45,000	7,000	1,000
Audit Committee	Committee Chairperson	$35,000	$15,000	$2,000		$52,000	7,000	1,500
Chairman of the Board		$35,000			$50,000	$85,000	7,000	5,000

(1)	The equity portion of the retainer is an annual vesting of 7,000 restricted shares. As noted above, directors who joined the Board after January 1, 2005, received a pro-rated grant and because Messrs. Podowski and Sherman joined the Board near the end of 2006, they will not receive a grant until 2007, when they will each receive a grant of 7,000 restricted shares.

Stock Ownership Guidelines

In 2005, the Board revised and reinstated stock ownership guidelines for the Company’s non-employee directors and officers. By June 28, 2010, or within five years of joining the Company, whichever is later, each non-employee director and officer is expected to beneficially own shares of the Company’s Common Stock equal in value to:

Non-employee Directors	5 times base retainer
President and Chief Executive Officer	5 times base salary
Senior Vice Presidents	2 times base salary
Vice Presidents	1 to 1.5 times base salary (depending on salary grade)

Stock for which the director or officer disclaims beneficial ownership is excluded. The following count toward the ownership goals: (i) shares owned directly without restrictions; (ii) shares owned through the 401(k); (iii) service-based RSUs or restricted stock; (iv) fully attained PSUs; (v) shares previously owned, but placed in trusts for family members; and (vi) vested stock options at 50% of value if at least 20% “in-the-money.” The guidelines include a crediting feature recommended by Towers Perrin consistent with such features in newly implemented guidelines for companies in turnaround situations, providing for additional credit towards these ownership guidelines for nearer-term purchases of the Company’s Common Stock. Stock purchased outright from June 28, 2005, through December 31, 2006, will be credited at five times the number of shares purchased; from January 1, 2007 through December 31, 2007, at three times the number of shares purchased; and from January 1, 2008, at one times the number of shares purchased.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table shows beneficial owners of more than 5% of the Company’s voting securities as of March 31, 2007, based on filings with the SEC and the Company’s records:

		Amount and Nature
		of Beneficial		Percent
Title of Class	Name and Address	Ownership		of Class

Common Stock	Wellington Management Company, LLP	3,386,800	(1)	9.53	%(1)
	75 State Street Boston, MA 02109
Common Stock	Artisan Partners Limited Partnership	3,138,040	(2)	8.83	%(2)
	875 East Wisconsin Avenue, Suite 800 Milwaukee, WI 53202
Common Stock	GAMCO Investors, Inc.	3,041,000	(3)	8.56	%(3)
	One Corporate Center Rye, NY 10580-1435
Common Stock	Morgan Stanley	2,156,633	(4)	6.07	%(4)
	1585 Broadway New York, NY 10036
Common Stock	Copia Capital LLC	2,156,633	(5)	6.07	%(5)
	71 S. Wacker Drive, Suite 3525 Chicago, IL 60606
Common Stock	Unicredito Italiano S.p.A.	2,051,509	(6)	5.53	%(6)
	Piazza Cordusio 2 20123 Milan, Italy
Common Stock	Dalton, Greiner, Hartman, Maher & Co LLC	1,848,340	(7)	5.20	%(7)
	565 Fifth Avenue, Suite 2101 New York, NY 10017

(1)	Based on Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2007, reflecting beneficial ownership as of December 31, 2006, Wellington Management Company, LLP has shared voting with respect to 1,868,000 shares and shared investment power with respect to 3,302,400 shares. Wellington Management Company, LLP, in its capacity as investment advisor, may be deemed to beneficially own 3,386,800 shares which are held of record by clients of Wellington Management.

(2)	Based on Amendment No. 2 to Form 13G filed with the SEC on January 26, 2007, reflecting beneficial ownership as of December 31, 2006, Artisan Partners Limited Partnership has shared voting power with respect to 2,685,940 shares and shared investment power with respect to 3,138,040 shares. Artisan Investment Corporation, the General Partner of Artisan Partners Limited Partnership, Andrew A. Ziegler, a principal stockholder of Artisan Corporation, and Carlene Murphy Ziegler, a principal stockholder of Artisan Corporation, each beneficially own 3,138,040 shares.

(3)	Based on Amendment No. 1 to Schedule 13D filed with the SEC on March 27, 2007, reflecting beneficial ownership as of March 26, 2007. Amendment No. 1 to Schedule 13D was filed by one or more of the following persons: GGCP, Inc. formerly known as Gabelli Group Capital Partners, Inc. (“GGCP”), GAMCO Investors, Inc. formerly known as Gabelli Asset Management Inc. (“GBL”), Gabelli Funds, LLC (“Gabelli Funds”), GAMCO Asset Management Inc. formerly known as GAMCO Investors, Inc. (“GAMCO”), Gabelli Advisers, Inc., Gabelli Securities, Inc. (“GSI”), Gabelli & Company, Inc. (“Gabelli & Company”), MJG Associates, Inc., Gabelli Foundation, Inc. (“Foundation”), Mario Gabelli, and LICT. The foregoing persons are referred to in this footnote as the “Reporting Persons.” Gabelli Funds has sole voting and investment power with respect to 2,015,000 shares. GAMCO has sole voting power with respect to 949,500 shares and sole investment power with respect to 961,500 shares. GSI has sole voting and investment power with respect to 64,500 shares.

The Reporting Persons do not admit that they constitute a group.

Mario Gabelli is deemed to have beneficial ownership of the securities owned beneficially by each of the Reporting Persons. GSI is deemed to have beneficial ownership of the securities owned beneficially by Gabelli & Company. GBL and GGCP are deemed to have beneficial ownership of the securities owned beneficially by each of the Reporting Persons other than Mario Gabelli and the Foundation.

(4)	Based on Schedule 13G filed with the SEC on February 15, 2007, reflecting beneficial ownership as of December 31, 2006, Morgan Stanley has shared voting power with respect to 2,156,633 shares and sole investment power with respect to 2,156,633 shares. The shares reported by Morgan Stanley as a parent holding company are owned, or may be deemed to be beneficially owned, by FrontPoint Partners LLC, an investment advisor in accordance with Rule 13d-1(b)(1)(ii)(E), as amended. FrontPoint Partners LLC, located at Two Greenwich Plaza, Greenwich, Connecticut 06830, is a wholly-owned subsidiary of Morgan Stanley. See Note (5).

(5)	Based on Schedule 13G filed with the SEC on February 15, 2007, reflecting beneficial ownership as of December 31, 2006, Copia Capital LLC has shared voting and investment power with respect to 2,156,633 shares. The shares reported by Copia Capital LLC reflect shares beneficially owned by certain operating units of Morgan Stanley and its subsidiaries and affiliates, which are also referenced in Note (4). Copia Capital LLC is a subsidiary of FrontPoint Partners LLC.

(6)	Based on Amendment No. 2 to Schedule 13G filed with the SEC on February 7, 2007, reflecting beneficial ownership as of December 31, 2006, Unicredito Italiano S.p.A. has sole voting and sole investment power with respect to all 2,051,509 shares. The total amount of Common Stock includes 1,568,628 shares of Common Stock issuable upon conversion of the Company’s 5% Series B Convertible Cumulative Preferred Stock (“Preferred Stock”).

(7)	Based on Schedule 13G filed with the SEC on February 6, 2007, reflecting beneficial ownership as of December 31, 2006, Dalton, Greiner, Hartman, Meher & Co LLC has sole voting power with respect to 1,801,140 shares and sole investment power with respect to 1,848,340 shares.

The following table reflects ownership, as of March 31, 2007, of the number of shares of the Company’s Common Stock beneficially owned by each director and executive officer named in the Summary Compensation Table (see Part III, Item 11 of this Form 10-K/A) and all directors and current executive officers as a group:

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership(1)		Percent of Class

Peter F. Clark	45,728	(2)	*
Eugene N. Dubay	78,569	(3)	*
John T. Ferris	177,346	(4)	*
Harvey I. Klein	68,968	(5)	*
Paul F. Naughton	20,102	(6)	*
Michael V. Palmeri	58,520	(7)	*
Charles H. Podowski	1,599	(8)	*
Edwina Rogers	19,250	(9)	*
George A. Schreiber, Jr.	336,569	(10)	*
Thomas W. Sherman	14,474	(11)	*
Lance S. Smotherman	33,713	(12)	*
Ben A. Stevens	23,116	(13)	*
Donald W. Thomason	56,594	(14)	*
John C. van Roden, Jr.	17,500	(15)	*
All directors and executive officers as a group (16 persons)	1,026,190	(16)	2.84%

*	Represents less than 1% of the issued and outstanding shares of the Company’s Common Stock.

(1)	Except as noted below, and except with respect to restricted shares that the person cannot transfer until the shares vest, each person has sole power to vote and sell shares of the Common Stock shown.

(2)	Includes 30,697 shares issuable pursuant to options exercisable within 60 days of March 31, 2007, and 10,000 RSUs payable on June 1, 2007, subject to certification by the Compensation Committee of attainment of certain performance targets.

(3)	Includes 54,484 shares issuable pursuant to options exercisable within 60 days of March 31, 2007, and 10,000 RSUs payable on June 1, 2007, subject to certification by the Compensation Committee of attainment of certain performance targets.

(4)	Includes 11,100 shares issuable pursuant to options exercisable within 60 days of March 31, 2007, 15,000 restricted shares, 16,450 shares held jointly with his adult children, and 55,830 shares held jointly with his wife. The number of shares beneficially owned by Mr. Ferris also includes 69,966 shares owned by the George T. Ferris Trust, of which Mr. Ferris is co-trustee with his mother.

(5)	Includes 11,100 shares issuable pursuant to options exercisable within 60 days of March 31, 2007, 16,250 restricted shares and 1,981 shares held jointly with his wife.

(6)	Includes 14,750 restricted shares and 5,352 shares held jointly with his wife.

(7)	Includes 41,113 shares issuable pursuant to options exercisable within 60 days of March 31, 2007, and 12,500 RSUs payable on June 1, 2007, subject to certification by the Compensation Committee of attainment of certain performance targets.

(8)	Includes 1,599 director stock units representing the right to receive Common Stock pursuant to the Directors’ Deferred Compensation Plan, effective as of January 1, 2006. The director stock units become payable to Mr. Podowski in accordance with his distribution election for distribution within 30 days of his separation from service as a director.

(9)	Includes 14,000 restricted shares.

(10)	Includes 238,557 shares issuable pursuant to options exercisable within 60 days of March 31, 2007, and 50,000 RSUs payable on June 1, 2007, subject to certification by the Compensation Committee of attainment of certain performance targets. The number of shares beneficially owned by Mr. Schreiber also includes 10,600 shares held in a trust for the benefit of Mr. Schreiber’s children, of which Mr. Schreiber is the trustee.

(11)	Includes 3,000 shares issuable pursuant to options exercisable within 60 days of March 31, 2007. Does not include 7,836 director shares representing the right to receive Common Stock pursuant to the Directors’ Deferred Compensation Plan, effective as of January 1, 2002, as amended. The director shares became payable to Mr. Sherman on the date of his separation from service as a director in 2005, in accordance with his distribution election, which calls for graduated annual payments of five years.

(12)	Includes 19,773 shares issuable pursuant to options exercisable within 60 days of March 31, 2007, and 7,500 RSUs payable on June 1, 2007, subject to certification by the Compensation Committee of attainment of certain performance targets.

(13)	Includes 14,000 restricted shares. Also includes 2,116 of his 6,348 director shares representing the right to receive Common Stock pursuant to the Directors’ Deferred Compensation Plan, effective as of January 1, 2002, as amended. The director shares become payable to Mr. Stevens on the date of his separation from service as a director, in accordance with his distribution election, which calls for graduated annual payments of three years. The first distribution of 2,116 would be due within 30 days of his separation from service.

(14)	Includes 11,100 shares issuable pursuant to options exercisable within 60 days of March 31, 2007, and 17,250 restricted shares. Also includes 6,285 director shares representing the right to receive Common Stock pursuant to the Directors’ Deferred Compensation Plan, effective as of January 1, 2002, as amended. The director shares become payable to Mr. Thomason in accordance with his distribution election for distribution within 30 days of his separation from service as a director.

(15)	Includes 14,000 restricted shares.

(16)	Includes shares benefically owned by Messrs. Prendeville and Warsinske. Also includes 468,305 shares issuable pursuant to options exercisable within 60 days of March 31, 2007, and 90,000 RSUs payable on June 1, 2007, subject to certification by the Compensation Committee of attainment of certain performance targets.

Change in Control

As more fully explained in Part I, Item 1 of the Original Filing, the Company has entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) by and among the Company, Cap Rock Holding Corporation (“Cap Rock”) and Semco Holding Corporation, a direct wholly-owned subsidiary of Cap Rock (“Parent”), under which a change in control of the Company will occur whereby Parent will acquire all the outstanding Common Stock and Preferred Stock of the Company. Pursuant to the terms of the Exchange Agreement, each issued and outstanding share of Common Stock and Preferred Stock of the Company will be transferred to Parent. The Common Stock will be transferred for the right to receive $8.15 in cash per share, without interest, and the Preferred Stock will be transferred for the right to receive approximately $213.07 in cash per share plus a make-whole premium to be calculated at closing, without interest (collectively, the “Exchange Consideration”), in each case on the terms and subject to the conditions set forth in the Exchange Agreement (collectively, the “Share Exchange”). The Board, upon the unanimous recommendation of its Finance Committee (which is comprised entirely of independent directors), approved the Exchange Agreement and has recommended that the holders of the Company’s Common Stock approve the Share Exchange at a special meeting to be held at a future date determined in accordance with the Exchange Agreement. The Company currently anticipates that the Exchange will be completed by the end of 2007 after all necessary regulatory approvals have been received.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006, with respect to shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

(c)
Number of
securities
	(a)				remaining available
	Number of				for future issuance
	securities to be		(b)		under equity
	issued upon		Weighted-average		compensation plans
	exercise of		exercise price of		(excluding
	outstanding		outstanding		securities
	options, warrants		options, warrants		reflected in
Plan Category	and rights		and rights		column(a))

Equity compensation plans approved by security holders(1)	1,534,652	(2)	$6.80	(3)	239,160	(4)
Equity compensation plans not approved by security holders(5)	466,161		$10.02	(6)	150,552	(7)

Total	2,000,813	(2)	$7.94	(3)(6)	389,712	(4)(7)

(1)	Includes the 2004 Plan and the 1997 Plan.

(2)	Includes the number of RSUs and PSUs that have been awarded, but not yet released or cancelled. The PSUs reflect the maximum number of shares to be awarded assuming performance of 150% above target is achieved. If, as currently anticipated, the target number of shares is ultimately achieved on average, it would reduce this number by 191,399.

(3)	Weighted-average exercise price does not take into account the RSUs and PSUs mentioned in Note (2) above.

(4)	It is anticipated that, on average, performance supporting the target number of PSUs will be achieved rather than performance at 150% above target for each three-year performance period. If the target performance is ultimately achieved on average, approximately 191,399 additional securities would be available under the 2004 Plan.

(5)	Includes stock options awarded pursuant to the Stock Option Plan of 2000 (“SOP”), stock options awarded pursuant to employment agreements, shares issued under the Employee Stock Gift Program and shares issued under the Directors’ Deferred Compensation Plan.

(6)	Does not take into account the shares or share units issued under the Directors’ Deferred Compensation Plan.

(7)	Includes 824 shares of Common Stock under the Employee Stock Gift Program and 149,728 shares of Common Stock under the Directors’ Deferred Compensation Plan. The Board has decided to terminate the Employee Stock Gift Program, subject to satisfying any bargaining duty it may have with respect to such termination with the collective bargaining representatives of certain employee groups. No stock option grants made pursuant to employment agreements are included as available for future grants as of December 31, 2006. There is no specific amount set aside for future employment inducement grants.

Equity Compensation Plans Not Approved by Shareholders

Stock Option Plan of 2000 — On August 17, 2000, the Company’s Board approved the SOP. The SOP allowed stock options to be granted in excess of the 1997 Plan maximum number to the extent deemed appropriate by the Compensation Committee. SOP stock options granted to one person could not exceed 1% of the Company’s outstanding Common Stock at the time of grant. In addition, no more than 5% of the Company’s outstanding Common Stock could be issued pursuant to the exercise of options granted under the SOP. To the extent not otherwise specified in a Board resolution, SOP stock options were issued upon the same terms and conditions as 1997 Plan stock options.

As of December 31, 2006, there were 90,250 shares of Common Stock reserved for issuance under the SOP. There were outstanding options to purchase 90,250 shares of Common Stock and no shares of Common Stock remaining available for grant as of December 31, 2006. Shares of Common Stock that remained available for grant under the SOP on the effective date of the 2004 Plan were included in the 1,500,000 shares available under the 2004 Plan and any shares that become available subsequent to that date, through forfeiture or otherwise, are added to the 2004 Plan and no further grants may be made under the SOP. 59,000 shares were forfeited between the effective date of the 2004 Plan and December 31, 2006, and were added to the 2004 Plan.

Stock Options Granted Pursuant to Employment Agreements — The Company has entered into employment agreements from time to time that include provisions for the grant of stock options outside of shareholder-approved plans.

In conjunction with the acquisition of Flint Construction Company (“Flint”) in 1999, three key employees of Flint were given employment agreements, which included provisions for the grant of stock options based upon the return on assets of Flint. These employment contracts expired prior to December 31, 2002, although the final awards were not granted until February 2003. The stock options granted ranged from 13,667 to 94,000 shares of Common Stock at fair market value on the date of grant ($4.365 to $14.26 per share). None of the individuals remain employed with the Company, and the stock options of one of those individuals have been forfeited. If not exercised, the stock options of the other two individuals will expire three years after their retirement dates, which will be September 2007 for both.

On May 26, 1998, as a form of employment inducement, Mr. John Schneider, former Senior Vice President, Treasurer and Chief Financial Officer of the Company, was granted options for the purchase of 7,000 shares of Common Stock at $16.31 per share. The options were granted at fair market value on the date of grant with a graduated three-year vesting period and expiration ten years from the date of the grant. Mr. Schneider is no longer employed by the Company. If not exercised, his stock options will expire three years after his retirement date, which will be July 2007.

Employee Stock Gift Program — On December 16, 1999, the Board created a reserve for the Employee Stock Gift Program, which was established to encourage employee stock ownership. Employees may make optional payments into the DRIP through payroll deduction. The first time an employee elects payroll deduction for such optional payments into the DRIP, one share of stock is added to the employee’s account at no charge. On August 16, 2006, the Board decided to terminate the Employee Stock Gift Program as soon as practicable, subject to satisfying any bargaining duty it may have with respect to such termination with the collective bargaining representatives of certain employee groups.

As of December 31, 2006, there were 824 shares of Common Stock reserved for issuance under this program.

Deferred Compensation and Stock Purchase Plan for Non-Employee Directors — Directors can defer income earned as a Board member into interest-bearing or stock unit funds through the Directors’ Deferred Compensation

Plan. Prior to January 1, 2006, shares of Common Stock were allocated based on the price that would have been paid for the shares had they been purchased through the DRIP. Beginning January 1, 2006, the number of stock units are now determined as of the date the compensation would have otherwise been paid to the director by using the fair market value (as defined in the Directors’ Deferred Compensation Plan) of the Common Stock as of such date. Upon distribution, each stock unit will be converted into one share of Common Stock.

As of December 31, 2006, there were 149,971 shares of Common Stock reserved for the Directors’ Deferred Compensation Plan, which consisted of 423 allocated stock units and 149,728 shares remaining available.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

See the Director Compensation Table in Part III, Item 11 of this Form 10-K/A for information relating to Dr. Albertine’s retirement agreement.

Under the Company’s Code of Ethics, all directors and employees (including the named executive officers) are prohibited from having any direct or indirect financial or other participation in any business that competes with, supplies goods or services to, or is a customer of the Company. As noted below, the provision of utility services is excluded from this prohibition. The Company’s Compliance Officers (as identified in the Code of Ethics) are responsible for overseeing compliance with the Code of Ethics. These kinds of transactions are sometimes referred to as “related person transactions.”

On April 27, 2007, the Board adopted a written policy regarding the review, approval and ratification of related person transactions.

Under the policy, each of the Company’s executive officers, directors and nominees for director is required to disclose to the Audit Committee of the Board certain information regarding any related person transaction for review and approval or ratification by the Audit Committee. This disclosure to the Audit Committee generally should occur before, if possible, or as soon as practicable after the related person transaction is effected, but in any event as soon as practicable after the executive officer, director or nominee for director becomes aware of the related person transaction.

The Audit Committee’s decision whether or not to approve or ratify the related person transaction will be made in light of the Audit Committee’s determination as to whether the transaction is or is not in the best interests of the Company. Where such transactions involve a director, the Audit Committee may take into account the effect of the transaction on the director’s status as an independent member of the Board and eligibility to serve on Board committees under SEC and NYSE rules.

For purposes of the policy:

The term “related person” generally means any of the Company’s directors or executive officers, nominees for director, persons known to own 5% or more of the Company’s Common Stock, and any member of the “immediate family” of such person.

A “related person transaction” is generally an existing or proposed transaction in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which the related person had or will have a direct or indirect material interest. A related person transaction does not include:

•	the payment of compensation by the Company to its executive officers, directors or nominees for director;

•	a transaction if the interest of the related person arises solely from the ownership of the Company’s Common Stock and all shareholders receive the same benefit on a pro-rata basis; or

•	a transaction in which the rates or charges involved are determined by competitive bids, or that involves the rendering of services as a common or contract carrier or public utility, at rates or charges fixed in conformity with law or governmental authority.

Furthermore, a related person is not deemed to have a material interest in a transaction if the person’s interest arises only (i) from the person’s position as a director of another party to the transaction; (ii) from the ownership by such person and all other related persons, in the aggregate, of less than a 10% equity interest in another person (other than a partnership) that is a party to the transaction; (iii) from such person’s position as a limited partner in a partnership and all other related persons have an interest of less than 10% of and the person is not a general partner of and does not hold another position in, the partnership; and (iv) from both such director position and ownership interest.

Based on these standards, none of the Company’s directors or executive officers engaged in a related person transaction in 2006 or has a related person transaction currently proposed.

Director Independence and Executive Sessions of the Independent Directors

Under NYSE rules, a majority of the Board is required to be independent. Membership on the Company’s Board is currently the only relationship between the Company and Ms. Rogers and Messrs. Ferris, Klein, Naughton, Podowski, Sherman, Stevens, Thomason and van Roden. Mr. Naughton was a consultant for the Company for a number of years. That consulting relationship ended on April 15, 2005, before Mr. Naughton became a member of the Company’s Board. Mr. Naughton also served as the Company’s interim Chief Financial Officer on a non-employee basis from October 1998 to January 1999 and as the Company’s Vice President of Corporate Development on a non-employee basis from August 1997 to September 1999. Ms. Rogers served on the Company’s ENSTAR Natural Gas Company division advisory board from December 2002 to March 2003. Mr. Stevens was a member of the Company’s ENSTAR Natural Gas Company division advisory board from December 2001 until he became a member of the Company’s Board in December 2004. Mr. van Roden and Mr. Clark were both members of Conectiv senior management, but neither reported to the other. The Board has determined that these former relationships do not create material relationships with the Company’s management that would preclude finding Messrs. Naughton, Stevens or van Roden or Ms. Rogers to be independent. The Board has affirmatively determined that all of the non-employee directors are independent as defined by NYSE rules and, thus, the majority of the Company’s Board is independent.

The independent members of the Board meet regularly in executive sessions without management present. The executive sessions are led by the Chairman of the Board, who is an independent director.

Committees of the Board of Directors

Historically, committee appointments are effective as of the date of the Annual Meeting of Shareholders. Current membership of committees of the Board is as follows:

Nominating and
Name	Audit	Compensation	Finance	Corporate Governance

John T. Ferris		x		xx
Harvey I. Klein	xx	x
Paul F. Naughton	x		xx
Charles H. Podowski			x	x
Edwina Rogers		x		x
George A. Schreiber, Jr.
Thomas W. Sherman	x		x
Ben A. Stevens	x		x
Donald W. Thomason(1)		xx		x
John C. van Roden, Jr.		x	x

x	Member

xx	Chairman

(1)	The Chairman of the Board is expected to, and generally does, attend all committee meetings.

The Audit, Compensation, Finance and Nominating and Corporate Governance Committees are each comprised of independent directors as that term is defined by NYSE and SEC rules in the case of the Audit Committee, and by NYSE rules in the case of the other committees.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2006 and December 31, 2005, and fees billed for other services rendered by PwC to the Company and its subsidiaries during those periods. All services reflected in the following table were pre-approved in accordance with the policy of the Audit Committee of the Board.

Principal Accountant Fees	2006	2005

Audit Fees	$1,076,090	$1,462,463
Audit-Related Fees(1)	45,169	39,234
Tax Fees	0	0
All Other Fees(2)	1,500	1,500

Total Fees	$1,122,759	$1,503,197

(1)	Audit-related fees for 2006 and 2005 consist of the audit of an employee benefit plan.

(2)	All other fees consisted of licensing fees for the use of accounting research software.

The Audit Committee’s pre-approval policy states that (i) the Audit Committee shall approve all Auditor Fees, (ii) for periods between Audit Committee Meetings, the Audit Committee delegates authority to the Audit Committee Chairman for approval of up to $30,000 per project and (iii) all interim approvals by the Audit Committee Chairman will be reviewed with the full committee at the next scheduled Audit Committee Meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1 Financial statements filed as part of this report are listed in Item 8 of the Original Filing, and reference is made thereto.
(a)	2 Financial statement schedules filed as part of this report are listed in Item 8 of the Original Filing, and reference is made hereto.
(a)	3 Exhibits, including those incorporated by reference, are included in the list of exhibits below.
(b)	The exhibits filed herewith are identified in Item 15(a)3 above.
(c)	The financial statement schedules filed herewith are identified under Item 15(a)2 above.

EXHIBITS, INCLUDING THOSE INCORPORATED BY REFERENCE

Filed
Exhibit			By
No.	Description	Herewith	Reference

2.1	Agreement and Plan of Share Exchange dated as of February 22, 2007, among SEMCO Energy, Inc., Cap Rock Holding Corporation and Semco Holding Corporation. (dd)		x
3.1	Articles of Incorporation of the Company, as restated August 30, 2006.(z)		x
3.2	Amended and Restated Bylaws of the Company, as amended through August 16, 2006.(z)		x
4.1	Rights Agreement dated as of April 15, 1997 with Continental Stock Transfer & Trust Company, as Rights Agent.(b)		x
4.1.2	Amended Rights Agreement as of March 19, 2004 with National City Bank (successor Rights Agent).(l)		x
4.1.3	Amendment to Rights Agreement, dated as of February 22, 2007, between SEMCO Energy, Inc. and National City Bank, as Rights Agent. (dd)		x
4.2	Indenture relating to Senior Debt Securities dated as of October 23, 1998, with Bank One Trust Company (formerly NBD Bank) as Trustee.(o)		x
4.2.1	Third Supplemental Indenture relating to Senior Debt Securities dated as of June 15, 2001, with Bank One Trust Company, National Association as Trustee.(e)		x
4.2.2	Fourth Supplemental Indenture relating to Senior Debt Securities dated as of September 19, 2002, with Bank One Trust Company, National Association as Trustee.(h)		x
4.3	Indenture, dated as of May 15, 2003, between SEMCO Energy, Inc. and Fifth Third Bank, relating to SEMCO Energy, Inc.’s 7 3/4% Senior Notes due 2013.(i)		x
4.4	Indenture, dated as of May 21, 2003, between SEMCO Energy, Inc. and Fifth Third Bank, relating to SEMCO Energy, Inc.’s 7 1/8% Senior Notes due 2008.(i)		x
4.5	Registration Rights Agreement, dated March 15, 2005, for the benefit of holders of 5% Series B Convertible Cumulative Preferred Stock.(n)		x
10.1*	1997 Long-Term Incentive Plan.(a)		x
10.2*	Amendment (dated August 10, 2001) to Employment Agreement with William L. Johnson.(f)		x
10.3*	Executive Security Agreement.(c)		x
10.4*	Split-Dollar Agreement, dated April 14, 2000.(c)		x
10.5*	Executive Security Trust, dated April 14, 2000.(c)		x
10.6*	Stock Option Plan of 2000, dated April 14, 2000.(d)		x
10.7*	Deferred Compensation and Stock Purchase Plan for Non-Employee Directors, effective as of January 1, 2002.(g)		x
10.7.1*	First Amendment to the SEMCO Energy, Inc. Deferred Compensation and Stock Purchase Plan for Non-Employee Directors dated October 18, 2005 and effective as of January 1, 2005.(s)		x
10.8*	First Amended and Restated Deferred Compensation and Stock Purchase Plan for Non-Employee Directors amended and restated January 1, 2006.(t)		x
10.9*	2004 Stock Award and Incentive Plan.(j)		x
10.9.1*	Form of Employee Stock Option Agreement for stock options granted pursuant to the 2004 Stock Award and Incentive Plan.(m)		x

Filed
Exhibit			By
No.	Description	Herewith	Reference

10.9.2*	Form of Employee Performance Share Unit Award Agreement for performance share units granted pursuant to the 2004 Stock Award and Incentive Plan.(m)		x
10.9.3*	Form of Restricted Stock Grant Agreement For Directors.(p)		x
10.9.4*	Form of Restricted Stock Grant Agreement For Chairmen.(p)		x
10.9.5*	Form of Restricted Stock Unit Award Agreement.(p)		x
10.9.6*	Form of Stock Option Agreement pursuant to executive agreements.(p)		x
10.9.7*	Form of Agreement to Amend Prior Employee Performance Share Unit Award Agreements. (ee)		x
10.9.8*	Form of Employee Performance Share Unit Award Agreement, effective for grants on or after January 1, 2007. (ee)		x
10.9.9*	Long-Term Incentive Plan, effective as of January 1, 2007. (ee)		x
10.10*	Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and George A. Schreiber, Jr.(p)		x
10.10.1*	Corrected exhibits D and E to Severance Agreement, between SEMCO Energy, Inc. and George A. Schreiber, Jr. dated June 29, 2005.(q)		x
10.10.2*	First Amendment dated as of February 22, 2007, to the Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and George A. Schreiber, Jr. (ee)		x
10.11*	Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and Peter F. Clark.(p)		x
10.11.1*	First Amendment dated as of February 22, 2007, to the Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and Peter F. Clark. (ee)		x
10.12*	Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and Eugene N. Dubay.(p)		x
10.12.1*	First Amendment dated as of February 22, 2007, to the Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and Eugene N. Dubay. (ee)		x
10.13*	Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and Michael V. Palmeri.(p)		x
10.13.1*	First Amendment dated as of February 22, 2007, to the Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and Michael V. Palmeri. (ee)		x
10.14*	Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and Lance S. Smotherman.(p)		x
10.14.1*	First Amendment dated as of February 22, 2007, to the Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and Lance S. Smotherman. (ee)		x
10.15*	Change in Control Severance Agreement between SEMCO Energy, Inc. and Mark T. Prendeville dated June 29, 2005.(p)		x
10.18*	Amended and Restated Short Term Incentive Plan effective January 1, 2007.(ee)		x
10.18.7*	2007 Target Bonuses under the SEMCO Energy, Inc. Amended and Restated Short-Term Incentive Plan.(gg)		x
10.19*	2004 Supplemental Executive Retirement Plan.(m)		x
10.20*	Non-Employee Director Compensation Summary.(p)		x
10.21*	Base Salaries for Named Executive Officers.(gg)		x

Filed
Exhibit			By
No.	Description	Herewith	Reference

10.22	Second Amended and Restated Credit Agreement, dated as of September 15, 2005 among SEMCO Energy, Inc. as the Company, the various financial institutions as party thereto, as lenders, and LaSalle Bank Midwest National Association, a national banking association, as Administrative Agent, National City Bank of the Midwest, a national banking association, as Syndication Agent, U.S. Bank, N.A., as Documentation Agent and LaSalle Bank Midwest National Association, a national banking association, as Arranger (the “Second Amended and Restated Credit Agreement”).(r)		x
10.22.1	First Amendment to Second Amended and Restated Credit Agreement, dated February 10, 2006.(t)		x
10.22.2	Letter Agreement between SEMCO Energy, Inc. and LaSalle Bank Midwest National Association, as Swing Line Lender under the Second Amended and Restated Credit Agreement, dated February 15, 2006.(t)		x
10.22.3	Second Amendment dated November 2, 2006, to Second Amended and Restated Credit Agreement.(y)		x
10.23	Gas Purchase Agreement between Marathon Oil Company and Alaska Pipeline Company dated as of May 1, 1988.(s)		x
10.23.1	First Amendment, dated as of December 20, 1989, to Gas Purchase Agreement Between Marathon Oil Company and Alaska Pipeline Company dated May 1, 1988.(s)		x
10.23.2	Second Amendment, dated as of November 19, 1991, to Gas Purchase Agreement Between Marathon Oil Company and Alaska Pipeline Company dated May 1, 1988.(s)		x
10.24	Gas Sales Agreement between Union Oil Company of California and Alaska Pipeline Company effective November 17, 2000.(t)		x
10.24.1	Addendum No. 1, effective as of November 15, 2001, to Gas Sales Agreement between Union Oil Company of California and Alaska Pipeline Company.(t)		x
10.25	Gas Sales Agreement between and among Anadarko Petroleum Corporation, Phillips Alaska, Inc. and Alaska Pipeline Company effective January 1, 2002.(t)		x
10.26	Assignment Approval (dated as of December 26, 2002) by Alaska Pipeline Company and Joinder and Ratification by Aurora Gas, LLC of the Gas Sales Agreement between and among Anadarko Petroleum Corporation, Phillips Alaska, Inc. and Alaska Pipeline Company effective January 1, 2002.(t)		x
10.27	Assignment Approval (dated as of January 13, 2003) by Alaska Pipeline Company and Joinder and Ratification by Aurora Gas, LLC of the Gas Sales Agreement between and among Anadarko Petroleum Corporation, Phillips Alaska, Inc. and Alaska Pipeline Company effective January 1, 2002.(t)		x
10.28	Gas Purchase Contract between Shell Oil Company and Alaska Pipeline Company dated as of December 20, 1982.(t)		x
10.28.1	Letter Agreement No. 1 dated May 24, 1983 amending the Gas Purchase Contract between Shell Oil Company and Alaska Pipeline Company dated as of December 20, 1982.(t)		x
10.28.2	Letter Agreement between Shell Western E&P Inc. and Alaska Pipeline Company dated January 26, 1988 amending the Gas Purchase Contract between Shell Oil Company and Alaska Pipeline Company dated as of December 20, 1982.(t)		x

Filed
Exhibit			By
No.	Description	Herewith	Reference

10.29	Partial Assignment of the Gas Purchase Contract between Shell Oil Company and Alaska Pipeline Company dated as of December 20, 1982, as amended, from Shell Western E&P Inc. to ARCO Alaska, Inc. effective October 1, 1989.(t)		x
10.30	Agreement between Alaska Pipeline Company and Shell Western E&P Inc. dated November 15, 1991, to amend a retained interest in the Gas Purchase Contract between Shell Oil Company and Alaska Pipeline Company dated as of December 20, 1982, as amended.(t)		x
10.31	Agreement between Alaska Pipeline Company and ARCO Alaska, Inc. dated November 15, 1991, to amend an assigned interest in the Gas Purchase Contract between Shell Oil Company and Alaska Pipeline Company dated as of December 20, 1982, as amended.(t)		x
10.32	Partial Assignment of Gas Purchase Contract between Shell Oil Company and Alaska Pipeline Company dated as of December 20, 1982, as amended, from Shell Western E&P Inc. to Chevron U.S.A. Inc. effective January 1, 1993.(t)		x
10.33	Assignment and Conveyance of the retained interest in the Gas Purchase Contract between Shell Oil Company and Alaska Pipeline Company dated as of December 20, 1982, as amended, from Shell Western E&P Inc. to the Municipality of Anchorage d/b/a Municipal Light & Power effective September 1, 1996.(t)		x
10.34	Partial Assignment of Gas Purchase Contract between Shell Oil Company and Alaska Pipeline Company dated as of December 20, 1982, as amended, from ARCO Alaska, Inc. to CH-Twenty, Inc. effective December 27, 1996.(t)		x
10.35	Partial Assignment of Gas Purchase Contract between Shell Oil Company and Alaska Pipeline Company dated as of December 20, 1982, as amended, from CH-Twenty, Inc. to ARCO Beluga, Inc. effective January 7, 1997.(t)		x
10.36	Exchange Agreement between the Company and Linden Capital L.P. dated April 19, 2006.(u)		x
10.37	Exchange Agreement between the Company and Credit Suisse Securities (USA) LLC, dated May 22, 2006.(v)		x
10.38*	Retirement Agreement between the Company and John M. Albertine dated October 9, 2006.(w)		x
10.39	Master Revolving Note between the Company and Comerica Bank dated October 1, 2006.(x)		x
10.40	Negative Pledge Agreement between the Company and Comerica Bank dated October 1, 2006.(x)		x
10.41	Term Loan Agreement between the Company and Union Bank of California, N.A., dated October 31, 2006.(y)		x
10.42	Revolving Note between the Company and U.S. Bank National Association dated November 16, 2006.(aa)		x
10.43	Negative Pledge Agreement between the Company and U.S. Bank National Association dated November 16, 2006.(aa)		x
10.44	Promissory Note between the Company and JPMorgan Chase Bank, N.A., dated December 6, 2006.(bb)		x
10.45	Letter Agreement between the Company and JPMorgan Chase Bank, N.A., dated December 6, 2006.(bb)		x
10.46	Loan Agreement between the Company and Charter One Bank, N.A., dated January 5, 2007.(cc)		x

Filed
Exhibit			By
No.	Description	Herewith	Reference

12.1	Ratio of Earnings to Fixed Charges.(gg)		x
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.(gg)		x
14	Code of Business Conduct and Ethics approved February 20, 2003.(k)		x
21	Subsidiaries of the Registrant.(gg)		x
23	Consent of Independent Registered Public Accounting Firm.(gg)		x
31.1	CEO Certification as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(gg)		x
31.2	CFO Certification as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(gg)		x
31.3	CEO Certification as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.4	CFO Certification as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(gg)		x
99.1	Proxy Statement with respect to SEMCO Energy, Inc.’s 2007 Annual Meeting of Common Shareholders.(ff)		x

*	Indicates management contract or compensatory plan or arrangement.

Key to Exhibits Incorporated by Reference

(a)	Filed with SEMCO Energy, Inc.’s 1997 Proxy Statement, filed March 6, 1997, File No. 0-8503.

(b)	Filed with SEMCO Energy, Inc.’s Form 10-K for the fiscal year ended December 31, 1996, filed March 31, 1997, File No. 0-8503.

(c)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended September 30, 2000, filed November 13, 2000, File No. 001-15565.

(d)	Filed with SEMCO Energy, Inc.’s Form 10-K for the fiscal year ended December 31, 2000, filed March 30, 2001, File No. 001-15565.

(e)	Filed with SEMCO Energy, Inc.’s Form 8-K filed June 21, 2001, File No. 001-15565.

(f)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001, File No. 001-15565.

(g)	Filed with SEMCO Energy, Inc.’s Form 10-K for the fiscal year ended December 31, 2001, filed March 27, 2002, File No. 001-15565.

(h)	Filed with SEMCO Energy, Inc.’s Form 8-K filed September 20, 2002, File No. 001-15565.

(i)	Filed with SEMCO Energy, Inc.’s Registration Statement, Form S-4, No. 333-107200, filed July 21, 2003.

(j)	Filed as Appendix A to SEMCO Energy, Inc.’s 2004 Proxy Statement, filed April 6, 2004, pursuant to Rule 14a-6 of the Exchange Act, File No. 001-15565.

(k)	Filed with SEMCO Energy, Inc.’s Form 10-K for the fiscal year ended December 31, 2003, filed March 4, 2004, File No. 001-15565.

(l)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004, File No. 001-15565.

(m)	Filed with SEMCO Energy, Inc.’s Form 10-K for the fiscal year ended December 31, 2004, filed March 8, 2005, File No. 001-15565.

(n)	Filed with SEMCO Energy, Inc.’s Form 8-K filed March 17, 2005, File No. 001-15565.

(o)	Filed with SEMCO Energy, Inc.’s Registration Statement, Form S-3, No. 333-124005, filed April 11, 2005.

(p)	Filed with SEMCO Energy, Inc.’s Form 8-K filed July 1, 2005, File No. 001-15565.

(q)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended June 30, 2005, filed August 3, 2005, File No. 001-15565.

(r)	Filed with SEMCO Energy, Inc.’s Form 8-K filed September 19, 2005, File No. 001-15565.

(s)	Filed with SEMCO Energy, Inc.’s Form 10-Q/A for the quarter ended September 30, 2005, filed January 10, 2006, File No. 001-15565.

(t)	Filed with SEMCO Energy, Inc.’s Form 10-K for the fiscal year ended December 31, 2005, filed March 14, 2006, File No. 001-15565.

(u)	Filed with SEMCO Energy, Inc.’s Form 8-K filed April 25, 2006, File No. 001-15565.

(v)	Filed with SEMCO Energy, Inc.’s Form 8-K filed May 26, 2006, File No. 001-15565.

(w)	Filed with SEMCO Energy, Inc.’s Form 8-K filed October 10, 2006, File No. 001-15565.

(x)	Filed with SEMCO Energy, Inc.’s Form 8-K filed October 17, 2006, File No. 001-15565.

(y)	Filed with SEMCO Energy, Inc.’s Form 8-K filed November 2, 2006, File No. 001-15565.

(z)	Filed with SEMCO Energy, Inc.’s Form 10-Q for the quarter ended September 30, 2006, filed November 6, 2006, File No. 001-15565.

(aa)	Filed with SEMCO Energy, Inc.’s Form 8-K filed November 20, 2006, File No. 001-15565.

(bb)	Filed with SEMCO Energy, Inc.’s Form 8-K filed December 7, 2006, File No. 001-15565.

(cc)	Filed with SEMCO Energy, Inc.’s Form 8-K filed January 11, 2007, File No. 001-15565.

(dd)	Filed with SEMCO Energy, Inc.’s Form 8-K filed February 23, 2007, File No. 001-15565.

(ee)	Filed with SEMCO Energy, Inc.’s Form 8-K filed February 28, 2007, File No. 001-15565.

(ff)	To be filed during 2007, pursuant to Rule 14a-6 of the Exchange Act, File No. 001-15565.

(gg)	Filed with SEMCO Energy, Inc.’s Form 10-K filed March 13, 2007, File No. 001-15565.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Semco Energy, Inc.

By	/s/ George A. Schreiber, Jr.
George A. Schreiber, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: April 30, 2007