Form 10-Q
period 2007-03-31
SEMCO ENERGY INC
filed 2007-05-08
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

The number of outstanding shares of the Registrant’s Common Stock as of April 30, 2007: 35,524,621

INDEX TO FORM 10-Q
For Quarter Ended March 31, 2007

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections of the registrant, SEMCO Energy, Inc. (the “Company”). Statements that are not historical facts, including statements about the Company’s outlook, beliefs, plans, goals, and expectations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negatives of these terms or variations of them or similar terminology. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially from the expectations described in these statements. Although the Company believes that the expectations set forth in these forward-looking statements are reasonable, the Company cannot provide any assurance that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company’s expectations include the following:

•	the outcome of the pending transaction to sell the Company and the effect on Company operations of restrictions placed on the Company pursuant to the terms of the pending transaction;

•	the effects of weather and other natural phenomena (including the effects of these phenomena on customer consumption);

•	the economic climate and growth in the geographical areas where the Company does business;

•	the capital intensive nature of the Company’s business;

•	the operational risks associated with businesses involved in the storage, transportation and distribution of natural gas and propane;

•	competition within the energy industry as well as from alternative forms of energy;

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

•
in the event that the pending transaction to sell the Company is not consummated, the Company’s ability to execute its strategic plan effectively, including the ability to make acquisitions and investments on reasonable terms and the reasonableness of any conditions imposed on those transactions by governmental and regulatory agencies;

•	the Company’s ability to conclude litigation and other dispute resolution proceedings on reasonable terms;

•	the Company’s ability to utilize its net operating loss carry-forwards for federal income tax purposes; and

•	changes in the performance of certain assets, which could impact the carrying amount of the Company’s existing goodwill.

In this Quarterly Report on Form 10-Q, “include”, “includes”, or “including” means include, includes or including without limitation.

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except
	per share amounts)
OPERATING REVENUES
Gas sales	$296,679	$256,483
Gas transportation	7,698	9,392
Other	7,754	5,601
	312,131	271,476

OPERATING EXPENSES
Cost of gas sold	242,328	212,604
Operations and maintenance	25,538	19,633
Depreciation and amortization	7,466	7,149
Property and other taxes	3,340	3,056
	278,672	242,442

OPERATING INCOME	33,459	29,034

OTHER INCOME (DEDUCTIONS)
Interest expense	(10,028)	(10,549)
Other	910	556
	(9,118)	(9,993)

INCOME BEFORE INCOME TAXES	24,341	19,041

INCOME TAX EXPENSE	(8,637)	(6,903)

NET INCOME	15,704	12,138

DIVIDENDS ON CONVERTIBLE CUMULATIVE PREFERRED STOCK	651	948

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$15,053	$11,190

EARNINGS PER SHARE
Basic	$0.42	$0.33
Diluted	$0.37	$0.28

AVERAGE COMMON SHARES OUTSTANDING
Basic	35,452	33,600
Diluted	42,049	43,006

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

ASSETS

	March 31,	December 31,
	2007	2006
	(In thousands)

CURRENT ASSETS
Cash and cash equivalents	$5,007	$2,229
Restricted cash	3,740	3,627
Receivables, less allowances of $2,784 and $2,698	87,958	48,026
Accrued revenue	50,056	59,142
Gas in underground storage, at average cost	22,467	92,662
Deferred income taxes	9,615	8,690
Prepaid expenses	7,971	10,731
Materials and supplies, at average cost	5,569	5,258
Regulatory asset - gas charges recoverable from customers	54	2,949
Other	959	1,187
	193,396	234,501

PROPERTY, PLANT AND EQUIPMENT
Gas distribution	766,975	764,225
Corporate and other	39,628	39,400
	806,603	803,625
Less - accumulated depreciation	216,835	212,735
	589,768	590,890

DEFERRED CHARGES AND OTHER ASSETS
Goodwill	143,374	143,374
Regulatory assets	40,528	41,191
Unamortized debt expense	6,587	7,121
Other	14,298	14,494
	204,787	206,180

TOTAL ASSETS	$987,951	$1,031,571

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

LIABILITIES AND CAPITALIZATION

	March 31,	December 31,
	2007	2006
	(In thousands, except for number of shares and par values)

CURRENT LIABILITIES
Notes payable	$700	$65,700
Accounts payable	62,188	63,901
Accrued interest	11,706	4,734
Regulatory liability - amounts payable to customers	10,296	6,065
Customer advance payments	7,560	20,316
Other	9,216	10,914
	101,666	171,630

DEFERRED CREDITS AND OTHER LIABILITIES
Regulatory liabilities	60,703	60,094
Deferred income taxes	52,493	43,008
Pension and other postretirement costs	27,037	26,496
Customer advances for construction	16,152	17,273
Other	8,362	7,729
	164,747	154,600

LONG-TERM DEBT	438,577	438,328

CONVERTIBLE CUMULATIVE PREFERRED STOCK
$1 par value; 500,000 shares authorized; 239,216 shares outstanding	45,723	45,670

COMMON SHAREHOLDERS' EQUITY
Common stock - $1 par value; 100,000,000 shares authorized; 35,522,525 and 35,457,706 shares outstanding	35,523	35,458
Capital surplus	251,445	250,643
Accumulated comprehensive income (loss)	(664)	(639)
Retained earnings (deficit)	(49,066)	(64,119)
	237,238	221,343

TOTAL LIABILITIES AND CAPITALIZATION	$987,951	$1,031,571

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net income	$15,704	$12,138
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	7,466	7,149
Amortization of debt costs and debt basis adjustments included in interest expense	864	847
Deferred income taxes and amortization of investment tax credits	8,560	9,301
Non-cash share-based compensation	621	428
Changes in operating assets and liabilities and other:
Receivables, net	(39,933)	(12,502)
Accrued revenue	9,086	29,672
Prepaid expenses	2,760	240
Materials, supplies and gas in underground storage	69,884	33,482
Regulatory asset - gas charges recoverable from customers	2,895	774
Accounts payable	(1,713)	(13,598)
Customer advances and amounts payable to customers	(9,646)	(17,556)
Other	7,350	5,777
NET CASH PROVIDED BY OPERATING ACTIVITIES	73,898	56,152

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Property additions - gas distribution	(4,966)	(10,630)
Property additions - corporate and other	(227)	(43)
Property retirement costs, net of proceeds from property sales	(175)	(167)
Equity contribution to gas storage partnership	-	(1,930)
Changes in restricted cash	(113)	-
NET CASH USED FOR INVESTING ACTIVITIES	(5,481)	(12,770)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Issuance of common stock, net of expenses	44	47
Repayment of notes payable and payment of related expenses	(65,000)	(42,900)
Repayment of long-term debt	-	(15)
Payment of dividends on convertible cumulative preferred stock	(598)	(875)
Change in book overdrafts included in current liabilities	(85)	569
NET CASH USED FOR FINANCING ACTIVITIES	(65,639)	(43,174)

CASH AND CASH EQUIVALENTS
Net increase	2,778	208
Beginning of period	2,229	4,124

End of period	$5,007	$4,332

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

NET INCOME	$15,704	$12,138

Valuation adjustment for marketable securities, net of income tax expense of $5 and $19	9	36

Unrealized derivative gain on an interest rate hedge from an investment in an affiliate	-	28

Unrealized derivative gain on interest rate hedge, net of income tax benefit of $37	(64)	-

Amortization of net losses and net prior service costs associated with benefit plans, net of income tax expense of $17	30	-

COMPREHENSIVE INCOME	$15,679	$12,202

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

SEMCO Energy, Inc. and its subsidiaries operate one reportable business segment: gas distribution. The Company’s gas distribution business segment distributes and transports natural gas to approximately 289,000 customers in Michigan and approximately 126,000 customers in Alaska. The Michigan operation is sometimes referred to as “SEMCO Gas” and the Alaska operation is sometimes referred to as “ENSTAR.” These operations are known together as the “Gas Distribution Business.” The Gas Distribution Business is subject to regulation by the Michigan Public Service Commission (“MPSC”) and the City Commission of Battle Creek (“CCBC”) in Michigan and the Regulatory Commission of Alaska (“RCA”) in Alaska.
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
References to the “Company” in the Condensed Notes to the Unaudited Consolidated Financial Statements mean SEMCO Energy, Inc., SEMCO Energy, Inc. and its subsidiaries, individual subsidiaries or divisions of SEMCO Energy, Inc. or the business segments discussed above as appropriate in the context of the disclosure.
Under the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q, certain footnotes and other financial statement information normally included in the year-end financial statements of the Company have been condensed or omitted in the accompanying unaudited financial statements. These financial statements prepared by the Company should be read in conjunction with the financial statements and notes thereto in the Company's 2006 Annual Report on Form 10-K filed with the SEC. The information in the accompanying financial statements reflects, in the opinion of the Company's management, all adjustments (which are comprised of only normal recurring adjustments) necessary for a fair statement of the information shown, subject to year-end and other adjustments, as later information may require or warrant.

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

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The 2007 annual impairment tests for the Company’s business units will be conducted during the third and fourth quarters of 2007. There were no changes in the carrying amount of goodwill for the three-month period ended March 31, 2007.

	Gas	Corporate
	Distribution	and	Total
	Segment	Other	Company
(in thousands)

Balance as of December 31, 2006 and March 31, 2007	$140,318	$3,056	$143,374

New Accounting Standards - In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation Number 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company’s adoption of FIN 48 on January 1, 2007, did not have a material impact on its consolidated financial position and results of operations. Upon the adoption of FIN 48 on January 1, 2007, and at March 31, 2007, the Company had approximately $1.1 million of gross unrecognized tax benefits associated with uncertain tax positions that, if recognized, would favorably affect the income tax provision when recorded. The Company does not believe the total amount of unrecognized tax benefits will either significantly increase or decrease within twelve months of the date of adoption. The statute of limitations is closed with respect to the relevant state and Federal income tax returns for all years through 2002.
It is the Company’s policy to account for interest and penalties associated with uncertain income tax positions as a component of income tax expense. As of March 31, 2007, no amounts were accrued for interest or penalties associated with uncertain income tax positions.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, provides guidance for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. SFAS 157 applies to other standards that require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the effect of this statement on its consolidated financial position and results of operations.
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

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 - SHORT-TERM BORROWINGS AND CAPITALIZATION

Short-Term Borrowings - The Company has an unsecured $120 million revolving bank credit facility, which expires on September 15, 2008 (the “Bank Credit Agreement”). Interest under the terms of the Bank Credit Agreement is at variable rates, which are based on LIBOR or prime lending rates, plus applicable margins. LIBOR-based borrowings are permitted for periods ranging from two weeks to one, two, three or six months. At March 31, 2007, the Company was utilizing $1.5 million of the borrowing capacity available under the Bank Credit Agreement, leaving approximately $118.5 million of the borrowing capacity unused. The $1.5 million of capacity being used represented letters of credit. The amount borrowed under the Bank Credit Agreement will change from time to time and reflect the Company’s then-current working capital needs at any particular point in time as well as the rates charged under the Bank Credit Agreement and Lines of Credit (as defined below), if available.
Covenants in the Company’s Bank Credit Agreement require maintenance at the end of each calendar quarter of a minimum consolidated net worth of $225.0 million, adjusted annually by 50% of consolidated net income, if positive, plus 100% of the proceeds of each new capital offering conducted by the Company or any of its subsidiaries on or after June 30, 2005, net of issuance costs, less the aggregate principal amount of any junior capital which is retired, prepaid or redeemed in connection with a new capital offering. At March 31, 2007, the required minimum net worth was $228.8 million. In addition, the Bank Credit Agreement requires the Company to maintain, at the end of each fiscal quarter, a minimum interest coverage ratio of not less than 1.25 to 1 through September, 30, 2007, and not less than 1.30 to 1 thereafter, and a maximum leverage ratio of not more than 65%. The Company’s failure to comply with any of its financial covenants may result in an event of default which, if not cured or waived, could result in the acceleration of the debt under the Bank Credit Agreement, the Lines of Credit or the indentures governing its outstanding debt issuances that contain cross-acceleration or cross-default provisions. In such a case, there can be no assurance that the Company would be able to refinance or otherwise repay such indebtedness, which could result in a material adverse effect on the Company’s business, results of operation, liquidity and financial condition.
The Company has four unsecured discretionary bank lines of credit (“Lines of Credit”) totaling $52.5 million consisting of:

Unsecured Discretionary Lines of Credit
	Initial	Amount
Effective Date	Expiration Date	Available
		(millions)

October 13, 2006	October 1, 2007	$15.0
November 16, 2006	November 16, 2007	$7.5
December 6, 2006	May 1, 2007	$15.0
January 5, 2007	October 31, 2007	$15.0

The Line of Credit expiring on May 1, 2007, has been renewed and extended to October 1, 2007.

The banks are not obligated to make any advances under these Lines of Credit and may at any time, without notice, in their sole and absolute discretion, refuse to make advances to the Company. Interest paid under the Lines of Credit is at variable rates, which are based upon prime lending rates or rates quoted by the banks. The Company anticipates that, under these arrangements with various lenders, its total outstanding advances under the current Lines of Credit, collectively, will not exceed $15 million at the end of each quarter. At March 31, 2007, the Company was utilizing $0.7 million of the borrowing capacity available under these Lines of Credit. The amounts borrowed under the Lines of Credit will change from time to time and reflect the Company’s then-current capital needs at any particular point in time as well as the interest rates charged under the Bank Credit Agreement and Lines of Credit, if available.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 - SHORT-TERM BORROWINGS AND CAPITALIZATION (Continued)

5% Series B Convertible Cumulative Preferred Stock - Holders of shares of the 5% Series B Convertible Cumulative Preferred Stock (“Preferred Stock”) are entitled to receive cumulative annual cash dividends of $10 per share, payable quarterly in cash on each February 15, May 15, August 15 and November 15. Dividends are paid in arrears on the basis of a 360-day year consisting of twelve 30-day months. On February 15, 2007, the Company paid dividends on its Preferred Stock totaling approximately $0.6 million, or $2.50 per share. The Company’s Board of Directors (the “Board”) has also declared a dividend payable on May 15, 2007, at a rate of $2.50 per share, to Preferred Stock holders of record on May 1, 2007. For further information on the Preferred Stock, refer to Note 4 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K.

Common Shareholder’s Equity - During the first quarter of 2007, the Company issued 4,045 shares of its Common Stock to participants in the Company’s Direct Stock Purchase and Dividend Reinvestment Plan (“DRIP”) to meet DRIP Common Stock purchase requirements. Also during the first quarter of 2007, the Company issued 39,362 shares of its Common Stock to certain of the Company's employee benefit plans.
During the first quarter of 2007, 17,412 shares of Common Stock were issued to an executive under the Company’s 2004 Stock Award and Incentive Plan. For additional information on this award, refer to Note 4. In addition, during the first quarter of 2007, 4,000 shares of Common Stock were issued upon the exercise of stock options.

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
The Company records all derivative instruments it enters into under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 137, SFAS 138 and SFAS 149, which are amendments to SFAS 133 (hereinafter collectively referred to as “SFAS 133”). SFAS 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial position, as either an asset or liability, measured at its fair value. SFAS 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives designated as cash flow hedges, changes in fair value are recorded in other comprehensive income for the portion of the change in value of the derivative that is an effective hedge. Any ineffective portion of the change in fair value would be recorded as a gain or loss in the income statement.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3 - RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS (Continued)

The Company may, from time to time, enter into fixed-to-floating interest rate swaps in order to maintain its desired mix of fixed-rate and floating-rate debt. These swaps are designated as fair value hedges under SFAS 133, and the difference between the amounts paid and received under these swaps is recorded as an adjustment to interest expense over the term of the swap agreement. If the swaps are terminated, any unrealized gains or losses are recognized pro-rata over the remaining term of the hedged item as an increase or decrease in interest expense. The Company entered into one such interest rate swap in January 2004 in order to hedge one third of its $150 million of 7.125% notes due 2008. This agreement qualifies under the provisions of SFAS 133 as a fair value hedge. In accordance with SFAS 133, the Company’s Consolidated Statements of Financial Position at March 31, 2007, included a liability of $1.4 million and a decrease in long-term debt of $1.4 million for this interest rate swap.
The Company may also, from time to time, enter into floating-to-fixed interest rate swaps in order to maintain its desired mix of fixed-rate and floating-rate debt. These swaps are designated as cash flow hedges under SFAS 133, and the difference between the amounts paid and received under these swaps is recorded as an adjustment to interest expense over the term of the swap agreement. The Company entered into two such interest rate swaps, each with a notional amount of $20 million, in November 2006. These swaps were entered into in order to hedge the LIBOR component of the interest payments for a one- and two-year period on a portion of the Company’s bank term loan outstanding pursuant to a bank term loan agreement with Union Bank of California (the “Bank Term Loan”) entered into on October 31, 2006. These swap agreements, which become effective February 27, 2007, qualify under the provisions of SFAS 133, as a cash flow hedge. For cash flow hedges, the effective portion of gains and losses on derivative transactions is reported as a component of other comprehensive income. Gains and losses related to hedge ineffectiveness for outstanding derivatives is computed on a quarterly basis and included in interest expense. During the three-month period ended March 31, 2007, there was no significant amount of ineffectiveness reported in earnings. As of March 31, 2007, the Company’s Consolidated Statement of Financial Position included an asset of less than $0.1 million (representing the fair value of these swaps), with a like amount, net of income taxes, included in accumulated comprehensive income. For further information on the cash flow interest rate swaps entered into in November 2006 and the Company’s Bank Term Loan, refer to Note 4 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K.

NOTE 4 - SHARE-BASED COMPENSATION

The Company grants performance share units (“PSUs”) to certain of its employees under its 2004 Stock Award and Incentive Plan. During the first quarter of 2007, the Company granted 234,610 PSUs. For information regarding terms of the Company’s PSUs, refer to Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K.
In March 2007, the Board certified that performance goals associated with 25,000 PSUs granted to an executive in March of 2005 had been met at target. Upon certification, 17,412 shares of Common Stock were issued to the executive and the remaining 7,588 shares were withheld to cover income tax withholding requirements.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5 - EARNINGS PER SHARE

The Company computes earnings per share (“EPS”) in accordance with SFAS 128, “Earnings per Share.” SFAS 128 requires the computation and presentation of two EPS amounts, basic and diluted. Basic EPS is computed by dividing income available to holders of the Company’s Common Stock by the weighted average number of shares of Common Stock outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the weighted average number of shares of Common Stock outstanding is increased to include any shares that would be issued if stock options were exercised, shares of Preferred Stock were converted to shares of Common Stock, shares of non-vested restricted stock were fully vested, and RSUs and PSUs were settled in shares of Common Stock. However, the diluted EPS calculation does not include these potential shares in instances when their inclusion in the diluted EPS calculation results in an EPS figure that is anti-dilutive when compared to basic EPS.
The following table indicates the potential dilutive impact of the Company’s dilutive securities on average shares of Common Stock outstanding and potential adjustments to the Company’s Consolidated Statements of Operations when computing diluted EPS:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Potential dilutive impact on average common shares outstanding when calculating diluted earnings per share
Assumed conversion of convertible cumulative preferred stock	6,254	9,150
Assumed exercise of stock options	79	19
Assumed settlement of restricted stock units and performance share units	223	193
Assumed vesting of non-vested restricted stock	41	44

Potential income statement adjustments when calculating diluted earnings per share
Eliminate dividends on convertible cumulative preferred stock assumed converted	$651	$948

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5 - EARNINGS PER SHARE (Continued)

The following table outlines the computations of basic and diluted EPS for the three months ended March 31, 2007, and 2006. The potential adjustments indicated in the previous table are not included in the following computations of diluted EPS if their impact for a given period is anti-dilutive when compared to basic EPS for the period:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except per share amounts)
Average common shares outstanding
Issued	35,486	33,726
Adjustments to reconcile to average common shares outstanding for purposes of computing basic EPS:
Subtract non-vested restricted stock	(99)	(161)
Add shares issuable under fully vested restricted stock units	64	35
Add shares issuable under deferred compensation stock units	1	-
As adjusted - basic	35,452	33,600
Adjustments to reconcile to average common shares outstanding for purposes of computing diluted EPS:
Assumed conversion of convertible cumulative preferred stock	6,254	9,150
Assumed exercise of stock options	79	19
Assumed settlement of restricted stock units and performance share units	223	193
Assumed vesting of non-vested restricted stock	41	44
Diluted	42,049	43,006

Net income available to common shareholders
As reported - basic	$15,053	$11,190
Adjustments to reconcile to net income available to common shareholders for purposes of computing diluted EPS:
Eliminate dividends on convertible cumulative preferred stock assumed converted	651	948
Diluted	$15,704	$12,138

Earnings per share from net income available to common shareholders
Basic	$0.42	$0.33
Diluted	$0.37	$0.28

NOTE 6 - BUSINESS SEGMENTS

The Company has one reportable business segment known as the Gas Distribution Business. Under SFAS 131, a business segment that does not exceed certain quantitative levels is not considered a reportable business segment. Instead, business segments that do not exceed the quantitative thresholds are combined and reported in a separate category with other business activities that do not meet the definition of a business segment. The Company refers to this other category as “Corporate and Other.” For a description of the Company’s Gas Distribution Business segment and a description of the Company’s non-separately reportable business segments included in Corporate and Other, refer to Note 1. For information regarding the determination of reportable business segments, refer to Note 11 of the Notes to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K.
The accounting policies of the Company’s business segments are the same as those described in Notes 1 and 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K, except that intercompany transactions have not been eliminated in determining individual segment results.

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
The following table provides business segment information as well as a reconciliation of the segment information to the applicable line in the Consolidated Financial Statements:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Operating revenues
Gas distribution	$306,687	$268,764
Corporate and other	7,497	4,643
Reconciliation to consolidated financial statements
Intercompany eliminations (a)	(2,053)	(1,931)
Consolidated operating revenues	$312,131	$271,476

Operating income (loss)
Gas distribution	$35,195	$28,324
Corporate and other	(1,736)	710
Consolidated operating income	$33,459	$29,034

Depreciation and amortization
Gas distribution	$7,153	$6,816
Corporate and other	313	333
Consolidated depreciation and amortization	$7,466	$7,149

__________

(a)
Includes the elimination of intercompany gas distribution revenue $56 for the three months ended March 31, 2007, and $53 for the three months ended March 31, 2006. Includes the elimination of intercompany corporate and other revenue of $1,997 for the three months ended March 31, 2007, and $1,878 for the three months ended March 31, 2006.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the components of the Company’s net pension benefit and net other postretirement benefit costs:

	Pension Benefits
	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Components of net benefit cost
Service cost	$983	$917
Interest cost	1,407	1,296
Expected return on plan assets	(1,569)	(1,485)
Amortization of prior service cost	34	27
Amortization of net loss	548	724
Net benefit cost	$1,403	$1,479

	Other Postretirement Benefits
	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Components of net benefit cost
Service cost	$177	$163
Interest cost	571	487
Expected return on plan assets	(599)	(578)
Amortization of transition obligation	-	17
Amortization of prior service credit	(108)	(71)
Amortization of net loss	154	105
Amortization of regulatory asset	225	225
Net benefit cost	$420	$348

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
The Company accrues for costs associated with environmental investigation and remediation obligations when such costs are probable and reasonably estimable. Accruals for estimated costs for environmental remediation obligations are generally recognized no later than the completion of the Company’s Remedial Action Plan (“RAP”) for a site. Such accruals are expected to be adjusted as further information becomes available or circumstances change. At three of the Company’s sites, the Company has begun efforts to determine the extent of remediation, if any, that must be performed, with the expectation of completing and submitting an RAP for each of the sites to the MDEQ. As a result of investigational work performed to date, the Company’s Consolidated Statements of Financial Position include an accrual and a corresponding regulatory asset in the amount of $1.6 million at March 31, 2007, for estimated environmental investigation and remediation costs that it believes are probable at these three sites. The Company has not discounted this accrual to its present value. The accrued costs are expected to be paid out over the next three years.
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
In September 2002, the Company agreed to relocate its headquarters to Port Huron, Michigan, and leased part of a new office building in Port Huron from Acheson Ventures LLC (“Acheson”). As part of the transaction, Acheson agreed to sublease office space occupied by the Company in Farmington Hills, Michigan, and, beginning in February 2005, began to pay the Company’s Farmington Hills lease costs (approximately $36,000/month until March 31, 2011, when the Farmington Hills lease expires), as agreed. In June 2005, Acheson ceased making these payments, ostensibly because the Company had allegedly breached its obligations by maintaining a satellite office in Troy, Michigan, for certain executives who also have offices in the Company’s Port Huron headquarters. The Company has filed an action in Michigan state court, seeking (i) damages for Acheson’s failure to pay the Company’s Farmington Hills lease costs, and (ii) a declaratory judgment that the Company has met its obligations to Acheson. Acheson answered the Company’s complaint, filed counter-claims alleging breach of contract, fraud, and negligent misrepresentation, and sought a change of venue for these proceedings, to St. Clair County, Michigan. The Company made filings to answer Acheson’s counter-claims, denying any liability to Acheson and opposing a change of venue. The court subsequently ruled that venue for this case was properly laid in Oakland County, Michigan. Pre-trial activities in this case, including Acheson’s motion renewing its venue change request, are underway. The court ruled on February 21, 2007, that the venue was proper in St. Clair County, Michigan, essentially overturning its earlier venue ruling. The Company has appealed this recent venue ruling.
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

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

In April 2006, Aurora Gas LLC (“Aurora Gas”) gave the Company notice of the suspension of gas deliveries, and subsequently suspended deliveries, to the Company’s Alaska Pipeline Company subsidiary (which, in turn, are delivered to the Company’s ENSTAR Division for resale to its customers in Alaska) under the gas supply contract between the Company and Aurora Gas pursuant to which Aurora Gas sells natural gas to the Company from the Moquawkie natural gas field (the “Moquawkie Contract”). Aurora Gas asserted that it was permitted to take these actions because production has become “Not Economic,” as that term is defined in the Moquawkie Contract. The Company disagrees with Aurora Gas’s contentions, and attempts to resolve this matter informally were unsuccessful. The Company filed suit against Aurora Gas and an affiliate in Alaska state court asserting, among other things, a breach of contract claim. Aurora Gas has defended against the Company’s claims in this lawsuit by insisting upon its right to suspend gas deliveries. For further information concerning this dispute with Aurora Gas and related rate recovery implications, refer to Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K.
Refer to Note 11 for information regarding a purported shareholder class action lawsuit filed on April 16, 2007.

NOTE 9 - PENDING SALE OF THE COMPANY

As previously reported, on February 22, 2007, the Company entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) by and among the Company, Cap Rock Holding Corporation (“Cap Rock”) and Semco Holding Corporation, a direct wholly-owned subsidiary of Cap Rock (“Parent”), under which Parent will acquire all the outstanding Common Stock and Preferred Stock of the Company. Pursuant to the terms of the Exchange Agreement, each issued and outstanding share of Common Stock and Preferred Stock of the Company will be transferred to Parent. The Common Stock will be transferred for the right to receive $8.15 in cash per share, without interest, and the Preferred Stock will be transferred for the right to receive approximately $213.07 in cash per share plus a make-whole premium to be calculated at closing, without interest, in each case on the terms and subject to the conditions set forth in the Exchange Agreement (collectively, the “Share Exchange”). The Board, upon the unanimous recommendation of its Finance Committee (which is comprised entirely of independent directors), approved the Exchange Agreement and has recommended that the holders of the Company’s Common Stock approve the Share Exchange at a special meeting to be held at a future date determined in accordance with the Exchange Agreement.
Consummation of the Share Exchange is not subject to a financing condition, but is subject to various other conditions, including approval of the Share Exchange by the holders of the Company’s Common Stock, approval by the RCA, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and satisfaction of other customary closing conditions. Refer to Note 10 for information regarding regulatory approvals required in connection with the Share Exchange.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 9 - PENDING SALE OF THE COMPANY (Continued)

Also in connection with the Exchange Agreement, on February 22, 2007, the Company executed an amendment to its rights agreement, dated as of April 15, 1997, as amended, with National City Bank, as rights agent, for the purpose of amending the rights agreement to render it inapplicable to the Exchange Agreement, the Share Exchange and the other transactions contemplated thereby. The amendment provided that the execution of, and the consummation of the transactions contemplated by the Exchange Agreement will not cause (1) Cap Rock or Parent or any of their affiliates or associates to be deemed an acquiring person, or (2) a distribution date, share acquisition date or triggering event to be deemed to have occurred. The rights agreement expired by its terms on April 15, 2007.

NOTE 10 - REGULATORY MATTERS

In order to acquire a controlling interest in the Company’s ENSTAR division and Alaska Pipeline Company subsidiary, which are public utilities in Alaska, an application must be filed in the form prescribed by the RCA for authority to acquire a controlling interest in these entities. This application was filed by Cap Rock and the Company with the RCA on April 9, 2007. The RCA has established a procedural schedule to consider the application (including hearings now scheduled to be held in early-September 2007) and has provided individuals or entities with an interest in the proceeding an opportunity to comment on the application and intervene in the proceeding. In such proceedings, it is customary for the Attorney General to intervene on behalf of the public, and customers or others may also choose to intervene. Some proceedings are resolved by stipulation without an evidentiary hearing; however, in most circumstances, the RCA will convene an evidentiary hearing before a decision is made by the RCA. The RCA is required to act on an application to acquire a controlling interest in a utility within six months of the filing of a completed application, subject to a one-time extension of the deadline for good cause shown (not to exceed 90 days) or upon agreement of the parties to the proceeding. The Exchange Agreement provides as a condition to closing that such final order issued by the RCA must not, among other things, impose substantial or burdensome conditions.
Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and the rules promulgated thereunder by the Federal Trade Commission (the “FTC”), the Share Exchange may not be completed until notification and report forms have been filed with the FTC and the Antitrust Division of the Department of Justice and the applicable waiting period has expired. On April 17, 2007, the Company and Parent filed notification and report forms under the HSR Act with the FTC and the Antitrust Division of the Department of Justice. On April 27, 2007, the FTC granted early termination of the waiting period under the HSR Act.
The Company’s annual Gas Cost Recovery (“GCR”) reconciliation case for the period ended March 31, 2006, is currently before the MPSC. In such cases, the MPSC assesses the Company’s gas procurement practices for gas purchased for sale to customers in that portion of the Company’s Michigan service area regulated by the MPSC. Interveners in the case have proposed $5.8 million in gas cost disallowances. The Company believes that it acted reasonably with respect to its gas purchases for the GCR period under review and therefore does not believe that any disallowances are appropriate. While the Company does not believe that any gas cost disallowances are appropriate, it cannot make any assurances as to whether the MPSC will disallow any costs at issue in this case.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 11 - SUBSEQUENT EVENTS

As of March 31, 2007, the Company owed $55 million under the Bank Term Loan which matures on June 30, 2016. On April 5, 2007, the Company repaid $10 million of the Bank Term Loan, leaving $45 million outstanding.
On May 1, 2007, one of the Company’s Lines of Credit, with a borrowing capacity of $15 million and an expiration date of May 1, 2007, was renewed and extended to October 1, 2007.
On April 16, 2007, a purported shareholder class action lawsuit, captioned, Advantage Investors v. John T. Ferris et. al., was filed in the Michigan Circuit Court of the County of St. Clair, against the Company, each of its Directors, and Cap Rock. The complaint alleges, among other things, that the Directors were self-interested and breached their fiduciary duties to the shareholders of the Company in approving the Share Exchange. The complaint also alleges that Cap Rock has aided the alleged fiduciary duty breaches by the Directors. The complaint seeks a declaration that the action is properly maintainable as a class action and that the plaintiff is the proper class representative, a declaration that the defendants have breached their fiduciary duties or aided such breaches, and compensatory and/or rescissory damages, reasonable costs and attorneys’ fees and other remedies.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OTHER INFORMATION

Summary of Results of Operations - The discussions in this section are summarized and intended to provide an overview of the results of Company operations. In most instances, the items discussed here are covered in greater detail in later sections of Management’s Discussion and Analysis. Any variances in results in this summary are quantified on an after-tax basis. The Company uses an effective income tax rate of 36.9% to estimate these after-tax amounts. All references to EPS in Management’s Discussion and Analysis are on a fully diluted basis. For information related to the calculation of diluted EPS, refer to Note 5 of the Condensed Notes to the Unaudited Consolidated Financial Statements. The following table summarizes the Company’s operating results for the three months ended March 31, 2007, and March 31, 2006:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except per share amounts)

Operating revenues	$312,131	$271,476
Operating expenses	278,672	242,442
Operating income	$33,459	$29,034
Other income (deductions)	(9,118)	(9,993)
Income tax expense	(8,637)	(6,903)
Net income	$15,704	$12,138
Dividends on convertible cumulative preferred stock	651	948
Net income available to common shareholders	$15,053	$11,190

Earnings per share
Basic	$0.42	$0.33
Diluted	$0.37	$0.28

Average common shares outstanding
Basic	35,452	33,600
Diluted	42,049	43,006

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

The Company’s net income available to common shareholders was $15.1 million (or $0.37 per share) for the three months ended March 31, 2007, compared to $11.2 million (or $0.28 per share) for the three months ended March 31, 2006. The primary factors contributing to the higher earnings for the first quarter of 2007 were an increase in gas distribution margin and a decrease in financing-related costs, offset partially by costs incurred in connection with the pending sale of the Company and an increase in operations and maintenance expense at the Gas Distribution Business. The increase in gas distribution margin, which increased net income for the first quarter of 2007 by approximately $5.2 million when compared to the first quarter of 2006, was primarily due to a rate increase in Michigan and colder weather in Michigan and Alaska. Financing-related costs, which consist of interest expense on debt and dividends on Preferred Stock, decreased primarily as a result of lower levels of outstanding debt and Preferred Stock. The decrease in financing-related costs increased net income by approximately $0.6 million, when comparing the first quarter of 2007 to the first quarter of 2006. Costs incurred during the first quarter of 2007 in connection with the pending sale of the Company reduced the Company’s net income by approximately $1.8 million. The increase in operations and maintenance expense at the Gas Distribution Business, which decreased net income for the first quarter of 2007 by approximately $0.4 million when compared to the first quarter of 2006, was primarily due to increases in insurance and claims costs and inflationary increases in various expenses, partially offset by a charge incurred in connection with a sublease during the first quarter of 2006 that did not recur in the first quarter of 2007.

Pending Sale of the Company - For information regarding the pending sale of the Company, refer to Note 9 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The Impact of Higher Natural Gas Prices - The market price of natural gas increased substantially during the past 5 years. The following table shows the Company’s average cost of gas sold by the Company in Michigan and Alaska over the past several years and the year-to-date periods ended March 31, 2007, and March 31, 2006:

	Average cost
	of gas sold per Mcf
Period	Michigan	Alaska

Year-to-date March 31, 2007	$8.34	$7.03
Year-to-date March 31, 2006	9.80	5.00
Year 2006	8.94	5.00
Year 2005	8.47	3.93
Year 2004	6.39	3.11
Year 2003	5.60	2.56
Year 2002	3.86	2.51
Year 2001	3.24	2.36
Year 2000	3.15	1.63

In Michigan, the Company purchases natural gas throughout the year, in order to (i) meet current customer needs, (ii) inject gas into storage for use by customers during the winter heating season, and (iii) have sufficient supplies under contract for the winter heating season. A decline in natural gas prices since mid-December 2005 has reduced the average price the Company has paid (through March 31,

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

2007) to purchase gas sold to customers during the 2006-2007 winter heating season, when compared to the 2005-2006 winter heating season. Despite this decline, prices are still higher on average than they were earlier this decade. The Company believes that higher natural gas prices will persist and that gas prices will remain volatile and could increase in the future due to a variety of factors, including an apparent imbalance between natural gas supplies and demand resulting from, among other things, the use of substantial amounts of natural gas to generate electricity and environmental and other restrictions on natural gas exploration and production.
In Alaska, the Company’s facilities are located near natural gas supplies, and the Company has RCA-approved gas purchase contracts with various Cook Inlet area producers. The price of gas purchased under these contracts is adjusted annually in January. A portion of the natural gas purchased by the Company for its Alaska customers is priced on a 36-month trailing average price for natural gas, so price increases that occurred in the natural gas market during 2005 and early-2006 were not yet fully reflected in the price the Company paid for gas sold to customers in its Alaska service area through the end of 2006. However, the price the Company pays for gas under these contracts has increased over the past few years and, on January 1, 2007, the price increased to approximately $7.00 per one thousand standard cubic feet (“Mcf”) (an increase of approximately $2.00 per Mcf) based on these trailing average prices and oil-based indexes in the Company’s gas contracts.
In general, the cost of natural gas purchased for customers is recovered on a dollar-for-dollar basis (in the absence of disallowances), without a profit. The recovery of these gas costs is accomplished through the Company’s GCR pricing mechanisms, through which customer rates are periodically adjusted for increases and decreases in the cost of gas purchased by the Company for sale to customers. For additional information on the GCR pricing mechanisms, refer to the caption “Cost of Gas, Gas Charges Recoverable from Customers, and Amounts Payable to Customers” in Note 1 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K.
When gas prices are volatile and increase substantially, the Company may require approval in certain of its regulatory jurisdictions to increase the commodity, or GCR, component of rates, to ensure the timely recovery of the cost of gas purchased for sale to customers. In addition, such actions may decrease customer consumption, increase delinquent or uncollectible accounts, and increase the value of lost and unaccounted for (“LAUF”) natural gas volumes. These and other factors could result in an increase in working capital requirements and the need for the Company to borrow additional amounts under its Bank Credit Agreement or one or more Lines of Credit, if available.
The Company has been addressing, and continues to address, the impact of higher and more volatile natural gas prices by (i) seeking timely GCR rate increases in Michigan when gas prices increase, (ii) monitoring working capital requirements, (iii) evaluating customer consumption, (iv) monitoring customer payment patterns, and (v) seeking changes in rate design (meaning the way in which the costs of providing service to customers are collected in rates) to help reduce the impact of higher and more volatile natural gas prices on the Company’s financial performance and align Company and customer interests with respect to conservation.
During certain periods of the past two years when natural gas prices increased significantly over a short period of time, the Company was successful in obtaining GCR rate increases in Michigan on a timely basis to recover the higher gas costs. Timely GCR rate changes have helped reduce the Company’s working capital requirements by eliminating the need to finance for an extended period any under-recovery of gas costs not recouped in current GCR rates. Higher gas costs have increased the Company’s need for additional working capital for other purposes, however, such as to finance gas purchases at higher market prices, finance storage inventory, and carry accounts receivable. The recent decline in natural gas prices for gas sold to customers in Michigan has reduced the Company’s working capital requirements but this positive effect has been partially offset by additional working capital

 PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

requirements at the Company’s Alaska operations as a result of the increase in the cost of gas there. Overall working capital requirements would likely increase if natural gas prices increased again in the future.
The Company believes that higher gas costs, to the extent they are reflected in GCR rates, have affected, and will continue to affect, gas consumption by customers, who are induced by higher prices to conserve. Customer rates in Alaska increased by approximately 30% on January 1, 2007, as a result of increases in prices under the Company’s RCA-approved long-term gas supply contracts, which are reflected in the GCR portion of customer rates. Based on this and other factors (including the possibility of future price increases in Michigan and Alaska), the Company is unable to estimate, with certainty, the amount of future conservation (if any) that is likely to occur. Refer to the section in Management’s Discussion and Analysis titled “The Impact of Weather and Energy Conservation” for customer consumption information for the three months ended March 31, 2007, and 2006.
Higher gas costs, to the extent they are reflected in GCR rates, may also affect the ability of some customers to pay their bills for gas service on time or in full. The Company is, and has been, monitoring customer payment patterns and encouraging customers to elect budget-type levelized payment plans in order to spread winter heating season bills over a 12-month period. In addition to disconnecting service to delinquent customers, as necessary and permitted, the Company refers customers to sources of charitable and public assistance. The Company also participates in efforts to secure charitable donations that will provide such assistance. The Company’s expense for uncollectible gas sales customer accounts was $0.9 million, for both the three months ended March 31, 2007, and the three months ended March 31, 2006. The Company cannot provide any assurance that its future expense for uncollectible accounts will be consistent with its prior experience, in view of the various factors affecting customer payment patterns, including the recent declines in gas prices in Michigan and increases in gas prices in Alaska.
Higher gas costs also increase the expense associated with LAUF gas in the Company’s Michigan service areas, assuming that LAUF volumes are consistent period to period. Annual LAUF volumes in Michigan have ranged from 0.5% to 1.4% of volumes sold and transported in the Company’s Michigan service area over the last 10 years. The Company’s Michigan gas distribution operation typically accounts for 46% to 57% of total volumes sold and transported by the Company. LAUF gas volumes in Michigan for the three months ended March 31, 2007, and 2006, were 226 million standard cubic feet (“MMcf”) and 180 MMcf, respectively, or 0.95% and 0.83%, respectively, of volumes sold and transported in Michigan. The expense associated with LAUF gas in Michigan was $1.9 million and $1.8 million for the three months ended March 31, 2007, and 2006, respectively. The expense for LAUF gas did not increase in proportion to the increase in LAUF gas volumes because of the decline in gas prices at the Company’s Michigan operations between quarters.
The Company proposed to change various aspects of its rate design in the rate case it filed with the MPSC in 2006. A settlement of this rate case was approved by the MPSC in January 2007. The approved rate design changes are described in Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K. Except for a residential billing determinant change and an increase in the residential customer charge, the rate design changes proposed by the Company were not part of the MPSC-approved settlement. The rate case order did address the continuing decline in residential customer consumption by changing a key billing element included in residential base rates. In an MPSC order issued in the Company’s previous rate case proceeding in March 2005, residential base rates were set using annual customer usage of about 113 Mcf of natural gas. In the MPSC order issued in January 2007, residential base rates were set using annual customer usage of 96 Mcf of natural gas. This significant reduction in the residential billing determinant recognizes that residential customer consumption has been steadily declining and sets base rates using

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

an annual volume of gas consumption per customer that may be reasonably expected to be sold in a year with normal weather under current consumption patterns.
In connection with future rate cases and other proceedings in Michigan and Alaska, the Company will continue to assess the need for rate design changes and propose changes that take into consideration the changing business environment in which the Company operates, including trends such as higher and more volatile natural gas prices and declining per customer consumption.

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

OVERVIEW AND OTHER INFORMATION (Continued)

The following table provides temperature and customer consumption data for the three-month periods ended March 31, 2007, and March 31, 2006:

	Three Months Ended
	March 31,
	2007	2006
Michigan
Degree days (DD) (a)
Actual	3,174	2,942
Normal (b)	3,269	3,294
Actual DD as a percent of normal DD	97.1%	89.3%
Percent by which actual DD differ from:
Normal DD (c)	(2.9)%	(10.7)%
Prior year actual DD (d)	7.9%	(13.7)%

Average gas consumption per customer (Mcf)
Residential gas sales customers	47.0	41.2
Residential gas sales customers normalized (e)	48.4	46.1
Percent by which residential gas sales customers normalized differs from prior year residential gas sales customers normalized (f)	4.9%	(4.6)%

All gas sales customers	64.3	57.6
All gas sales customers normalized (e)	66.3	64.5
Percent by which all gas sales customers normalized differs from prior year all gas sales customers normalized (f)	2.7%	(4.6)%

Alaska
Degree days (DD) (a)
Actual	4,363	4,119
Normal (b)	3,804	3,892
Actual DD as a percent of normal DD	114.7%	105.8%
Percent by which actual DD differ from:
Normal DD (c)	14.7%	5.8%
Prior year actual DD (d)	5.9%	12.0%

Average gas consumption per customer (Mcf)
Residential gas sales customers	70.2	69.4
Residential gas sales customers normalized (e)	61.2	65.5
Percent by which residential gas sales customers normalized differs from prior year residential gas sales customers normalized (f)	(6.6)%	(5.2)%

All gas sales customers, excluding large general services (g)	79.6	78.4
All gas sales customers, excluding large general services, normalized (e)	69.4	74.1
Percent by which all gas sales customers normalized differs from prior year all gas sales customers normalized (f)	(6.3)%	(5.9)%
______________

(a)
Degree days are a measure of coldness determined daily as the number of degrees the average temperature during the day in question is below 65 degrees Fahrenheit. Degree days for a particular period are determined by adding the degree days incurred during each day of the period.

(b)
Normal degree days for a particular period is the average of degree days during the prior 15 years. For 2006, normal degree days for the Company’s Alaska operations was determined using a 10-year average of degree days and for 2007, normal degree days for the Company’s Alaska operations is determined using a 10-year seasonal regression (“winters”) model.

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

(g)
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

OVERVIEW AND OTHER INFORMATION (Continued)

The Company has estimated that, in its Michigan service area, temperatures were approximately 2.9% warmer than normal during the first quarter of 2007 and approximately 10.7% warmer than normal during the first quarter of 2006. In the Company’s Alaska service area, temperatures are estimated to have been approximately 14.7% colder than normal during the first quarter of 2007 and approximately 5.8% colder than normal during the first quarter of 2006.
The Company has estimated that, in its Michigan service area, normalized average gas consumption during the first quarter of 2007 for all gas sales customers increased by approximately 2.7%, when compared to 2006. This increase in consumption comes after several years of declining consumption and is believed to be the result of lower gas prices during the first quarter of 2007, when compared to prices during the first quarter of 2006, and other factors influencing customer consumption. In the Company’s Alaska service area, normalized average gas consumption during the first quarter of 2007 for all gas sales customers decreased by an estimated 6.3%, when compared to 2006. This decrease in per customer consumption in Alaska is likely due to customer conservation prompted by the 30% increase in customer rates as a result of increases in prices under the Company’s RCA-approved long-term gas supply contracts.

Business Segment Overview - The Company has one reportable business segment known as the Gas Distribution Business. The Company’s other business segments that do not meet the quantitative thresholds required to be reportable business segments are combined and reported in a separate category with other business activities that do not meet the definition of a business segment. The Company refers to this other category as “Corporate and Other.” For a description of the Company’s Gas Distribution Business and a description of the non-separately reportable business segments included in Corporate and Other, refer to Note 1 of the Condensed Notes to the Unaudited Consolidated Financial Statements.  For a summary of operating revenues and operating income by business segment, refer to Note 6 of the Condensed Notes to the Unaudited Consolidated Financial Statements.
The Gas Distribution Business segment analysis and other discussions below provide additional information regarding variations in operating results when comparing the three-month period ended March 31, 2007, to the same period of the prior year. The Company evaluates the performance of its business segments based on operating income. Operating income does not include income taxes, interest expense, or other non-operating income and expense items. A review of the non-operating items follows the business segment discussion.
The Company’s Gas Distribution Business consists of operations in Michigan and Alaska. The Michigan operation is sometimes referred to as “SEMCO Gas” and the Alaska operation is sometimes referred to as “ENSTAR.”

GAS DISTRIBUTION BUSINESS SEGMENT

Seasonality - The Company's Gas Distribution Business is seasonal with the majority of its operating revenue realized during the winter heating season each year. As a result, a substantial portion of the Company's annual income is earned during the first and fourth quarters of the year. Therefore, the Company's results of operations for the three months ended March 31, 2007, and 2006, are not necessarily indicative of results for a full year.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

Gas Sales Revenue - The Company’s gas sales revenue was $296.7 million for the three months ended March 31, 2007, compared to $256.5 million for the three months ended March 31, 2006. The most significant factor causing the change in gas sales revenue from period-to-period is the change in the cost of gas sold. A significant portion of the Company’s cost of gas sold is accounted for by the Company’s GCR pricing mechanisms, which allow for the adjustment of rates charged to customers to reflect increases and decreases in the cost of gas purchased by the Company. Under these mechanisms, customers are charged rates that allow the Company to recoup its cost of gas purchased for sale to customers, subject, in the Company’s Michigan service territory regulated by the MPSC, to a review by the MPSC of the Company’s GCR gas purchase plan and the reasonableness of actual purchases and procurement practices. The CCBC periodically audits the Company’s gas supply procurement plans, which are substantially similar to the ones used to procure gas supplies for customers in the MPSC-regulated service areas. In Alaska, gas supply contracts are reviewed by the RCA at the time the Company enters into those contracts. As a result of the use of these mechanisms, in the absence of regulatory disallowances, for any increase or decrease in cost of gas sold, there is a corresponding increase or decrease in gas sales revenue. Refer to the caption “Cost of Gas, Gas Charges Recoverable from Customers, and Amounts Payable to Customers” in Note 1 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K for further information on cost of gas and the GCR mechanisms. Management generally evaluates changes in gas sales margin rather than gas sales revenue, due to the fluctuations caused by market-driven changes in cost of gas sold. Please refer to the Gas Sales Margin section below for a detailed variance analysis.

	Three Months Ended
	March 31,
	2007	2006
	(dollars in thousands)

Gas sales revenues	$296,679	$256,483
Cost of gas sold	242,328	212,604

Gas sales margin	$54,351	$43,879
Gas transportation revenue	7,698	9,392
Other operating revenue	2,310	2,889

	$64,359	$56,160
Operation and maintenance	18,828	18,154
Depreciation and amortization	7,153	6,816
Property and other taxes	3,183	2,866

Operating income	$35,195	$28,324

Volumes of gas sold (MMcf)	31,015	26,631
Volumes of gas transported (MMcf)	11,775	14,523

Number of customers at end of period	414,619	411,261
Degree Days
Alaska	4,363	4,119
Michigan	3,174	2,942
Percent colder (warmer) than normal
Alaska	14.7%	5.8%
Michigan	(2.9)%	(10.7)%

The amounts in the above table include intercompany transactions.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

Gas Sales Margin - The Company’s gas sales margin is derived primarily from customer service fees and consumption-based distribution charges. The customer service fees are fixed amounts charged to customers each month. Distribution charges vary each month because they are based on the volume of gas consumed by customers. There are four primary factors that have historically impacted gas sales margin and, in the Company’s view, may impact future gas sales margin. These factors are changes in: (i) customer gas consumption; (ii) the number of gas sales customers; (iii) LAUF gas expense; and (iv) customer rates.
In addition to these recurring items, another factor impacted results for the first quarter of 2007. During late-2006, approximately 700 gas transportation customers in Alaska switched from gas transportation service to gas sales service (large general service class). This service changeover occurred because a third-party gas supplier stopped supplying natural gas to these transportation customers in late-2006. The gas for these new sales customers in Alaska is being supplied under the Company’s existing gas supply agreements. The Company’s margin from these customers after the date of the changeover to sales service is reported in gas sales margin rather than gas transportation revenue. Approximately $2.7 million of the increase in gas sales margin during the first quarter of 2007, when compared to the first quarter of 2006, was from large general service customers in Alaska and was due in large part to this service changeover. For all but one of these customers, however, the Company does not expect that this change from gas transportation service to gas sales service will affect the Company’s operating income significantly, because the margins under either service are the same. The Company has negotiated a special contract with one of the affected transportation customers, a public utility, which results in gas sales margins that are higher than the margins the Company earned previously from this customer for providing transportation service. This special contract has been put into effect on an interim basis, subject to refund, pending final RCA approval of the contract. In an order dated March 22, 2007, the RCA approved the contract with revisions that increased the overall price to the customer, but did not affect the margins realized by the Company. On April 6, 2007, the customer petitioned the RCA for reconsideration of the order, requesting that the RCA require the contract be revised to lower the Company’s margin by approximately $0.90 per Mcf. The Company filed an opposition to the petition for reconsideration. If the customer’s petition were granted by the RCA, the Company estimates that it would have to refund margins of approximately $0.3 million to the customer for volumes that have been delivered through April 2007.
Changes in customer gas consumption from one year to another have historically been attributable primarily to the impact of changes in temperatures between periods. More recently, however, other factors (including conservation by customers, the increasing use of more energy efficient gas furnaces and appliances, the addition of new energy efficient homes to the Company’s gas distribution system and the price of natural gas) have contributed more significantly than in the past to changes in customer gas consumption. An increase in customer gas consumption during the three months ended March 31, 2007, increased gas sales margin by approximately $2.5 million, when compared to the same period ended March 31, 2006. The Company believes that weather was the primary cause of this increase in consumption. Temperatures in Michigan during the first quarter of 2007 were approximately 7.9% colder than during the first quarter of 2006 and temperatures in Alaska during the first quarter of 2007 were approximately 5.9% colder than during the first quarter of 2006. Normalized gas consumption, which is a measure the Company uses to estimate customer conservation from one period to another, increased in Michigan during the first quarter of 2007, when compared to the first quarter of 2006, and offset the impact of a decrease in normalized gas consumption in Alaska, when comparing the same periods. Normalized consumption per gas sales customer increased by an estimated 2.7% in Michigan and decreased by an estimated 6.3% in Alaska, when comparing the first quarter of 2007 to the first quarter of 2006. The Company believes the decrease in normalized gas consumption per gas sales

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

customer in Alaska was likely due to conservation prompted by the 30% increase in customer rates caused by increases in prices under the Company’s RCA-approved long-term gas supply contracts. The increase in normalized gas consumption in Michigan comes after several years of declining consumption and is believed to be the result of lower gas prices in Michigan during the first quarter of 2007, when compared to prices during the first quarter of 2006. For further details on customer consumption, refer to Management’s Discussion and Analysis under the captions “The Impact of Higher Natural Gas Prices” and “The Impact of Weather and Energy Conservation.”
The average number of gas distribution customers in Michigan (excluding customers acquired in the acquisition of Peninsular Gas Company in June 2005) and Alaska has increased annually by an average of 1.1% and 3.3%, respectively, during the past three years. For the three-month period ended March 31, 2007, the average number of gas distribution customers in Michigan and Alaska increased by 0.3% and 2.0%, respectively, when compared to the three-month period ended March 31, 2006. The additional customers increased gas sales margin for the first quarter of 2007 by approximately $0.3 million when compared to the first quarter of 2006.
LAUF gas is a term used in the natural gas distribution industry to refer to the difference between the gas that is measured and injected into the Company’s gas distribution system and the amount of gas measured at customer meters. Typically, there is more gas measured as purchased and transported into a utility’s distribution pipeline system than is actually measured as sold and transported out of a utility’s distribution pipeline system. There are a number of reasons for this LAUF gas, including measurement errors and leaks. The annual LAUF gas volumes in Michigan have ranged from 0.5% to 1.4% of total gas volumes sold and transported in Michigan over the last ten years. An increase in LAUF gas expense decreased gas sales margin for the three months ended March 31, 2007, by approximately $0.1 million, when compared to the same period ended March 31, 2006. The cost of LAUF gas is affected by the underlying commodity cost and rate mechanisms employed to price LAUF gas volumes and recover this cost from customers.
The remainder of the change in gas sales margin was due primarily to changes in rates, as well as other miscellaneous factors. During the three months ended March 31, 2007, these factors increased gas sales margin by approximately $5.1 million, when compared to the three months ended March 31, 2006. There was an increase in customer rates effective on January 10, 2007, for MPSC-regulated customers. The rate increase for MPSC-regulated customers was the result of a rate case settlement approved by the MPSC. For information on new rates and rate cases filed by the Company, refer to Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K.

Gas Transportation Revenue - The Company provides gas transportation services to customers who typically consume large volumes of natural gas. These customers purchase their natural gas directly from third-party suppliers. The natural gas purchased by customers from third-party suppliers is then transported on the Company’s gas distribution system to the customers. For the three months ended March 31, 2007, gas transportation revenue decreased by $1.7 million, when compared to the same period ended March 31, 2006. The decrease was primarily due to approximately 700 gas transportation customers in Alaska switching to gas sales service in the fourth quarter of 2006, as discussed under the caption “Gas Sales Margin”, and a decrease in transportation volumes from a fertilizer manufacturing customer discussed below, partially offset by increases in usage by the Company’s other remaining transportation customers due primarily to colder temperatures and other factors.
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

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

secured sufficient natural gas supplies to operate at a reduced rate through October 2007, but currently does not have sufficient natural gas under contract at an appropriate price to operate after that date. Furthermore, during the winter period from October 2006 through April 2007, this facility was shut down due to the lack of seasonal gas supply. Transportation revenues to this customer totaled $1.2 million in 2006. Based upon volumes transported during the first three months of 2007 and estimates provided by the customer, transportation revenues to this facility are expected to total $0.8 million in 2007. The Company cannot predict the likely pattern of future operations at this plant, including whether the plant will ultimately close.

Other Operating Revenue - For the three months ended March 31, 2007, operating revenue decreased by $0.6 million, when compared to the same period ended March 31, 2006. The decrease in operating revenues was due primarily to a decline in miscellaneous customer revenues, which include various service fees and late payment fees charged to customers.

Operations and Maintenance Expenses - For the three months ended March 31, 2007, operations and maintenance (“O&M”) expenses increased by $0.7 million, when compared to the same period ended March 31, 2006. The increase in O&M expenses was primarily due to a $0.5 million increase in insurance and claims expense and a $1.4 million increase in various other operating expenses, including employee compensation. These items were partially offset by a $1.2 million charge reflected in the results for the first quarter of 2006, which was related to the sublease of the Company’s former headquarters that did not recur in the first quarter of 2007.

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

Property and Other Taxes - The Company’s property and other taxes increased for the three months ended March 31, 2007, when compared to the same period ended March 31, 2006. The increase is primarily attributed to property taxes on net additional property, plant and equipment placed in service as part of the expansion and upgrading of the Company’s gas distribution system.

Regulatory and Other Matters - Refer to Notes 9 and 10 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information about current regulatory matters.
The Company continues to evaluate how to meet the long-term natural gas supply needs of its customers in Alaska. These evaluations include new gas supply contracts and possible additional gas storage facilities and new gas transmission lines, including various combinations of these alternatives. The Company’s evaluations are ongoing.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

CORPORATE AND OTHER

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)

Operating revenues	$7,497	$4,643
Other operating expenses	9,233	3,933
Operating income	$(1,736)	$710

The amounts in the above table include intercompany transactions.

Operating Revenues - Corporate and Other reported operating revenue of $7.5 million for the three months ended March 31, 2007, compared to operating revenue of $4.6 million for the same period ended March 31, 2006. The $2.9 million increase for the three-month period ended March 31, 2007, was due primarily to the sale of natural gas inventory during the first quarter of 2007, which amounted to approximately $2.3 million (there were no comparable sales of natural gas inventory during the first quarter of 2006), and an increase in propane revenues, which amounted to approximately $0.4 million. The increase in propane revenues was due primarily to colder weather during the first quarter of 2007.

Operating Income - Corporate and Other reported an operating loss of $1.7 million for the three months ended March 31, 2007, compared to operating income of $0.7 million for the same period ended March 31, 2006. The $2.4 million decrease in operating income for the three-month period ended March 31, 2007, was due primarily to $2.9 million of costs incurred in connection with the pending sale of the Company, partially offset by margins earned on the sale of natural gas inventory during the first quarter of 2007.

OTHER INCOME AND DEDUCTIONS

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)

Interest expense	$(10,028)	$(10,549)
Other income	910	556
Total other income (deductions)	$(9,118)	$(9,993)

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OTHER INCOME AND DEDUCTIONS (Continued)

Interest Expense - Interest expense for the three months ended March 31, 2007, decreased by $0.5 million when compared to the same period ended March 31, 2006. Approximately $0.4 million of the decrease was primarily due to lower levels of short-term bank borrowings under the Company’s Bank Credit Agreement and Lines of Credit, a decrease in short-term interest rates and a decrease in financing fees related to the Company’s Bank Credit Agreement. The lower levels of short-term bank borrowings were due primarily to the availability of increased cash flows as a result of the rate increase in Michigan and colder temperatures during the first quarter of 2007, when compared to the first quarter of 2006. The decrease in short-term interest rates was primarily due to the use of the Company’s Lines of Credit, which have more favorable interest rates than the Company’s Bank Credit Agreement. Another contributor to the decrease in interest expense was the redemption of $59.5 million of the Company’s 8% Senior Notes due 2016 in November 2006 and their replacement with the Bank Term Loan with a lower variable rate of interest.

Other Income - Other income for the three months ended March 31, 2007, increased by $0.4 million when compared to the same period ended March 31, 2006. This increase was primarily due to higher interest income and increases in other non-operating income.

INCOME TAXES

Income tax expense was $8.6 million, for the three months ended March 31, 2007, and $6.9 million, for the same period ended March 31, 2006. The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes.

DIVIDENDS ON CONVERTIBLE CUMULATIVE PREFERRED STOCK

Dividend expense for the Preferred Stock amounted to $0.7 million and $0.9 million for the three-month periods ended March 31, 2007, and March 31, 2006, respectively. The decrease in the dividends when comparing these periods is due to the impact of the Company’s repurchase and subsequent retirement of a portion of the Preferred Stock in the second quarter of 2006. For further information on Preferred Stock, the cash dividends on Preferred Stock and the repurchase and retirement of Preferred Stock, refer to Note 4 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K, and Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Used For Investing - The Company’s Gas Distribution Business is capital intensive and a substantial amount of cash is spent annually on investments in property, plant and equipment. The following table identifies capital investments for the three months ended March 31, 2007, and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Capital investments:
Property additions - gas distribution	$4,966	$10,630
Property additions - corporate and other	227	43
	$5,193	$10,673

The Company’s expenditures for property additions were approximately $5.2 million for the first three months of 2007. Expenditures for property additions during the remainder of 2007 are anticipated to be approximately $34.5 million.

Cash Flows Provided By Operations - The Company’s net cash provided by operating activities totaled $73.9 million for the three-month period ended March 31, 2007, compared to $56.2 million for the same period ended March 31, 2006. The change in operating cash flows is influenced by changes in the level and cost of gas in underground storage, changes in accounts receivable and accounts payable and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments. The Company’s largest use of cash is for the purchase of natural gas for sale to its customers. Generally, gas is injected into storage during the months of April through October and withdrawn for sale during the months of November through March. The Company may also use significant amounts of short-term borrowings to finance natural gas purchases during the non-heating season. The change in cash provided by operating activities is also impacted by changes in the operating results of the Company’s businesses.

Cash Flows Provided By Financing - The Company’s net cash used for financing activities totaled $65.6 million for the three-month period ended March 31, 2007, compared to $43.2 million for the same period ended March 31, 2006.

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Cash provided by (used for) financing activities:
Issuance of common stock, net of expenses	$44	$47
Repayment of notes payable and payment of related expenses	(65,000)	(42,900)
Repayment of long-term debt	-	(15)
Payment of dividends on convertible cumulative preferred stock	(598)	(875)
Change in book overdrafts included in current liabilities	(85)	569
	$(65,639)	$(43,174)

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Future Financing Plans - The Company’s capital structure at March 31, 2007, consisted of approximately 60.9% total debt (including current maturities and notes payable), 6.3% preferred stock and 32.8% common equity. The Company continues to assess its overall liquidity and capital structure, with a view to migrating over time to a capital structure that is consistent with that of an investment grade company. One of the Company’s primary goals is to increase equity as a percentage of total capital while reducing the Company’s overall debt to total capital ratio. On April 5, 2007, the Company repaid $10 million of its Bank Term Loan which matures on June 30, 2016, leaving $45 million outstanding. The Company also expects to repay an additional $5 million of the Bank Term Loan later in 2007. Although there are no other specific plans to issue equity or further reduce long-term debt during the remainder of 2007, the Company will continue to identify and, as appropriate, take advantage of market opportunities to do so as they arise.
In general, the Company funds its capital expenditures with operating cash flows and borrowings under its Bank Credit Agreement and Lines of Credit, as available. When appropriate, the Company will refinance its short-term debt with long-term debt, Common Stock issuances or other long-term financing instruments. Refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information regarding the Bank Credit Agreement, including a description of the covenants contained in the Bank Credit Agreement. As of March 31, 2007, the Company was in compliance with the Bank Credit Agreement covenants.
The Company’s Gas Distribution Business is seasonal in nature. During the winter heating season, higher volumes of gas are sold, resulting in peak profitability during the fourth and first quarters of the year. The Company’s cash flow and its corresponding use of its Bank Credit Agreement and Lines of Credit typically also will follow a seasonal pattern. The Company expects to use funds available under the Bank Credit Agreement and Lines of Credit, if available, to finance, on a short-term basis, the variability and seasonality of its operating cash flow and working capital requirements. Typically, as the Company collects cash from winter heating sales in the latter part of the first quarter and the second quarter, it will pay down the borrowings under the Bank Credit Agreement and Lines of Credit. During the summer months, it will reduce its short-term borrowings under the Bank Credit Agreement and Lines of Credit, and may build up sufficient cash to enable it to enter into short-term investments. As gas is purchased throughout the summer and injected into storage in preparation for the winter heating season and the Company completes its annual construction program, the Company expects to incur borrowings under the Bank Credit Agreement and Lines of Credit, if available. Such borrowings typically begin during the third quarter and intensify, such that the maximum short-term borrowings occur around the end of the year. As winter sales occur and gas sales revenues are billed and collected, the Company again begins to reduce its short-term borrowings in the first quarter. This borrowing pattern can also be affected by numerous factors, including the credit terms under which the Company purchases natural gas for sale to customers, its GCR rates in various jurisdictions and its relative levels of gas storage inventory.
In the event that the Share Exchange is consummated, the indentures, under which long-term debt of $150 million due 2008 and $200 million due 2013 was issued, provide that, upon the occurrence of a change of control of the Company, the Company shall make an offer to repurchase all or any part of the notes at a purchase price equal to 101% of the aggregate principal amount of the indebtedness. In addition, under the terms of the agreements which govern the Bank Term Loan, Bank Credit Agreement and Lines of Credit, an event of default would occur upon a change of control of the Company. In such an event, the lenders may declare any outstanding amounts immediately due and payable. The Share Exchange would be considered a change in control under these agreements. The financing commitment provided in connection with the Share Exchange covers amounts that may be payable under these indentures and agreements.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Off-Balance Sheet Arrangements - The Company does not have any off-balance sheet financing arrangements as defined in Item 303(a)(4) of Regulation S-K.

Business Development Initiatives - In the event that the Share Exchange is not consummated, the Company would likely consider, among other things, acquisitions of, or investments in, local distribution, pipeline, and gas storage businesses and assets. These acquisitions and investments are typically considered pursuant to confidentiality agreements, which, among other things, allow the exchange of data subject to non-disclosure requirements (usually barring the disclosure or misuse of such data and requiring that the fact of discussions of a possible acquisition or investment be kept secret). The Company generally will not make any public announcement of such activities until definitive agreements with respect thereto have been signed.

PART I - FINANCIAL INFORMATION - (Continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For the information required pursuant to this item, refer to the section titled “Market Risk” Information” in Part I, Item 7 in the Company’s 2006 Annual Report on Form 10-K and Note 3 of the Condensed Notes to Unuadited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures - As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007, in timely alerting them to the information related to the Company required to be disclosed in reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports; however, the Company’s disclosure controls are designed to provide reasonable assurance that they will achieve their objective of timely alerting the CEO and CFO to the information relating to the Company required to be disclosed in the Company’s periodic reports required to be filed with the SEC.

Changes in Internal Control Over Financial Reporting - During the quarter ended March 31, 2007, no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For information on legal proceedings, refer to Notes 8 and 11 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

PART II - OTHER INFORMATION (Continued)

Item 6.	Exhibits.

The following exhibits are filed herewith - (See page 44 for the Exhibit Index.)

Exhibits	Description

2.1
Agreement and Plan of Share Exchange dated as of February 22, 2007, among SEMCO Energy, Inc., Cap Rock Holding Corporation and Semco Holding Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed February 23, 2007).

3.1
Articles of Incorporation of SEMCO Energy, Inc., as restated August 30, 2006 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed November 6, 2006).

3.2
Amended and Restated Bylaws of the SEMCO Energy, Inc., as amended through August 16, 2006 (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed November 6, 2006).

4.1.3
Amendment to Rights Agreement, dated as of February 22, 2007, between SEMCO Energy, Inc. and National City Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 23, 2007).

10.46	Loan Agreement between SEMCO Energy, Inc. and Charter One Bank, N.A., dated January 5, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 11, 2007).

10.9.7*	Form of Agreement to Amend Prior Employee Performance Share Unit Award Agreements (incorporated herein by reference to Exhibit 10.9.7 to the Company’s Form 8-K filed February 28, 2007).

10.9.8*
Form of Employee Performance Share Unit Award Agreement, effective for grants on or after January 1, 2007 (incorporated herein by reference to Exhibit 10.9.8 to the Company’s Form 8-K filed February 28, 2007).

10.9.9*	Long-Term Incentive Plan effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.9.9 to the Company’s Form 8-K filed February 28, 2007).

10.10.2*
First Amendment dated February 22, 2007, to the Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and George A. Schreiber, Jr. (incorporated herein by reference to Exhibit 10.10.2 to the Company’s Form 8-K filed February 28, 2007).

10.11.1*
First Amendment dated February 22, 2007, to the Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and Peter F. Clark (incorporated herein by reference to Exhibit 10.11.1 to the Company’s Form 8-K filed February 28, 2007).

10.12.1*
First Amendment dated February 22, 2007, to the Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and Eugene N. Dubay (incorporated herein by reference to Exhibit 10.12.1 to the Company’s Form 8-K filed February 28, 2007).

PART II - OTHER INFORMATION (Continued)

Item 6.	Exhibits. (Continued)

The following exhibits are filed herewith - (See page 44 for the Exhibit Index.)

Exhibits	Description

10.13.1*
First Amendment dated February 22, 2007, to the Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and Michael V. Palmeri (incorporated herein by reference to Exhibit 10.13.1 to the Company’s Form 8-K filed February 28, 2007).

10.14.1*
First Amendment dated February 22, 2007, to the Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and Lance S. Smotherman (incorporated herein by reference to Exhibit 10.14.1 to the Company’s Form 8-K filed February 28, 2007).

10.18*	Short-Term Incentive Plan Amended and Restated effective January 1, 2007 (incorporated herein by reference to Exhibit 10.18 to the Company’s Form 8-K filed February 28, 2007).

10.18.7*
2007 Target Bonuses under the SEMCO Energy, Inc. Amended and Restated Short-Term Incentive Plan (incorporated herein by reference to Exhibit 10.18.7 to the Company’s Form 10-K for the year ended December 31, 2006, filed March 13, 2007).

31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ___________

 * Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMCO ENERGY, INC. (Registrant)

Date: May 8, 2007	By:	/s/ Michael V. Palmeri

Senior Vice President and Chief Financial Officer and Treasurer (Duly authorized officer, principal financial officer, and chief accounting officer)

EXHIBIT INDEX
Form 10-Q
First Quarter 2007

Exhibits	Description
2.1
Agreement and Plan of Share Exchange dated as of February 22, 2007, among SEMCO Energy, Inc., Cap Rock Holding Corporation and Semco Holding Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed February 23, 2007).

3.1
Articles of Incorporation of SEMCO Energy, Inc., as restated August 30, 2006 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed November 6, 2006).

3.2
Amended and Restated Bylaws of the SEMCO Energy, Inc., as amended through August 16, 2006 (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed November 6, 2006).

4.1.3
Amendment to Rights Agreement, dated as of February 22, 2007, between SEMCO Energy, Inc. and National City Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 23, 2007).

10.46	Loan Agreement between SEMCO Energy, Inc. and Charter One Bank, N.A., dated January 5, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 11, 2007).
10.9.7*	Form of Agreement to Amend Prior Employee Performance Share Unit Award Agreements (incorporated herein by reference to Exhibit 10.9.7 to the Company’s Form 8-K filed February 28, 2007).
10.9.8*
Form of Employee Performance Share Unit Award Agreement, effective for grants on or after January 1, 2007 (incorporated herein by reference to Exhibit 10.9.8 to the Company’s Form 8-K filed February 28, 2007).

10.9.9*	Long-Term Incentive Plan effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.9.9 to the Company’s Form 8-K filed February 28, 2007).
10.10.2*
First Amendment dated February 22, 2007, to the Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and George A. Schreiber, Jr. (incorporated herein by reference to Exhibit 10.10.2 to the Company’s Form 8-K filed February 28, 2007).

10.11.1*
First Amendment dated February 22, 2007, to the Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and Peter F. Clark (incorporated herein by reference to Exhibit 10.11.1 to the Company’s Form 8-K filed February 28, 2007).

10.12.1*
First Amendment dated February 22, 2007, to the Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and Eugene N. Dubay (incorporated herein by reference to Exhibit 10.12.1 to the Company’s Form 8-K filed February 28, 2007).

10.13.1*
First Amendment dated February 22, 2007, to the Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and Michael V. Palmeri (incorporated herein by reference to Exhibit 10.13.1 to the Company’s Form 8-K filed February 28, 2007).

10.14.1*
First Amendment dated February 22, 2007, to the Severance Agreement dated June 29, 2005, between SEMCO Energy, Inc. and Lance S. Smotherman (incorporated herein by reference to Exhibit 10.14.1 to the Company’s Form 8-K filed February 28, 2007).

10.18*	Short-Term Incentive Plan Amended and Restated effective January 1, 2007 (incorporated herein by reference to Exhibit 10.18 to the Company’s Form 8-K filed February 28, 2007).

EXHIBIT INDEX
Form 10-Q
First Quarter 2007
(Continued)

Exhibits	Description
10.18.7*
2007 Target Bonuses under the SEMCO Energy, Inc. Amended and Restated Short-Term Incentive Plan (incorporated herein by reference to Exhibit 10.18.7 to the Company’s Form 10-K for the year ended December 31, 2006, filed March 13, 2007).

31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

* Indicates management contract or compensatory plan or arrangement.