Form 10-Q
period 2007-09-30
SEMCO ENERGY INC
filed 2007-11-08
CIK 277158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

The number of outstanding shares of the Registrant’s Common Stock as of October 31, 2007: 35,900,608

INDEX TO FORM 10-Q
For Quarter Ended September 30, 2007

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

•
the timing and extent of changes in commodity prices for natural gas and propane and the resulting changes in, among other things, the Company’s working capital requirements, customer rates and charges and customer natural gas and propane consumption;

•	the effects of changes in governmental and regulatory policies, including income taxes, environmental regulations, and authorized rates;

•
the adequacy of authorized rates to compensate the Company, on a timely basis, for the costs of doing business, including the cost of capital and cost of gas supply, and the amount of any cost disallowances;

•	the Company’s ability to procure its natural gas supplies on reasonable credit terms;

•	the availability of long-term natural gas supplies in and for the Cook Inlet region of Alaska;

•	the amount and terms of the Company’s debt and its credit ratings;

•	the Company’s ability to remain in compliance with its debt covenants and accomplish its financing objectives in a timely and cost-effective manner;

•	the Company’s ability to maintain an effective system of internal controls;

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

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)

OPERATING REVENUES
Gas sales	$62,975	$55,295	$470,263	$398,899
Gas transportation	4,884	5,556	17,302	21,101
Other	3,342	3,341	15,438	12,703
	71,201	64,192	503,003	432,703

OPERATING EXPENSES
Cost of gas sold	44,342	36,637	370,560	312,756
Operations and maintenance	20,416	17,713	67,015	56,911
Depreciation and amortization	7,501	7,201	22,452	21,568
Property and other taxes	3,094	2,505	9,145	7,735
	75,353	64,056	469,172	398,970

OPERATING INCOME (LOSS)	(4,152)	136	33,831	33,733

OTHER INCOME (DEDUCTIONS)
Interest expense	(9,664)	(10,270)	(29,188)	(31,000)
Other	655	664	2,730	2,027
	(9,009)	(9,606)	(26,458)	(28,973)

INCOME (LOSS) BEFORE INCOME TAXES	(13,161)	(9,470)	7,373	4,760

INCOME TAX (EXPENSE) BENEFIT	4,904	3,582	(2,229)	(1,486)

NET INCOME (LOSS)	(8,257)	(5,888)	5,144	3,274

DIVIDENDS ON CONVERTIBLE CUMULATIVE PREFERRED STOCK	652	649	1,954	2,103

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(8,909)	$(6,537)	$3,190	$1,171

EARNINGS (LOSS) PER SHARE
Basic	$(0.25)	$(0.18)	$0.09	$0.03
Diluted	$(0.25)	$(0.18)	$0.09	$0.03

AVERAGE COMMON SHARES OUTSTANDING
Basic	35,820	35,341	35,600	34,526
Diluted	35,820	35,341	35,966	34,764

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

ASSETS

	September 30,	December 31,
	2007	2006
	(in thousands)

CURRENT ASSETS
Cash and cash equivalents	$1,631	$2,229
Restricted cash	3,771	3,627
Receivables, less allowances of $3,892 and $2,698	23,847	48,026
Accrued revenue	14,745	59,142
Gas in underground storage, at average cost	92,099	92,662
Prepaid expenses	8,741	10,731
Deferred income taxes	9,977	8,690
Materials and supplies, at average cost	5,765	5,258
Regulatory asset - gas charges recoverable from customers	-	2,949
Other	756	1,187
	161,332	234,501

PROPERTY, PLANT AND EQUIPMENT
Gas distribution	782,994	764,225
Corporate and other	39,778	39,400
	822,772	803,625
Less - accumulated depreciation	229,426	212,735
	593,346	590,890

DEFERRED CHARGES AND OTHER ASSETS
Goodwill	143,374	143,374
Regulatory assets	39,106	41,191
Unamortized debt expense	5,359	7,121
Other	13,905	14,494
	201,744	206,180

TOTAL ASSETS	$956,422	$1,031,571

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

LIABILITIES AND CAPITALIZATION

	September 30,	December 31,
	2007	2006
	(in thousands, except for number of shares and par values)

CURRENT LIABILITIES
Notes payable	$23,300	$65,700
Accounts payable	32,336	63,901
Customer advance payments	24,066	20,316
Regulatory liability - amounts payable to customers	18,803	6,065
Accrued interest	11,523	4,734
Other	10,353	10,914
	120,381	171,630

DEFERRED CREDITS AND OTHER LIABILITIES
Regulatory liabilities	61,847	60,094
Deferred income taxes	45,900	43,008
Pension and other postretirement costs	24,726	26,496
Customer advances for construction	17,065	17,273
Other	7,871	7,729
	157,409	154,600

LONG-TERM DEBT	404,577	438,328

CONVERTIBLE CUMULATIVE PREFERRED STOCK
$1 par value; 500,000 shares authorized; 239,216 shares outstanding	45,831	45,670

COMMON SHAREHOLDERS' EQUITY
Common stock - $1 par value; 100,000,000 shares authorized; 35,900,608 and 35,457,706 shares outstanding	35,901	35,458
Capital surplus	253,889	250,643
Accumulated comprehensive loss	(636)	(639)
Retained deficit	(60,930)	(64,119)
	228,224	221,343

TOTAL LIABILITIES AND CAPITALIZATION	$956,422	$1,031,571

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net income	$5,144	$3,274
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	22,452	21,568
Amortization of debt costs and debt basis adjustments included in interest expense	2,782	2,565
Deferred income taxes and amortization of investment tax credits	1,606	3,936
Non-cash share-based compensation	1,679	1,365
Changes in operating assets and liabilities and other:
Receivables, net	24,179	43,900
Accrued revenue	44,397	56,764
Prepaid expenses	1,990	3,558
Materials, supplies and gas in underground storage	55	(9,901)
Regulatory asset - gas charges recoverable from customers	2,949	(501)
Accounts payable	(31,565)	(39,949)
Customer advances and amounts payable to customers	16,281	(3,567)
Other	8,048	10,816
NET CASH PROVIDED BY OPERATING ACTIVITIES	99,997	93,828

CASH FLOWS USED FOR INVESTING ACTIVITIES
Property additions - gas distribution	(21,880)	(30,363)
Property additions - corporate and other	(408)	(230)
Property retirement costs, net of proceeds from property sales	(764)	(595)
Equity contribution to gas storage partnership	-	(1,930)
Changes in restricted cash	(143)	(2,047)
NET CASH USED FOR INVESTING ACTIVITIES	(23,195)	(35,165)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Issuance of common stock, net of expenses	1,768	86
Repurchase of convertible cumulative preferred stock, net of expenses	-	(12,587)
Repayment of notes payable and payment of related expenses	(42,400)	(46,400)
Repayment of long-term debt	(35,000)	(102)
Payment of dividends on convertible cumulative preferred stock	(1,794)	(2,221)
Change in overdrafts included in current liabilities	26	36
NET CASH USED FOR FINANCING ACTIVITIES	(77,400)	(61,188)

CASH AND CASH EQUIVALENTS
Net increase	(598)	(2,525)
Beginning of period	2,229	4,124

End of period	$1,631	$1,599

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)

NET INCOME (LOSS)	$(8,257)	$(5,888)	$5,144	$3,274

Valuation adjustment for marketable securities, net of income tax expense of $5, $18, $21 and $33	10	33	36	60

Unrealized derivative gain on an interest rate hedge from an investment in an affiliate	-	-	-	28

Unrealized derivative loss on interest rate hedge, net of income tax benefit of $79, $0, $71 and $0	(134)	-	(122)	-

Amortization of net losses and net prior service costs associated with benefit plans, net of income tax expense of $17, $0, $52 and $0	30	-	90	-

COMPREHENSIVE INCOME (LOSS)	$(8,351)	$(5,855)	$5,148	$3,362

The accompanying condensed notes to the unaudited consolidated financial statements are an integral part of these statements.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The Company operates one reportable business segment: gas distribution.  The Company’s gas distribution business segment distributes and transports natural gas to approximately 282,000 customers in Michigan and approximately 127,000 customers in Alaska. The Michigan operation is sometimes referred to as “SEMCO Gas” and the Alaska operation is sometimes referred to as “ENSTAR.” These operations are known together as the “Gas Distribution Business.” The Gas Distribution Business is subject to regulation by the Michigan Public Service Commission (“MPSC”) in Michigan and the Regulatory Commission of Alaska (“RCA”) in Alaska. Previously, the Company was also regulated in the Battle Creek, Michigan area by the City Commission of Battle Creek (“CCBC”). However, on June 26, 2007, the MPSC approved settlement agreements under which the MPSC assumed regulatory jurisdiction over the service area that had been regulated by the CCBC. For additional information on this transfer of regulatory jurisdiction from the CCBC to the MPSC, refer to Note 11.
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

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The 2007 annual goodwill impairment test for the Company’s propane operations was performed during the third quarter of 2007 and showed that there was no impairment of goodwill. The 2007 annual impairment tests for the Company’s Gas Distribution Business will be conducted during the fourth quarter of 2007. There were no changes in the carrying amount of goodwill for the nine-month period ended September 30, 2007.

	Gas	Corporate
	Distribution	and	Total
	Segment	Other	Company
(in thousands)

Balance as of December 31, 2006 and September 30, 2007	$140,318	$3,056	$143,374

New Accounting Standards – In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation Number 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company’s adoption of FIN 48 on January 1, 2007, did not have a material impact on its consolidated financial position and results of operations. Upon the adoption of FIN 48 on January 1, 2007, and at September 30, 2007, the Company had approximately $1.1 million of gross unrecognized tax benefits associated with uncertain tax positions that, if recognized, would favorably affect the income tax provision when recorded. The Company does not believe the total amount of unrecognized tax benefits will either significantly increase or decrease within twelve months of the date of adoption of FIN 48. The statute of limitations has expired with respect to the relevant state and Federal income tax returns for all years through 2002.
It is the Company’s policy to account for interest and penalties associated with uncertain income tax positions as a component of income tax expense. As of September 30, 2007, no amounts were accrued for interest or penalties associated with uncertain income tax positions.
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

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 - SHORT-TERM BORROWINGS AND CAPITALIZATION

Short-Term Borrowings– The Company has an unsecured $120 million revolving bank credit facility, which expires on September 15, 2008 (the “Bank Credit Agreement”). Interest under the terms of the Bank Credit Agreement is at variable rates, which are based on LIBOR or prime lending rates, plus applicable margins. LIBOR-based borrowings are permitted for periods ranging from two weeks to one, two, three or six months. At September 30, 2007, the Company was utilizing $10.2 million of the borrowing capacity available under the Bank Credit Agreement, leaving approximately $109.8 million of the borrowing capacity unused. The $10.2 million of capacity being used represented $0.2 million of letters of credit and $10 million of borrowings. The amount borrowed under the Bank Credit Agreement will change from time to time and reflect the Company’s then-current working capital needs at any particular point in time as well as the rates charged under the Bank Credit Agreement and Lines of Credit (as defined below), if available.
Covenants in the Company’s Bank Credit Agreement require maintenance at the end of each calendar quarter of a minimum consolidated net worth of $225.0 million, adjusted annually by 50% of consolidated net income, if positive, plus 100% of the proceeds of each new capital offering conducted by the Company or any of its subsidiaries on or after June 30, 2005, net of issuance costs, less the aggregate principal amount of any junior capital which is retired, prepaid or redeemed in connection with a new capital offering. At September 30, 2007, the required minimum net worth was $230.6 million. In addition, the Bank Credit Agreement requires the Company to maintain, at the end of each fiscal quarter, a minimum interest coverage ratio of not less than 1.25 to 1 through September, 30, 2007, and not less than 1.30 to 1 thereafter, and a maximum leverage ratio of not more than 65%. The Company’s failure to comply with any of its financial covenants may result in an event of default which, if not cured or waived, could result in the acceleration of the debt under the Bank Credit Agreement, the Lines of Credit or the indentures governing its outstanding debt issuances that contain cross-acceleration or cross-default provisions. In such a case, there can be no assurance that the Company would be able to refinance or otherwise repay such indebtedness, which could result in a material adverse effect on the Company’s business, results of operation, liquidity and financial condition.
As of September 30, 2007, the Company had four unsecured discretionary bank lines of credit (“Lines of Credit”) totaling $52.5 million consisting of:

Unsecured Discretionary Lines of Credit
Effective Date	Expiration Date		Amount Available
			(in millions)

October 13, 2006	October 1, 2007		$15.0
November 16, 2006	November 16, 2007		$7.5
January 5, 2007	October 31, 2007	(a)	$15.0
May 1, 2007	October 1, 2007		$15.0

(a)			The Line of Credit that was scheduled to expire on October 31, 2007 has been extended. For further information on this extension refer to Note. 12.

The banks are not obligated to make any advances under these Lines of Credit and may at any time, without notice, in their sole and absolute discretion, refuse to make advances to the Company. Interest paid under the Lines of Credit is at variable rates, which are based upon prime lending rates or rates quoted by the banks. The Company anticipates that, under these Lines of Credit with various lenders, its total outstanding advances under the current Lines of Credit, collectively, will not exceed $15 million at the end of each quarter. At September 30, 2007, the Company was utilizing $13.3 million of the borrowing capacity available under these Lines of Credit. The amounts borrowed under the Lines of Credit will change from time to time and reflect the Company’s then-current capital needs at any particular point in time as well as the interest rates charged under the Bank Credit Agreement and Lines of Credit, if available.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 - SHORT-TERM BORROWINGS AND CAPITALIZATION (Continued)

Long-Term Debt – On October 31, 2006, the Company entered into a bank term loan agreement with Union Bank of California (“UBOC”) in the amount of $55 million (the “Bank Term Loan”). On April 5, 2007, May 29, 2007, August 29, 2007 and September 29, 2007, the Company repaid $10 million, $5 million, $10 million and $10 million, respectively, of the Bank Term Loan, leaving $20 million outstanding at September 30, 2007. For further information on the Bank Term Loan, refer to Note 4 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K and Note 12.

5% Series B Convertible Cumulative Preferred Stock – Holders of shares of the Company’s 5% Series B Convertible Cumulative Preferred Stock (“Preferred Stock”) are entitled to receive cumulative annual cash dividends of $10 per share, payable quarterly in cash on each February 15, May 15, August 15 and November 15. Dividends are paid in arrears on the basis of a 360-day year consisting of twelve 30-day months. On August 15, 2007, the Company paid dividends on its Preferred Stock totaling approximately $0.6 million, or $2.50 per share. The Company’s Board of Directors (the “Board”) has also declared a dividend payable for the period from August 16, 2007 to the effective date of the Share Exchange or November 15, 2007, whichever is earlier, at a rate of $2.50 per share, to Preferred Stock holders of record on November 1, 2007. Additionally, if the effective date of the Share Exchange occurs prior to November 15, 2007, this dividend will be reduced by a rate of $0.02778 per share of Preferred Stock for each day that the effective date of the Share Exchange precedes November 15, 2007. For further information on the Preferred Stock, refer to Note 4 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K.

Common Shareholders’ Equity – During the three and nine months ended September 30, 2007, the Company issued no shares and 4,043 shares, respectively, of its Common Stock to participants in the Company’s Direct Stock Purchase and Dividend Reinvestment Plan (“DRIP”) to meet DRIP Common Stock purchase requirements. The DRIP was terminated on June 29, 2007, in connection with the pending Share Exchange. Also during the three and nine months ended September 30, 2007, the Company issued 712 shares and 70,916 shares, respectively, of its Common Stock to certain of the Company's employee benefit plans.
During the three and nine months ended September 30, 2007, no shares and 81,268 shares, respectively, of Common Stock were delivered to Company executives to satisfy awards made under the Company’s 2004 Stock Award and Incentive Plan (the “2004 Plan”). For additional information on these awards, refer to Note 4. In addition, during the three and nine months ended September 30, 2007, 121,334 shares and 264,168 shares, respectively, of Common Stock were issued upon the exercise of options to purchase the Company’s Common Stock.

NOTE 3 - RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

The Company’s business activities expose it to a variety of risks, including commodity price risk and interest rate risk. The Company’s management identifies risks associated with the Company’s business and determines which risks it wishes to manage with financial instruments and which type of instruments it should use to manage those risks.

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
The Company may, from time to time, enter into fixed-to-floating interest rate swaps in order to maintain its desired mix of fixed-rate and floating-rate debt. These swaps are designated as fair value hedges under SFAS 133, and the difference between the amounts paid and received under these swaps is recorded as an adjustment to interest expense over the term of the swap agreement.  If the swaps are terminated, any unrealized gains or losses are recognized pro-rata over the remaining term of the hedged item as an increase or decrease in interest expense. The Company entered into one such interest rate swap in January 2004 in order to hedge one third of its $150 million of 7.125% notes due 2008. This agreement qualifies under the provisions of SFAS 133 as a fair value hedge. In accordance with SFAS 133, the Company’s Consolidated Statements of Financial Position at September 30, 2007, included a liability of $0.9 million and a decrease in long-term debt of $0.9 million associated with this interest rate swap. Refer to Note 12 for additional information regarding interest rate swaps.
The Company may, from time to time, also enter into floating-to-fixed interest rate swaps in order to maintain its desired mix of fixed-rate and floating-rate debt. These swaps are designated as cash flow hedges under SFAS 133, and the difference between the amounts paid and received under these swaps is recorded as an adjustment to interest expense over the term of the swap agreement. The Company entered into two such interest rate swaps, each with a notional amount of $20 million, in November 2006. These swaps were entered into in order to hedge the LIBOR component of the interest payments for a one- and two-year period on $40 million of the Bank Term Loan. These swap agreements, which became effective February 27, 2007, qualify under the provisions of SFAS 133, as a cash flow hedge. For cash flow hedges, the effective portion of gains and losses on derivative transactions is reported as a component of other comprehensive income. Gains and losses related to hedge ineffectiveness for outstanding derivatives is computed on a quarterly basis and included in interest expense. On August 28, 2007, the interest rate swap for the one-year period was terminated due to the repayment of the underlying debt covered by this swap. For additional information on the repayment refer to Note 2 under the section captioned Long-Term Debt.  During the nine-month period ended September 30, 2007, there was no amount of ineffectiveness reported in earnings. As of September 30, 2007, the Company’s Consolidated Statement of Financial Position included a liability of less than $0.1 million (representing the fair value of the remaining swap), with a like amount, net of income taxes, included in accumulated comprehensive income. For further information on the cash flow interest rate swaps entered into in November 2006 and the Company’s Bank Term Loan, refer to Note 4 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K and Note 12.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4 – SHARE-BASED COMPENSATION

The Company grants performance share units (“PSUs”) to certain of its employees under the 2004 Plan. During the first quarter of 2007, the Company granted 234,610 PSUs. In March 2007, the Board certified that performance goals associated with 25,000 PSUs granted to an executive in March 2005 had been met at target. Upon certification, 17,412 shares of Common Stock were issued to the executive and the remaining 7,588 shares were withheld to cover income tax withholding requirements.   For information regarding terms of the PSUs, refer to Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K.
During 2004 and 2005, the Company issued 114,728 restricted stock units (“RSUs”) to certain Company executives under its 2004 Plan. Each RSU is equivalent to one share of Company Common Stock. 10,000 of the RSUs issued in 2004 were forfeited because the executive to whom the RSUs were issued is no longer employed by the Company. Of the RSUs issued in 2005, 14,728 vest in full on the three-year anniversary of issuance as long as the executive who received the RSUs remains employed on the vesting date. The remaining 90,000 outstanding RSUs vested at different dates over the period from issuance to March 31, 2007. In April 2007, the Board certified that service and performance goals associated with these 90,000 RSUs were attained as of March 31, 2007. As a result, in June 2007, 63,856 shares of Common Stock were delivered to certain executives and the remaining 26,144 shares were withheld to cover income tax withholding requirements.  For information regarding terms of the RSUs, refer to Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K.
The Company grants shares of restricted Common Stock to non-employee Directors under the 2004 Plan as part of the compensation paid to Directors. On June 7, 2007, the Company granted 22,500 shares of restricted Common Stock to its non-employee Directors. In addition, during 2007, 57,000 shares of outstanding restricted Common Stock vested. For information regarding terms under which restricted Common Stock is vested, refer to Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K.
During the nine months ended September 30, 2007, 264,168 shares of Common Stock were issued upon the exercise of options to purchase the Company’s Common Stock. During this same period, 202,725 options to purchase Company Common Stock expired without having been exercised.

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

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5 - EARNINGS PER SHARE (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Potential dilutive impact on average common shares outstanding when calculating diluted earnings per share
Assumed conversion of convertible cumulative preferred stock	6,254	6,254	6,254	7,647
Assumed exercise of stock options	154	23	131	20
Assumed settlement of restricted stock units and performance share units	179	171	197	183
Assumed vesting of non-vested restricted stock	21	15	38	35

Potential income statement adjustments when calculating diluted earnings per share
Eliminate dividends on convertible cumulative preferred stock assumed converted	$652	$649	$1,954	$2,103

The following table outlines the computations of basic and diluted EPS for the three and nine months ended September 30, 2007, and 2006. The potential adjustments indicated in the previous table are not included in the following computations of diluted EPS if their impact for a given period is anti-dilutive when compared to basic EPS for the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Average common shares outstanding
Issued	35,881	35,390	35,647	34,622
Adjustments to reconcile to average common shares outstanding for purposes of computing basic EPS:
Subtract non-vested restricted stock	(65)	(113)	(88)	(145)
Add shares issuable under fully vested restricted stock units	-	64	38	49
Add shares issuable under deferred compensation stock units	4	-	3	-
As adjusted - basic	35,820	35,341	35,600	34,526
Adjustments to reconcile to average common shares outstanding for purposes of computing diluted EPS:
Assumed conversion of convertible cumulative preferred stock	-	-	-	-
Assumed exercise of stock options	-	-	131	20
Assumed settlement of restricted stock units and performance share units	-	-	197	183
Assumed vesting of non-vested restricted stock	-	-	38	35
Diluted	35,820	35,341	35,966	34,764

Net income (loss) available to common shareholders
As reported - basic	$(8,909)	$(6,537)	$3,190	$1,171
Adjustments to reconcile to net income available to common shareholders for purposes of computing diluted EPS:
Eliminate dividends on convertible cumulative preferred stock assumed converted	-	-	-	-
Diluted	$(8,909)	$(6,537)	$3,190	$1,171

Earnings per share from net income (loss) available to common shareholders
Basic	$(0.25)	$(0.18)	$0.09	$0.03
Diluted	$(0.25)	$(0.18)	$0.09	$0.03

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
The following table provides business segment information as well as a reconciliation of the segment information to the applicable line in the Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Operating revenues
Gas distribution	$69,777	$62,394	$494,624	$426,822
Corporate and other	3,619	4,049	14,381	12,064
Reconciliation to consolidated financial statements
Intercompany eliminations (a)	(2,195)	(2,251)	(6,002)	(6,183)
Consolidated operating revenues	$71,201	$64,192	$503,003	$432,703

Operating income (loss)
Gas distribution	$(4,031)	$(931)	$35,890	$31,941
Corporate and other	(121)	1,067	(2,059)	1,792
Consolidated operating income (loss)	$(4,152)	$136	$33,831	$33,733

Depreciation and amortization
Gas distribution	$7,200	$6,874	$21,532	$20,578
Corporate and other	301	327	920	990
Consolidated depreciation and amortization	$7,501	$7,201	$22,452	$21,568

__________

(a)
Includes the elimination of intercompany gas distribution revenue of $59 and $173, respectively, for the three and nine months ended September 30, 2007, and $56 and $164, respectively, for the three and nine months ended September 30, 2006. Includes the elimination of intercompany corporate and other revenue of $2,136 and $5,829, respectively, for the three and nine months ended September 30, 2007, and $2,195 and $6,019, respectively, for the three and nine months ended September 30, 2006.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The following tables summarize the components of the Company’s net pension benefit and net other postretirement benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Components of net benefit cost
Service cost	$991	$979	$2,973	$2,939
Interest cost	1,424	1,290	4,273	3,871
Expected return on plan assets	(1,570)	(1,482)	(4,712)	(4,448)
Amortization of prior service cost	34	34	102	102
Amortization of net loss	597	726	1,791	2,176
Net benefit cost	$1,476	$1,547	$4,427	$4,640

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Components of net benefit cost
Service cost	$170	$146	$510	$437
Interest cost	555	487	1,666	1,462
Expected return on plan assets	(599)	(576)	(1,798)	(1,730)
Amortization of transition obligation	-	18	-	52
Amortization of prior service credit	(108)	(72)	(324)	(215)
Amortization of net loss	143	99	428	299
Amortization of regulatory asset	225	225	675	675
Net benefit cost	$386	$327	$1,157	$980

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
The Company accrues for costs associated with environmental investigation and remediation obligations when such costs are probable and reasonably estimable. Accruals for estimated costs for environmental remediation obligations are generally recognized no later than the completion of the Company’s Remedial Action Plan (“RAP”) for a site. Such accruals are expected to be adjusted as further information becomes available or circumstances change. At three of the Company’s sites, the Company has begun efforts to determine the extent of remediation, if any, that must be performed, with the expectation of completing and submitting an RAP for each of the sites to the MDEQ. As a result of investigational work performed to date, the Company’s Consolidated Statements of Financial Position include an accrual and a corresponding regulatory asset in the amount of $1.6 million at September 30, 2007, for estimated environmental investigation and remediation costs that it believes are probable at these three sites. The Company has not discounted this accrual to its present value. The accrued costs are expected to be paid out over the next three years.
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
In accordance with an MPSC accounting order, the payment by the Company of certain environmental assessment and remediation costs associated with manufactured gas plant sites and other environmental expenses are deferred and amortized over ten years. Rate recognition of the related amortization expense does not begin until the costs are subject to review in a base rate case.

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
In September 2002, the Company agreed to relocate its headquarters to Port Huron, Michigan, and leased part of a new office building in Port Huron from Acheson Ventures LLC (“Acheson”). As part of the transaction, Acheson agreed to sublease office space occupied by the Company in Farmington Hills, Michigan, and, beginning in February 2005, began to pay the Company’s Farmington Hills lease costs (approximately $36,000/month until March 31, 2011, when the Farmington Hills lease expires), as agreed. In June 2005, Acheson ceased making these payments, ostensibly because the Company had allegedly breached its obligations by maintaining a satellite office in Troy, Michigan, for certain executives who also have offices in the Company’s Port Huron headquarters. The Company filed an action in Michigan state court, seeking (i) damages for Acheson’s failure to pay the Company’s Farmington Hills lease costs, and (ii) a declaratory judgment that the Company has met its obligations to Acheson. Acheson answered the Company’s complaint, filed counter-claims alleging breach of contract, fraud, and negligent misrepresentation, and sought a change of venue for these proceedings, to St. Clair County, Michigan. The Company made filings to answer Acheson’s counter-claims, denying any liability to Acheson and opposing a change of venue. The court subsequently ruled that venue for this case was properly laid in Oakland County, Michigan. Pre-trial activities in this case, including Acheson’s motion renewing its venue change request, are underway. The court ruled on February 21, 2007, that the venue was proper in St. Clair County, Michigan, essentially overturning its earlier venue ruling. The Company appealed this venue ruling.  On October 23, 2007, the Court of Appeals denied  the Company’s application for leave to appeal this venue ruling.  The Company is considering a further appeal of this decision.
To mitigate its damages, the Company paid the Farmington Hills lease costs and marketed the space to prospective subtenants, since the time Acheson ceased making the lease payments. In March 2006, the Company entered into a sublease with a subtenant that is paying a portion of these lease costs. As a result of this sublease agreement, the Company recorded a $1.2 million pre-tax loss in the first quarter of 2006 representing the difference between the present value of the amount it expects to receive from the subtenant and the present value of the remaining amount owed to the landlord under the terms of the lease.
In April 2006, Aurora Gas LLC (“Aurora Gas”) gave the Company notice of the suspension of gas deliveries, and subsequently suspended deliveries, to the Company’s Alaska Pipeline Company subsidiary (which, in turn, are delivered to the Company’s ENSTAR division for resale to its customers in Alaska) under the gas supply contract between the Company and Aurora Gas pursuant to which Aurora Gas sells natural gas to the Company from the Moquawkie natural gas field (the “Moquawkie Contract”). Aurora Gas asserted that it was permitted to take these actions because production has become “Not Economic,” as that term is defined in the Moquawkie Contract. The Company disagrees with Aurora Gas’s contentions, and attempts to resolve this matter informally were unsuccessful. The Company filed suit against Aurora Gas and an affiliate in Alaska state court asserting, among other things, a breach of contract claim. Aurora Gas has defended against the Company’s claims in this lawsuit by insisting upon its right to suspend gas deliveries on a variety of grounds. Pre-trial activities in this case are underway. For further information concerning this dispute with Aurora Gas and related rate recovery implications, refer to Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

On April 16, 2007, a purported shareholder class action lawsuit, captioned Advantage Investors v. John T. Ferris et al., was filed in state court in St. Clair County, Michigan, against the Company, each of its Directors, and Cap Rock (as defined in Note 9 below). The complaint alleged, among other things, that the Directors were self-interested and breached their fiduciary duties to the shareholders of the Company in approving the Share Exchange. The complaint also alleged that Cap Rock had aided the alleged breaches of fiduciary duty by the Directors. The complaint sought a declaration that the action was properly maintainable as a class action and that the plaintiff was the proper class representative, a declaration that the defendants had breached their fiduciary duties or aided such breaches, and compensatory and/or rescissory damages, reasonable costs and attorneys’ fees and other remedies. This lawsuit was settled, subject to Court approval of the settlement and the completion of various procedural steps (such as notifying shareholders of the settlement and their rights). For its part, the Company agreed to make, and subsequently made, certain additional disclosures in the proxy solicitation materials sent to shareholders in connection with the special meeting to consider the Share Exchange. On October 1, 2007, the Court approved the settlement. The settlement binds a class consisting of essentially all holders of the Company’s Common Stock on February 23, 2007, and their successors and transferees through the closing of the Share Exchange.

NOTE 9 - INCOME TAXES

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
SFAS 109 requires an annual measurement of deferred tax assets and deferred tax liabilities based upon the estimated future tax effects of temporary differences and carry-forwards.  Under SFAS 109, any additional deferred tax assets and liabilities required as a result of initial accounting for the MBT must be recorded in the period when the MBT was signed into law. In the third quarter of 2007, the Company recorded $10.3 million of gross deferred tax assets (including $9.1 million related to a tax credit as discussed below) and $10.3 million of gross deferred tax liabilities associated with the new MBT. The gross deferred tax assets equal the gross deferred tax liabilities because the MBT allows for a future tax credit equal to the net deferred tax liabilities at the time the MBT becomes effective. This credit is estimated to be $9.1 million and is included in the gross deferred tax assets associated with the MBT. This credit will be available for utilization on MBT returns in years 2015 through 2030. This initial recognition of the MBT did not impact the Company’s net income or cash flows.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 10 - PENDING SALE OF THE COMPANY

As previously reported, on February 22, 2007, the Company entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) by and among the Company, Cap Rock Holding Corporation (“Cap Rock”) and Semco Holding Corporation, a direct wholly-owned subsidiary of Cap Rock (“Parent”), under which Parent will acquire all the outstanding Common Stock and Preferred Stock of the Company. Pursuant to the terms of the Exchange Agreement, each issued and outstanding share of Common Stock and Preferred Stock of the Company will be transferred to Parent. The Common Stock will be transferred for the right to receive $8.15 in cash per share, without interest, and the Preferred Stock will be transferred for the right to receive approximately $213.07 in cash per share plus a make-whole premium to be calculated at closing, without interest, in each case on the terms and subject to the conditions set forth in the Exchange Agreement. The Board, upon the unanimous recommendation of its Finance Committee (which is comprised entirely of independent directors), approved the Exchange Agreement and recommended that the holders of the Company’s Common Stock approve the Share Exchange at a special meeting that was held on June 7, 2007.
Consummation of the Share Exchange is not subject to a financing condition, but is subject to various other conditions, including approval of the Share Exchange by the holders of the Company’s Common Stock, approval by the RCA, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and satisfaction of other customary closing conditions. On April 27, 2007, the Federal Trade Commission (the “FTC”) granted early termination of the waiting period under the HSR Act. On June 7, 2007, at a special meeting of the Company’s shareholders, the holders of the Company’s Common Stock approved the Exchange Agreement. On October 9, 2007, RCA approval was received, and this approval is discussed in Note 12. Note 11 provides additional information regarding the regulatory approvals required in connection with the Share Exchange.
Also in connection with the Exchange Agreement, on February 22, 2007, the Company executed an amendment to its rights agreement, dated as of April 15, 1997, as amended, with National City Bank, as rights agent, (the “Rights Agreement”) for the purpose of amending the Rights Agreement to render it inapplicable to the Exchange Agreement, the Share Exchange and the other transactions contemplated thereby. The amendment provided that the execution of, and the consummation of the transactions contemplated by, the Exchange Agreement will not cause (i) Cap Rock or Parent or any of their affiliates or associates to be deemed an acquiring person, or (ii) a distribution date, share acquisition date or triggering event to be deemed to have occurred. The Rights Agreement expired by its terms on April 15, 2007.

NOTE 11 - REGULATORY MATTERS

In order to acquire a controlling interest in the Company’s ENSTAR division and Alaska Pipeline Company subsidiary (“APC”), which are public utilities in Alaska, an application must be filed in the form prescribed by the RCA for authority to acquire a controlling interest in these entities.  Such an application was filed by Cap Rock and the Company with the RCA on April 9, 2007. The Exchange Agreement provides as a condition to closing that such final order issued by the RCA not, among other things, impose substantial or burdensome conditions. After evidentiary hearings held on September 5, 2007, the RCA approved the application filed by Cap Rock and the Company on October 9, 2007, subject to conditions that are acceptable to both. The RCA approval is further discussed in Note 12.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 11 - REGULATORY MATTERS (Continued)

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
The Company’s annual Gas Cost Recovery (“GCR”) reconciliation case for the period ended March 31, 2006, is currently pending before the MPSC. In such cases, the MPSC assesses the Company’s gas procurement practices for gas purchased for sale to customers in that portion of the Company’s Michigan service area regulated by the MPSC. Interveners in the case have proposed $5.6 million in gas cost disallowances. On November 5, 2007, an administrative law judge (“ALJ”) issued a proposal for decision. Under the proposal for decision, the ALJ declined to recommend that the MPSC disallow recovery of these costs. The MPSC will take up this matter after briefs on exception (if any) are filed, The Company believes that it acted reasonably with respect to its gas purchases for the GCR period under review and therefore does not believe that any disallowances are appropriate.
In May 2006, the Company and the CCBC filed a joint application with the MPSC requesting that the MPSC assume jurisdiction over the service area currently regulated by the CCBC. The joint application asked the MPSC to approve the CCBC tariff, rates, charges and conditions of service that were currently in effect in the areas then regulated by the CCBC. In October 2006, the Company and the CCBC submitted an amended joint application to address certain rate and procedural issues. The amended joint application provided that the Company would file a GCR gas purchase plan similar to the GCR gas purchase plan filed annually with the MPSC for the Company’s gas distribution service area regulated by the MPSC and a GCR tariff. In December 2006, the Company filed for approval of a GCR clause and for approval of a GCR gas purchase plan. In June 2007, the parties to the proceedings reached a settlement and filed settlement agreements with the MPSC. The MPSC subsequently approved the settlement agreements under which the MPSC assumed jurisdiction over the service area that had been regulated by the CCBC effective with the first billing cycle in July 2007, approved the implementation of a GCR clause and approved the implementation of the filed GCR gas purchase plan.  In June 2007, a petition for rehearing was filed by a group purporting to represent Battle Creek area customers on the jurisdiction change from the CCBC to the MPSC. The Company believed the petition was without merit and, together with the CCBC, opposed the petition for rehearing. On August 21, 2007, the MPSC issued an order denying the petition for rehearing.

NOTE 12 - SUBSEQUENT EVENTS

RCA Order Approving the Share Exchange – On October 9, 2007, the RCA issued a final order approving the application filed by Cap Rock and the Company on the change of control of ENSTAR and APC arising from the Share Exchange. This final order becomes non-appealable 30 days after issuance. With this action and the approval of certain radio license transfers by the Federal Communications Commission, all shareholder and required regulatory approvals for the Share Exchange have been obtained. The closing of the Share Exchange, which remains subject to contractual conditions applicable to both the Company and Cap Rock, is expected to occur on or about November 9, 2007.

SEMCO ENERGY, INC.
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 12 - SUBSEQUENT EVENTS (Continued)

Interest Rate Swaps and Long-Term Debt – Upon RCA approval of the Share Exchange, management’s assessment of the underlying future interest payments on its Bank Term Loan indicated that it was probable that these payments would not occur. As a result, the Company discontinued hedge accounting for the cash flow interest rate hedge associated with the Company’s Bank Term Loan, resulting in a charge to fourth quarter 2007 net income and a related reduction in accumulated comprehensive income of less than $0.1 million.
As of September 30, 2007, the Company had $20 million outstanding on the Bank Term Loan. On November 6, 2007, the Company repaid the remaining balance on the Bank Term Loan to UBOC. The funds used to pay down the Bank Term Loan were borrowed under the Company’s Bank Credit Agreement. In conjunction with the repayment of the Bank Term Loan, the Company terminated and settled the related cash flow interest rate swap.
Upon RCA approval of the Share Exchange, the Company also removed the designation of its fair value interest rate hedge associated with one third of its $150 million 7 1/8% Senior Notes due May 15, 2008 (the “2008 Notes”). As a result of this change, effective October 9, 2007, the Company discontinued prospectively hedge accounting and has frozen the basis adjustment of the 2008 Notes resulting from marking the fair value hedge to market for the period of hedge accounting prior to the change in designation (a decrease of long-term debt of $0.9 million). In the fourth quarter of 2007, the Company began amortizing the basis adjustment as a charge to income over the remaining term of the 2008 Notes. The Company terminated the fair value interest rate hedge on November 5, 2007, and in conjunction therewith, paid a settlement amount of $0.9 million to the counterparty.
On October 10, 2007, the Company commenced cash tender offers and related consent solicitations for (i) any and all of its outstanding 2008 Notes and (ii) any and all of its outstanding 7 3/4% Senior Notes due 2013 (“2013 Notes” and together with the 2008 Notes, the “Notes”). In conjunction with the tender offers, the Company also solicited holders of the Notes to eliminate all of the restrictive covenants and certain events of default under the indentures governing these Notes.  On October 23, 2007, the Company received tenders and consents from holders of more than a majority in aggregate principal amount of its outstanding 2008 Notes and its outstanding 2013 Notes. The number of consents received exceeded the number needed to approve the adoption of proposed amendments to the indentures under which the 2008 Notes and 2013 Notes were issued. The proposed amendments would eliminate substantially all of the restrictive covenants and eliminate or modify certain events of default and related provisions contained in the indentures. The purchase of these Notes and the adoption of amendments to the Indentures, pursuant to the results of the cash tender offers and related consents, are subject to the closing of the Share Exchange.

Lines of Credit – As of September 30, 2007, the Company had four Lines of Credit totaling $52.5 million. Two of these Lines of Credit totaling $30 million expired on October 1, 2007, and were not renewed. Another $15 million Line of Credit, which was due to expire on October 31, 2007, has been renewed and extended through the earlier of November 30, 2007, or the closing date of the Share Exchange. The remaining balances available under the two remaining Lines of Credit total $22.5 million.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OTHER INFORMATION

Summary of Results of Operations - The discussions in this section are summarized and intended to provide an overview of the results of Company operations. In most instances, the items discussed here are covered in more detail in later sections of Management’s Discussion and Analysis.  Any variances in results in this summary are quantified on an after-tax basis. The Company uses an effective income tax rate of 36.9% to estimate these after-tax amounts. All references to EPS in Management’s Discussion and Analysis are on a fully diluted-basis. For information related to the calculation of diluted EPS, refer to Note 5 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The following table summarizes the Company’s operating results for the three and nine months ended September 30, 2007, and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)

Operating revenues	$71,201	$64,192	$503,003	$432,703
Operating expenses	75,353	64,056	469,172	398,970
Operating income (loss)	$(4,152)	$136	$33,831	$33,733
Other income (deductions)	(9,009)	(9,606)	(26,458)	(28,973)
Income tax expense	4,904	3,582	(2,229)	(1,486)
Net income (loss)	$(8,257)	$(5,888)	$5,144	$3,274
Dividends on convertible cumulative preferred stock	652	649	1,954	2,103
Net income (loss) available to common shareholders	$(8,909)	$(6,537)	$3,190	$1,171

Earnings (loss) per share
Basic	$(0.25)	$(0.18)	$0.09	$0.03
Diluted	$(0.25)	$(0.18)	$0.09	$0.03

Average common shares outstanding
Basic	35,820	35,341	35,600	34,526
Diluted	35,820	35,341	35,966	34,764

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

Comparison of results for the third quarter 2007 and third quarter 2006 - The Company’s net loss available to common shareholders was $8.9 million (or $0.25 per share) for the three months ended September 30, 2007, compared to $6.5 million (or $0.18 per share) for the three months ended September 30, 2006. The primary factors contributing to the increased net loss for the third quarter of 2007 compared to the third quarter of 2006 were an increase in operations and maintenance expense at the Gas Distribution Business, costs incurred in connection with the pending Share Exchange, a decrease in gas distribution margin, an increase in depreciation and property tax expense, and an inventory valuation adjustment in the third quarter of 2006, offset partially by a decrease in financing-related costs. The increase in operations and maintenance expense at the Gas Distribution Business, which increased the net loss for the third quarter of 2007 by approximately $1.2 million when compared to the third quarter of 2006, was primarily due to increases in uncollectible customer accounts and various other operating expenses, including employee compensation.  Costs incurred during the third quarter of 2007 in connection with the pending Share Exchange increased the Company’s net loss by approximately $0.2 million. The decrease in gas distribution margin, which increased the net loss for the third quarter of 2007 by approximately $0.2 million when compared to the third quarter of 2006, was primarily due to an increase in lost and unaccounted for (“LAUF”) gas expense, offset partially by the impact of a base rate increase in Michigan.  The increase in depreciation expense and property tax expense, which increased the quarterly net loss by approximately $0.6 million, was due primarily to additional property and equipment placed in service. The inventory valuation adjustment that occurred in the third quarter of 2006 decreased the net loss for that quarter by approximately $0.3 million.  By comparison, there was not an inventory valuation adjustment in the third quarter of 2007.  Financing-related costs, which consist of interest expense on debt and dividends on Preferred Stock, decreased primarily as a result of lower levels of outstanding debt.  The decrease in financing-related costs decreased the net loss by approximately $0.4 million, when comparing the third quarter of 2007 to the third quarter of 2006.

Comparison of results for the nine months ended September 30, 2007, and nine months ended September 30, 2006  – The Company’s net income available to common shareholders was $3.2 million (or $0.09 per share) for the nine months ended September 30, 2007, compared to $1.2 million (or $0.03 per share) for the nine months ended September 30, 2006. The primary factors contributing to the increase in net income available to common shareholders when comparing the results for the nine months ended September 30, 2007, to the results for the nine months ended September 30, 2006, included an increase in gas distribution margin, profits earned by one of the Company’s non-regulated businesses from the sale of natural gas, a decrease in financing-related costs and an increase in non-operating income, offset partially by an increase in operations and maintenance expense at the Gas Distribution Business, costs incurred in connection with the pending Share Exchange, and an increase in depreciation expense and property tax expense.  The increase in gas distribution margin, which increased net income for the first nine months of 2007 by approximately $6.3 million when compared to the first nine months of 2006, was primarily due to a base rate increase in Michigan and higher consumption per customer, partially offset by an increase in LAUF gas expense.  The profits earned by one of the Company’s non-regulated businesses on the sale of natural gas inventory increased net income for the first nine months of 2007 by approximately $0.4 million when compared to the first nine months of 2006. Financing-related costs decreased primarily as a result of lower levels of outstanding debt and Preferred Stock. The decrease in financing-related costs increased net income by approximately $1.3 million, when comparing the first nine months of 2007 to the first nine months of 2006.  The increase in non-operating income increased net income by approximately $0.4 million and was due primarily to interest earned on higher levels of invested cash during the first nine months of 2007 when compared to the first nine months of 2006.  The increase in operations and maintenance expense at the Gas

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

Distribution Business, which decreased net income for the nine months ended September 30, 2007, by approximately $2.3 million when compared to the nine months ended September 30, 2006, was primarily due to increases in insurance and claims costs, uncollectible customer accounts, and various other operating expenses, including employee compensation, partially offset by a charge incurred in connection with a sublease during the first quarter of 2006 that did not recur in 2007.  Costs incurred during the first nine months of 2007 in connection with the pending Share Exchange decreased the Company’s net income by approximately $2.4 million.  The increase in depreciation expense and property tax expense, which decreased net income by approximately $1.4 million, was due primarily to additional property and equipment placed in service.

Pending Sale of the Company – For information regarding the pending Share Exchange, refer to Note 10 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The Impact of Higher Natural Gas Prices – On average, the market price of natural gas has increased substantially during the past 5 years.  The following table shows the Company’s average cost of gas sold by the Company in Michigan and Alaska over the past several years and the year-to-date periods ended September 30, 2007, and September 30, 2006:

	Average cost of gas sold per Mcf
Period	Michigan	Alaska

Year-to-date September 30, 2007	$8.38	$7.03
Year-to-date September 30, 2006	9.35	5.00
Year 2006	8.94	5.00
Year 2005	8.47	3.93
Year 2004	6.39	3.11
Year 2003	5.60	2.56
Year 2002	3.86	2.51
Year 2001	3.24	2.36
Year 2000	3.15	1.63

In Michigan, the Company purchases natural gas throughout the year, in order to (i) meet current customer needs, (ii) inject gas into storage for use by customers during the winter heating season, and (iii) have sufficient supplies under contract for the winter heating season. A decline in natural gas prices since mid-December 2005 has reduced the average price the Company has paid to purchase gas sold to customers during the 2006-2007 winter heating season, when compared to the 2005-2006 winter heating season. Despite this decline, prices are still higher on average than they were earlier this decade. The Company believes that higher natural gas prices will persist and that gas prices will remain volatile and could increase in the future due to a variety of factors, including an apparent imbalance between natural gas supplies and demand resulting from, among other things, the use of substantial amounts of natural gas to generate electricity and environmental and other restrictions on natural gas exploration and production.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

In Alaska, the Company’s facilities are located near natural gas supplies, and the Company has RCA-approved gas purchase contracts with various Cook Inlet area producers. The price of gas purchased under these contracts is adjusted annually in January. A portion of the natural gas purchased by the Company for its Alaska customers is priced on a 36-month trailing average price for natural gas, so price increases that occurred in the natural gas market during 2005 and early-2006 were not yet fully reflected in the price the Company paid for gas sold to customers in its Alaska service area through the end of 2006. However, the price the Company pays for gas under these contracts has increased over the past few years and, on January 1, 2007, the price increased to approximately $7.00 per one thousand standard cubic feet (“Mcf”) (an increase of approximately $2.00 per Mcf) based on these trailing average prices and oil-based indexes in the Company’s gas supply contracts.
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
When gas prices are volatile and increase substantially, the Company may require approval in Michigan to increase the commodity, or GCR, component of rates, to ensure the timely recovery of the cost of gas purchased for sale to customers. In addition, such actions may decrease customer consumption, increase uncollectible accounts, and increase the value of LAUF natural gas volumes. These and other factors could result in an increase in working capital requirements and the need for the Company to borrow additional amounts under its Bank Credit Agreement or one or more Lines of Credit, if available.
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

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

The Company believes that higher gas costs, to the extent they are reflected in GCR rates, have affected, and will continue to affect, gas consumption by customers, who are induced by higher prices to conserve. Customer rates in Alaska increased by approximately 30% on January 1, 2007, as a result of increases in prices under the Company’s RCA-approved long-term gas supply contracts, which are reflected in the GCR portion of customer rates. Based on this and other factors (including the possibility of future price increases in Michigan and Alaska), the Company is unable to estimate, with certainty, the amount of future conservation (if any) that is likely to occur. Refer to the section in Management’s Discussion and Analysis titled “The Impact of Weather and Energy Conservation” for customer consumption information for the nine months ended September 30, 2007, and 2006.
Higher gas costs, to the extent they are reflected in GCR rates, may also affect the ability of some customers to pay their bills for gas service on time or in full. The Company is, and has been, monitoring customer payment patterns and encouraging customers to elect budget-type levelized payment plans in order to spread winter heating season bills over a 12-month period. In addition to disconnecting service to delinquent customers, as necessary and permitted, the Company refers customers to sources of charitable and public assistance. The Company also participates in efforts to secure charitable donations that will provide such assistance.  The Company’s expense for uncollectible gas sales customer accounts was $3.6 million and $2.9 million for the nine months ended September 30, 2007, and the nine months ended September 30, 2006, respectively. The Company cannot provide any assurance that its future expense for uncollectible accounts will be consistent with its prior experience, in view of the various factors affecting customer payment patterns, including the recent declines in gas prices in Michigan and increases in gas prices in Alaska and general economic conditions in each area.
Higher gas costs also increase the expense associated with LAUF gas in the Company’s Michigan service areas, assuming that LAUF volumes are consistent period to period. Annual LAUF volumes in Michigan have ranged from 0.5% to 1.4% of volumes sold and transported in the Company’s Michigan service area over the last 10 years. The Company’s Michigan gas distribution operation typically accounts for 46% to 57% of total volumes sold and transported by the Company. LAUF gas volumes in Michigan for the nine months ended September 30, 2007, and 2006, were 503 million standard cubic feet (“MMcf”) and 295 MMcf, respectively, or 1.28% and 0.80%, respectively, of volumes sold and transported in Michigan. The expense associated with LAUF gas in Michigan was $4.1 million and $2.7 million for the nine months ended September 30, 2007, and 2006, respectively. The expense for LAUF gas did not increase in proportion to the increase in LAUF gas volumes because of the decline in gas prices at the Company’s Michigan operations between periods.
The Company proposed to change various aspects of its rate design in the rate case it filed with the MPSC in 2006. A settlement of this rate case was approved by the MPSC in January 2007. The approved rate design changes are described in Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K. Except for a residential billing determinant change and an increase in the residential customer charge, the rate design changes proposed by the Company were not part of the MPSC-approved settlement. The rate case order did address the continuing decline in residential customer consumption, however, by changing a key billing element included in residential base rates. In an MPSC order issued in the Company’s previous rate case proceeding in March 2005, residential base rates were set using annual customer usage of about 113 Mcf of natural gas. In the MPSC order issued in January 2007, residential base rates were set using annual customer usage of 96 Mcf of natural gas. This significant reduction in the residential billing determinant recognizes that residential customer consumption has been steadily declining and sets base rates using an annual volume of gas consumption per customer that the Company believes is more representative of long-term customer consumption patterns under normal weather conditions.

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

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

The following table provides temperature and customer consumption data for the nine-month periods ended September 30, 2007, and September 30, 2006:

	Nine Months Ended
	September 30,
	2007	2006
Michigan
Degree days (DD) (a)
Actual	4,107	3,858
Normal (b)	4,379	4,404
Actual DD as a percent of normal DD	93.8%	87.6%
Percent by which actual DD differ from:
Normal DD (c)	(6.2)%	(12.4)%
Prior year actual DD (d)	6.5%	(11.0)%

Average gas consumption per customer (Mcf)
Residential gas sales customers	67.7	60.1
Residential gas sales customers normalized (e)	72.1	68.6
Percent by which residential gas sales customers normalized differs from prior year residential gas sales customers normalized (f)	5.2%	(4.8)%

All gas sales customers	94.1	85.0
All gas sales customers normalized (e)	100.4	97.0
Percent by which all gas sales customers normalized differs from prior year all gas sales customers normalized (f)	3.5%	(4.3)%

Alaska
Degree days (DD) (a)
Actual	6,765	6,841
Normal (b)	6,099	6,387
Actual DD as a percent of normal DD	110.9%	107.1%
Percent by which actual DD differ from:
Normal DD (c)	10.9%	7.1%
Prior year actual DD (d)	(1.1)%	13.1%

Average gas consumption per customer (Mcf)
Residential gas sales customers	115.9	118.3
Residential gas sales customers normalized (e)	104.5	110.5
Percent by which residential gas sales customers normalized differs from prior year residential gas sales customers normalized (f)	(5.4)%	(3.0)%

All gas sales customers, excluding large general services (g)	130.1	132.8
All gas sales customers, excluding large general services, normalized (e)	117.3	124.0
Percent by which all gas sales customers normalized differs from prior year all gas sales customers normalized (f)	(5.5)%	(3.5)%
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

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OVERVIEW AND OTHER INFORMATION (Continued)

The Company has estimated that, in its Michigan service area, temperatures were approximately 6.2% warmer than normal during the first nine months of 2007 and approximately 12.4% warmer than normal during the first nine months of 2006. In the Company’s Alaska service area, temperatures are estimated to have been approximately 10.9% colder than normal during the first nine months of 2007 and approximately 7.1% colder than normal during the first nine months of 2006.
The Company has estimated that, in its Michigan service area, normalized average gas consumption during the first nine months of 2007 for all gas sales customers increased by approximately 3.5%, when compared to 2006. This increase in consumption comes after several years of declining consumption and is believed to be the result of lower gas prices during the first nine months of 2007, when compared to prices during the first nine months of 2006, and other factors influencing customer consumption. Despite the increase in average gas consumption per customer in Michigan during 2007, the Company believes that the long-term trend of declining per customer gas consumption will continue in the future.
In the Company’s Alaska service area, normalized average gas consumption during the first nine months of 2007 for all gas sales customers decreased by an estimated 5.5%, when compared to 2006.  This decrease in per customer consumption in Alaska is likely due in large part to customer conservation prompted by the 30% increase in customer rates as a result of increases in prices under the Company’s RCA-approved long-term gas supply contracts and other factors influencing customer consumption.

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
The Gas Distribution Business segment analysis and other discussions below provide additional information regarding variations in operating results when comparing the three- and nine-month periods ended September 30, 2007, to the same periods of the prior year. The Company evaluates the performance of its business segments based on operating income. Operating income does not include income taxes, interest expense, or other non-operating income and expense items.  A review of the non-operating items follows the business segment discussion.
The Company’s Gas Distribution Business consists of operations in Michigan and Alaska.  The Michigan operation is sometimes referred to as “SEMCO Gas” and the Alaska operation is sometimes referred to as “ENSTAR.”

GAS DISTRIBUTION BUSINESS SEGMENT

Seasonality – The Company's Gas Distribution Business is seasonal with the majority of its operating revenue realized during the winter heating season each year. As a result, a substantial portion of the Company's annual income is earned during the first and fourth quarters of the year.  Therefore, the Company's results of operations for the three and nine months ended September 30, 2007, and 2006, are not necessarily indicative of results for a full year.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

Gas Sales Revenue – The Company’s gas sales revenue was $63.0 million and $470.3 million, respectively, for the three and nine months ended September 30, 2007, compared to $55.3 million and $398.9 million, respectively, for the three and nine months ended September 30, 2006.  In some instances, one of the most significant factors causing the change in gas sales revenue from period-to-period is the change in the cost of gas sold. A significant portion of the Company’s cost of gas sold is accounted for by the Company’s GCR pricing mechanisms, which allow for the adjustment of rates charged to customers to reflect increases and decreases in the cost of gas purchased by the Company. Under these mechanisms, customers are charged rates that allow the Company to recoup its cost of gas purchased for sale to customers, subject, in the Company’s Michigan service territory regulated by the MPSC, to a review by the MPSC of the Company’s GCR gas purchase plan and the reasonableness of actual purchases and procurement practices. In Alaska, gas supply contracts are reviewed by the RCA at the time the Company enters into those contracts.  As a result of the use of these mechanisms, in the absence of regulatory disallowances, for any increase or decrease in cost of gas sold, there is a corresponding increase or decrease in gas sales revenue.  Refer to the caption “Cost of Gas, Gas Charges Recoverable from Customers, and Amounts Payable to Customers” in Note 1 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K for further information on cost of gas and the GCR mechanisms.  Management generally evaluates changes in gas sales margin rather than gas sales revenue, due to the fluctuations caused by market-driven changes in cost of gas sold.  Please refer to the Gas Sales Margin section below for a detailed variance analysis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(dollars in thousands)

Gas sales revenues	$62,975	$55,295	$470,263	$398,899
Cost of gas sold	44,342	36,637	370,560	312,756
Gas sales margin	$18,633	$18,658	$99,703	$86,143

Gas transportation revenue	4,884	5,556	17,302	21,101
Other operating revenue	1,918	1,543	7,059	6,822
	$25,435	$25,757	$124,064	$114,066

Operation and maintenance	19,299	17,432	57,906	54,241
Depreciation and amortization	7,200	6,874	21,532	20,578
Property and other taxes	2,967	2,382	8,736	7,306

Operating income (loss)	$(4,031)	$(931)	$35,890	$31,941

Volumes of gas sold (MMcf)	5,684	5,392	47,468	41,440
Volumes of gas transported (MMcf)	10,412	12,767	31,111	40,042

Number of customers at end of period	409,005	408,405	409,005	408,405
Degree Days
Alaska	819	1,010	6,765	6,841
Michigan	130	166	4,107	3,858
Percent colder (warmer) than normal
Alaska	3.4%	13.9%	10.9%	7.1%
Michigan	(26.6)%	(7.2)%	(6.2)%	(12.4)%

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
In addition to these recurring items, another factor impacted results for the three and nine months ended September 30, 2007. During late-2006, approximately 700 gas transportation customers in Alaska switched from gas transportation service to gas sales service (large general service class). This service changeover occurred because a third-party gas supplier stopped supplying natural gas to these transportation customers in late-2006. The gas for these new sales customers in Alaska is being supplied under the Company’s existing gas supply agreements. The Company’s margins from these customers after the date of the changeover to sales service is reported in gas sales margin rather than gas transportation revenue. During the three-month and nine-month periods ended September 30, 2007, gas sales margins from large general service customers in Alaska increased by approximately $0.4 million and $3.9 million, respectively, when compared to the same periods ended September 30, 2006, due in large part to this service category changeover. For all but one of these customers, however, the Company does not expect that this change from gas transportation service to gas sales service will affect the Company’s operating income significantly, because the margins under either service are the same.
The Company negotiated a special contract with one of the affected transportation customers, a public utility, which resulted in gas sales margins that were higher than the margins the Company earned previously from this customer for providing transportation service. The Company expects annual gas sales margins earned from this customer under the special contract to be approximately $0.3 million higher than the annual margins earned previously from this customer.
Changes in customer gas consumption from one year to another have historically been attributable primarily to the impact of changes in temperatures between periods.  More recently, however, other factors (including conservation by customers, the increasing use of more energy efficient gas furnaces and appliances, the addition of new energy efficient homes to the Company’s gas distribution system and the price of natural gas) have contributed more significantly than in the past to changes in customer gas consumption. A decrease in customer gas consumption during the three months ended September 30, 2007 decreased gas sales margin by approximately $0.4 million, when compared to the three months ended September 30, 2006. An increase in customer gas consumption during the nine months ended September 30, 2007, increased gas sales margin by approximately $2.8 million when compared to the nine months ended September 30, 2006. Temperatures in Michigan during the first nine months of 2007 were approximately 6.5% colder than during the first nine months of 2006 and temperatures in Alaska during the first nine months of 2007 were approximately 1.1% warmer than during the first nine months of 2006.  Normalized gas consumption, which is a measure the Company uses to estimate customer conservation from one period to another, increased in Michigan during the first nine months of 2007, when compared to the first nine months of 2006, but was partially offset by the impact of a decrease in normalized gas consumption in Alaska, when comparing the same periods.  Normalized consumption per gas sales customer increased by an estimated 3.5% in Michigan and decreased by an estimated 5.5% in Alaska, when comparing the first nine months of 2007 to the first nine months of 2006.  The Company believes the decrease in normalized gas consumption per gas sales customer in Alaska was likely due to conservation prompted by the 30% increase in customer rates caused by increases in prices under the Company’s RCA-approved long-term gas supply contracts. The increase in normalized gas consumption in Michigan comes after several years of declining consumption and is believed to be

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

the result of lower gas prices in Michigan during the first nine months of 2007, when compared to prices during the first nine months of 2006.  For further details on customer consumption, refer to Management’s Discussion and Analysis under the captions “The Impact of Higher Natural Gas Prices” and “The Impact of Weather and Energy Conservation.”
The average number of gas distribution customers in Michigan (excluding customers acquired in the acquisition of Peninsular Gas Company in June 2005) and Alaska has increased annually by an average of 1.1% and 3.3%, respectively, during the past three years. For the nine-month period ended September 30, 2007, the average number of gas distribution customers in Michigan was essentially unchanged and in Alaska increased by approximately 1.8%, when compared to the nine-month period ended September 30, 2006. The additional customers increased gas sales margins for the nine months ended September 30, 2007, by approximately $0.2 million, when compared to the same period ended September 30, 2006.
LAUF gas is a term used in the natural gas distribution industry to refer to the difference between the gas that is measured and injected into the Company’s gas distribution system and the amount of gas measured at customer meters. Typically, there is more gas measured as purchased and transported into a utility’s distribution pipeline system than is actually measured as sold and transported out of a utility’s distribution pipeline system. There are a number of reasons for this LAUF gas, including measurement errors and leaks.  The annual LAUF gas volumes in Michigan have ranged from 0.5% to 1.4% of total gas volumes sold and transported in Michigan over the last ten years.  An increase in LAUF gas expense decreased gas sales margin for the three and nine months ended September 30, 2007, by approximately $1.0 million and $1.4 million, respectively, when compared to the same periods ended September 30, 2006. The cost of LAUF gas is affected by the underlying commodity cost and rate mechanisms employed to price LAUF gas volumes and recover this cost from customers.
The remainder of the change in gas sales margins was due primarily to changes in rates, as well as other miscellaneous factors. During the three and nine months ended September 30, 2007, these factors increased gas sales margins by approximately $1.0 million and $8.1 million, respectively, when compared to the same periods ended September 30, 2006. There was an increase in base rates effective on January 10, 2007, for MPSC-regulated customers. The rate increase for MPSC-regulated customers was the result of a rate case settlement approved by the MPSC. For information on new rates and rate cases filed by the Company, refer to Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K.

Gas Transportation Revenue - The Company provides gas transportation services to customers who typically consume large volumes of natural gas. These customers purchase their natural gas directly from third-party suppliers. The natural gas purchased by customers from third-party suppliers is then transported on the Company’s gas distribution system to the customers. For the three and nine months ended September 30, 2007, gas transportation revenue decreased by $0.7 million and $3.8 million, respectively, when compared to the same periods ended September 30, 2006.  The decreases were primarily due to approximately 700 gas transportation customers in Alaska switching to gas sales service in the fourth quarter of 2006, as discussed under the caption “Gas Sales Margin” above, and a decrease in transportation volumes from a fertilizer manufacturing customer discussed below, partially offset by increases in usage by the Company’s commercial transportation customers, due primarily to colder temperatures and other factors, and an increase in base rates effective January 10, 2007 for MPSC-regulated transportation customers.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

One of the Company’s Alaska service area industrial transportation customers, a fertilizer manufacturer, has publicly announced that it has experienced difficulty in securing sufficient natural gas supplies at an appropriate price to continue operating in the future. During the winter period from October 2006 through April 2007, this facility was shut down due to the lack of seasonal gas supply. The customer had secured sufficient natural gas supplies to operate at a reduced rate from May 2007 through September 2007, but was unable to secure sufficient natural gas to operate after that period and has since closed. Transportation revenues from this customer totaled $1.2 million in 2006 and $0.5 million in 2007. The Company cannot predict the likelihood of future operations at this plant, including whether the plant will reopen.

Other Operating Revenue - For the three months ended September 30, 2007, other operating revenue increased by $0.4 million when compared to the three months ended September 30, 2006.  This increase was primarily due to increases in miscellaneous customer revenues, which include amounts from various service fees and late payment fees charged to customers. For the nine months ended September 30, 2007, other operating revenue increased by approximately $0.2 million when compared to the same period ended September 30, 2006. The increase was due primarily to an increase in late payment fees charged to customers.

Operations and Maintenance Expenses - For the three and nine months ended September 30, 2007, operations and maintenance (“O&M”) expenses increased by $1.9 million and $3.7 million, respectively, when compared to the same periods ended September 30, 2006.  The increase in O&M expenses between quarters was primarily due to an increase in uncollectible customer accounts expense of approximately $0.2 million and increases in various other operating expenses, including employee compensation, which totaled approximately $1.7 million. The increase in O&M expenses when comparing the first nine months of 2007 to the first nine months of 2006 was due in part to a $0.7 million increase in uncollectible customer accounts expense and a $0.6 million increase in insurance and claims expense.  The remainder of the increase ($2.4 million) when comparing the nine-month periods ended September 30, 2007, and 2006, was due to increases in various other operating expenses, including employee compensation, partially offset by a $1.2 million charge reflected in O&M expenses for the nine months of 2006, related to the sublease of the Company’s former headquarters, that did not recur in 2007.

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

Property and Other Taxes - The Company’s property and other taxes increased for the three and nine months ended September 30, 2007, when compared to the same periods ended September 30, 2006. The increase is primarily attributed to property taxes on net additional property, plant and equipment placed in service as part of expanding and upgrading the Company’s gas distribution system.

Regulatory and Other Matters – Refer to Notes 10, 11 and 12 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information about current regulatory matters.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

GAS DISTRIBUTION BUSINESS SEGMENT (Continued)

The Company continues to evaluate how to meet the long-term natural gas supply needs of its customers in Alaska.  These evaluations include new gas supply contracts and possible additional gas storage and peaking facilities and new gas transmission lines, including various combinations of these alternatives.  The Company’s evaluations and activities related to these matters are ongoing. As part of these activities and to respond to concerns arising from reduced gas supplies and deliverability in the Cook Inlet area, the Company has been engaged in discussions with current suppliers of natural gas about contractual, operational, tariff, and other issues. The outcome of these discussions may affect the terms and conditions under which future gas supplies are procured by the Company and will likely cause the Company to engage in similar discussions with one or more larger customers (including transportation customers) whose activities (including tariff compliance) affect the operation of the Company’s gas distribution system in Alaska and thus the Company’s short- and long-term need for additional gas supplies and improved deliverability.

CORPORATE AND OTHER

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)

Operating revenues	$3,619	$4,049	$14,381	$12,064
Other operating expenses	3,740	2,982	16,440	10,272
Operating income (loss)	$(121)	$1,067	$(2,059)	$1,792

The amounts in the above table include intercompany transactions.

Operating Revenues – Corporate and Other reported operating revenue of $3.6 million and $14.4 million, respectively, for the three and nine months ended September 30, 2007, compared to operating revenue of $4.0 million and $12.1 million, respectively, for the same periods ended September 30, 2006. The $0.4 million decrease in operating revenues when comparing the third quarter of 2007 to the third quarter of 2006 was due primarily to a decrease in sales of natural gas inventories, IT revenues, and propane distribution revenues.  The $2.3 million increase in operating revenues when comparing the first nine months of 2007 to the first nine months of 2006 was due primarily to a $2.1 million increase in sales of natural gas inventory and a $0.5 million increase in propane revenues, partially offset by a $0.4 decrease in IT revenues.

Operating Income – Corporate and Other reported operating losses of $0.1 million and $2.1 million, respectively, for the three and nine months ended September 30, 2007, compared to operating income of $1.1 million and $1.8 million, respectively, for the same periods ended September 30, 2006. The $1.2 million decrease in operating income for the three-month period ended September 30, 2007, was due primarily to $0.3 million of costs incurred in connection with the pending Share Exchange, the reversal, recorded in the third quarter of 2006, of a natural gas inventory write-down recorded in the second quarter of 2006, which did not recur in 2007, and a decrease in operating income from the Company’s IT business.  The $3.9 million decrease in operating income for the nine-month period ended September 30, 2007, was due primarily to $3.8 million of costs incurred in connection with the pending Share Exchange and a decrease in operating income from the Company’s IT business, partially offset by margins earned on the increase in sales of natural gas inventory.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

OTHER INCOME AND DEDUCTIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)

Interest expense	$(9,664)	$(10,270)	$(29,188)	$(31,000)
Other income	655	664	2,730	2,027
Total other income (deductions)	$(9,009)	$(9,606)	$(26,458)	$(28,973)

Interest Expense - Interest expense for the three and nine months ended September 30, 2007, decreased by $0.6 million and $1.8 million, respectively, when compared to the same periods ended September 30, 2006. Approximately $0.2 million and $0.9 million of the decreases for the three and nine months ended September 30, 2007, were primarily due to lower levels of short-term bank borrowings under the Company’s Bank Credit Agreement and Lines of Credit. The lower levels of short-term bank borrowings were due primarily to the availability of increased cash flows as a result of a rate increase in Michigan and colder temperatures during 2007, when compared to 2006. Also contributing to the decrease in interest expense was the redemption of $59.5 million of the Company’s 8% Senior Notes due 2016 in November 2006 and their replacement with the Bank Term Loan with a lower variable rate of interest. In addition, the Company reduced interest expense by repaying $15 million and $20 million of the Bank Term Loan in the second and third quarters of 2007, respectively. For additional information on the Bank Term Loan repayment, refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Other Income – Other income for the three months ended September 30, 2007, was essentially unchanged from the same period ending September 30, 2006. Other income for the nine months ended September 30, 2007, increased by $0.7 million when compared to the same period ended September 30, 2006. This increase was primarily due to additional interest income earned on higher levels of invested cash during the first nine months of 2007, when compared to the first nine months of 2006.

INCOME TAXES

Income tax expense (benefit) was $(4.9) million and $2.2 million, respectively, for the three and nine months ended September 30, 2007, and $(3.6) million and $1.5 million, respectively, for the same periods ended September 30, 2006.  The change in income taxes, when comparing one period to another, is due primarily to changes in earnings before income taxes.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

DIVIDENDS ON CONVERTIBLE CUMULATIVE PREFERRED STOCK

Dividend expense for the Preferred Stock amounted to $0.6 million and $2.0 million, respectively, for the three- and nine-month periods ended September 30, 2007, and $0.6 million and $2.1 million, respectively, for the three- and nine-month periods ended September 30, 2006. The decrease in the dividends when comparing the nine-month period ended September 30, 2007, with the same period ended September 30, 2006, is due to the impact of the Company’s repurchase and subsequent retirement of a portion of the Preferred Stock in the second quarter of 2006. For further information on Preferred Stock, the cash dividends on Preferred Stock and the repurchase and retirement of Preferred Stock, refer to Note 4 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K, and Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Used For Investing – The Company’s Gas Distribution Business is capital intensive and a substantial amount of cash is spent annually on investments in property, plant and equipment. The following table identifies capital investments for the nine months ended September 30, 2007, and 2006:

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
Capital investments:
Property additions - gas distribution	$21,880	$30,363
Property additions - corporate and other	408	230
	$22,288	$30,593

The Company’s expenditures for property additions were approximately $22.3 million for the first nine months of 2007.  Expenditures for property additions during the remainder of 2007 are anticipated to be approximately $17.2 million.

Cash Flows Provided By Operations – The Company’s net cash provided by operating activities totaled $100.0 million for the nine-month period ended September 30, 2007, compared to $93.8 million for the same period ended September 30, 2006. The change in operating cash flows is influenced by changes in the level and cost of gas in underground storage, changes in accounts receivable and accounts payable and other working capital changes. The changes in these accounts are largely the result of the timing of cash receipts and payments. The Company’s largest use of cash is for the purchase of natural gas for sale to its customers. Generally, gas is injected into storage during the months of April through October and withdrawn for sale during the months of November through March. The Company may also use significant amounts of short-term borrowings to finance natural gas purchases during the non-heating season. The change in cash provided by operating activities is also impacted by changes in the operating results of the Company’s businesses.

PART I - FINANCIAL INFORMATION - (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash Flows Provided By Financing – The Company’s net cash used for financing activities totaled $77.4 million for the nine-month period ended September 30, 2007, compared to $61.2 million for the same period ended September 30, 2006.

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
Cash provided by (used for) financing activities:
Issuance of common stock, net of expenses	$1,768	$86
Repurchase of convertible cumulative preferred stock, net of expenses	-	(12,587)
Repayment of notes payable and payment of related expenses	(42,400)	(46,400)
Repayment of long-term debt	(35,000)	(102)
Payment of dividends on convertible cumulative preferred stock	(1,794)	(2,221)
Change in overdrafts included in current liabilities	26	36
	$(77,400)	$(61,188)

Future Financing Plans – The Company’s capital structure at September 30, 2007, consisted of approximately 61.0% total debt (including current maturities and notes payable), 6.5% Preferred Stock and 32.5% common equity. The Company continues to assess its overall liquidity and capital structure, with a view to migrating over time to a capital structure that is consistent with that of an investment grade company. One of the Company’s primary goals is to increase equity as a percentage of total capital while reducing the Company’s overall debt to total capital ratio. On April 5, 2007, May 29, 2007, August 29, 2007 and September 28, 2007, the Company repaid $10 million, $5 million, $10 million and $10 million, respectively, of its Bank Term Loan, which matures on June 30, 2016, leaving $20 million outstanding at September 30, 2007. On November 6, 2007, the Company repaid the remaining balance on the Bank Term Loan, using funds borrowed from its Bank Credit Agreement. Although there are no other specific plans to issue equity or further reduce long-term debt during the remainder of 2007 (notwithstanding the potential retirement of debt if the Share Exchange is completed as discussed below), the Company will continue to identify and, as appropriate, take advantage of market opportunities to do so as they arise.
In general, the Company funds its capital expenditures with operating cash flows and borrowings under its Bank Credit Agreement and Lines of Credit, if available. As of September 30, 2007, the Company had four Lines of Credit totaling $52.5 million. Two of these Lines of Credit totaling $30 million expired on October 1, 2007, and were not renewed. Another $15 million Line of Credit, which was due to expire on October 31, 2007, has been renewed and extended through the earlier of November 30, 2007 or the closing date of the Share Exchange. The remaining balances available under the two remaining Lines of Credit total $22.5 million. When appropriate, the Company will refinance its short-term debt with long-term debt, Common Stock issuances or other long-term financing instruments. Refer to Note 2 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information regarding the Bank Credit Agreement, including a description of the covenants contained in the Bank Credit Agreement. As of September 30, 2007, the Company was in compliance with the Bank Credit Agreement covenants.
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
In the event that the Share Exchange is consummated, the indentures under which long-term debt of $150 million under the Company’s outstanding 7 1/8% Senior Notes due 2008 (“2008 Notes”) and $200 million under the Company’s 7 3/4% Senior Notes due 2013 (“2013 Notes” and together with the 2008 Notes, the “Notes”) was issued provide that, upon the occurrence of a change of control of the Company, the Company shall make an offer to repurchase all or any part of the Notes at a purchase price equal to 101% of the aggregate principal amount of the indebtedness. The Share Exchange would be considered a change of control under these agreements. The financing commitment provided in connection with the Share Exchange covers amounts that may be payable under these indentures. On October 10, 2007, the Company commenced cash tender offers and related consent solicitations for (i) any and all of its outstanding 2008 Notes and (ii) any and all of its outstanding 2013 Notes. In conjunction with the tender offers, the Company also solicited holders of the Notes to eliminate all of the restrictive covenants and certain events of default under the indentures governing these Notes.  On October 23, 2007, the Company received tenders and consents from holders of more than a majority in aggregate principal amount of its outstanding 2008 Notes and its outstanding 2013 Notes. The number of consents received exceeded the number needed to approve the adoption of proposed amendments to the indentures under which the 2008 Notes and 2013 Notes were issued. The proposed amendments would eliminate substantially all of the restrictive covenants and eliminate or modify certain events of default and related provisions contained in the indentures. The purchase of these Notes and the adoption of amendments to the indentures, pursuant to the results of the cash tender offers and related consents, are subject to the closing of the Share Exchange.

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

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures - As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007, to insure that information related to the Company required to be disclosed in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports; however, the Company’s disclosure controls are designed to provide reasonable assurance that they will achieve their objective of timely alerting the CEO and CFO to the information relating to the Company required to be disclosed in the Company’s periodic reports required to be filed with the SEC.

Changes in Internal Control Over Financial Reporting– During the quarter ended September 30, 2007, no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following exhibits are filed herewith - (See page 46 for the Exhibit Index.)

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

4.3.1
Supplemental Indenture, dated as of October 24, 2007, by and among SEMCO Energy, Inc. and The Bank of New York Trust Company, N.A., (as successor in interest to Fifth Third Bank) relating to 7 3/4% Senior Notes Due 2013 (incorporated herein by reference to Exhibit 4.3.1 to the Company’s Form 8-K filed October 24, 2007).

4.4.1
Supplemental Indenture, dated as of October 24, 2007, by and among SEMCO Energy, Inc. and The Bank of New York Trust Company, N.A., (as successor in interest to Fifth Third Bank) relating to 7 1/8% Senior Notes Due 2008 (incorporated herein by reference to Exhibit 4.4.1 to the Company’s Form 8-K filed October 24, 2007).

31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SEMCO ENERGY, INC. (Registrant)

Date: November 8, 2007	By:	/s/ Michael V. Palmeri

Senior Vice President and Chief Financial Officer and Treasurer (Duly authorized officer, principal financial officer, and chief accounting officer)

EXHIBIT INDEX
Form 10-Q
Third Quarter 2007

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

4.3.1
Supplemental Indenture, dated as of October 24, 2007, by and among SEMCO Energy, Inc. and The Bank of New York Trust Company, N.A., (as successor in interest to Fifth Third Bank) relating to 7 3/4% Senior Notes Due 2013 (incorporated herein by reference to Exhibit 4.3.1 to the Company’s Form 8-K filed October 24, 2007).

4.4.1
Supplemental Indenture, dated as of October 24, 2007, by and among SEMCO Energy, Inc. and The Bank of New York Trust Company, N.A., (as successor in interest to Fifth Third Bank) relating to 7 1/8% Senior Notes Due 2008 (incorporated herein by reference to Exhibit 4.4.1 to the Company’s Form 8-K filed October 24, 2007).

31.1	CEO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.